Form 10KSB
period 1995-12-31
COATES INTERNATIONAL LTD \DE\
filed 1997-11-07
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1995

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the Transition period from____________to______________

                         Commission File Number 33-94884

                            COATES INTERNATIONAL LTD.
        (Exact name of small business issuer as specified in its charter)

    Delaware                                         22-2925432
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                  Identification No.)

Highway 34 & Ridgewood Road, Wall Township, New Jersey       07719
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code (908) 449-7717

Securities registered pursuant to Section 12(b) of the Act:

                                 Title of Class
                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

For the year ended December 31, 1995, the issuer's revenues were $0.

During the year ended December 31, 1995, there was no established public trading market for the issuer's Series A Preferred Stock. On December 31, 1995, there were 5,963,600 shares of Series A Preferred Stock of the Issuer issued and outstanding.

                            COATES INTERNATIONAL LTD.

                                     PART I


Item 1.     Description of Business

Background

      Coates International Ltd. ("CIL") has completed the basic development of a spherical rotary valve system (the "Coates System") for use in piston driven internal combustion engines of all types. Development of the Coates System was initiated by CIL's founder, George J. Coates, in Ireland in the late 1970's. In 1982, Mr. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently, the Mark III version of his spherical rotary valve system. Between 1990 and 1994, George J. Coates was issued seven United States patents (the "Coates Patents") with respect to various aspects of the Coates System including the Mark II and the Mark III version. Mr Coates has also been issued a number of foreign patents with respect to various aspects of the Coates System and has patent applications pending in several foreign jurisdictions. See "Patents and Licenses."

      CIL holds a non-exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents, within the United States, its territories and possessions (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. See "Patents and Licenses."

      CIL and its Predecessor Entity have realized insignificant revenues from the inception of the Predecessor Entity in August 1988 through the present date and is a company in the development stage. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") as a prelude to an anticipated license agreement. Pursuant to the prototype manufacturing agreement, CIL commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, to date, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson and no assurances can be given that an acceptable engine will be developed or that a license agreement will be concluded with Harley Davidson. Under the terms of a February 1994 license agreement, CIL received a $500,000 initial payment made by Millwest Corporation ("Millwest") for a license of the Coates System technology. Millwest subsequently defaulted in making the next payment required under the license agreement. See "Patents and Licenses."

      Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions made by Gregory Coates and the above described payments from Harley Davidson and Millwest. As a development stage company, CIL has incurred losses from the inception of the Predecessor Entity in August 1988 through December 31, 1995 of $11,776,782 and at December 31, 1995, had a negative net worth of ($21,055) and negative working capital of ($1,696,179).

Business Plan

      CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters, and upon the manufacture and sale, by CIL, of high performance automotive, motorcycle and marine racing engines. CIL is actively attempting to market its technology and is in communication with various persons and entities who may be interested in acquiring sub-licenses to use the technology.

      CIL is currently manufacturing high performance automotive engines modified with the Coates System on a very limited basis at its Wall Township, New Jersey manufacturing facility. At December 31, 1995, none of the engines had been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. After it completes manufacture of a sufficient backlog of such engines, CIL intends to attempt to convert these inquiries into binding sales orders, to fill such orders from its limited inventory of engines and to continue to manufacture on a limited basis and market high performance automotive, motorcycle and marine racing engines using the Coates System technology. Assuming CIL obtains sufficient financing and a sufficient number of orders, CIL management believes that it will be able to produce racing engines using the Coates System technology at its Wall Township facility on a limited basis at the rate of approximately 30 engines per month. CIL expects that the bulk of its initial sales of engines, to the extent it is able to effectuate same, will be at a base sales price in the range of $25,000 to $30,000 per engine although depending on type and size, some of the engines may be priced as high as $75,000. To achieve such production levels, CIL will be required to expand its production work force to approximately 15-20 production workers.

      Assuming its sales develop to a sufficiently increased level, CIL intends to establish a full scale production facility (presumably in central New Jersey), significantly larger than its present facility, at which it will manufacture high performance racing engines modified with the Coates System on an assembly line basis. Management estimates that CIL will require approximately $7,500,000 of additional funding to establish and operate such a facility. Such funding would be required to acquire the larger facility and production machinery, to prepare assembly lines, castings and molds for manufacturing, to acquire inventory including engine blocks and heads, crank shafts and bearings and to employ additional production workers, mechanics, machine tool operators and assembly personnel as well as marketing personnel.
      It is the intention of CIL to fund its business plan by borrowings and the sale of equity and/or debt instruments, and through the sale of sub-licenses. All of these financing vehicles will be pursued simultaneously. It is not presently known which, if any, of these alternatives will be utilized, whether they are available to CIL, and if available, in what mixture or in what amounts.

      In view of its minimal revenues and recurring losses from operations since inception, its deficit accumulated during its development stage and its limited liquid assets, no assurances can be given that CIL will be able to pursue its business plan. If it does not obtain sufficient liquid assets to fund such plan, CIL may be forced to sell its assets or to seek protection from creditors through a bankruptcy or similar filing.

The Coates System

      The Coates System differs from the conventional poppet valve currently used in almost all piston driven automotive, motorcycle and marine engines, by changing the method by which the air and fuel mixture is delivered to the engine cylinder as well as the method of expelling the exhaust gases after the mixture is ignited. Unlike the poppet valve which protrudes into the engine cylinder, the Coates System utilizes spherical valves which do not protrude into the cylinder but rotate in a cavity formed between a two piece cylinder head. As a result of employing fewer moving parts as compared to the poppet valve and not protruding into the engine cylinder, management believes that the Coates System will promote less engine wear and will require less lubrication over the life of the engine. In addition, because the Coates System does not employ parts which protrude into the engine cylinder, it is designed with larger openings into the cylinder than conventional poppet valves so that more fuel and air mixture can be inducted into and expelled from the engine cylinder in a shorter period of time using the Coates System, leading to an ability to operate the engine faster and an ability to utilize higher compression ratios with lower combustion chamber temperatures. Management believes that as a result, engines modified with the Coates System will produce more power than similar engines utilizing the poppet valve system.

      Third Party Evaluations. In May 1993, a team of Chrysler Corporation ("Chrysler") engineers made a trip to the CIL facility in Wall Township, New Jersey to observe and evaluate the "Coates Spherical Rotary Valve Train System" for a possible investment by Chrysler. The Chrysler team recommended that "...no further activity should be undertaken by Chrysler at this time..." because of a lack of documented proof to substantiate that the System functions as claimed. Among other factors, the Chrysler team concluded that CIL required an "exorbitant" up-front licensing fee and vehicle royalty, that documented proof of component durability, system performance and emissions characteristics were non-existent and that demonstrated components were not acceptable. The Chrysler team also concluded that the Coates System's kinematics were extremely efficient, would yield a lower package height than a comparable poppet valve system and had good emission development potential. In listing potential benefits of the Coates System, the Chrysler team indicated that in comparison to a poppet valve train system, the Coates System will consist of fewer components, will reduce the vertical height of the cylinder head and will permit a higher rotating speed. Other cited potential benefits of the Coates System included improved power output and idle quality, reduced hydrocarbon emissions and potential emissions and fuel economy benefits. The Chrysler team also cited certain Coates System components as potential problems for meeting 100,000 mile durability goals including the combustion chamber seals, the spherical rotary valves - "especially the exhaust", and the rotating valve shaft bearings. Other cited potential problems included a statement that the overall weight may be greater than a comparable poppet valve train system and that initial manufacturing costs will be greater than a comparable poppet valve train system.

      Pursuant to a July 1991 prototype manufacturing agreement signed by CIL with Harley Davidson as a prelude to an anticipated license agreement, Harley Davidson engineers (according to Harley Davidson) conducted dynamometer tests of two prototype motorcycle engines modified to incorporate the Coates System. In the fall of 1991, Harley Davidson advised CIL that relatively early in the test process, each prototype engine experienced mechanical durability problems. CIL has not, to date, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson. No assurances can be given that an acceptable engine will be developed or that a license agreement will be concluded with Harley Davidson.

      Test Results. An automobile engine modified with the Coates System was tested in February and August 1990 and February 1991 at the facilities of Compliance and Research Services, Inc. ("CRS") an independent motor vehicle testing contract laboratory recognized by the United States Environmental Protection Agency ("EPA"), in tests set up to measure power and fuel economy. The test results indicated emission levels of pollutants which were substantially higher than maximum emission levels permitted pursuant to regulations adopted by the EPA. However, the tests conducted were not emissions tests and the engine of the vehicle being tested had been operated for more than 100,000 miles prior to testing. Furthermore, the engine tested was not equipped with an EGR system or an air pump, two standard pollution control devices required to be installed in most automobiles operating on U.S. roads today. Subsequently, CRS conducted an emission test in February 1995 on a 1985 Mercedes engine modified to utilize the improved Coates System as compared to a similar 1985 Mercedes engine not so modified. The test, conducted on a dynamometer and characterized as a "hot start" test, comprised only one of the three required Federal Testing Procedure or "FTP" tests required by the EPA to be passed before an engine can be manufactured for commercial use in the United States. The test results were as follows:

                               Pollutants Emitted
                               (in Grams per Mile)

                        Total       Total CarbonOxides of
                        Hydrocarbons  Monoxide  Nitrogen

Mercedes Engine
with Coates System      .642            1.752   3.069

Mercedes Engine
without Coates System   .978            4.237   3.032

Maximum allowable
EPA emission standards  .41             3.4     1.0

      Although the Mercedes engine modified with the Coates System emitted substantially less pollutants than the non-modified Mercedes engine in two of the three categories and emitted only slightly more oxides of nitrogen than the non-modified Mercedes; in two of the three pollutant categories, the Coates System modified engine emissions exceeded maximum permitted EPA emission standards. It should be noted that in these preliminary tests conducted in 1995, neither engine was equipped with an EGR system or an air pump. No assurances can be given that equipping the Coates System modified engine with an EGR system and an air pump would have reduced pollutant emissions to EPA acceptable levels or that continued developmental efforts on the Coates System will reduce total hydrocarbon and oxides of nitrogen emissions to EPA acceptable levels.

      A vehicle engine runs approximately 50% of its life at idle, or close to idle. Most pollution occurs when vehicles are bumper to bumper, in a stop and go situation. This happens mainly in cities where the majority of people and vehicles are concentrated. The EPA has standards for vehicles in these situations. Every vehicle in the United States must pass a tailpipe emissions test on a regular basis. On February 26, 1991, a Mercedes 280 equipped with the Coates System was tested at Glendinning Ultra Service Center, Wall Township, New Jersey 07719 (a local service station which is not an independent motor vehicle testing contract laboratory recognized by the EPA), with results as follows:

                  HC    134 PPM
                  CO    0.22%
                  CO2   14.66%
                  O2    0.0%
                  RPM   1,000

At such time, the maximum EPA limits were:

                  HC    220 PPM
                  CO    1.2%
                  NOx   was not required.

On March 30, 1993 another tailpipe test was carried out with a Mercedes 280 fitted with the Coates System at a local State of New Jersey Motor Vehicle Inspection Station (which is also not an independent motor vehicle testing contract laboratory recognized by the EPA), in order to register the vehicle and the emission levels were as follows:

                  HC    0 PPM
                  CO    .00%
                  RPM   825

Another test carried out on the same day at the same facility indicated the following emission levels:

                  HC    0 PPM
                  CO    .01%
                  RPM   1,264

The tests conducted at the local service station and at the Motor Vehicle Inspection Station were not dynamometer tests and were conducted merely to indicate how much emissions the engine puts out at idle or in a traffic situation.

Patents and Licenses

      In 1982, George J. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven internal combustion engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently the Mark III version of his spherical rotary valve system. Between 1990 and 1994, George J. Coates was issued seven United States patents (the "Coates Patents") with respect to various aspects of the Coates System including the Mark II and Mark III version. The Coates Patents are as follows:

                              Date                    Date
U.S. Patent No.               Application Filed       of Patent

4,989,576   (Mark I)          July 26, 1982           February 5, 1991
4,953,527   (Mark II)         November 14, 1988       September 4, 1990
4,989,558                     September 14, 1989      February 5, 1991
4,944,261   (Mark IIB)        October 16, 1989        July 31, 1990
4,976,232                     December 6, 1989        December 11, 1990
5,109,814                     May 10, 1991            May 5, 1992
5,361,739   (Mark III)        May 12, 1993            November 8, 1994

      The Mark I, Mark II, Mark IIB and Mark III patents were also the subject of foreign filings by Mr. Coates who has been issued foreign patents with respect to some of these filings by Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland as well as by Australia, Brazil, Canada, Hong Kong, Japan, Korea, Mexico, Singapore, South Africa and Taiwan. Mr. Coates continues to have patent applications pending in some of these as well as other foreign jurisdictions.

      In connection with the settlement of the SEC complaint described in Item 3 herein, the final consent judgment executed by George J. Coates permitted him to retain title to the Coates Patents as well as all other patents pending or issued with respect to his Spherical Rotary Valve technology and future patent applications with respect to such technology (collectively, the "Patents") provided that he reimburse CIL for all monies expended in the preparation, application and/or prosecution of the Patents. Such sums in the aggregate amount of $434,639 were credited to or paid to CIL in 1995 so that George J. Coates retained title to the Patents.

      Subsequent thereto, in February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents within the United States, its territories and possessions. The licenses expire in the event of bankruptcy or similar insolvency of CIL. George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. CIL agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of the non-exclusive license payable at management's discretion but in no event later than February 17, 1998. In September 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Stock to Mr. Coates as the license fee. The shares were issued to Mr. Coates in November 1995.

      See "Item 1 - Business - The Coates System - Third Party Evaluations" as to a July 1991 prototype manufacturing agreement executed by CIL with Harley Davidson as a prelude to an anticipated license agreement. As CIL has been unable, to date, to develop a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson, no assurances can be given that a license agreement will be concluded with Harley Davidson.

      In February 1994, CIL executed a license agreement with Millwest Corporation of Dumas, Texas ("Millwest") granting Millwest a five year exclusive license to retrofit pre-existing internal combustion engine blocks (excluding air-cooled engines and engines used for racing competition) by replacing the pre-existing valve system with the Coates Spherical Rotary Valve System in the United States, its territories and possessions, Canada and Mexico, the five year term to commence after payment to CIL by Millwest on or before May 4, 1994 of a $10,000,000 licensing fee. The agreement also provided Millwest with a non-exclusive license to manufacture the Coates Spherical Rotary Valve System subject to the payment of royalties. Additional payments of $1,666,666 were required to be paid to CIL on the third, fourth and fifth anniversary of the effectiveness of the license. An additional $15,000,000 payment is due on February 5, 1999. Millwest made an initial $500,000 payment pursuant to the agreement in February 1994 but has failed to pay the additional $9,500,000 to activate the license. CIL has placed Millwest on notice that it is in default. In June 1995, Millwest informed CIL of an intention to activate the license agreement claiming that financing had been arranged to do so but to date, no additional payments have been received by CIL from Millwest and no assurances can be given that any additional payments will be made.

Employees

      At December 31, 1995, CIL employed nine people including George J. Coates and his son Gregory who performed management and research and development functions; George J. Coates' wife Bernadette who was involved in management and administration functions, one draftsman, three tool and lathe operators, and two secretarial and bookkeeping personnel.

Item 2.     Description of Property

      CIL's executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction on a 6 1/2 acre site in Wall Township, New Jersey. CIL acquired this property from The George J. Coates 1991 Family Partnership, L.P. in 1995.
See "Item 12" herein.

      In its development operations, CIL owns and utilizes milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition, reasonable wear and tear excepted.



Item 3.     Legal Proceedings

SEC Complaint

      In July 1994, the SEC filed a complaint in the United States District Court for the Southern District of New York (94 Civ. 5361) against George J. Coates, CIL and certain affiliated companies seeking injunctive and other relief. In its complaint, the SEC alleged that CIL and George J. Coates raised "...almost $6.5 million from almost 400 investors..." through offers, purchases and sales of CIL securities which the SEC alleged were fraudulent. The SEC alleged that CIL and George J. Coates misrepresented the capabilities of the Coates engine; omitted to disclose negative results of independent tests on the engine; falsely claimed that CIL had sold licenses and received orders and other commercial opportunities; and misrepresented that George J. Coates had assigned all patents related to the Coates engine to CIL. The SEC also alleged that CIL and George J. Coates had failed to disclose to shareholders that certain of the shares sold by Mr. Coates were not authorized by CIL; that George J. Coates misappropriated or misused approximately $2 million of investor funds for his personal benefit; and that CIL had engaged in several related party transactions with other entities controlled by George J. Coates.

      At the time of the filing of the SEC complaint, the Court issued an order freezing the assets of CIL and George J. Coates (although George J. Coates was permitted to use future income for living expenses). The Court appointed Donald
H. Steckroth, Esq., a New Jersey attorney, as Temporary Receiver, to take possession and control of CIL's assets and properties, to preserve the status quo and to prevent any misuse, encumbrance or disposal of CIL's corporate property and assets.


Arrest of George J. Coates

      At the same time as the SEC complaint was filed in July 1994, an inspector for the United States Postal Inspection Service swore out a criminal complaint against George J. Coates in the United States District Court for the Southern District of New York, based on allegations similar to those contained in the SEC complaint. As a result, Mr. Coates was arrested but he was released after four days of incarceration. On May 30, 1995, a United States Magistrate Judge of the United States District Court for the Southern District of New York signed an order in response to a request by the office of the United States Attorney for the Southern District of New York dismissing without prejudice, the criminal complaint against George J. Coates.

Settlement of the SEC Complaint

      On February 6, 1995, CIL and George J. Coates, without admitting or denying the allegations contained in the SEC complaint, consented to the entry of final consent judgments enjoining them from effecting sales of any security unless a registration statement is in effect as to such security or an applicable exemption from registration is available and from engaging in fraudulent activities in connection with the offer or sale of any security. CIL was also ordered to provide an accounting of its assets and liabilities; its financial statements and a list of all purchasers of CIL stock from CIL, George

J. Coates or any other source during the period commencing April 24, 1990 to the date of the consent judgment including the number of shares purchased and the purchase price. George J. Coates was ordered to provide an accounting as to his assets and liabilities; as to any money, property, assets or other revenue received by him or for his benefit from January 1, 1990 to the date of the accounting; and as to all assets, funds, securities or real or personal property of investors in CIL which were transferred to or for George J. Coates' benefit during such period.

      George J. Coates was also ordered to cause the transfer by The George J. Coates 1991 Family Partnership, L.P. to CIL of the real property and building used by CIL as its principal facility located at Highway 34 and Ridgewood Road in Wall Township, New Jersey. This transfer was effected on February 21, 1995. George J. Coates has guaranteed repayment of the mortgage loan on this property and CIL is obligated to indemnify George J. Coates from any liability based on the mortgage loan on the property. The consent judgment permitted George J. Coates to retain title to the Coates Patents provided that he reimbursed CIL for all of the monies it expended in the preparation, application and prosecution of the Patents. Such sums in the aggregate amount of $335,805 were paid to CIL by February 15, 1995 so that George J. Coates retained title to the Patents. Mr. Coates was also ordered to cause the transfer to CIL of all licensing fees and other funds paid to persons or entities other than CIL in connection with the acquisition by the payor of an interest in the Patents or in the technology embodied in the Patents, including the $500,000 licensing fee paid by Millwest Corporation and held in a bank account entitled "Coates International Licensing." On February 24, 1995, the $500,000 license fee and $12,144 of interest thereon was paid to CIL.

Rescission and Exchange Offer

      The consent judgment also required CIL to file a registration statement with the SEC to effect a Rescission and Exchange Offer, as follows:

      Purchasers of Series A Stock who  purchased  such stock from CIL or George
J. Coates during the period commencing April 24, 1990 through November 13, 1995 and who continued to own their shares at such date were afforded the option to choose one of the following two forms of consideration in exchange for his or her shares of Series A Stock.

      Option One - Subject to the availability of same, the right to receive cash or assets equal in amount to the consideration such Purchaser paid for his or her shares of Series A Stock, in exchange therefore, plus simple interest calculated at an annual rate of five (5%) percent from the date of payment for the Series A Preferred Stock; or

      Option Two - the right to receive one share of newly issued Series A Stock identical to the previously purchased Series A Stock in exchange for each share of Series A Stock held by such Purchaser.

      Pursuant to the consent judgment, CIL filed a registration statement on Form S-1 with the SEC (File No. 33-94884) to effect the Rescission and Exchange Offer. The registration statement was declared effective by the SEC on November 13, 1995.

      Pursuant to the consent judgment, Donald H. Steckroth, Esq., the Temporary Receiver, was appointed Special Master, to continue in possession and control of any and all assets of CIL until a distribution was made pursuant to the Rescission and Exchange Order and until he was discharged by order of the Court. The consent judgment required CIL to mail a copy of the November 13, 1995 Prospectus together with a cover letter prepared by the Special Master advising the Purchasers of the allegations contained in the SEC complaint, the terms of the final CIL consent judgment, the fact that the Prospectus contained detailed information concerning the status of CIL's business and efforts to develop and commercially exploit the Coates engine technology, and explaining the above two options, and an Election Form, by certified mail return receipt requested, to each Purchaser.

      After the November 13, 1995 effectiveness of the above registration statement, the Prospectus and the required cover letter and Election Form were mailed to each of the Purchasers. Of the 328 persons to whom the Rescission and Exchange Offer was directed (who had invested approximately $6,500,000 in CIL), an aggregate 32 Purchasers elected to rescind their prior purchases of an aggregate 48,500 shares of Series A Preferred Stock entitling them to be paid an aggregate $1,270,000 plus interest.

Two of the 32 Purchasers invested $900,000 of the $1,270,000 in CIL with respect to which rescission was elected.

      George J. Coates had consented to pay up to the first $773,500 of the amounts payable pursuant to the Rescission and Exchange Offer to those Purchasers who elected Option One using all of his personal assets other than his personal residence. To the extent that he was unable to pay any such amounts, CIL was required to pay same and would retain its rights to assert claims against George J. Coates personally to recover its payment of any such shortages. CIL also consented to pay any additional amounts required to fund the Rescission and Exchange Offer.

      CIL is a defendant in various lawsuits. In the opinion of management, none of these lawsuits will have a material adverse effect on CIL, its business or its financial condition.


Item 4.     Submission of Matters to a Vote of Security Holders

      CIL did not submit any matter to a vote of its stockholders during the fourth quarter of calendar year 1995.

                            COATES INTERNATIONAL LTD.

                                     PART II


Item 5.     Market for Common Equity
            and Related Stockholder Matters

      There is no established public trading market for CIL's only outstanding class of capital stock, its Series A Preferred Stock. At December 31, 1995, the approximate number of holders of record of the Series A Preferred Stock was 370. CIL has not paid any dividends with respect to its Series A Preferred Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the foreseeable future.

      Pursuant to the SEC Complaint described in "Item 3" herein, the SEC alleged that since April 24, 1994, CIL (including its predecessor) and George J. Coates raised "...almost $6.5 million from almost 400 investors..." through offers, purchases and sales of CIL's securities which the SEC alleged were fraudulent. The SEC also alleged that such offers, purchases and sales were effected without registration under the Securities Act of 1933 or pursuant to an applicable exemption thereunder. The shares of Series A Preferred Stock were sold at effective prices of $5, $10, $20 and $30 by CIL, its predecessor and its controlling stockholder for $6,578,000 in gross proceeds. As a result of the settlement of the SEC Action described in "Item 3," no exemption from registration under the Securities Act of 1933 is being claimed by CIL and the "Rescission and Exchange Offer" therein described has been effectuated.


Item 6.     Management's Discussion and Analysis or Plan of Operation

      Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 (the "Predecessor Entity"). As a result of a dispute with certain former employee-directors who claimed to own approximately nine (9%) percent of the Predecessor Entity's outstanding capital stock, the Predecessor Entity was reorganized in November, 1991. Pursuant to the reorganization, all of the Predecessor Entity's assets subject to liabilities were distributed to CIL, the non-litigating stockholders of the Predecessor Entity became the stockholders of CIL and the Predecessor Entity was dissolved.

      CIL has completed the basic development of a spherical rotary valve system (the "Coates System"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable United States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds a non-exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents, within the United States, its territories and possessions (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL.
See "Item 1 - Patents and Licenses."

      CIL has had a short operating history during which it has primarily devoted its attention to developing the technology associated with the Coates System. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted such time in an attempt to interest various persons and entities in acquiring sub-licenses to use the technology.

      CIL is currently manufacturing high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey manufacturing facility. Through December 31, 1995, none of the engines had been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. After it completes manufacture of a sufficient backlog of such engines, CIL intends to attempt to convert these inquiries into binding sales orders, to fill such orders from its limited inventory of engines and to continue to manufacture on a limited basis and market high performance automotive, motorcycle and marine racing engines using the Coates System technology. CIL also intends to attempt to sublicense such technology.

Results of Operations from Inception August 31, 1988 through December 31, 1995

      Virtually no revenues were realized from the inception of operations through December 31, 1995, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

      Under the terms of a February 1994 license agreement, a $500,000 initial payment was made by Millwest Corporation ("Millwest") for a license of the technology and was held in a bank account entitled "Coates International Licensing." This sum was subsequently paid over to CIL. Pursuant to the terms of the license agreement, Millwest was obligated to make another payment of $9.5 Million to CIL on or before May 4, 1994. Millwest did not make such payment. CIL placed Millwest on notice that it was in default. In June 1995, Millwest informed CIL of an intention to activate the license agreement and claimed that financing has been arranged to do so but to date, no additional payments have been received by CIL from Millwest and no assurances can be given that any additional payments will be made.

      CIL did not recognize any revenues in calendar year 1995. Operating expenses incurred during CIL's development stage, from August 31, 1988, to December 31, 1995 were $12,352,703. Of this amount, salaries and related benefits aggregated $1,549,019 (or 13%). Other expenses aggregated $10,803,684 (or 87%).

      Included in this total were research and development expenses of $7,207,281 (including a $5,500,000 license fee payable to George J. Coates converted into 275,000 shares of Series A Stock) and officers' salaries aggregating $1,145,652. Occupancy expense of $468,736 primarily reflects total rent through February 1995 associated with CIL's lease of approximately 25,000 square feet of research, machine shop and office space, at Highway 34 and Ridgewood Road, Wall Township, New Jersey, from The George J. Coates 1991 Family Partnership, L.P. Pursuant to the consent judgment in connection with the SEC complaint as previously described, in February, 1995, the lease was terminated as title to the premises was conveyed, to CIL, by the Partnership. Thus the rental payments have been terminated. See "Item 3 - Rescission and Exchange Offer" as to CIL's obligation to indemnify George J. Coates with respect to the $300,000 mortgage obligation assumed by CIL on the premises. The balance has since been reduced to $210,000 and the mortgagees have agreed to further reduce the mortgage balance by an additional $50,000 to $160,000 upon issuance to them of an aggregate 2,500 shares of Series A Stock but to date, said shares have not been issued. CIL is currently paying interest only on the mortgage at the rate of $1,200 per month.

Liquidity and Capital Resources

      Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1995 aggregated $404,549. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to December 31, 1995, of $11,776,782 and at December 31, 1995 had a negative net worth of ($21,055) and negative working capital of ($1,696,179).

      CIL had agreed to pay a $5,500,000 license fee to George J. Coates in consideration for a non-exclusive license granted by him to CIL in February 1995. In September 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue

275,000 shares of Series A Stock to George J. Coates as the license fee. These shares were issued to George J. Coates in November 1995. See "Item 1 - Patents and Licenses."

      See "Item 1 - Business Plan" as to CIL's current business plan. It is the intention of CIL to fund its business plan by borrowings and the sale of equity and/or debt instruments, and through the sale of sub-licenses. All of these financing vehicles will be pursued simultaneously. It is not presently known which, if any, of these alternatives will be utilized, whether they are available to CIL, and if available, in what mixture or in what amounts.

      In view of its minimal revenues and recurring losses from operations since inception, its deficit accumulated during its development stage and its limited liquid assets, no assurances can be given that CIL will be able to pursue its business plan. If it does not obtain sufficient liquid assets to fund such plan, CIL may be forced to sell its assets or to seek protection from creditors through a bankruptcy or similar filing.

Note Regarding Forward-Looking Statements

      This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.


Item 7.     Financial Statements

      Attached. CIL's financial statements for 1995 were reaudited in connection with the audit of its 1996 financial statements and both are included herein.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
  Coates International Ltd.
  Wall Township, New Jersey

            We have audited the accompanying balance sheets of Coates International Ltd. [a development stage company] as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Coates International Ltd. as of and for the year ended December 31, 1995, were audited by other auditors whose report dated March 11, 1996, on those statements [except for one Note to the financial statements for which the date for various information included therein was March 15 and 23, 1996], included an explanatory paragraph describing the uncertainty about Coates International Ltd.'s ability to continue as a going concern, which was more fully described in a Note to the 1995 financial statements. As more fully discussed in Note 4 to the accompanying financial statements, Coates
International Ltd. has made various restatements to its 1995 financial statements during 1996. The principal restatements reflect decisions by the United States District Court for the Southern District of New York regarding the legal rights to a certain cash bank account and the amount of the Company's obligation to Rescinding Shareholders at December 31, 1995. Another principal restatement relates to cash infusions by a principal stockholder that were restated from loans to additional paid-in capital at December 31, 1995.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International Ltd. [a development stage company] as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception [August 31, 1988] through December 31, 1996 as shown in the cumulative columns on the statement of operations and the statement of cash flows, nor on the statement of stockholders' equity [deficit] for the period from inception [August 31, 1988] through December 31, 1994.

            The accompanying financial statements have been prepared assuming that Coates International Ltd. will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has had insignificant revenues to date, has suffered recurring losses and has accumulated a deficit since its inception to December 31, 1996, of over $13 million. The Company also has minimal liquid assets, and has over $2.2 million in current liabilities. In addition to a recorded liability of $486,970 to certain potential investors, the Company has a contingent liability of $773,500 related to these potential investors. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
January 24, 1997

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


BALANCE SHEETS
------------------------------------------------------------------------------


                                                                               December 31,
                                                                          1 9 9 6       1 9 9 5
                                                                                       [Restated]
Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   13,641   $    27,769
  Inventory                                                                144,033            --
                                                                        ----------   -----------

  Total Current Assets                                                     157,674        27,769
                                                                        ----------   -----------

Property, Plant and Equipment - Net                                      1,606,659     1,634,822
                                                                        ----------   -----------

Other Assets:
  Due from Stockholder                                                      12,042        35,686
  Deposit                                                                    2,500         2,500
  Due from Affiliated Companies                                              4,428         2,116
                                                                        ----------   -----------

  Total Other Assets                                                        18,970        40,302
                                                                        ----------   -----------

  Total Assets                                                          $1,783,303   $ 1,702,893
                                                                        ==========   ===========

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Amounts Due to Potential Investors                                    $  486,970   $        --
  Redeemable Series A Preferred Stock                                       10,000       496,970
  Mortgage Payable                                                         210,000       250,000
  Accrued Legal Fees                                                     1,198,273       665,475
  Accounts Payable                                                          45,081        44,659
  Accrued Interest                                                         109,408       158,818
  Other Accrued Expenses                                                   204,213       108,026
  Due to Stockholder                                                         8,000            --
                                                                        ----------   -----------

  Total Current Liabilities                                              2,271,945     1,723,948
                                                                        ----------   -----------

Commitments and Contingencies [10]                                              --            --
                                                                        ----------   -----------

Stockholders' Equity [Deficit]:
  Common Stock, $.001 Par Value, 20,000,000 Shares Authorized -
   No Shares Issued                                                             --            --

  Preferred Stock, Series A, $.001 Par Value, 14,000,000 Shares
   Authorized - Voting, Non-Cumulative Convertible, 5,963,600 Shares
   Issued and Outstanding at December 31, 1996 and 1995                      5,963         5,963

  Additional Paid-in Capital                                            12,882,287    11,749,764

  Deficit Accumulated During the Development Stage                     (13,376,892) (11,776,782)

  Total Stockholders' Equity [Deficit]                                    (488,642)      (21,055)
                                                                        ----------   -----------

  Total Liabilities and Stockholders' Equity [Deficit]                  $1,783,303   $ 1,702,893
                                                                        ==========   ===========

See Notes to Financial Statements.

                                        F-2



COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                           For the
                                                                         Period from
                                                                         August 31,
                                                                        1988 [Date of
                                                                         Inception]
                                                    Years ended            Through
                                                   December 31,         December 31,
                                                1 9 9 6      1 9 9 5       1 9 9 6
                                                -------      -------       -------
                                                           [Restated]

Revenue                                      $    37,375   $       --   $   687,375
                                             -----------   ----------   -----------

Operating Expenses:
  Research and Development Costs                 245,625    5,860,244     7,452,906
  General and Administrative Expenses          1,315,282    1,055,160     6,222,241
  Depreciation Expense                            40,915       66,386       279,378
                                             -----------   ----------   -----------

  Total Operating Expenses                     1,601,822    6,981,790    13,954,525
                                             -----------   ----------   -----------

  Loss From Operations                        (1,564,447)  (6,981,790)  (13,267,150)
                                             -----------   ----------   -----------

Other Income [Expense]:
  Interest Income                                  1,121        9,514       113,604
  Interest Expense                               (36,784)     (90,530)     (223,346)
                                             -----------   ----------   -----------

  Net Other [Expense]                            (35,663)     (81,016)     (109,742)
                                             -----------   ----------   -----------

  Net Loss                                   $(1,600,110)  $(7,062,806) $(13,376,892)
                                             ===========   ===========  ============

  Net Loss Per Share                         $      (.27)  $    (1.23)
                                             ===========   ==========

  Weighted Average Number of Shares            5,963,600    5,764,000
                                             ===========   ==========



See Notes to Financial Statements.


COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
-------------------------------------------------------------------------------------------------------------------

                                                     Common Stock                Common Stock              Series A
                                                        Class A                     Class C             Preferred Stock
                                                 Shares       Amount       Shares        Amount       Shares       Amount

August 31, 1988 [Date of Inception]                      --  $       --          --  $        --           --  $        --

Issuance of Shares                                  854,500         854          --           --           --           --

Issuance of Stock Pursuant to Private
   Placement Offering                               100,000          96          --           --           --           --

Net Loss for the Period from
   August 31, 1988 [Date of Inception]
   Through December 31, 1988                             --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1988                      954,500         950          --           --           --           --

Stock Dividend                                       50,000          50     450,000          450           --           --

Issuance of Stock for Services Rendered              12,000          12          --           --           --           --

Net Loss for Year Ended
   December 31, 1989                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1989                    1,016,500       1,012     450,000          450           --           --

Issuance of Stock Pursuant to Private
   Placement Offering                                76,000          76          --           --           --           --

Issuance of Stock                                   962,500         962          --           --           --           --

Net Loss for Year Ended
   December 31, 1990                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1990                    2,055,000       2,050     450,000          450           --           --

Exchange of Preferred Stock for
   Common Stock Class A                          (2,055,000)     (2,050)         --           --           --           --

Exchange of Preferred Stock for
   Common Stock Class C                                  --          --    (450,000)        (450)          --           --

Cancellation of Common Stock Class C                     --          --          --           --           --           --

Issuance of Stock in Connection with
   Reorganization                                       100          --          --           --           --           --

Dissolution of Coates International Ltd.               (100)         --          --           --           --           --

Exchange of Series A Preferred Stock for
   Preferred Stock                                       --          --          --           --    2,280,000        2,280

Issuance of Stock                                        --          --          --           --      102,000          102

Purchase of Treasury Stock                               --          --          --           --           --           --

Stock Split 2:1                                          --          --          --           --    2,382,000        2,382

Net Loss for Year Ended
   December 31, 1991                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1991 - Forward                 --  $       --          --  $        --    4,764,000  $     4,764
See Notes to Financial Statements.




COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
-------------------------------------------------------------------------------------------------------------------



                                                     Common Stock                Common Stock              Series A
                                                        Class A                     Class C             Preferred Stock
                                                 Shares       Amount       Shares        Amount       Shares       Amount

   Balance - December 31, 1991 -
     Forwarded                                           --  $       --          --  $        --    4,764,000  $     4,764

To Correct Balance at
   December 31, 1991                                     --          --          --           --      772,500          772

Issuance of Stock for Service                            --          --          --           --          500           --

Issuance of Stock                                        --          --          --           --      115,850          116

Private Placement Costs                                  --          --          --           --           --           --

Net Loss for Year Ended
   December 31, 1992                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1992                           --          --          --           --    5,652,850        5,652

Issuance of Stock                                        --          --          --           --       82,250           83

Purchase of Treasury Stock                               --          --          --           --           --           --

Prior Period Adjustment                                  --          --          --           --           --           --

Adjustment for Redeemable
   Preferred Stock                                       --          --          --           --     (479,950)        (480)

Net Loss for Year Ended
   December 31, 1993                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1993                           --          --          --           --    5,255,150        5,255

Issuance of Stock                                        --          --          --           --        2,000            2

Purchase of Treasury Stock                               --          --          --           --           --           --

Adjust Treasury Stock for Redeemable
   Preferred Stock                                       --          --          --           --       (1,000)          (1)

Adjust Remaining Redeemable Preferred
   Stock Issued in 1994                                  --          --          --           --       (1,000)          (1)

Restoration of Shares Not Redeemed by
   Stockholders                                          --          --          --           --      415,200          415

Net Loss for Year Ended
   December 31, 1994                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1994 -
     Forward                                             --  $       --          --  $        --    5,670,350  $     5,670


See Notes to Financial Statements.



COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
-------------------------------------------------------------------------------------------------------------------

                                                     Common Stock                Common Stock              Series A
                                                        Class A                     Class C             Preferred Stock
                                                 Shares       Amount       Shares        Amount       Shares       Amount

   Balance - December 31, 1994 -
     Forwarded                                           --  $       --          --  $        --    5,670,350  $     5,670

Restoration of Shares Not Redeemed
   by Stockholders                                       --          --          --           --       18,250           18

Issuance of Stock in Exchange for
   U.S. Patent Rights                                    --          --          --           --      275,000          275

Adjustments to Paid-in Capital [4]                       --          --          --           --           --           --

Treasury Stock Adjustment                                --          --          --           --           --           --

Net Loss for Year Ended
   December 31, 1995                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1995
     [Restated]                                          --          --          --           --    5,963,600        5,963

Adjustments to Paid-in Capital [4]                       --          --          --           --           --           --

Net Loss for Year Ended
   December 31, 1996                                     --          --          --           --           --           --
                                             --------------  ----------  ----------  -----------  -----------  -----------

   Balance - December 31, 1996                           --  $       --          --  $        --    5,963,600  $     5,963
                                             ==============  ==========  ==========  ===========  ===========  ===========

See Notes to Financial Statements.




COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
-------------------------------------------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated        Total
                                                                     Additional                During the     Stockholders'
                                                Preferred Stock        Paid-in    Treasury     Development       Equity
                                             Shares       Amount       Capital      Stock         Stage         [Deficit]

August 31, 1988 [Date of Inception]                --  $       --  $          --  $       --  $           --  $         --

Issuance of Shares                                 --          --             --          --              --           854

Issuance of Stock Pursuant to Private
   Placement Offering                              --          --        499,900          --              --       499,996

Net Loss for the Period from August 31, 1988
   [Date of Inception] Through
   December 31, 1988                               --          --             --          --         (52,708)      (52,708)
                                         ------------  ----------  -------------  ----------  --------------  ------------

    Balance - December 31, 1988                    --          --        499,900          --         (52,708)      448,142

Stock Dividend                                     --          --           (500)         --              --            --

Issuance of Stock for Services Rendered            --          --            (12)         --              --            --

Net Loss for Year Ended
   December 31, 1989                               --          --             --          --        (252,288)     (252,288)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1989                     --          --        499,388          --        (304,996)      195,854

Issuance of Stock Pursuant to Private
   Placement Offering                              --          --        701,165          --              --       701,241

Issuance of Stock                                  --          --             --          --              --           962

Net Loss for Year Ended
   December 31, 1990                               --          --             --          --        (392,564)     (392,564)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1990                     --          --      1,200,553          --        (697,560)      505,493

Exchange of Preferred Stock for
   Common Stock Class A                     2,055,000       2,050             --          --              --            --

Exchange of Preferred Stock for
   Common Stock Class C                       450,000         450             --          --              --            --

Cancellation of Common Stock
   Class C                                   (225,000)       (220)            --          --              --          (220)

Issuance of Stock in Connection with
   Reorganization                                  --          --          1,000          --              --         1,000

Dissolution of Coates International Ltd.           --          --         (1,000)         --              --        (1,000)

Exchange of Series A Preferred Stock
   for Preferred Stock                     (2,280,000)     (2,280)        18,990          --              --        18,990

Issuance of Stock                                  --          --      1,019,898          --              --     1,020,000

Purchase of Treasury Stock                         --          --             --     (25,000)            - -       (25,000)

Stock Split 2:1                                    --          --         (2,382)         --              --            --

Net Loss for Year Ended
   December 31, 1991                               --          --             --          --        (739,096)     (739,096)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1991 -
     Forward                                       --  $       --  $   2,237,059  $  (25,000) $   (1,436,656) $    780,167

See Notes to Financial Statements.





COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
-------------------------------------------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated        Total
                                                                     Additional                During the     Stockholders'
                                                Preferred Stock        Paid-in    Treasury     Development       Equity
                                             Shares       Amount       Capital      Stock         Stage         [Deficit]

   Balance - December 31, 1991 -
     Forwarded                                     --  $       --  $   2,237,059  $  (25,000) $   (1,436,656) $    780,167

To Correct Balance at December 31, 1991            --          --           (772)         --              --            --

Issuance of Stock for Service                      --          --         10,000          --              --        10,000

Issuance of Stock                                  --          --      2,306,884          --              --     2,307,000

Private Placement Costs                            --          --        (80,675)         --              --       (80,675)

Net Loss for Year Ended
   December 31, 1992                               --          --             --          --        (996,055)     (996,055)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1992                     --          --      4,472,496     (25,000)     (2,432,711)    2,020,437

Issuance of Stock                                  --          --      1,944,917          --              --     1,945,000

Purchase of Treasury Stock                         --         - -             --     (55,000)             --       (55,000)

Prior Period Adjustment                            --          --             --          --         219,224       219,224

Adjustment for Redeemable Preferred Stock          --          --     (5,921,818)     65,000              --    (5,857,298)

Net Loss for Year Ended
   December 31, 1993                               --          --             --          --      (1,270,966)   (1,270,966)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1993                     --          --        495,595     (15,000)     (3,484,453)   (2,998,603)

Issuance of Stock                                  --          --         39,998          --              --        40,000

Purchase of Treasury Stock                         --          --             --     (35,000)             --       (35,000)

Adjust Treasury Stock for Redeemable
   Preferred Stock                                 --          --        (19,999)     20,000              --            --

Adjust Remaining Redeemable Preferred Stock
   Issued in 1994                                  --          --        (19,999)         --              --       (20,000)

Restoration of Shares Not Redeemed by
   Stockholders                                    --          --      4,586,883          --              --     4,587,298

Net Loss for Year Ended
   December 31, 1994                               --          --             --          --      (1,229,523)   (1,229,523)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1994                     --          --      5,082,478     (30,000)     (4,713,976)      344,172

Restoration of Shares Not Redeemed by
   Stockholders                                    --          --         19,982          --              --        20,000

Issuance of Stock in Exchange for
   U.S. Patent Rights                              --          --      5,499,725          --              --     5,500,000

Adjustments to Paid-in Capital [4]                 --          --      1,177,579          --              --     1,177,579

Treasury Stock Adjustment                          --          --        (30,000)     30,000              --            --

Net Loss for Year Ended
   December 31, 1995                               --          --             --          --      (7,062,806)   (7,062,806)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1995
     [Restated] - Forward                          --  $       --  $11,749,764    $       --  $  (11,776,782) $    (21,055)

See Notes to Financial Statements.



COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
-------------------------------------------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated        Total
                                                                     Additional                During the     Stockholders'
                                                Preferred Stock        Paid-in    Treasury     Development       Equity
                                             Shares       Amount       Capital      Stock         Stage         [Deficit]

   Balance - December 31, 1995
     [Restated] - Forwarded                        --  $       --  $11,749,764    $       --  $  (11,776,782) $    (21,055)

Adjustments to Paid-in Capital [4]                 --          --      1,132,523          --              --     1,132,523

Net Loss for Year Ended
   December 31, 1996                               --          --             --          --      (1,600,110)   (1,600,110)
                                         ------------  ----------  -------------  ----------  --------------  ------------

   Balance - December 31, 1996                     --  $       --  $  12,882,287  $       --  $  (13,376,892) $   (488,642)
                                         ============  ==========  =============  ==========  ==============  ============

See Notes to Financial Statements.


COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                          For the
                                                                        Period from
                                                                        August 31,
                                                                       1988 [Date of
                                                                        Inception]
                                                    Years ended           Through
                                                   December 31,        December 31,
                                                1 9 9 6      1 9 9 5      1 9 9 6
                                                -------      -------      -------
                                                            [Restated]
Operating Activities:
  Net Loss                                   $(1,600,110) $(7,062,806) $(13,376,892)
                                             -----------  -----------  ------------
  Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
     Depreciation                                 40,915       66,386       279,378
     Noncash Research and Development Costs       31,131    5,500,000     5,531,131

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Inventory                                  (144,033)          --      (144,033)
     Due from Affiliated Companies                (2,312)     511,544        (4,428)

   Increase [Decrease] in:
     Accounts Payable                                422       21,243        45,081
     Accrued Interest                             18,371       63,500       177,189
     Other Accrued Expenses                      628,985      145,353     1,402,486
                                             -----------   ----------   -----------

   Total Adjustments                             573,479    6,308,026     7,286,804
                                             -----------   ----------   -----------

  Net Cash - Operating Activities             (1,026,631)    (754,780)   (6,090,088)
                                             -----------   ----------   -----------

Investing Activities:
  Payments for Property and Equipment             (5,252)          --      (413,032)
  Payments on Loans to Stockholders                   --      335,805            --
  Loans to Stockholders                           (7,487)     (35,686)   (1,208,678)
                                             -----------   ----------   -----------

  Net Cash - Investing Activities                (12,739)     300,119    (1,621,710)
                                             -----------   ----------   -----------

Financing Activities:
  Proceeds of Additional Paid-in Capital       1,017,242      352,049     1,369,291
  Proceeds from Issuance of Stock                     --           --     6,378,148
  Payment for Treasury Stock                          --           --       (30,000)
  Payment on Stockholders Loans                       --       (4,538)           --
  Loans from Stockholder                           8,000           --         8,000
                                             -----------   ----------   -----------

  Net Cash - Financing Activities              1,025,242      347,511     7,725,439
                                             -----------   ----------   -----------

  Net [Decrease] Increase in Cash and
   Cash Equivalents                              (14,128)    (107,150)       13,641

Cash and Cash Equivalents - Beginning of Periods  27,769      134,919            --
                                                --------   ----------   -----------

  Cash and Cash Equivalents - End of Periods $    13,641   $   27,769   $    13,641
                                             ===========   ==========   ===========

See Notes to Financial Statements.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


                                                                        For the
                                                                     Period from
                                                                      August 31,
                                                                   1988 [Date of
                                                                      Inception]
                                                    Years ended         Through
                                                   December 31,     December 31,
                                               1 9 9 6     1 9 9 5      1 9 9 6
                                               -------     -------      -------
                                                          [Restated]

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest Paid                             $  18,413   $ 27,030   $  46,157
   Taxes Paid                                $      --   $     --   $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The financial statements at December 31, 1996 and 1995, include noncash financing transactions of $40,000 and $50,000, respectively, as a result of mortgage payments made by Gregory Coates which were treated as additional paid-in capital.

  The financial statements at December 31, 1996, include a noncash financing transaction of $486,970 for the reclassification of redeemable preferred stock to amounts due to certain stockholders [See Note 4].

  The financial statements at December 31, 1996, included a noncash operating and financing transaction of $67,781 for the payment of interest to rescission stockholders by Gregory Coates which was treated as additional paid-in capital.

  The financial statements at December 31, 1996 and 1995, include noncash investing and financing transactions of $7,500 and $2,500 for the acquisition of equipment and a downpayment on a building, respectively, by Gregory Coates which were treated as additional paid-in capital.

  The financial statements at December 31, 1995, include a noncash financing and operating transaction of $5,500,000 for the issuance of 275,000 shares of Series A Stock in exchange for a non exclusive agreement to license certain patent rights owed by George J. Coates.

  The financial statements at December 31, 1996, include a noncash operating and investing transaction of $31,131 for patent costs that were paid on behalf of CIL's principal stockholder in 1995, which costs were expensed in 1996 [as research and development] in consideration of a granting of certain rights to the Company as more fully described in Note 13 to the financial statements.




See Notes to Financial Statements.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Nature of Operations and Business Risk Factors

Coates International Ltd. ["CIL" or the "Company"] is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

CIL has developed a spherical rotary valve system [the "Coates System"] for use in piston driven internal combustion engines of all types and is manufacturing automotive engines modified with the Coates System on a limited scale basis at its Wall Township, New Jersey facility. Also, as more fully discussed in Note 13, CIL has a non-exclusive license to sell and grant sublicenses with respect to products using the Coates System [based on the "Coates Patents"]. However, since there has been no significant revenue generated from sales of engines modified with the Coates System, or from the granting of sub-licenses, the Company is considered to be a Development Stage Company for financial reporting purposes.

Initially, the Company intends to market its engines modified with the Coates System to the automotive racing market. To successfully develop and sell an automobile, truck or motorcycle engine for road use [as opposed to racing use] in the United States, the Company will be required to obtain a Certificate of Conformity from the Office of Mobile Services of the Environmental Protection Agency to the effect that its engines as modified with the Coates System comply with applicable emission standards. The Company has not applied for a Certificate of Conformity from the EPA. Companies already exist that modify automotive, motorcycle and marine racing engines on a customized order basis and if CIL competed with major manufacturers, CIL would be an insignificant factor.

Development of the Coates System technology was initiated by George J. Coates, CIL's founder, principal and controlling stockholder and chief executive officer, in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven United States patents [the "Coates Patents"][as well as a number of foreign patents], were issued to George J. Coates with respect to the Coates System [See Note 13]. Since the inception of the Predecessor Entity [See Note 3] in 1988, all aspects of the business of CIL have been completely dependent upon the activities of George J. Coates. Mr. Coates, who is a resident alien and not a United States citizen, does not have an employment contract with CIL and the loss of Mr. Coates' availability or services, whether due to his death, incapacity or otherwise, would have a material adverse effect on CIL's business and operations.

[2] Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Credit Risk - The Company places it cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceed federally insured limits is subject to credit risk. There were no such amounts existing at December 31, 1996 or 1995. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

Inventory - Inventory, consisting of engine parts and components, is stated at the lower of average cost or market.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

Property, Plant and Equipment, and Depreciation - Property, plant and equipment are recorded at cost. Depreciation is computed principally using the straight-line method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized.

Research and Development - Research and development costs are charged to operations as incurred. Research and development expense for the year ended December 31, 1995, includes a non-cash $5.5 million charge related to the signing of a non-exclusive agreement with the Company's principal stockholder and executive, George J. Coates, to license certain patent rights owned by Mr. Coates for 275,000 shares of CIL Series A Stock [See Note 13].

Earnings [Loss] Per Share - As more fully discussed in Note 3 to the financial statements, the Company has not issued any common stock, but its preferred stock has voting privileges. Loss per share has been calculated by dividing the net loss by the average number of preferred shares outstanding during the period(s).

[3] Capital Stock

CIL is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 [the "Predecessor Entity"]. As a result of a dispute with certain former employee-directors who claimed to own approximately nine [9%] percent of the Predecessor Entity's outstanding capital stock, the Predecessor Entity was reorganized in November 1991. Pursuant to the reorganization, all of the Predecessor Entity's assets subject to liabilities were distributed to CIL; the non-litigating stockholders of the Predecessor Entity became the stockholders of CIL; and the Predecessor Entity was dissolved. The lawsuits instituted against CIL by the former employee-directors have been dismissed with prejudice.

CIL is authorized by its Certificate of Incorporation to issue an aggregate 34,000,000 shares of capital stock including 20,000,000 shares of Common Stock, $.001 par value and 14,000,000 shares of Series A Non-Cumulative Convertible Preferred Stock [the "Series A Stock"], $.001 par value. There are no shares of common stock issued as of December 31, 1996.

The holders of shares of CIL's Series A Stock are entitled to ten votes per share held on all matters submitted to a vote of its shareholders. In addition, such holders are entitled to receive ratably such dividends, if any, on a non-cumulative basis, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of the dissolution, liquidation or winding up of CIL, the holders of CIL Series A Stock are entitled to share ratably in all assets remaining after payment of all of CIL's liabilities to the extent of the par value of such shares together with all unpaid dividends on such shares, prior to any payment being made to holders of Common Stock; provided that the holders of Series A Stock will not be entitled to participate any further in a distribution of CIL's assets in the event of a dissolution or liquidation.

The holders of CIL Series A Stock do not have any subscription or redemption rights, nor do they have any preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[3] Capital Stock [Continued]

The Series A Stock is convertible on a share-for-share basis into shares of Common Stock at the option of the holder. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of shareholders, but do not have subscription, redemption or conversion rights, and do not have any preemptive or other rights to acquire or subscribe for additional unissued or treasury shares.

The holders of the Series A Stock and the Common Stock do not have cumulative voting rights. Accordingly, the holders of more than half of the votes of such shares on an aggregated basis [with each share of Series A Stock being entitled to ten votes per share and each share of Common Stock being entitled to one vote per share] can elect all of the Directors to be elected in any election. In such event, the holders of the remaining shares would not be able to elect any Directors. The Board is empowered to fill any vacancies on the Board created by the resignation, death or removal of Directors.

[4] SEC Complaint, Court Order, Redeemable Preferred Stock, Restatement of 1995 Financial Statements

In July 1994, the Securities and Exchange Commission ["SEC"] filed a complaint in the United States District Court for the Southern District of New York [the "Court"] against George J. Coates, principal stockholder and executive of Coates International Ltd., CIL and certain affiliated companies seeking injunctive and other relief. In its complaint, the SEC made a number of allegations, including allegations that sales of CIL Series A Stock were fraudulently effected through misrepresentations and omissions of material facts concerning CIL's product and business and without registration of such stock under the Securities Act of 1933 or pursuant to an applicable exemption thereunder. At the time of the filing of the SEC complaint, the Court issued an order freezing the assets of CIL and George J. Coates and appointed a Temporary Receiver to take possession and control of CIL's assets and properties.

In February 1995, CIL and George J. Coates, without admitting or denying the allegations contained in the SEC complaint, consented to the entry of final consent judgments enjoining them from effecting sales of any security unless a registration statement is in effect as to such securities or an applicable exemption from registration is available and from engaging in fraudulent activities in connection with the offer or sale of any security. CIL was also ordered to provide a list of all purchasers of CIL stock from CIL, George Coates or any other source during the period commencing April 24, 1990, to the date of the consent judgment including the number of shares purchased and the purchase price.

The consent judgment also required CIL to file a registration statement with the SEC to effect a Rescission and Exchange Offer to the aforementioned purchasers of CIL Series A Stock. Such purchasers would be given the option to (a) receive cash or assets equal in amount to the consideration such purchasers paid for their currently held CIL Series A Stock, plus simple interest calculated at an annual rate of five [5%] percent; or (b) the right to receive one share of newly issued CIL Series A NonCumulative Convertible Preferred Stock identical to the Series A Stock. The consent order further discharged the Temporary Receiver and, instead, named him as Special Master of CIL, with specific responsibilities including assisting in CIL's compliance with the consent judgment.

CIL succeeded in registering the Rescission and Exchange Offer. Thirty-two [32] Rescinding Shareholders elected to receive cash in exchange for their stock. The total amount due to these Rescinding Shareholders was $1,270,000, plus interest.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[4] SEC Complaint, Court Order, Redeemable Preferred Stock, Restatement of 1995 Financial Statements [Continued]

CIL does not contract with a stock transfer agent to maintain a record of stock transactions or stockholders. In an attempt to maintain accurate stock transfer records for shareholders of CIL, other than George J. Coates, who were selling stock privately, CIL opened the "CIL Transfer Account" in March 1995. In February 1996, the Special Master reported to the Court that, without waiting for the Court's approval, CIL had collected funds from persons interested in purchasing CIL stock [the "Purchasing Shareholders"], and segregated such funds, $1,565,000 through December 31, 1995, in the CIL Transfer Account. It should be noted that during 1995, and prior to the Rescission and Exchange Offer being made, certain shareholders requested refunds for CIL Series A Stock previously purchased by them [the "Refunding Shareholders"]. These Refunding Shareholders were not part of the Rescission Offer. The Purchasing Shareholders did receive an aggregate 78,250 shares of CIL Series A Stock in 1995 primarily from sales of the personal shares of CIL Series A Stock of Gregory Coates, son of George J. Coates, and a then Vice President and Director of CIL, and from the Refunding Shareholders, with the CIL Transfer Account facilitating the monetary transfers in connection with the purchase and sale of such shares. The Refunding Shareholders were paid $527,000 from the CIL Transfer Account as part of these transfers of shares through December 31, 1995. Gregory Coates withdrew approximately $280,000 from the CIL Transfer Account during 1995, representing a distribution of a portion of his profits on the sales of his personal stock, and certain bills of CIL were paid from the CIL Transfer Account, leaving a balance in the CIL Transfer Account of $508,428 at December 31, 1995.

The Special Master reported to the Court that CIL's then independent accounting firm informed him that although the funds in the CIL Transfer Account were the proceeds of the private sales of stock by existing CIL shareholders [primarily Gregory Coates], the independent accounting firm was taking the position that because the CIL Transfer Account was in CIL's name, it would be considered an asset of CIL unless the name on the CIL Transfer Account was changed. The name of the CIL Transfer Account was not changed and the balance in the CIL Transfer Account at December 31, 1995, $508,428, was included in the cash balance of CIL in its December 31, 1995 balance sheet before restatement. CIL took issue with that characterization of the CIL Transfer Account, and as a result of this disagreement, CIL's Board of Directors decided to dismiss the accounting firm as its independent accountants, and filed a Form 8-K describing this disagreement and dismissal in August of 1996.

The Special Master also reported to the Court that an additional $540,000 had been disbursed from the CIL Transfer Account to Gregory Coates in February 1996. If the legal rights to the funds in the CIL Transfer Account belonged to CIL, and not to Gregory Coates, then payments to Gregory Coates, represented repayments of loans from Gregory Coates, and not simply a withdrawal of his own funds. That being the case, such payment would have constituted repayment of loans, and the money repaid would have to be returned to CIL because the loan payments would have been made in violation of the terms of the asset freeze provision contained in the consent judgment as discussed in the first three paragraphs of this note.

Also, during 1996, certain individuals deposited $2,604,970 into the CIL Transfer Account seeking to acquire an aggregate 130,249 shares of CIL Series A Stock. Some of these individuals were sold an aggregate 66,725 shares of CIL Series A Stock by Gregory Coates for proceeds totaling $1,334,500, with the CIL Transfer Account facilitating the monetary transfers in connection with the purchase and sale of such shares. The funds of the remaining individuals [the "Potential Investors"], $1,270,470, who did not receive any CIL Series A Stock from Gregory Coates or other sources, was used to pay thirty-one [31] of the aforementioned thirty-two [32] Rescinding Shareholders. In addition, pursuant to the Court order, approximately $65,000 was paid to these Rescinding Shareholders from the CIL Transfer Account representing interest on their funds. Two [2] of the 31 Rescinding Shareholders informed CIL that as long as they received their funds, they would not insist that CIL pay interest on such returned funds. As the Court requires that such interest be paid, approximately $105,000 remains as accrued interest payable to such Rescinding Shareholders at December 31, 1996.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[4] SEC Complaint, Court Order, Redeemable Preferred Stock, Restatement of 1995 Financial Statements [Continued]

The Court heard arguments from the Special Master, CIL legal counsel, and the SEC regarding the aforementioned exchanges of CIL stock, and the legal rights to funds in the CIL Transfer Account. The Court decided that such exchanges of stock were not permitted by the Consent Orders and ordered George J. Coates, personally, and CIL to return funds to the Potential Investors who had not received any CIL Series A Stock. The Court also concluded that the CIL Transfer Account was not a corporate asset of CIL, and that disbursements of funds to Gregory Coates from the CIL Transfer Account were a release of his own funds to him rather than the improper repayment by CIL of a loan. Based on the above decision of the Court determining the legal rights to the CIL Transfer Account, CIL's 1995 balance sheet has been restated to eliminate the CIL Transfer Account from CIL's cash balance at December 31, 1995.

Per the original Consent Order, George J. Coates was ordered by the Court to pay up to the first $773,500 of the amounts due to the Rescinding Shareholders using all of his personal assets other than his personal residence. [Per the August 19, 1996, Court Order, the aforementioned Potential Investors have taken the place of the Rescinding Shareholders who have received refunds]. To the extent that he is unable to pay any such amounts, CIL is required to pay same and will retain its rights to assert claims against George J. Coates personally to recover its payment of any such shortages. CIL also has consented to pay any additional amounts required. CIL's December 31, 1995 balance sheet before restatement reflected the entire amount due to the Rescinding Shareholders totaling $1,448,818, including accrued interest of $158,818, as a direct obligation of CIL. Whereas the court order required George J. Coates to be personally liable for up to the first $773,500 of amounts due to the Rescinding Shareholders, CIL's 1995 balance sheet has been restated to reduce CIL's recorded liability to the Rescinding Shareholders accordingly. CIL's 1995 restated financial statements now disclose a contingent liability [See Note 10] on the part of CIL of $773,500, in the event of nonpayment by George J. Coates to the Rescinding Shareholders [as replaced by the aforementioned Potential Investors at December 31, 1996].

Because 31 of the 32 Rescinding Shareholders have been paid out of funds in the CIL Transfer Account during 1996, that liability has been reduced to $10,000 at December 31, 1996, and the amount due to the aforementioned Potential Investors, $1,270,470 [as described in the eighth paragraph of this Note], less $773,500, [which latter amount represents that portion of the liability owed personally by George J. Coates as discussed in the preceding paragraph] is reflected as a liability of $486,970, plus $10,000 due to the remaining Rescinding Shareholder, and approximately $105,000 of accrued interest related to certain Rescinding Shareholders [as described in the eighth paragraph of this Note] at December 31, 1996.

In addition to the restatements discussed in the ninth and tenth paragraphs of this Note, other principal 1995 restatements include:

o The Company has been receiving cash infusions from Gregory Coates, a former Vice President and Director of CIL, and son of George J. Coates. Such amounts had been classified as loans from Gregory Coates on the December 31, 1995 balance sheet before restatement. Such amounts were not loans, but rather additional capital contributions by Gregory Coates. CIL's 1995 balance sheet has been restated accordingly, and related accrued interest expense [approximately $32,000] has been eliminated.

o The Company incurs legal and related costs associated with registering patents. On the December 31, 1995 balance sheet before restatement, such costs amounted to $51,397 and were capitalized as Patent Right Costs. As the probable future economic benefit of such costs is uncertain, such costs have been expensed for the year ended December 31, 1995.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[4] SEC Complaint, Court Order, Redeemable Preferred Stock, Restatement of 1995 Financial Statements [Continued]

o The Company expended $12,000 to a broker during the year ended December 31, 1995, in anticipation of using said broker for an offering of Company stock. Prior to December 31, 1995, management decided that any offering of Company stock would be best served by using another broker and such amount has been expensed for the year ended December 31, 1995.

o The Notes to the 1995 financial statements before restatement stated that "on March 15, 1996 the Board of Directors authorized a two for one stock split after converting all Preferred Series A Stock to Common Stock." No corporate action had been taken to legally effectuate such conversion or stock split.
   As a result, the 1995 financial statements have been restated to eliminate all references to "issued shares of Common Stock," and to reinstate the Series A Stock as such stock has not been converted to Common Stock.

The net effect of the above restatements on operations for the year ended December 31, 1995, was an increase in the net loss for the period of $31,442 [$.01 per share], reflecting retroactive application of the prior period adjustments to the following components of operations:

                                                             Effect on Net Loss
                                                             Increase/[Decrease]
                                                                   To Amounts
                                                             Previously Reported

Research and Development Costs                                    $    51,396
General and Administrative Expenses                                    12,000
Interest Expense                                                      (31,954)
                                                                  -----------

  Increase to Net Loss for the Year Ended December 31, 1995            31,442

Deficit Accumulated During the Development Stage as Previously
Reported                                                           11,745,340

  Deficit Accumulated During the Development Stage as Restated    $11,776,782

[5] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has met its obligations in 1995 and 1996 primarily through capital infusions from one of its principal stockholders, Gregory Coates.

CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters, and upon the manufacture and sale, by CIL, of high performance automotive, motorcycle and marine racing engines. CIL is actively attempting to market its technology and is in communication with various persons and entities who may be interested in acquiring licenses to use the technology [Also See Note 13].

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------




[5] Going Concern [Continued]

CIL's short term operational business plan is to attempt to obtain firm orders for racing engines modified with the Coates System from oral and written inquiries it has received and to construct those engines, initially from inventory at its limited production facility in Wall Township, New Jersey, for delivery to interested purchasers, and to sell sub- licenses to use its technology. With sufficient short term financing and a sufficient number of orders, CIL management believes that it will be able to produce racing engines using the Coates System technology at its Wall Township facility on a limited basis at the rate of approximately 30 engines per month. CIL expects that the bulk of its initial sales of engines will be at a base sales price in the range of $25,000 to $30,000 per engine although depending on type and size, some of the engines may be priced as high as $75,000. To achieve such production levels, CIL will be required to expand its production work force to approximately 15-20 production workers.

CIL's short term business funding plan is to complete a private offering of its Series A Stock which is expected to generate, at a minimum, after expenses, approximately $660,000; and at a maximum, after expenses, approximately $7,060,000. As more fully described in Note 4, approximately $600,000 of the proceeds of the private offering will have to be used to satisfy certain Court ordered obligations, which would leave the Company approximately $60,000 of working capital assuming the minimum target of the private offering is met and it does not have to satisfy any of its contingent liabilities related thereto [also see Note 10]. The proceeds of any sales of Series A Stock above the minimum will be applied to pay outstanding payables and to the extent there are sufficient additional proceeds, such funds will be applied to purchase engine blocks, molds, dyes, castings and components; to marketing and promotion; to salaries and associated benefits for production line workers, and for patent maintenance costs. Gregory Coates has also agreed to continue to fund CIL's operations, up to $1,000,000, as needed, for the next twelve months.

CIL's long range operational business plan is to acquire a larger plant facility and acquire production machinery and equipment for a full scale assembly line, and continue its research and development efforts. CIL would fund this plan with a public offering of its stock wherein it would seek a minimum of $7,500,000.

In view of its substantial recorded [approximately $600,000 including interest] and contingent [$773,500] obligations to the Potential Investors and remaining Rescinding Shareholders as more fully discussed in Note 4, no assurances can be given that CIL will be able to pursue its business plan as it presently does not possess sufficient liquid assets to fund such obligations. Also, depending on the results of the proposed private placement discussed above, the Court could direct the Special Master to file a bankruptcy petition for CIL.

The Company has suffered recurring losses during its development stage and has accumulated a deficit since its inception to December 31, 1996, of over $13 million. The Company also has minimal liquid assets, while reporting over $2.2 million in current liabilities.

The aforementioned conditions discussed in this Note raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary in the event the Company cannot continue as a going concern.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------




[6] Income Taxes

Pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the difference are expected to reverse. The Company files its tax return on a cash basis. Other temporary difference consist of depreciation.

The Company has a deferred tax asset of approximately $2,000,000 based on net operating loss carryforwards of approximately $6,000,000. If not used, the carryforwards will expire from 2003 through 2011. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, a valuation allowance of $2,000,000 has been established pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

[7] Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet.

For certain instruments, including cash and cash equivalents and trade payables and accrued liabilities, it was estimated that the carrying amount approximates fair value for these instruments because of their short maturities. The mortgage payable approximates fair value since the interest rate being charged approximates a current market rate of interest for similar debt. Remaining amounts due to certain existing and potential shareholders approximates fair value as such amounts are due within one year.

As more fully discussed in Notes 4 and 10, pursuant to the Court Order the Company is contingently liable to certain existing and potential shareholders for up to $773,500 [plus additional amounts as required] if the Company's principal stockholder and executive does not fulfill his obligation to such existing and potential shareholders pursuant to the Court order. The Company does not believe it is practicable to estimate the fair value of this contingent liability and does not believe the risk of payment is likely.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


[8] Property, Plant and Equipment

Property, plant and equipment at December 31, 1996 and 1995, and their related estimated useful lives are as summarized below:

                                      Estimated
                                     Useful Life        December 31,
Assets                                 [Years]       1 9 9 6     1 9 9 5
------                                  -----        -------     -------

Land                                              $  920,550  $  920,550
Building                                   40        579,450     579,450
Building Improvements                      40        145,871     145,871
Machinery and Equipment                   5-7        235,366     222,614
Furniture and Fixtures                   5-10         39,295      39,295
                                                  ----------  ----------

Totals - At Cost                                   1,920,532   1,907,780
Less: Accumulated Depreciation                       313,873     272,958
                                                  ----------  ----------

  Totals                                          $1,606,659  $1,634,822
  ------                                          ==========  ==========

The Company's land and building was acquired from a related party [See Note 9].

As more fully described in Note 2, CIL's policy is to depreciate its property, plant and equipment, which has a net book value of $$1,606,659 at December 31, 1996, over its remaining useful life principally using the straight-line method. It is reasonably possible that the Company's estimate that the carrying amount of its property, plant and equipment will be recoverable from future operations will change in the near term given the uncertainty about the Company's ability to continue as a going concern as more fully discussed in Note 5.

[9] Related Party Transactions

Due from Stockholder - Due from stockholder represents payments by CIL of the automobile insurance of George J. Coates in the amounts of $3,430 and $6,986 during the years ended December 31, 1996 and 1995, respectively. The balance at December 31, 1995, also includes foreign patent costs incurred by the Company on behalf of George Coates, which costs were expensed in 1996 in consideration of a granting of certain rights to the Company as more fully described in Note 13. Amounts due bear interest at the rate of 7% and have no stated terms of repayment.

Due to Stockholder - Due to stockholder represents working capital loans made to the Company in the amount of $8,000 during the year ended December 31, 1996. The loans are non-interest bearing and have no stated terms of repayment.

Due from Affiliated Companies - Due from affiliated companies represents working capital loans made to companies of which George J. Coates is the sole stockholder. During 1996, the Company loaned these affiliated companies $2,312. During 1995, the Company received $513,660 in repayment of amounts due from affiliated companies relating to the Millwest License Agreement [which is more fully described in Note 13]. The loans are non-interest bearing and have no stated terms of repayment.

Subcontract Labor - The Company subcontracts its project expense [payroll, insurance and supplies] from an entity which George J. Coates is the sole stockholder. During the years ended December 31, 1996 and 1995, $181,500 and $187,889, respectively, were paid for these services.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[9] Related Party Transactions [Continued]

Purchase of Land and Building - From August 1990 through February 1993, CIL subleased the Company's Wall Township, New Jersey, facility [the "Facility"] from George J. Coates, and then from the George J. Coates 1991 Family Partnership [the "Partnership" eventually purchasing the Facility from unaffiliated third parties for $1,500,000 in February 1993]. Pursuant to the February 6, 1995 consent judgment, George J. Coates was ordered to cause the Partnership to transfer the Facility to CIL with CIL obtaining title to the Facility and assuming a $300,000 mortgage loan obligation [See Note 14].

Patents and Licenses - As more fully described in Note 13, CIL has executed agreements with Nicholson McLaren Engines ["Nicholson McLaren"] Ltd. of London, United Kingdom and its affiliates. John Nicholson, President of Nicholson McLaren, is a less than 1% stockholder of CIL.

[10] Commitments and Contingencies

The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of management, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

As more fully discussed in Note 4 to the financial statements, George J. Coates, principal and controlling shareholder and chief executive officer of CIL, per the original consent order of the Court, was ordered to pay up to the first $773,500 of amounts due to Rescinding Shareholders. Per the August 19, 1996, court order, new Potential Investors have taken the place of the Rescinding Shareholders. To the extent that Mr. Coates is unable to pay any such amounts to the Potential Investors, CIL is required to pay same and is thus contingently liable for such amounts as it may have to pay should Mr. Coates not fulfill all or part of his primary commitment on amounts due to Potential Investors. It is at least reasonably possible that the above circumstances will change in the near term due to future confirming events and the effect of any such change would be material to the financial statements.

[11] Reclassification

Certain items pertaining to the prior year have been reclassified to conform with the current year's presentation.

[12] New Authoritative Accounting Pronouncement

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited, and early application is not allowed. SFAS No. 125 is not expected to have a material impact on the Company. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[13] Patents and Licenses

Development of the Coates System technology was initiated by George J. Coates, CIL's founder, principal and controlling stockholder and chief executive officer, in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven United States patents [the "Coates Patents"][as well as a number of foreign patents], were issued to George J. Coates with respect to the Coates System. The consent order allowed George J. Coates the alternative to elect to retain title to his patents on the condition that he either: (a) grant to CIL an exclusive and irrevocable license to utilize and exploit the patents, or (b) reimburse CIL for all monies expended in the preparation, application and/or prosecution of the patents, including but not limit to, legal fees paid by CIL. George J. Coates elected to reimburse CIL and retain possession of the patents and did so during 1995. In February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents within the United States, its territories and possessions [the "Licensed Areas"]. The licenses were non-exclusive so that neither George J. Coates nor Gregory Coates were prohibited from granting similar licenses to other parties within the Licenses Areas or to otherwise compete directly with CIL. The licenses expire in the event of bankruptcy or similar insolvency of CIL. CIL agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of the non-exclusive license payable at management's discretion but in no event later than February 17, 1998. In September 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Stock to Mr. Coates, which cost the Company charged to research and development for the year ended December 31, 1995. Because the license granted to CIL was non-exclusive, the Coates' are not prohibited from granting similar licenses to other parties outside the Licensed Areas. In addition, George J. Coates holds patents issued by foreign jurisdictions with respect to the Coates System, the rights to which he has not licensed to CIL.

In February 1996, George J. Coates and Gregory Coates executed a non-competition agreement agreeing not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas and not to grant any exclusive or non-exclusive license in the Licensed Areas except through CIL, while CIL remains an independent, viable company and is in compliance with the terms and conditions of the above described licenses.

In February 1994, a license agreement was executed with Millwest Corporation of Dumas, Texas ["Millwest"] granting Millwest a five year exclusive license to retrofit pre-existing internal combustion engine blocks [excluding air-cooled engines and engines used for racing competition] by replacing the pre-existing valve system with the Coates Spherical Rotary Valve System in the United States, its territories and possessions, Canada and Mexico, the five year term to commence after payment to CIL by Millwest on or before May 4, 1994 of a $10,000,000 licensing fee. The agreement also provided Millwest with a non-exclusive license to manufacture the Coates Spherical Rotary Valve System subject to the payment of royalties. Additional payments of $1,666,666 were required to be paid to CIL on the third, fourth and fifth anniversary of the effectiveness of the license. An additional $15,000,000 payment is due on February 5, 1999. Pursuant to the agreement, Millwest made an initial $500,000 payment in February 1994 to a company owned by George J. Coates. Pursuant to the consent judgments [as also discussed in the second paragraph of Note 4], George
J. Coates was ordered to cause the transfer to CIL of all licensing fees and other funds paid to persons or entities other than CIL related to an interest in the Coates Patents or in the technology embodied in the Coates Patents. In this regard, in 1995 CIL received approximately $513,000 from the company owned by George J. Coates that originally received the $500,000 initial payment from Millwest; such payment representing the $500,000 amount from Millwest plus accrued interest related thereto.

COATES INTERNATIONAL LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------


[13] Patents and Licenses [Continued]

While Millwest made an initial $500,000 payment pursuant to the agreement in February 1994, it has failed to pay the additional $9,500,000 to activate the license. CIL has placed Millwest on notice that it is in default. In June 1995, Millwest informed CIL of an intention to activate the license agreement claiming that financing had been arranged to do so but to date, no additional payments have been received by CIL from Millwest and no assurances can be given that any additional payments will be made; accordingly no additional revenue has been recognized beyond the aforementioned $500,000 received during the year ended December 31, 1994.

In February 1996, George J. Coates and Gregory Coates granted CIL the right to retain any monies, including royalties received from Nicholson McLaren Engines Ltd. ["Nicholson McLaren"] of London, United Kingdom, and its affiliates, or from Noble Motor Sport of London, United Kingdom [manufacturer of Ascari racing cars] and its affiliates, for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents [U.S. and foreign]. The grant is effective while CIL remains an independent, viable company and is in compliance with the terms and conditions of the above described licenses. In consideration for these grants, CIL agreed to pay all outstanding Coates Patent fees [U.S. and foreign] as well as all such fees incurred subsequently.

In April 1996, CIL executed a license agreement with Nicholson McLaren granting Nicholson McLaren a non-exclusive license to assemble, use, sell, and lease internal combustion engines incorporating the Coates Spherical Rotary Valve System within the "European Patent Community," which includes but is not limited to Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In consideration of the rights granted under the license agreement, Nicholson McLaren agrees to pay CIL a total licensing fee of $5 million payable $37,375 upon receipt of the first demonstration model by Nicholson McLaren from CIL; another $37,375 upon receipt of the second; with the balance to be paid out of sales, if any, of internal combustion engines modified with the Coates Spherical Rotary Valve System assembled by Nicholson McLaren with components purchased from CIL. The license agreement also gives Nicholson McLaren the right to obtain a manufacturing license from CIL against payment of royalties on the manufacture of components at a rate to be established. The Company recognized revenue of $37,375 in April 1996 upon receipt of cash from Nicholson McLaren after delivery of the first demonstration model. CIL has waived payment of the second demonstration model which was delivered in July 1996. CIL has retained ownership of this second model which is being demonstrated by Nicholson McLaren for potential customers on behalf of CIL. The payment schedule with respect to the balance of the licensing fee, which is based on sales, if any, has not yet been finalized by the parties. As discussed in Note 9, John Nicholson, President of Nicholson McLaren, purchased shares of CIL Series A Stock in 1996.

In June 1996, CIL executed a Sales Representative Agreement retaining an affiliate of Nicholson McLaren as its exclusive sales representative in the United Kingdom and Europe for the sale of the Coates technology for a four-year term. The agreement provides for a sliding scale commission varying from 5% of the first $1 million in Net Product Billings [as defined] to 1% of the fifth $1 million in Net Product Billings and all amounts in excess thereof.

[14] Mortgage Payable

The $210,000 mortgage payable is collateralized by the land and the building that the Company uses as its principal place of business. The mortgage bears interest at the rate of 9% per annum and was due February 3, 1994. The Company is making interest only payments on the mortgage and the mortgagor is not demanding full payment until December 31, 1997. The entire mortgage payable balance has been classified as a current liability. The mortgage is guaranteed by George J. Coates [See Note 9].


                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On August 7, 1996, CIL dismissed the firm of Warner, Berman & Lott, Certified Public Accountants, P.A. ("WB&L") which firm was its principal independent accounting firm previously engaged to audit CIL's financial statements.

      WB&L's report with respect to CIL's financial statements for the years ended December 31, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion. However, such report did include a modification of the auditors' standard report, stating that "...the company has suffered recurring losses from operations since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going  concern....The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      The decision to dismiss WB&L and to retain a new principal independent accounting firm was approved by CIL's board of directors.

      During the two fiscal years ended December 31, 1995, there were no disagreements between CIL and WB&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of WB&L, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

      However during the interim period subsequent to December 31, 1995, a disagreement arose between WB&L and CIL concerning the fiscal 1995 financial statements. The issue is whether a bank account known as the "CIL Transfer Account" maintained at NatWest Bank in Wall, New Jersey was an asset of CIL's at December 31, 1995. The balance in said account at December 29, 1995 was $508,428.44. CIL's balance sheet at December 31, 1995 with respect to which WB&L issued its report, included this account as an asset of CIL. In July 1996, CIL's management and its attorneys, with the approval of its board of directors, discussed this issue with WB&L and advised WB&L that as such account was not an asset of CIL's at December 31, 1995, that CIL's financial statements for the year ended December 31, 1995 were in error and should be revised and reissued with a new auditor's report. WB&L refused to accede to management's request to issue a new report with respect to financial statements revised in such manner. WB&L stated in part;

      "...When we issued our opinion we were attesting to the presentation of the company's financial position as represented to us by management and based on the evidence collected during the course of our audit. If management now determines that this account does not belong to the company we cannot present our opinion that the financial statements present fairly in all material respects, the financial position of the company. Accordingly, we would have no choice but to withdraw our opinion concerning these financial statements."

As a result of this disagreement, CIL's board of directors decided to dismiss WB&L as CIL's principal independent accountants.

      With the exception of the disagreement referred to above, CIL is unaware of the occurrence of any of the kinds of events described in subparagraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-B as promulgated by the SEC.

   On August 7, 1996, CIL engaged the certified public accounting firm of Moore Stephens, P.C. ("MSPC") to serve as its principal independent accounting firm and to reaudit its financial statements for the year ended December 31, 1995 and, if necessary, 1994. Prior to the engagement, CIL's management and its attorneys consulted with a principal of MSPC and apprised him of the facts underlying the above described disagreement with WB&L. The MSPC principal stated that he could not advise as to the type of report his firm would issue until it had completed an independent review of the facts and had completed its audit of the year (or years) in question. WB&L's views with respect to this issue are stated above.

      By order dated December 30, 1996, United States District Judge Kimba Wood determined that the transfer account was not a CIL asset at December 31, 1995 and CIL's revised financial statements at December 31, 1995 as audited by MSPC do not include the balance in such account as a CIL asset.

                            COATES INTERNATIONAL LTD.

                                    PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with
         Section 16(a) of the Exchange Act

      At December 31, 1995, the executive officers and directors of CIL were as follows:

      Name               Age      Position

George J. Coates*       55        President, Treasurer, Chief Executive
                                  Officer, Chief Financial Officer and  Director

Gregory Coates*(1)      24        Vice President and Director

Bernadette Coates*(1)   53        Secretary and Director
-----------
      * George J. Coates and Bernadette Coates are husband and wife and Gregory Coates is their son.
      (1) Gregory Coates and Bernadette Coates resigned as officers and directors of CIL during the first quarter of 1996 but remain in its employ.

      George J. Coates, Gregory Coates and Bernadette Coates have each been principally employed by CIL for the five years prior to 1996 in executive capacities. All of these individuals are Irish citizens but have been granted resident alien status in the United States. See "Item 3" herein as to the final consent judgment executed by George J. Coates in connection with an SEC complaint and as to his arrest and release after a four day incarceration based on allegations similar to those contained in the SEC complaint. On May 30, 1995, a United States Magistrate Judge of the United States District Court for the Southern District of New York signed an order in response to a request by the office of the United States Attorney for the Southern District of New York dismissing without prejudice, the criminal complaint against George J. Coates.

Compliance with Section 16(a) of the Exchange Act

      CIL's only class of outstanding capital stock, its Series A Preferred Stock, is not registered pursuant to Section 16(a) of the Exchange Act so that filings of Forms 3, 4 and 5 in compliance with such Section are not required.

Item 10.    Executive Compensation

      None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1993, 1994 and 1995, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's chief executive officer, whose compensation was as follows:

                        SUMMARY COMPENSATION TABLE
                                     Annual Compensation
                              Year Ended
      Name                    December 31             Salary

George J. Coates,             1995                    $183,549*
 Chief Executive Officer      1994                    $175,553
                              1993                    $102,600
------------
* CIL had agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of a non-exclusive license. See "Item 1-Business-Patents and Licenses." The fee was payable at management's discretion but in no event later than February 17, 1998. In September 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Preferred Stock to Mr. Coates as the license fee. The shares were issued to Mr. Coates in November 1995.

      To date, no employee stock options have been granted by CIL.


Item 11.    Security Ownership of Certain
            Beneficial Owners and Management

      The following table sets forth as of December 31, 1995 the ownership of CIL Series A Preferred Stock by (i) each person known by CIL to be the beneficial owner of more than 5% of the outstanding Series A Preferred Stock,
(ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.

                                       Shares of Series A
Name of                              Stock Beneficially Owned
Beneficial Owner                      Number          Percent

George J. Coates*                    4,769,000 shs       80%
Gregory Coates*                        498,500 shs        8%
All directors and executive          5,267,500 shs       88%
officers as a Group (two persons)
---------
      * c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

Item 12.    Certain Relationships and Related Transactions

      After its February 1993 purchase of CIL's office and product development facility in Wall Township, New Jersey (the "Facility") from unaffiliated third parties, The George J. Coates 1991 Family Partnership, L.P. (the "Partnership") continued the lease of the Facility to CIL. Pursuant to the February 6, 1995 final consent judgment described in "Item 3" herein, George J. Coates was ordered to cause the Partnership to transfer the Facility to CIL and the transfer was effected on February 21, 1995 with CIL obtaining title to the Facility and assuming the $300,000 mortgage loan obligation, the residue of the $400,000 mortgage note issued by the Partnership at the time of its purchase of the Facility. At the time of such transfer, all accrued rents in the aggregate amount of $287,100 owed by CIL to the Partnership were forgiven. CIL's "Loan Receivable Officer" account on its financial statement was adjusted accordingly. CIL is obligated to indemnify George J. Coates from any liability he may suffer based on the remaining mortgage loan on the Facility. In December 1995, CIL made an additional $50,000 principal payment against this mortgage loan thereby reducing the principal balance to $250,000.

      In January 1992, CIL, which had previously been assigned George J. Coates' ownership rights in the Coates Patents, transferred such rights back to George
J. Coates in return for an exclusive right to negotiate licenses and transfers of technology associated with the Coates Patents. The final consent judgment permitted George J. Coates to retain title to the Coates Patents provided that he reimbursed CIL for all the monies it expended in the preparation, application and prosecution of the Patents. The amount due was determined by management to total $434,639 of which $98,834 was offset from other amounts due to George J. Coates prior to December 31, 1994. The $335,805 balance was paid to CIL in 1995. See "Item 1-Business-Patents and Licenses" as to a non-exclusive license with respect to the Coates Patents granted to CIL by George J. Coates and Gregory Coates.

      Pursuant to the final consent judgment, George J. Coates was ordered to cause the transfer to CIL of all licensing fees and other funds paid to persons or entities other than CIL in connection with the acquisition by the payor of an interest in the Patents or in the technology embodied in the Patents. On February 24, 1995, the $500,000 licensing fee paid by Millwest Corporation in 1994 and held in a bank account entitled "Coates International Licensing" together with $12,144 of interest thereon was paid over to CIL. See "Item 1-Business-Patents and Licenses" and "Item 3" herein.

      Through 1995, CIL subcontracted for its project labor expense with Coates Precision Engineering, Inc., an entity controlled by George J. Coates. The amounts paid to such subcontractor with respect to 1994 and 1995 were $254,181 and $187,889 respectively. These payments constitute a direct pass through to the subcontractor of payroll, workers' compensation and hospitalization insurance expense and management believes the arrangement was in CIL's best interests.

      In the second half of calendar 1995, CIL was primarily dependent for its working capital on capital contributions made by Gregory Coates, the son of George J. Coates, a principal (5% or greater) stockholder and until January 1996, an executive officer and a director of CIL. Such capital contributions advanced by Gregory Coates in 1995 aggregated $404,549. The funds for such advances were obtained from sales of Gregory Coates' shares of CIL Series A Preferred Stock at a price of $20 per share.


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit No.*Description of Exhibit

 3.1        CIL's Restated Certificate of Incorporation.

 3.2        CIL's By-Laws.

 4.1 Form of Certificate for CIL's Series A Non-Cumulative Convertible Preferred Stock.

 10.1 Deed dated February 21, 1995 transferring title to CIL's Principal Facility at Route 34 and Ridgewood Road, Wall Township, N.J. from The George J. Coates 1991 Family Partnership, L.P. (the "Partnership") to CIL.

 10.2 Assumption and Indemnification Agreement dated February 21, 1995 between the Partnership and CIL.

 10.3 License Agreement dated February 17, 1995 between George J. Coates and CIL and First and Second Amendments thereto dated July 17, 1995.

 10.3(a) Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and CIL.

 10.4 License Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment thereto dated July 17, 1995.

 10.5 Prototype Manufacturing Agreement dated July 16, 1991 between CIL, George J. Coates and Harley-Davidson, Inc.

Exhibit No. Description of Exhibit

 10.6* License Agreement dated February 4, 1994 by and between CIL, Coates International Licensing Partnership, L.P., George J. Coates and Millwest Corporation.

 10.7* Securities and Exchange Commission Complaint filed on July 22, 1994 in the United States District Court for the Southern District of New York (94 Civ. 5361) against George J. Coates, CIL and related entities.

 10.8* Final Consent Judgment of CIL in the above action initiated by the Commission (94 Civ. 5361).

 10.9* Final Consent Judgment of George J. Coates in the above action initiated by the Commission (94 Civ. 5361).
------------
      * Incorporated by reference to the exhibit filed with CIL's Registration Statement on Form S-1 (File No. 33-94884).

      (b)   Reports on Form 8-K

            CIL did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date                          COATES INTERNATIONAL LTD.


October , 1997                      By:   /s/ George J. Coates
                                              -----------------------
                                          George J. Coates, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                     Title                               Date

/s/ George J. Coates     Director (Principal Executive Officer,  October  , 1997
George J. Coates         Principal Financial Officer, Principal
                         Accounting Officer


/s/ Richard W. Evans      Director                               October  , 1997
------------------------
Richard W. Evans



/s/ Michael J. Suchar     Director                               October  , 1997
------------------------
Michael J. Suchar