Form 10QSB
period 1996-03-31
COATES INTERNATIONAL LTD \DE\
filed 1997-11-07
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

|X|       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 1996

                                       AND

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from____________to______________

                         Commission File Number 33-94884

                            COATES INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

    Delaware                                          22-2925432
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                  Identification No.)

Highway 34 & Ridgewood Road, Wall Township, New Jersey               07719
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (908) 449-7717


------------------------------------------------------------------------------
(Former name, former address and formal fiscal year if changed since last report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                          Yes ___      No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,963,600 shares of Series A Preferred Stock at March 31, 1996

                            COATES INTERNATIONAL LTD.

          Quarterly Report on Form 10Q for Quarter Ended March 31, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Attached.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------



                                                                   March 31,
                                                         1 9 9 6       1 9 9 5

Assets:
Current Assets:
  Cash and Cash Equivalents                            $   54,846   $   523,449
  Inventory                                                41,615            --
                                                       ----------   -----------

  Total Current Assets                                     96,461       523,449
                                                       ----------   -----------

Property, Plant and Equipment - Net                     1,628,003     1,684,839
                                                       ----------   -----------

Other Assets:
  Deposit                                                   2,500            --
  Due from Stockholder                                     37,746            --
  Due from Affiliated Companies                             2,116         1,516
                                                       ----------   -----------

  Total Other Assets                                       42,362         1,516
                                                       ----------   -----------

  Total Assets                                         $1,766,826   $ 2,209,804
                                                       ==========   ===========

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Redeemable Series A Preferred Stock                  $  496,970   $   496,970
  Mortgage Payable                                        250,000       300,000
  Accrued Legal Fees                                      757,442       479,329
  Accounts Payable                                         50,703        12,185
  Accrued Interest                                        174,693       111,193
  Other Accrued Expenses                                   92,751        22,132
  Due to Officer                                               --     5,504,538
                                                       ----------   -----------

  Total Current Liabilities                             1,822,559     6,926,347
                                                       ----------   -----------

Commitments and Contingencies                                  --            --
                                                       ----------   -----------

Stockholders' Equity [Deficit]:
  Common Stock, $.001 Par Value, 20,000,000 Shares
   Authorized - No Shares Issued                               --            --

  Preferred Stock, Series A, $.001 Par Value,
  14,000,000 Shares Authorized - Voting, Non-
  Cumulative Convertible, 5,963,600 and 5,688,000
  Shares Issued and Outstanding at March 31, 1996
  and 1995, Respectively                                   5,963         5,688

  Additional Paid-in Capital                           12,112,287     5,845,489

  Deficit Accumulated During the Development Stage     (12,173,983) (10,567,720)

  Total Stockholders' Equity [Deficit]                    (55,733)   (4,716,543)
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity [Deficit] $1,766,826   $ 2,209,804
                                                       ==========   ===========

See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                           For the
                                                                         Period from
                                                                         August 31,
                                                                        1988 [Date of
                                                                          Inception]
                                                 Three months ended         through
                                                     March 31,             March 31,
                                                     ---------             ---------
                                                1 9 9 6      1 9 9 5        1 9 9 6
                                                -------      -------        -------

Revenues                                    $        --    $        --    $   650,000
                                            -----------    -----------    -----------

Expenses:
  Research and Development Costs                100,782      5,578,494      7,308,063
  General and Administrative Expenses           265,390        239,052      5,172,349
  Depreciation Expense                            9,989         16,369        248,452
                                            -----------    -----------    -----------

  Total Operating Expenses                      376,161      5,833,915     12,728,864
                                            -----------    -----------    -----------

  Loss From Operations                         (376,161)    (5,833,915)   (12,078,864)
                                            -----------    -----------    -----------

Other Income [Expense]:
  Interest Income                                   460          2,796        112,943
  Interest Expense                              (21,500)       (22,625)      (208,062)
                                            -----------    -----------    -----------

  Net Other [Expense]                           (21,040)       (19,829)       (95,119)
                                            -----------    -----------    -----------

  Net Loss                                  $  (397,201)   $(5,853,744)  $(12,173,983)
                                            ===========     ===========  ============

  Net Loss Per Share                        $     (0.07)   $     (1.03)
                                            ===========    ===========

  Weighted Average Number of Shares           5,963,600      5,688,600
                                            ===========    ===========



See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                               For the
                                                                             Period from
                                                                              August 31,
                                                                            1988 [Date of
                                                                              Inception]
                                                      Three months ended         through
                                                           March 31,            March 31,
                                                           ---------            ---------
                                                   1 9 9 6        1 9 9 5        1 9 9 6
                                                   -------        -------        -------

  Net Cash - Operating Activities               $    32,307    $    52,725    $(5,063,457)
                                                -----------    -----------    -----------

Investing Activities:
  Payments for Property and Equipment                (3,170)            --       (410,950)
  Payments on Loans to Stockholders                      --        335,805             --
  Loans to Stockholders                              (2,060)            --     (1,203,251)
                                                -----------    -----------    -----------

  Net Cash - Investing Activities                    (5,230)       335,805     (1,614,201)
                                                -----------    -----------    -----------

Financing Activities:
  Proceeds of Additional Paid-in Capital                 --             --        352,049
  Proceeds from Issuance of Stock                        --             --      6,378,148
  Payment for Treasury Stock                             --             --        (30,000)
                                                -----------    -----------    -----------

  Net Cash - Financing Activities                        --             --      6,700,197
                                                -----------    -----------    -----------

  Net Increase in Cash and Cash Equivalents          27,077        388,530         22,539

Cash and Cash Equivalents - Beginning of Periods     27,769        134,919             --
                                                -----------    -----------    -----------

  Cash and Cash Equivalents - End of Periods    $    54,846    $   523,449    $    22,539
                                                ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest Paid                                $     5,625    $     6,750    $    33,369
   Taxes Paid                                   $        --    $        --    $        --


See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the years ended December 31, 1996 and 1995. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

[2] Additional Paid-in Capital

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

[3] Related Party Transaction

Subcontract Labor - The Company subcontracts its project expense [payroll, insurance and supplies] from an entity which George J. Coates is the sole stockholder. During the three months ended March 31, 1996 and 1995, $81,956 and $40,000, respectively, were paid for these services.

[4] Patents and Licenses

Development of the Coates System technology was initiated by George J. Coates, CIL's founder, principal and controlling stockholder and chief executive officer, in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven United States patents [the "Coates Patents"][as well as a number of foreign patents], were issued to George J. Coates with respect to the Coates System. The consent order allowed George J. Coates the alternative to elect to retain title to his patents on the condition that he either: (a) grant to CIL an exclusive and irrevocable license to utilize and exploit the patents, or (b) reimburse CIL for all monies expended in the preparation, application and/or prosecution of the patents, including but not limit to, legal fees paid by CIL. George J. Coates elected to reimburse CIL and retain possession of the patents and did so during 1995. In February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents within the United States, its territories and possessions [the "Licensed Areas"]. The licenses were non-exclusive so that neither George J. Coates nor Gregory Coates were prohibited from granting similar licenses to other parties within the Licenses Areas or to otherwise compete directly with CIL. The licenses expire in the event of bankruptcy or similar insolvency of CIL. CIL agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of the non-exclusive license payable at management's discretion but in no event later than February 17, 1998. In September 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Stock to Mr. Coates, which cost the Company charged to research and development for the year ended December 31, 1995. The stock was issued to George J. Coates in November 1995.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[5] Commitments and Contingencies

As more fully discussed in Note 4 to the financial statements at December 31, 1995, George J. Coates, principal and controlling shareholder and chief executive officer of CIL, per the original consent order of the Court, was ordered to pay up to the first $773,500 of amounts due to Rescinding Shareholders. To the extent that Mr. Coates is unable to pay any such amounts to the Rescinding Shareholders, CIL is required to pay same and is thus contingently liable for such amounts as it may have to pay should Mr. Coates not fulfill all or part of his primary commitment on amounts due to Rescinding Shareholders. It is at least reasonably possible that the above circumstances will change in the near term due to future confirming events and the effect of any such change would be material to the financial statements.



                  .   .   .   .   .   .   .   .   .   .   .   .

Item 2.     Management's Discussion and Analysis or Plan of Operation

  Coates International Ltd. ("CIL" or the "Company") has completed the basic development of a spherical rotary valve system (the "Coates System"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable United States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds a non-exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents, within the United States, its territories and possessions (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL.

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

Results of Operations from Inception August 31, 1988 through March 31, 1996

  Virtually no revenues were realized from the inception of operations through March 31, 1996, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

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

  CIL did not recognize any revenues during the quarter ended March 31, 1996 or in the corresponding quarter in the prior year. Research and development expenses totalled $100,782 in the quarter ended March 31, 1996 as compared to $5,578,494 in the corresponding quarter in 1995. The 1995 expense included a $5,500,000 license fee payable to George J. Coates which was subsequently converted into 275,000 shares of CIL Series A Preferred Stock. Loss from operations and net loss aggregated ($376,161) and ($397,201) in the March 31, 1996 quarter as compared to ($5,833,915) and ($5,853,744) in the March 31, 1995
quarter, the difference being principally attributable to the said license fee.

Liquidity and Capital Resources

  Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1995 aggregated $404,549. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to March 31, 1996, of ($12,173,983) and at March 31, 1996 had a negative net worth of ($55,733) and negative working capital of ($1,726,098).

  At March 31, 1995, CIL had a negative net worth of ($4,716,543) and negative working capital of ($6,402,898) of which $5,500,000 was attributable to the license fee owed to George J. Coates and carried as a current liability. The improvement in CIL's net worth and working capital position at March 31, 1996 was principally attributable to the satisfaction of the license fee obligation through the issuance of 275,000 shares of CIL Series A Preferred Stock to Mr. Coates in November 1995.

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

Note Regarding Forward-Looking Statements

  This Quarterly Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

                           PART II - OTHER INFORMATION


                                      None

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COATES INTERNATIONAL LTD.



                                  By /s/ George J. Coates
                                     George J. Coates, President,
                                     Chief Executive and Chief Financial Officer

Dated: October,   1997