Form 10QSB
period 1996-06-30
COATES INTERNATIONAL LTD \DE\
filed 1997-11-07
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 1996

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                     Yes ___No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,963,600 shares of Series A Preferred Stock at June 30, 1996

                            COATES INTERNATIONAL LTD.

          Quarterly Report on Form 10Q for Quarter Ended June 30, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.Financial Statements

       Attached.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                          June 30,
                                                                 1 9 9 6           1 9 9 5

Assets:
Current Assets:
  Cash and Cash Equivalents                                    $   28,809       $   269,405
  Inventory                                                        83,658                --
                                                               ----------       -----------

  Total Current Assets                                            112,467           269,405
                                                               ----------       -----------

Property, Plant and Equipment - Net                             1,627,276         1,668,288
                                                               ----------       -----------

Other Assets:
  Deposit                                                           2,500                --
  Due from Stockholder                                             39,116             3,462
  Due from Affiliated Companies                                     2,116             1,516
                                                               ----------       -----------

  Total Other Assets                                               43,732             4,978
                                                               ----------       -----------

  Total Assets                                                 $1,783,475       $ 1,942,671
                                                               ==========       ===========

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Redeemable Series A Preferred Stock                          $  496,970       $   496,970
  Mortgage Payable                                                225,000           300,000
  Accrued Legal Fees                                              884,405           520,364
  Accounts Payable                                                 22,988            11,489
  Accrued Interest                                                107,833           127,068
  Other Accrued Expenses                                           82,476             6,741
  Due to Officer                                                       --         5,500,000
                                                               ----------       -----------

  Total Current Liabilities                                     1,819,672         6,962,632
                                                               ----------       -----------

Commitments and Contingencies                                          --                --
                                                               ----------       -----------

Stockholders' Equity [Deficit]:
  Common Stock, $.001 Par Value, 20,000,000 Shares
   Authorized - No Shares Issued                                       --                --

  Preferred Stock, Series A, $.001 Par Value, 14,000,000
   Shares Authorized - Voting, Non-Cumulative Convertible,
   5,963,600 and 5,688,000 Shares Issued and Outstanding at
   June 30, 1996 and 1995, Respectively                             5,963             5,688

  Additional Paid-in Capital                                   12,464,729         5,845,489

  Deficit Accumulated During the Development Stage            (12,506,889)      (10,871,138)

  Total Stockholders' Equity [Deficit]                            (36,197)       (5,019,961)
                                                               ----------       -----------

  Total Liabilities and Stockholders' Equity [Deficit]         $1,783,475       $ 1,942,671
                                                               ==========       ===========

See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                                         For the
                                                                                       Period from
                                                                                         August 31,
                                                                                      1988 [Date of
                                                                                        Inception]
                                  Three months ended           Six months ended           through
                                       June 30,                    June 30,               June 30,
                                       --------                    --------               -------
                                 1 9 9 6       1 9 9 5       1 9 9 6       1 9 9 5        1 9 9 6
                                 -------       -------       -------       -------        -------

Revenues                       $   37,375     $      --     $   37,375    $       --    $   687,375
                               ----------     ---------     ----------    ----------    -----------

Expenses:
  Research and Development
   Costs                           59,682        78,395        160,464     5,656,889      7,367,745
  General and Administrative
   Expenses                       294,031       188,738        559,421       427,790      5,466,380
  Depreciation Expense             10,309        16,551         20,298        32,920        258,761
                               ----------     ---------     ----------    ----------    -----------

  Total Operating Expenses        364,022       283,684        740,183     6,117,599     13,092,886
                               ----------     ---------     ----------    ----------    -----------

  Loss From Operations           (326,647)     (283,684)      (702,808)   (6,117,599)   (12,405,511)
                               ----------     ---------     ----------    ----------    -----------

Other Income [Expense]:
  Interest Income                     100         2,891            560         5,687        113,043
  Interest Expense                 (6,359)      (22,625)       (27,859)      (45,250)      (214,421)
                               ----------     ---------     ----------    ----------    -----------

  Net Other [Expense]              (6,259)      (19,734)       (27,299)      (39,563)      (101,378)
                               ----------     ---------     ----------    ----------    -----------

  Net Loss                     $ (332,906)    $(303,418)    $ (730,107)   $(6,157,162) $(12,506,889)
                               ==========     =========     ==========    ===========  ============

  Net Loss Per Share           $     (.06)    $    (.05)    $     (.12)   $     (1.08)
                               ==========     =========     ==========    ===========

  Weighted Average Number
   of Shares                    5,963,600     5,688,600      5,963,600     5,688,600
                               ==========     =========     ==========    ==========



See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                                    For the
                                                                                  Period from
                                                                                   August 31,
                                                                                 1988 [Date of
                                                                                   Inception]
                                                         Six months ended            through
                                                              June 30,               June 30,
                                                              --------               -------
                                                       1 9 9 6        1 9 9 5        1 9 9 6
                                                       -------        -------        -------

  Net Cash - Operating Activities                  $  (604,962)   $  (193,319)   $(5,063,457)
                                                    -----------    -----------    -----------

Investing Activities:
  Payments for Property and Equipment                   (5,252)            --       (413,032)
  Payments on Loans to Stockholders                         --        332,343             --
  Loans to Stockholders                                 (3,430)            --     (1,204,621)
                                                   -----------    -----------    -----------

  Net Cash - Investing Activities                       (8,682)       332,343     (1,617,653)
                                                   -----------    -----------    -----------

Financing Activities:
  Proceeds of Additional Paid-in Capital               614,684             --        966,733
  Proceeds from Issuance of Stock                           --             --      6,378,148
  Payment for Treasury Stock                                --             --        (30,000)
  Payment on Stockholders' Loans                            --         (4,538)            --
                                                   -----------    -----------    -----------

  Net Cash - Financing Activities                      614,684         (4,538)     7,314,881
                                                   -----------    -----------    -----------

  Net Increase in Cash and Cash Equivalents              1,040        134,486        633,771

Cash and Cash Equivalents - Beginning of Periods        27,769        134,919             --
                                                   -----------    -----------    -----------

  Cash and Cash Equivalents - End of Periods       $    28,809    $   269,405    $   633,771
                                                   ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest Paid                                   $    11,062    $    13,500    $    38,806
   Taxes Paid                                      $        --    $        --    $        --


See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the years ended December 31, 1996 and 1995. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

[3] Related Party Transaction

Subcontract Labor - The Company subcontracts its project expense [payroll, insurance and supplies] from an entity which George J. Coates is the sole stockholder. During the six months ended June 30, 1996 and 1995, $122,812 and $84,500, respectively, were paid for these services.

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

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[5] Commitments and Contingencies

As more fully discussed in Note 4 to the financial statements at December 31, 1995, George J. Coates, principal and controlling shareholder and chief executive officer of CIL, per the original consent order of the Court, was ordered to pay up to the first $773,500 of amounts due to Rescinding Shareholders.To the extent that Mr. Coates is unable to pay any such amounts to the Rescinding Shareholders, CIL is required to pay same and is thus contingently liable for such amounts as it may have to pay should Mr. Coates not fulfill all or part of his primary commitment on amounts due to Rescinding Shareholders. It is at least reasonably possible that the above circumstances will change in the near term due to future confirming events and the effect of any such change would be material to the financial statements.






                  .   .   .   .   .   .   .   .   .   .   .   .

Item 2.     Management's Discussion and Analysis or Plan of Operation


  Coates International Ltd. ("CIL" or the "Company") has completed the basic development of a spherical rotary valve system (the "Coates System"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable United States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds a non-exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents, within the United States, its territories and possessions (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren Engines Ltd. (U.K.) ("Nicholson McLaren") or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents.

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

  CIL is currently manufacturing high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey manufacturing facility. Except as set forth herein, none of the engines has been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. After it completes manufacture of a sufficient backlog of such engines, CIL intends to attempt to convert these inquiries into binding sales orders, to fill such orders from its limited inventory of engines and to continue to manufacture on a limited basis and market high performance automotive, motorcycle and marine racing engines using the Coates System technology. CIL also intends to attempt to sublicense such technology.

Results of Operations from Inception August 31, 1988 through June 30, 1996

  Virtually no revenues were realized from the inception of operations through June 30, 1996, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

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

  During the quarter ended June 30, 1996, CIL recognized $37,375 in revenues paid by Nicholson McLaren in partial payment for two high performance racing car engines modified with the Coates System and shipped to Nicholson McLaren by CIL. No revenues were recognized by CIL with respect to the quarter ended June 30, 1995. Loss from operations and net loss aggregated ($326,647) and ($322,906) in the June 30, 1996 quarter as compared to ($283,684) and ($303,418) in the June 30, 1995 quarter, the difference being principally attributable to increased general and administrative expenses in the second quarter of 1996.

  For the six months ended June 30, 1996, CIL recognized $37,375 in revenues. CIL did not recognize any revenues for the six months ended June 30, 1995. Loss from operations and net loss aggregated ($702,808) and ($730,107) for the six months ended June 30, 1996 as compared to ($6,117,599) and ($6,157,162) for the six months ended June 30, 1995. The difference in results was principally attributable to a $5,500,000 license fee expensed as a research and development expense in the prior period payable to George J. Coates which was subsequently satisfied by issuance of 275,000 shares of CIL Series A Preferred Stock to George J. Coates.

Liquidity and Capital Resources

  Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1995 aggregated $404,549. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to June 30, 1996, of ($12,506,889) and at June 30, 1996 had a negative net worth of ($36,197) and negative working capital of ($1,707,205).

  At June 30, 1995, CIL had a negative net worth of ($5,019,961) and negative working capital of ($6,693,227) of which $5,500,000 was attributable to the license fee owed to George J. Coates and carried as a current liability. The improvement in CIL's net worth and working capital position at June 30, 1996 was principally attributable to the satisfaction of the license fee obligation through the issuance of 275,000 shares of CIL Series A Preferred Stock to Mr. Coates in November 1995.

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

  CIL is currently manufacturing high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey manufacturing facility. Except as set forth herein, none of the engines has been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. After it completes manufacture of a sufficient backlog of such engines, CIL intends to attempt to convert these inquiries into binding sales orders, to fill such orders from its limited inventory of engines and to continue to manufacture on a limited basis and market high performance automotive, motorcycle and marine racing engines using the Coates System technology. Assuming CIL obtains sufficient financing and a sufficient number of orders, CIL management believes that it will be able to produce racing engines using the Coates System technology at its Wall Township facility on a limited basis at the rate of approximately 30 engines per month. CIL expects that the bulk of its initial sales of engines, to the extent it is able to effectuate same, will be at a base sales price in the range of $25,000 to $30,000 per engine although depending on type and size, some of the engines may be priced as high as $75,000. To achieve such production levels, CIL will be required to expand its production work force to approximately 15-20 production workers.

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