Form 10QSB
period 1996-09-30
COATES INTERNATIONAL LTD \DE\
filed 1997-11-07
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,963,600 shares of Series A Preferred Stock at September 30, 1996

                            COATES INTERNATIONAL LTD.

        Quarterly Report on Form 10Q for Quarter Ended September 30, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.Financial Statements

       Attached.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                                 September 30,
                                                                            1 9 9 6           1 9 9 5

Assets:
Current Assets:
  Cash and Cash Equivalents                                              $    3,518       $    13,558
  Inventory                                                                 132,792                --
                                                                         ----------       -----------

  Total Current Assets                                                      136,310            13,558
                                                                         ----------       -----------

Property, Plant and Equipment - Net                                       1,616,968         1,651,556
                                                                         ----------       -----------

Other Assets:
  Deposits                                                                    2,500             2,500
  Due from Stockholder                                                       39,116             3,462
  Due from Affiliated Companies                                               2,116             1,516
                                                                         ----------       -----------

  Total Other Assets                                                         43,732             7,478
                                                                         ----------       -----------

  Total Assets                                                           $1,797,010       $ 1,672,592
                                                                         ==========       ===========

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Redeemable Series A Preferred Stock                                    $  496,970       $   496,970
  Mortgage Payable                                                          210,000           300,000
  Accrued Legal Fees                                                      1,041,153           558,250
  Accounts Payable                                                           37,184            32,888
  Accrued Interest                                                          109,408           142,943
  Other Accrued Expenses                                                     88,616            14,241
  Due to Stockholder                                                          3,000         5,500,000
                                                                         ----------       -----------

  Total Current Liabilities                                               1,986,331         7,045,292
                                                                         ----------       -----------

Commitments and Contingencies                                                    --                --
                                                                         ----------       -----------

Stockholders' Equity [Deficit]:
  Common Stock, $.001 Par Value, 20,000,000 Shares
   Authorized - No Shares Issued                                                 --                --

  Preferred Stock, Series A, $.001 Par Value, 14,000,000 Shares
   Authorized - Voting, Non-Cumulative Convertible, 5,963,600
   and 5,688,600 Shares Issued and Outstanding at September 30, 1996
   and 1995, Respectively                                                     5,963             5,688

  Additional Paid-in Capital                                             12,669,739         5,870,189

  Deficit Accumulated During the Development Stage                      (12,865,023)      (11,248,577)

  Total Stockholders' Equity [Deficit]                                     (189,321)       (5,372,700)
                                                                         ----------       -----------

  Total Liabilities and Stockholders' Equity [Deficit]                   $1,797,010       $ 1,672,592
                                                                         ==========       ===========

See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                                             For the
                                                                                            Period from
                                                                                             August 31,
                                                                                           1988 [Date of
                                                                                             Inception]
                                    Three months ended            Nine months ended          through
                                       September 30,                September 30,          September 30,
                                       -------------                -------------          -------------
                                  1 9 9 6        1 9 9 5        1 9 9 6        1 9 9 5        1 9 9 6
                                  -------        -------        -------        -------        -------

Revenues                       $       --      $      --      $   37,375     $       --     $   687,375
                               ----------      ---------      ----------     ----------     -----------

Expenses:
  Research and Development
   Costs                           38,983      5,670,823         199,447      5,749,218       7,406,728
  General and Administrative
   Expenses                       304,923        485,659         864,344        674,397       5,771,303
  Depreciation Expense             10,308         33,101          30,606         49,652         269,069
                               ----------      ---------      ----------     ----------     -----------

  Total Operating Expenses        354,214      6,189,583       1,094,397      6,473,267      13,447,100
                               ----------      ---------      ----------     ----------     -----------

  Loss From Operations           (354,214)    (6,189,583)     (1,057,022)    (6,473,267)    (12,759,725)

Other Income [Expense]:
  Interest Income                      55          3,650             615          6,541         113,098
  Interest Expense                 (3,975)       (45,250)        (31,834)       (67,875)       (218,396)
                               ----------      ---------      ----------     ----------     -----------

  Net Other [Expense]              (3,920)       (41,600)        (31,219)       (61,334)       (105,298)
                               ----------      ---------      ----------     ----------     -----------

  Net Loss                     $ (358,134)   $(6,231,183)    $(1,088,241)   $(6,534,601)   $(12,865,023)
                               ==========    ===========     ===========    ===========    ============

  Net Loss Per Share           $     (.06)     $   (1.10)     $     (.18)    $    (1.15)
                               ==========      =========      ==========     ==========

  Weighted Average Number
   of Shares                    5,963,600      5,688,600       5,963,600      5,688,600
                               ==========      =========      ==========      =========



See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                                      For the
                                                                                     Period from
                                                                                     August 31,
                                                                                    1988 [Date of
                                                                                     Inception]
                                                          Nine months ended           through
                                                             September 30,          September 30,
                                                       1 9 9 6         1 9 9 5        1 9 9 6

  Net Cash - Operating Activities                   $  (823,263     $  (471,365)    $(5,063,457)
                                                    -----------     -----------     -----------

Investing Activities:
  Payments for Property and Equipment                    (5,252)             --        (413,032)
  Payments on Loans to Stockholders                          --         332,343              --
  Loans to Stockholders                                  (3,430)             --      (1,204,621)
                                                    -----------     -----------     -----------

  Net Cash - Investing Activities                        (8,682)        332,343      (1,617,653)
                                                    -----------     -----------     -----------

Financing Activities:
  Proceeds of Additional Paid-in Capital                     --              --         352,049
  Proceeds from Issuance of Stock                       804,694          22,199       7,182,842
  Payment for Treasury Stock                                 --              --         (30,000)
  Payment on Stockholders' Loans                             --          (4,538)             --
  Loans from Stockholder                                  3,000              --           3,000
                                                    -----------     -----------     -----------

  Net Cash - Financing Activities                       807,694          17,661       7,507,891
                                                    -----------     -----------     -----------

  Net [Decrease] Increase in Cash and Cash
   Equivalents                                          (24,251)       (121,361)        826,781

Cash and Cash Equivalents - Beginning of Periods         27,769         134,919              --
                                                    -----------     -----------     -----------

  Cash and Cash Equivalents - End of Periods        $     3,518     $    13,558     $   826,781
                                                    ===========     ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest Paid                                    $    15,037     $    20,250     $    42,781
   Taxes Paid                                       $        --     $        --     $        --


See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------




[1] Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the years ended December 31, 1996 and 1995. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

[3] Related Party Transaction

Subcontract Labor - The Company subcontracts its project expense [payroll, insurance and supplies] from an entity which George J. Coates is the sole stockholder. During the nine months ended September 30, 1996 and 1995, $142,968 and $124,000, respectively, were paid for these services.

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

Results of Operations from Inception August 31, 1988 through September 30, 1996

  Virtually no revenues were realized from the inception of operations through September 30, 1996, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

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

  CIL did not recognize any revenues during the quarter ended September 30, 1996 or in the corresponding quarter in the prior year. Research and development expenses totaled $38,983 in the quarter ended September 30, 1996 as compared to $5,670,823 in the corresponding quarter in 1995. The 1995 expense included a $5,500,000 license fee payable to George J. Coates which was subsequently converted into 275,000 shares of CIL Series A Preferred Stock. Loss from operations and net loss aggregated ($354,214) and ($358,134) in the September 30, 1996 quarter as compared to ($6,189,583)
and ($6,231,183) in the September 30, 1995 quarter, the difference being principally attributable to the said license fee. General and administrative expenses during the quarter ended September 30, 1996 totalled $304,923 as compared to $485,659 in the corresponding quarter in 1995, primarily attributable to higher legal expenses in the earlier quarter.

  For the nine months ended September 30, 1996, CIL recognized $37,375 in revenues paid by Nicholson McLaren in partial payment for two high performance racing car engines modified with the Coates System and shipped to Nicholson McLaren by CIL. CIL did not recognize any revenues for the nine months ended September 30, 1995. Loss from operations and net loss aggregated ($1,057,022) and ($1,088,241) for the nine months ended September 30, 1996 as compared to ($6,473,267) and ($6,534,601) for the nine months ended September 30, 1995. The difference in results was principally attributable to a $5,500,000 license fee expensed as a research and development expense in the prior period payable to George J. Coates which was subsequently satisfied by issuance of 275,000 shares of CIL Series A Preferred Stock to George J. Coates.

Liquidity and Capital Resources

  Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1995 aggregated $404,549. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to September 30, 1996, of ($12,856,023) and at September 30, 1996 had a negative net worth of ($189,321) and negative working capital of ($1,850,021).

  At September 30, 1995, CIL had a negative net worth of ($5,372,700) and negative working capital of ($7,031,734) of which $5,500,000 was attributable to the license fee owed to George J. Coates and carried as a current liability. The improvement in CIL's net worth and working capital position at September 30, 1996 was principally attributable to the satisfaction of the license fee obligation through the issuance of 275,000 shares of CIL Series A Preferred Stock to Mr. Coates in November 1995.

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

                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

  (b) During the quarter ended September 30, 1996, the Company filed one current report on Form 8-K for August 7, 1996 reporting pursuant to Item 4 therein, a change in the Company's Certifying Accountant and in Item 7 therein, providing a copy of a letter from the Company's former accountants addressed to the Securities and Exchange Commission.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                COATES INTERNATIONAL LTD.



                                By   /s/ George J. Coates, President
                                     George J. Coates, President,
                                     Chief Executive and Chief Financial Officer

Dated: October,   1997