Form 10KSB
period 1996-12-31
COATES INTERNATIONAL LTD \DE\
filed 1997-11-07
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1996

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

                                 Title of Class
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

For the year ended December 31, 1996, the issuer's revenues were $37,375.

During the year ended December 31, 1996, there was no established public trading market for the issuer's Series A Preferred Stock. On December 31, 1996, there were 5,963,600 shares of Series A Preferred Stock of the Issuer issued and outstanding.

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

      CIL holds a non-exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents, within the United States, its territories and possessions (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See "Patents and Licenses."

      CIL and its Predecessor Entity have realized insignificant revenues from the inception of the Predecessor Entity in August 1988 through the present date and is a company in the development stage. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") as a prelude to an anticipated license agreement. Pursuant to the prototype manufacturing agreement, CIL commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, to date, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson and no assurances can be given that an acceptable engine will be developed or that a license agreement will be concluded with Harley Davidson. Under the terms of a February 1994 license agreement, CIL received a $500,000 initial payment made by Millwest Corporation ("Millwest") for a license of the Coates System technology. Millwest subsequently defaulted in making the next payment required under the license agreement. In 1996, CIL recognized $37,375 in revenues paid by Nicholson McLaren in partial payment for two high performance racing car engines modified with the Coates System shipped to Nicholson McLaren by CIL. In April and July 1996, CIL executed a License

Agreement and a Sales Representative Agreement with Nicholson McLaren. See "Patents and Licenses."

      Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions made by Gregory Coates and the above described payments from Harley Davidson and Millwest. As a development stage company, CIL has incurred losses from the inception of the Predecessor Entity in August 1988 through December 31, 1996 of $13,376,892 and at December 31, 1996, had a negative net worth of ($488,642) and negative working capital of ($2,114,271).


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

      Third Party Evaluations. In May 1993, a team of Chrysler Corporation ("Chrysler") engineers made a trip to the CIL facility in Wall Township, New Jersey to observe and evaluate the "Coates Spherical Rotary Valve Train System" for a possible investment by Chrysler. The Chrysler team recommended that "...no further activity should be undertaken by Chrysler at this time..." because of a lack of documented proof to substantiate that the System functions as claimed. Among other factors, the Chrysler team concluded that CIL required an "exorbitant" up-front licensing fee and vehicle royalty, that documented proof of component durability, system performance and emissions characteristics were non-existent and that demonstrated components were not acceptable. The Chrysler team also concluded that the Coates System's kinematics were extremely efficient, would yield a lower package height than a comparable poppet valve system and had good emission development potential. In listing potential benefits of the Coates System, the Chrysler team indicated that in comparison to a poppet valve train system, the Coates System will consist of fewer components, will reduce the vertical height of the cylinder head and will permit a higher rotating speed. Other cited potential benefits of the Coates System included improved power output and idle quality, reduced hydrocarbon emissions and potential emissions and fuel economy benefits. The Chrysler team also cited certain Coates System components as potential problems for meeting 100,000 mile durability goals including the combustion chamber seals, the spherical rotary valves "especially the exhaust", and the rotating valve shaft bearings. Other cited potential problems included a statement that the overall weight may be greater than a comparable poppet valve train system and that initial manufacturing costs will be greater than a comparable poppet valve train system.

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

      Subsequent thereto, in February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents within the United States, its territories and possessions. The licenses expire in the event of bankruptcy or similar insolvency of CIL. George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. CIL agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of the non-exclusive license payable at management's discretion but in no event later than February 17, 1998. In September 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Stock to Mr. Coates as the license fee. The shares were issued to Mr. Coates in November 1995.

      See "Item 1 - Business-The Coates System-Third Party Evaluations" as to a July 1991 prototype manufacturing agreement executed by CIL with Harley Davidson as a prelude to an anticipated license agreement. As CIL has been unable, to date, to develop a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson, no assurances can be given that a license agreement will be concluded with Harley Davidson.

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

      His appearance at the Birmingham (U.K.) Autosport Show in January 1996 resulted in George J. Coates receiving a letter of intent from Nicholson McLaren to acquire a license to distribute the racing engines modified with the Coates System within the European Patent Community upon a commission or royalty basis to be negotiated. Also, as a result of George J. Coates' appearance at the same show, CIL received a $1,000 check from Noble Motorsport U.S.A., a subsidiary of Ascari Cars Ltd. (U.K.) (formerly Noble Motor Sport Ltd.) and a $28,000 order to install a high performance racing car engine modified with the Coates System in an Ascari racing car. The car was delivered in March 1996 to the CIL plant in Wall Township, New Jersey, but to date, an engine modified with the Coates System has not been installed in the car.

      In April 1996, CIL executed a license agreement with Nicholson McLaren granting Nicholson McLaren a non-exclusive license to assemble, sell, use and lease internal combustion engines incorporating the Coates Spherical Rotary Valve System within the European Patent Community, which includes but is not limited to Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In consideration of the rights granted under the license agreement, Nicholson McLaren agreed to pay CIL a licensing fee of $5 million payable $37,375 upon receipt of the first demonstration model by Nicholson McLaren from CIL; another $37,375 upon receipt of the second; with the balance to be paid out of sales (if any) of internal combustion engines modified with the Coates Spherical Rotary Valve System assembled by Nicholson McLaren with components purchased from CIL. The balance is payable pursuant to a payment schedule to be mutually agreed between both parties. The license agreement also gives Nicholson McLaren the right to obtain a manufacturing license from CIL against payment of royalties on the manufacture of components at a rate to be established. The Company recognized revenue of $37,375 in 1996 upon receipt of cash from Nicholson McLaren after delivery of the first demonstration model in April 1996. CIL has waived payment for the second demonstration model which was delivered in July 1996. CIL has retained ownership to this second model which is being demonstrated by Nicholson McLaren for potential customers on behalf of CIL. The payment schedule with respect to the balance of the licensing fee has not yet been finalized by the parties. No assurances can be given that CIL will be paid a substantial portion of the balance of the licensing fee by Nicholson McLaren as such balance is contingent upon future sales by Nicholson McLaren of internal combustion engines modified with the Coates Spherical Rotary Valve System. During 1996, John Nicholson, the president of Nicholson McLaren purchased 4,000 shares of CIL Series A Stock at $20 per share.

      In June 1996, CIL executed a Sales Representative Agreement retaining an affiliate of Nicholson McLaren as its exclusive sales representative in the United Kingdom and Europe for the sale of the Coates Technology for a four-year term. The agreement provides for a sliding scale commission varying from 5% of the first $1 million in Net Product Billings to 1% of the fifth $1 million in Net Product Billings and all amounts in excess thereof. No assurances can be given that the sales representative will produce significant billings for CIL products pursuant to the agreement.

Employees

      At December 31, 1996, CIL employed 12 full-time employees and one part-time employee including George J. Coates and his son Gregory who perform both management, assembly and research and development functions; George J. Coates' wife Bernadette who is involved in administration functions, two people in marketing and communications, one shop foreman, one draftsman, one programmer, three tool and lathe operators, one person performing secretarial and inventory control functions and one part-time bookkeeper.


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

      After the November 13, 1995 effectiveness of the above registration statement, the Prospectus and the required cover letter and Election Form were mailed to each of the Purchasers. Of the 328 persons to whom the Rescission and Exchange Offer was directed (who had invested approximately $6,500,000 in CIL), an aggregate 32 Purchasers elected to rescind their prior purchases of an aggregate 48,500 shares of Series A Preferred Stock entitling them to be paid an aggregate $1,270,000 plus interest. Two of the 32 Purchasers invested $900,000 of the $1,270,000 in CIL with respect to which rescission was elected. In the second quarter of calendar year 1996, a group of investors advanced funds in order to purchase Series A Preferred Stock. These funds were used by CIL to repurchase Series A Preferred Stock owned by the persons who accepted the 1995 Rescission and Exchange Offer. An aggregate $1,260,000 of the funds and $65,000 of interest was paid to 31 of the 32 Purchasers who elected to accept Option One of the Rescission and Exchange Offer and their 48,000 shares of Series A Preferred Stock were canceled. No shares were issued to the investors who advanced said funds at such time.

      By letter dated July 31, 1996, the Special Master filed a report with the United States District Court recommending that CIL be permitted to undertake a private offering. A successful private offering would generate sufficient funds to permit reimbursement of those investors (the "Potential Investors") who advanced funds in the second quarter of calendar 1996 in order to purchase Series A Preferred Stock, which funds were used by CIL to repurchase Series A Preferred Stock owned by persons who elected pursuant to the Rescission and Exchange Offer to rescind their prior purchases of Series A Preferred Stock. On August 19, 1996, United States District Court Judge Kimba Wood signed an order permitting a Private Offering to proceed and ordered CIL and George J. Coates to reimburse the Potential Investors for the amounts advanced by them.

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

      The Private Offering permitted by Judge Wood's August 1996 order was completed in July 1997. Pursuant to the terms of the Private Offering, each of the Potential Investors was offered the right to elect to receive shares of Series A Preferred Stock at a value of $20 per share for the amounts he advanced in the second quarter of calendar year 1996 or to have the amount of his advance refunded. Of the $1,270,000 advanced, one Potential Investor elected to have his advance of $10,000 refunded and the remaining Potential Investors elected to receive Series A Preferred Stock. George J. Coates made the $10,000 cash payment to the Potential Investor who elected the refund and transferred 38,175 shares of his Series A Preferred Stock to the remaining Potential Investors. CIL issued the balance of 24,825 shares of Series A Preferred Stock to the Potential Investors. CIL also received $960,000 in cash proceeds from the Private Offering (paid to purchase shares of Series A Preferred Stock at $20 per share) which it applied to the payment of outstanding payables including the final bill of the Special Master who was then discharged by Judge Wood.

      CIL is a defendant in various lawsuits. In the opinion of management, none of these lawsuits will have a material adverse effect on CIL, its business or its financial condition.


Item 4.     Submission of Matters to a Vote of Security Holders

      CIL did not submit any matter to a vote of its stockholders during the fourth quarter of calendar year 1996.

                           COATES INTERNATIONAL LTD.

                                    PART II


Item 5.     Market for Common Equity and Related Stockholder Matters

      There is no established public trading market for CIL's only outstanding class of capital stock, its Series A Preferred Stock. At December 31, 1996, the approximate number of holders of record of the Series A Preferred Stock was 510. CIL has not paid any dividends with respect to its Series A Preferred Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the foreseeable future.

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

      CIL has completed the basic development of a spherical rotary valve system (the "Coates System"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable United States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds a non-exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents, within the United States, its territories and possessions (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See "Item 1 - Patents and Licenses."

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

Results of Operations from Inception August 31, 1988 through December 31, 1996

      Virtually no revenues were realized from the inception of operations through December 31, 1996, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

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

      CIL did not recognize any revenues in calendar year 1995. In calendar year 1996, CIL recognized $37,375 in revenues paid by Nicholson McLaren Engines Ltd. (U.K.) ("Nicholson McLaren") in partial payment for two high performance racing car engines modified with the Coates System shipped to Nicholson McLaren by CIL. See "Item 1 - Patents and Licenses" as to the execution by CIL in April and July 1996 of a License Agreement and a Sales Representative Agreement with Nicholson McLaren.

      Operating expenses incurred during CIL's development stage, from August 31, 1988, to December 31, 1996 were $13,954,525. Of this amount, salaries and related benefits aggregated $1,868,188 (or 13%). Other expenses aggregated $12,086,337 (or 87%).

      Included in this total were research and development expenses of $7,452,906 (including a $5,500,000 license fee payable to George J. Coates converted into 275,000 shares of Series A Stock) and officers' salaries aggregating $1,330,561. Occupancy expense of $468,736 primarily reflects total rent through February 1995 associated with CIL's lease of approximately 25,000 square feet of research, machine shop and office space, at Highway 34 and Ridgewood Road, Wall Township, New Jersey, from The George J. Coates 1991 Family Partnership, L.P. Pursuant to the consent judgment in connection with the SEC complaint as previously described, in February, 1995, the lease was terminated as title to the premises was conveyed, to CIL, by the Partnership. Thus the rental payments have been terminated. See "Item 3 - Rescission and Exchange Offer" as to CIL's obligation to indemnify George J. Coates with respect to the $300,000 mortgage obligation assumed by CIL on the premises. The balance has since been reduced to $210,000 and the mortgagees have agreed to further reduce the mortgage balance by an additional $50,000 to $160,000 upon issuance to them of an aggregate 2,500 shares of Series A Stock but to date, said shares have not been issued. CIL is currently paying interest only on the mortgage at the rate of $1,200 per month.

Liquidity and Capital Resources

      Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest.
Capital  contributions  advanced  to CIL by  Gregory  Coates  in 1995  and  1996 aggregated $404,549 and $1,132,523 respectively. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to December 31, 1996, of $13,376,892 and at December 31, 1996
had a negative net worth of ($488,642) and negative working capital of ($2,114,271).

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


                                            F-4


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

                                        F-6


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

The net effect of the above restatements on operations for the year ended December 31, 1995, was an increase in the net loss for the period of $31,442 [$.01 per share], reflecting retroactive application of the prior period adjustments to the following components of operations:

                                                             Effect on Net Loss
                                                             Increase/[Decrease]
                                                                   To Amounts
                                                            Previously Reported
esearch and Development Costs                                    $    51,396
General and Administrative Expenses                                    12,000
Interest Expense                                                      (31,954)
                                                                  -----------

  Increase to Net Loss for the Year Ended December 31, 1995            31,442

Deficit Accumulated During the Develop.  Stage as Previously Reported11,745,340

  Deficit Accumulated During the Development Stage as Restated      $11,776,782

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

[12] New Authoritative Accounting Pronouncement

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers
 and Servicing of Financial Assets and Extinguishment of Liabilities.
" SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.
The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited, and early application is not allowed.
SFAS No. 125 is not expected to have a material impact on the Company.
Some provisions of SFAS No. 125, which are unlikely to apply to the Company have been deferred by the FASB.

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

                            COATES INTERNATIONAL LTD.

                                    PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         At December 31, 1996, the executive officers and directors of CIL were as follows:

         Name              Age               Position

George J. Coates            56         President, Treasurer, Chief Executive
                                         Officer, Chief
                                       Financial Officer and Director

Richard W. Evans            65         Secretary and Director

Michael J. Suchar D.D.S.    41         Director

         George J. Coates has been employed by CIL since its inception as president and chief executive officer. Mr. Coates is an Irish citizen but has been granted resident alien status in the United States. See"Item 3" herein as to the final consent judgment executed by George J. Coates in connection with an SEC complaint and as to his arrest and release after a four day incarceration based on allegations similar to those contained in the SEC complaint. On May 30, 1995, a United States Magistrate Judge of the
United States District Court for the Southern District of New York signed an order in response to a request by the office of the United States
Attorney for the Southern District of New York dismissing without prejudice, the criminal complaint against George J. Coates.

         Richard W. Evans became a director of CIL in May 1996. Dr. Evans, who holds an Ed.D. degree from Rutgers University, was a Supervisor a Highland Park High School in Highland Park, New Jersey, a post he held for more than the preceding five years until his retirement in June 1996. Dr. Evans will not devote a substantial portion of his working time to the business of CIL


         Michael J. Suchar became a director of CIL in May 1996. Dr. Suchar, who holds a Doctor of Dental Surgery degree from the Temple University Dental School, has been a practicing pediatric dentist for more than the preceding five years. Dr. Suchar will not devote a substantial portion of his working time to the business of CIL.




Compliance with Section 16(a) of the Exchange Act

         CIL's only class of outstanding capital stock, its Series A Preferred Stock, is not registered pursuant to Section 16(a) of the Exchange Act so that filings of Forms 3, 4 and 5 in compliance with such Section are not required.

Item 10. Executive Compensation

         None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1994, 1995 and 1996, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's chief executive officer, whose compensation was as follows:

                           SUMMARY COMPENSATION TABLE
                                        Annual Compensation
                                       Year Ended
         Name                          December 31             Salary

George J. Coates,                      1996                    $184,908
Chief Executive Officer          1995                    $183,549*
                                       1994                    $175,553
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


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 1996 the ownership of CIL Series A Preferred Stock by (i) each person known by CIL to be the beneficial owner of more than 5% of the outstanding Series A Preferred Stock,
(ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.





                                                Shares of Series A
Name of                             Stock Beneficially Owned
Beneficial Owner                       Number            Percent

George J. Coates*                      4,769,000 shs       80%
Gregory Coates*                          318,150 shs        5%
Richard W. Evans                            26,000 shs       -%
Michael J. Suchar                             5,500 shs      -%
All directors and executive            4,800,500 shs       80%
officers as a Group (three persons)
---------
        * c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

Item 12. Certain Relationships and Related Transactions

         After its February 1993 purchase of CIL's office and product development facility in Wall Township, New Jersey (the "Facility") from unaffiliated third parties, The George J. Coates 1991 Family Partnership, L.P. (the "Partnership") continued the lease of the Facility to CIL. Pursuant to the February 6, 1995 final consent judgment described in "Item 3" herein, George J. Coates was ordered to cause the Partnership to transfer the Facility to CIL and the transfer was effected on February 21, 1995 with CIL obtaining title to the Facility and assuming the $300,000 mortgage loan obligation, the residue of the $400,000 mortgage note issued by the Partnership at the time of its purchase of the Facility. At the time of such transfer, all accrued rents in the aggregate amount of $287,100 owed by CIL to the Partnership were forgiven. CIL's "Loan Receivable Officer" account on its financial statement was adjusted accordingly. CIL is obligated to indemnify George J. Coates from any liability he may suffer based on the remaining mortgage loan on the Facility. In December 1995, CIL made an additional $50,000 principal payment against this mortgage loan thereby reducing the principal balance to $250,000. An additional aggregate $40,000 paid by CIL in May and July 1996 reduced the balance to $210,000. The mortgagees have agreed to reduce the mortgage balance by an additional $50,000 to $160,000 upon issuance to them of an aggregate 2,500 shares of CIL Series A Preferred Stock but to date, said shares have not been issued.

         In January 1992, CIL, which had previously been assigned George J. Coates' ownership rights in the Coates Patents, transferred such rights back to George J. Coates in return for an exclusive right to negotiate licenses and transfers of technology associated with the Coates Patents. The final consent judgment permitted George J. Coates to retain title to the Coates Patents provided that he reimbursed CIL for all the monies it expended in the preparation, application and prosecution of the Patents. The amount due was determined by management to total $434,639 of which $98,834 was offset from other amounts due to George J. Coates prior to December 31, 1994. The $335,805 balance was paid to CIL in 1995. See "Item 1 - Business-Patents and Licenses" as to a non-exclusive license with respect to the Coates Patents granted to CIL by George J. Coates and Gregory Coates.

         Pursuant to the final consent judgment, George J. Coates was ordered to cause the transfer to CIL of all licensing fees and other funds paid to persons or entities other than CIL in connection with the acquisition by the payor of an interest in the Patents or in the technology embodied in the Patents. On February 24, 1995, the $500,000 licensing fee paid by Millwest Corporation in 1994 and held in a bank account entitled "Coates International Licensing" together with $12,144 of interest thereon was paid over to CIL. See "Item 1 - Business-Patents and Licenses" and "Item 3" herein.

         Through 1996, CIL subcontracted for its project labor expense with Coates Precision Engineering, Inc., an entity controlled by George J. Coates. The amounts paid to such subcontractor with respect to 1995 and 1996 were $187,889 and $181,500 respectively. These payments constitute a direct pass through to the subcontractor of payroll, workers' compensation and hospitalization insurance expense and management believes the arrangement was in CIL's best interests.

         In the second half of calendar 1995 and during calendar 1996, CIL was primarily dependent for its working capital on capital contributions made by Gregory Coates, the son of George J. Coates, a principal (5% or greater) stockholder and until January 1996, an executive officer and a director of CIL. Such capital contributions advanced by Gregory Coates in 1995 and 1996 aggregated $404,549 and $1,132,523 respectively. The funds for such advances were obtained from sales of Gregory Coates' shares of CIL Series A Preferred Stock at a price of $20 per share.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits

Exhibit No.*   Description of Exhibit

 3.1           CIL's Restated Certificate of Incorporation.

 3.2           CIL's By-Laws.

 4.1           Form of Certificate for CIL's Series A Non-Cumulative
                        Convertible Preferred Stock.




Exhibit No.    Description of Exhibit

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

         (b)   Reports on Form 8-K

               CIL did not file any reports on Form 8-K during the quarter ended December 31, 1996.

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

      Signature                              Title                    Date

/s/ George J. Coates             Director (Principal Executive October , 1997
George J. Coates                 Principal Financial Officer, Principal
                                 Accounting Officer


/s/ Richard W. Evans             Director                        October  , 1997
------------------------------
Richard W. Evans



/s/ Michael J. Suchar            Director                        October  , 1997
------------------------------
Michael J. Suchar