Form 10QSB
period 1997-03-31
COATES INTERNATIONAL LTD \DE\
filed 1997-11-07
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,963,600 shares of Series A Preferred Stock at March 31, 1997

                            COATES INTERNATIONAL LTD.

          Quarterly Report on Form 10Q for Quarter Ended March 31, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

      Attached.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                              March 31,
                                                                       1 9 9 7       1 9 9 6
Assets:
Current Assets:
  Cash and Cash Equivalents                                          $   13,053   $    54,846
  Inventory                                                             205,072        41,615
  Prepaid Expenses                                                       10,287            --
                                                                     ----------   -----------

  Total Current Assets                                                  228,412        96,461
                                                                     ----------   -----------

Property, Plant and Equipment - Net                                   1,612,371     1,628,003
                                                                     ----------   -----------

Other Assets:
  Deposit                                                                 2,500         2,500
  Due from Stockholder                                                   12,042        37,746
  Due from Affiliated Companies                                           4,428         2,116
                                                                     ----------   -----------

  Total Other Assets                                                     18,970        42,362
                                                                     ----------   -----------

  Total Assets                                                       $1,859,753   $ 1,766,826
                                                                     ==========   ===========

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Amounts Due to Potential Investors                                 $  486,970   $        --
  Redeemable Series A Preferred Stock                                    10,000       496,970
  Mortgage Payable                                                      210,000       250,000
  Accrued Legal Fees                                                  1,333,011       757,442
  Accounts Payable                                                       43,121        50,703
  Accrued Interest                                                      109,408       174,693
  Other Accrued Expenses                                                177,936        92,751
  Due to Stockholder                                                      8,000            --
                                                                     ----------   -----------

  Total Current Liabilities                                           2,378,446     1,822,559
                                                                     ----------   -----------

Commitments and Contingencies                                                --            --
                                                                     ----------   -----------

Stockholders' Equity [Deficit]:
  Common Stock, $.001 Par Value, 20,000,000 Shares
   Authorized - No Shares Issued                                             --            --

  Preferred Stock, Series A, $.001 Par Value, 14,000,000 Shares
   Authorized - Voting, Non-Cumulative Convertible, 5,963,600
   Shares Issued and Outstanding at March 31, 1997 and 1996               5,963         5,963

  Additional Paid-in Capital                                         13,229,537    12,112,287

  Deficit Accumulated During the Development Stage                  (13,754,193) (12,173,983)

  Total Stockholders' Equity [Deficit]                                 (518,693)      (55,733)
                                                                     ----------   -----------

  Total Liabilities and Stockholders' Equity [Deficit]               $1,859,753   $ 1,766,826
                                                                     ==========   ===========

See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                                      For the
                                                                                    Period from
                                                                                     August 31,
                                                                                   1988 [Date of
                                                                                     Inception]
                                                         Three months ended           through
                                                              March 31,               March 31,
                                                              ---------               ---------
                                                       1 9 9 7         1 9 9 6         1 9 9 7
                                                       -------         -------         -------

Revenues                                            $        --     $        --     $   687,375
                                                    -----------     -----------     -----------

Expenses:
  Research and Development Costs                         71,447         100,782       7,524,353
  General and Administrative Expenses                   292,285         265,390       6,514,526
  Depreciation Expense                                    9,975           9,989         289,353
                                                    -----------     -----------     -----------

  Total Operating Expenses                              373,707         376,161      14,328,232
                                                    -----------     -----------     -----------

  Loss From Operations                                 (373,707)       (376,161)    (13,640,857)
                                                    -----------     -----------     -----------

Other Income [Expense]:
  Interest Income                                             6             460         113,610
  Interest Expense                                       (3,600)        (21,500)       (226,946)
                                                    -----------     -----------     -----------

  Net Other [Expense]                                    (3,594)        (21,040)       (113,336)
                                                    -----------     -----------     -----------

  Net Loss                                          $  (377,301)    $  (397,201)   $(13,754,193)
                                                    ===========     ===========    ============

  Net Loss Per Share                                $      (.06)    $      (.07)
                                                    ===========     ===========

  Weighted Average Number of Shares                   5,963,600       5,963,600
                                                    ===========     ===========



See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                                      For the
                                                                                    Period from
                                                                                     August 31,
                                                                                   1988 [Date of
                                                                                     Inception]
                                                         Three months ended           through
                                                              March 31,               March 31,
                                                              ---------               ---------
                                                       1 9 9 7         1 9 9 6         1 9 9 7
                                                       -------         -------         -------

  Net Cash - Operating Activities                   $  (321,863)    $    32,307     $(6,411,951)
                                                    -----------     -----------     -----------

Investing Activities:
  Payments for Property and Equipment                        --          (3,170)       (413,032)
  Loans to Stockholders                                      --          (2,060)     (1,208,678)
                                                    -----------     -----------     -----------

  Net Cash - Investing Activities                            --          (5,230)     (1,621,710)
                                                    -----------     -----------     -----------

Financing Activities:
  Proceeds of Additional Paid-in Capital                321,275              --       1,690,566
  Proceeds from Issuance of Stock                            --              --       6,378,148
  Payment for Treasury Stock                                 --              --         (30,000)
  Loans from Stockholder                                     --              --           8,000
                                                    -----------     -----------     -----------

  Net Cash - Financing Activities                       321,275              --       8,046,714
                                                    -----------     -----------     -----------

  Net [Decrease] Increase in Cash and Cash
   Equivalents                                             (588)         27,077          13,053

Cash and Cash Equivalents - Beginning of Periods         13,641          27,769              --
                                                    -----------     -----------     -----------

  Cash and Cash Equivalents - End of Periods        $    13,053     $    54,846     $    13,053
                                                    ===========     ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest Paid                                    $     3,600     $     5,625     $    49,757
   Taxes Paid                                       $        --     $        --     $        --


See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ended December 31, 1997 and 1996. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

[2] Additional Paid-in Capital

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has met its obligations in 1997 and 1996 primarily through capital infusions from one of its principal stockholders, Gregory Coates.

[3] Related Party Transaction

Subcontract Labor - The Company subcontracts its project expense [payroll, insurance and supplies] from an entity which George J. Coates is the sole stockholder. During the three months ended March 31, 1997 and 1996, $52,000 and $81,956, respectively, were paid for these services.

[4] Commitments and Contingencies

As more fully discussed in Note 4 to the financial statements at December 31, 1996, George J. Coates, principal and controlling shareholder and chief executive officer of CIL, per the original consent order of the Court, was ordered to pay up to the first $773,500 of amounts due to Rescinding Shareholders. Per the August 19, 1996, court order, new Potential Investors have taken the place of the Rescinding Shareholders. To the extent that Mr. Coates is unable to pay any such amounts to the Potential Investors, CIL is required to pay same and is thus contingently liable for such amounts as it may have to pay should Mr. Coates not fulfill all or part of his primary commitment on amounts due to Potential Investors. It is at least reasonably possible that the above circumstances will change in the near term due to future confirming events and the effect of any such change would be material to the financial statements.



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

Results of Operations from Inception August 31, 1988 through March 31, 1997

           Virtually no revenues were realized from the inception of operations through March 31, 1997, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

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

           CIL did not recognize any revenues during the quarter ended March 31, 1997 or in the corresponding quarter in the prior year. Research and development expenses totalled $71,447 in the quarter ended March 31, 1997 as compared to $100,782 in the corresponding quarter in 1996. Loss from operations and net loss aggregated ($373,707) and ($377,301) in the March 31, 1997 quarter as compared to ($376,161) and ($397,201) in the March 31, 1996 quarter. CIL experienced comparatively higher research and development costs in the earlier quarter and comparatively higher general and administrative expenses in the later quarter.

Liquidity and Capital Resources

           Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1995 and 1996 aggregated $404,549 and $1,132,523 respectively. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to March 31, 1997, of ($13,754,193) and at March 31, 1997 had a
negative net worth of ($518,693) and negative working capital of ($2,150,034).

           At March 31, 1996, CIL had a negative net worth of ($55,733) and negative working capital of ($1,726,098). The decrease in net worth and in working capital from March 31, 1996 to March 31, 1997 was principally attributable to a substantial increase in accrued legal fees at March 31, 1997. The increase was attributable to litigation based on a Securities and Exchange Commission action described in CIL's annual report on Form 10-K for the year ended December 31, 1996.

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