Form 10QSB
period 1997-06-30
COATES INTERNATIONAL LTD \DE\
filed 1997-11-07
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,963,600 shares of Series A Preferred Stock at June 30, 1997.

                            COATES INTERNATIONAL LTD.

          Quarterly Report on Form 10Q for Quarter Ended June 30, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.Financial Statements

       Attached.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                         June 30,
                                                                 1 9 9 7         1 9 9 6
Assets:
Current Assets:
  Cash and Cash Equivalents                                    $   16,263      $    28,809
  Inventory                                                       219,043           83,658
  Prepaid Expenses                                                 12,535               --
                                                               ----------      -----------

  Total Current Assets                                            247,841          112,467
                                                               ----------      -----------

Property, Plant and Equipment - Net                             1,602,396        1,627,276
                                                               ----------      -----------

Other Assets:
  Deposit                                                           2,500            2,500
  Due from Stockholder                                             12,042           39,116
  Due from Affiliated Companies                                     4,428            2,116
                                                               ----------      -----------

  Total Other Assets                                               18,970           43,732
                                                               ----------      -----------

  Total Assets                                                 $1,869,207      $ 1,783,475
                                                               ==========      ===========

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Amounts Due to Potential Investors                           $  486,970      $        --
  Redeemable Series A Preferred Stock                              10,000          496,970
  Mortgage Payable                                                210,000          225,000
  Accrued Legal Fees                                            1,456,880          884,405
  Accounts Payable                                                 42,686           22,988
  Accrued Interest                                                109,408          107,833
  Other Accrued Expenses                                          177,936           82,476
  Due to Officer                                                   13,638               --
  Due to Stockholder                                                8,000               --
                                                               ----------      -----------

  Total Current Liabilities                                     2,515,518        1,819,672
                                                               ----------      -----------

Commitments and Contingencies                                          --               --
                                                               ----------      -----------

Stockholders' Equity [Deficit]:
  Common Stock, $.001 Par Value, 20,000,000 Shares
   Authorized - No Shares Issued                                       --               --

  Preferred Stock, Series A, $.001 Par Value, 14,000,000
   Shares Authorized - Voting, Non-Cumulative Convertible,
   5,963,600 Shares Issued and Outstanding at June 30, 1997
   and 1996                                                         5,963            5,963

  Additional Paid-in Capital                                   13,460,857       12,464,729

  Deficit Accumulated During the Development Stage            (14,113,131)     (12,506,889)

  Total Stockholders' Equity [Deficit]                           (646,311)         (36,197)
                                                               ----------      -----------

  Total Liabilities and Stockholders' Equity [Deficit]         $1,869,207      $ 1,783,475
                                                               ==========      ===========

See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                                         For the
                                                                                       Period from
                                                                                        August 31,
                                                                                      1988 [Date of
                                                                                        Inception]
                                 Three months ended            Six months ended          through
                                      June 30,                     June 30,              June 30,
                                      --------                     --------               -------
                                1 9 9 7       1 9 9 6       1 9 9 7        1 9 9 6        1 9 9 7
                                -------       -------       -------        -------        -------

Revenues                      $       --     $  37,375     $       --    $   37,375    $   687,375
                              ----------     ---------     ----------    ----------    -----------

Expenses:
  Research and Development
   Costs                          64,744        59,682        136,191       160,464      7,589,097
  General and Administrative
   Expenses                      347,151       294,031        572,911       559,421      6,795,152
  Depreciation Expense             6,419        10,309         19,950        20,298        299,328
                              ----------     ---------     ----------    ----------    -----------

  Total Operating Expenses       418,314       364,022        729,052       740,183     14,683,577
                              ----------     ---------     ----------    ----------    -----------

  Loss From Operations          (418,314)     (326,647)      (729,052)     (702,808)   (13,996,202)
                              ----------     ---------     ----------    ----------    -----------

Other Income [Expense]:
  Interest Income                      7           100             13           560        113,617
  Interest Expense                (3,600)       (6,359)        (7,200)      (27,859)      (230,546)
                              ----------     ---------     ----------    ----------    -----------

  Net Other [Expense]             (3,593)       (6,259)        (7,187)      (27,299)      (116,929)
                              ----------     ---------     ----------    ----------    -----------

  Net Loss                    $ (421,907)    $(332,906)    $ (736,239)   $ (730,107)  $(14,113,131)
                              ==========     =========     ==========    ==========   ============

  Net Loss Per Share          $     (.07)    $    (.06)    $     (.12)   $     (.12)
                              ==========     =========     ==========    ==========

  Weighted Average Number
   of Shares                   5,963,600     5,963,600      5,963,600     5,963,600
                              ==========     =========     ==========    ==========



See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                                    For the
                                                                                  Period from
                                                                                   August 31,
                                                                                 1988 [Date of
                                                                                  Inception]
                                                         Six months ended           through
                                                             June 30,               June 30,
                                                             --------               -------
                                                      1 9 9 7        1 9 9 6        1 9 9 7
                                                      -------        -------        -------

  Net Cash - Operating Activities                  $  (561,363)   $  (604,962)   $(6,651,451)
                                                   -----------    -----------    -----------

Investing Activities:
  Payments for Property and Equipment                       --         (5,252)      (413,032)
  Loans to Stockholders                                     --         (3,430)    (1,208,678)
                                                   -----------    -----------    -----------

  Net Cash - Investing Activities                           --         (8,682)    (1,621,710)
                                                   -----------    -----------    -----------

Financing Activities:
  Proceeds of Additional Paid-in Capital               550,347        614,684      1,919,638
  Proceeds from Issuance of Stock                           --             --      6,378,148
  Payment for Treasury Stock                                --             --        (30,000)
  Loans from Stockholders                                   --             --          8,000
  Loan from Officer                                     13,638             --         13,638
                                                   -----------    -----------    -----------

  Net Cash - Financing Activities                      563,985        614,684      8,289,424
                                                   -----------    -----------    -----------

  Net Increase in Cash and Cash Equivalents              2,622          1,040         16,263

Cash and Cash Equivalents - Beginning of Periods        13,641         27,769             --
                                                   -----------    -----------    -----------

  Cash and Cash Equivalents - End of Periods       $    16,263    $    28,809    $    16,263
                                                   ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest Paid                                   $     7,200    $    11,062    $    53,357
   Taxes Paid                                      $        --    $        --    $        --


See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------




[1] Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ended December 31, 1997 and 1996. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

[3] Related Party Transaction

Subcontract Labor - The Company subcontracts its project expense [payroll, insurance and supplies] from an entity which George J. Coates is the sole stockholder. During the six months ended June 30, 1997 and 1996, $107,000 and $122,812, respectively, were paid for these services.

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

Results of Operations from Inception August 31, 1988 through June 30, 1997

           Virtually no revenues were realized from the inception of operations through June 30, 1997, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

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

           CIL did not recognize any revenues during the quarter ended June 30, 1997. During the quarter ended June 30, 1996, CIL recognized $37,375 in revenues paid by Nicholson McLaren in partial payment for two high performance racing car engines modified with the Coates System and shipped to Nicholson McLaren by CIL. Loss from operations and net loss aggregated ($418,314) and ($421,907) in the June 30, 1997 quarter as compared to ($326,647) and ($332,906) in the June 30, 1996 quarter. The increase in losses in the June 30, 1997 quarter was principally attributable to higher general and administrative expenses in the later quarter ($347,151 vs. $294,031).

           CIL did not recognize any revenues for the six months ended June 30, 1997 whereas for the six months ended June 30, 1996, CIL recognized $37,375 in revenues. Loss from operations and net loss aggregated ($729,052) and ($736,239) for the six months ended June 30, 1997 as compared to ($702,808) and ($730,107) for the six months ended June 30, 1996. The income realized in the earlier six month period was offset by higher research and development costs in such period ($160,464 vs.
$136,191).

Liquidity and Capital Resources

           Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1995 and 1996 aggregated $404,549 and $1,132,523 respectively. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to June 30, 1997, of ($14,113,131) and at June 30, 1997 had a
negative net worth of ($646,311) and negative working capital of ($2,267,677).

           At June 30, 1996, CIL had a negative net worth of ($36,197) and negative working capital of ($1,707,205). The decrease in net worth and in working capital from June 30, 1996 to June 30, 1997 was principally attributable to a substantial increase in accrued legal fees at June 30, 1997. The increase was attributable to litigation based on a Securities and Exchange Commission action described in CIL's annual report on Form 10-K for the year ended December 31, 1996. In addition, at June 30, 1997, CIL had a $486,970 liability to potential investors who had previously advanced funds in order to purchase CIL Series A Preferred Stock, which funds were used by CIL to purchase Series A Preferred Stock owned by persons who had accepted CIL's 1995 Rescission and Exchange Offer.

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