Form 10QSB
period 1997-09-30
COATES INTERNATIONAL LTD \DE\
filed 1997-11-19
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,035,450 shares of Series A Preferred Stock at September 30, 1997

                            COATES INTERNATIONAL LTD.

        Quarterly Report on Form 10Q for Quarter Ended September 30, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.Financial Statements

       Attached.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                 September 30,
                                                             1 9 9 7       1 9 9 6

Assets:
Current Assets:
  Cash and Cash Equivalents                                $  205,862   $     3,518
  Cash Held in Escrow                                         112,000            --
  Inventory                                                   226,841       132,792

  Total Current Assets                                        544,703       136,310

Property, Plant and Equipment - Net                         1,592,421     1,616,968

Other Assets:
  Deposits                                                         --         2,500
  Due from Stockholder                                         15,915        39,116
  Due from Affiliated Companies                                 2,211         2,116

  Total Other Assets                                           18,126        43,732

  Total Assets                                             $2,155,250   $ 1,797,010

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Redeemable Series A Preferred Stock                      $       --   $   496,970
  Mortgage Payable                                            210,000       210,000
  Accrued Legal Fees                                          633,495     1,041,153
  Accounts Payable                                             41,443        37,184
  Accrued Interest                                            106,559       109,408
  Other Accrued Expenses                                      172,260        88,616
  Due to Stockholder                                            8,000         3,000

  Total Current Liabilities                                 1,171,757     1,986,331

Commitments and Contingencies                                      --            --

Stockholders' Equity [Deficit]:
  Common Stock, $.001 Par Value, 20,000,000 Shares
   Authorized - No Shares Issued                                   --            --

  Preferred Stock, Series A, $.001 Par Value, 14,000,000
   Shares Authorized - Voting, Non-Cumulative Convertible,
   6,035,450 and 5,963,600 Shares Issued and Outstanding
   at September 30, 1997 and 1996, Respectively                 6,035         5,963

  Additional Paid-in Capital                               15,355,490    12,669,739

  Deficit Accumulated During the Development Stage         (14,378,032) (12,865,023)

  Total Stockholders' Equity [Deficit]                        983,493      (189,321)

  Total Liabilities and Stockholders' Equity [Deficit]     $2,155,250   $ 1,797,010

See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                           For the
                                                                         Period from
                                                                         August 31,
                                                                        1988 [Date of
                                                                         Inception]
                             Three months ended     Nine months ended      through
                                September 30,         September 30,     September 30,
                              1 9 9 7    1 9 9 6    1 9 9 7    1 9 9 6     1 9 9 7

Revenues                   $       --  $      --  $       -- $   37,375 $   687,375

Expenses:
  Research and Development
   Costs                       68,373     38,983     204,564    199,447   7,657,470
  General and Administrative
   Expenses                   193,699    304,923     766,610    864,344   6,988,851
  Depreciation Expense          9,975     10,308      29,925     30,606     309,303

  Total Operating Expenses    272,047    354,214   1,001,099  1,094,397  14,955,624

  Loss From Operations       (272,047)  (354,214) (1,001,099)(1,057,022)(14,268,249)

Other Income [Expense]:
  Interest Income              10,747         55      10,760        615     124,364
  Interest Expense             (3,600)    (3,975)    (10,800)   (31,834)   (234,146)

  Net Other [Expense]           7,147     (3,920)        (40)   (31,219)   (109,782)

  Net Loss                 $ (264,900) $(358,134) $(1,001,139$(1,088,241$(14,378,031)

  Net Loss Per Share       $     (.04) $    (.06) $     (.17)$     (.18)

  Weighted Average Number
   of Shares                6,022,954  5,963,600   5,983,602  5,963,600



See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                                  For the
                                                                               Period from
                                                                                 August 31,
                                                                               1988 [Date of
                                                                                 Inception]
                                                      Nine months ended           through
                                                        September 30,           September 30,
                                                   1 9 9 7       1 9 9 6         1 9 9 7

  Net Cash - Operating Activities               $(1,768,396)$    (823,263)    $(7,858,484)

Investing Activities:
  Payments for Property and Equipment                    --        (5,252)       (413,032)
  Payments on Loans to Stockholders                      --            --              --
  Loans to Stockholders                                  --        (3,430)     (1,208,678)

  Net Cash - Investing Activities                        --        (8,682)     (1,621,710)

Financing Activities:
  Proceeds of Additional Paid-in Capital          1,010,617            --       2,379,908
  Proceeds from Issuance of Stock in Private
   Placement                                        960,000       804,694       7,338,148
  Payment for Treasury Stock                             --            --         (30,000)
  Loans from Stockholder                                 --         3,000           8,000
  Payment to Potential Investor                     (10,000)           --         (10,000)

  Net Cash - Financing Activities                 1,960,617       807,694       9,686,056

  Net [Decrease] Increase in Cash and Cash
   Equivalents                                      192,221       (24,251)        205,862

Cash and Cash Equivalents - Beginning of Periods     13,641        27,769              --

  Cash and Cash Equivalents - End of Periods    $   205,862   $     3,518     $   205,862

Supplemental Disclosures of Cash Flow
Information:

  Cash paid during the periods for:
   Interest Paid                                $    10,800   $    15,037     $    56,957
   Taxes Paid                                   $        --   $        --     $        --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  During the nine months ended September 30, 1997, the Company had a noncash financing transaction by issuing 23,825 shares of Series A Preferred Stock with an aggregate par value of $24 and recording additional paid-in capital in the amount of $476,946 in exchange for amounts due to potential investors of $476,970.

  During the nine months ended September 30, 1997, the Company had a noncash investing and financing transaction in the amount of $15,688 for the acquisition of equipment by a stockholder treated as additional paid-in capital.

  Also during the nine months ended September 30, 1997, the Company had a financing transaction in the amount of $10,000 for the repurchase of Redeemable Series A Preferred Stock by a stockholder treated as additional paid-in capital.

See Notes to Condensed Financial Statements.

COATES INTERNATIONAL, LTD.
[A DEVELOPMENT STAGE COMPANY]
NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------




[1] Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the years ended December 31, 1997 and 1996. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

[2] Additional Paid-in Capital

In July 1997, as approved by the United States District Court for the Southern District of New York [the "Court"], the Company, in conjunction with its principal stockholder, completed a private placement of its Series A Preferred Stock. As instructed by the Court, the Company satisfied its amounts due to potential and other investors [as more fully described in Note 4 to the December 31, 1996, financial statements], by issuing 23,825 shares of its Series A Preferred Stock. Also, as part of the private placement, the Company sold 48,000 shares of its Series A Preferred Stock for $960,000. These transactions resulted in an increase to Series A Preferred Stock par value and additional paid-in capital of $72 and $1,436,898, respectively.

As also instructed by the Court, the Company placed $112,000 of the net proceeds in escrow for the payment of interest due to two former stockholders [as more fully described in Note 4 to the December 31, 1996, financial statements]. The balance of the net proceeds of the private placement were used to settle accrued legal fees and other liabilities.

The completion of the private placement also relieved the Company of its $773,500 contingent liability to potential investors, as more fully described in Notes 4 and 10 to the December 31, 1996, financial statements, when the Company's principal stockholder settled his court ordered liability with such individuals by the transfer of his personal shares of the Company's Series A Preferred Stock.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has met its obligations in 1997 and 1996 primarily through capital infusions from one of its principal stockholders, Gregory Coates, and the private placement discussed in the preceding paragraph.

[3] Related Party Transaction

Subcontract Labor - The Company subcontracts its project expense [payroll, insurance and supplies] from an entity which George J. Coates is the sole stockholder. During the nine months ended September 30, 1997 and 1996, $144,000 and $142,968, respectively, were paid for these services.


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

Results of Operations from Inception August 31, 1988 through September 30, 1997

         Virtually no revenues were realized from the inception of operations through September 30, 1997, as the principal operations were those of a development stage company. In July 1991, CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. CIL has not, as yet, developed a retrofitted Harley Davidson motorcycle engine using the Coates technology that is acceptable to Harley Davidson.

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

         CIL did not recognize any revenues during the quarter ended September 30, 1997 or during the corresponding quarter ended September 30, 1996. Loss from operations and net loss aggregated ($272,047) and ($264,900) in the September 30, 1997 quarter as compared to ($354,214) and ($358,134) in the September 30, 1996 quarter. The reduction in losses in the September 30, 1997 quarter was principally attributable to reduced general and administrative expenses in the later quarter ($193,699 vs. $304,923) partially offset by higher research and development expenses in the later quarter ($68,373 vs. $38,983).

         CIL did not recognize any revenues for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, CIL recognized $37,375 in revenues paid by Nicholson McLaren Engines Ltd. (U.K.) in partial payment for two high performance racing car engines modified with the Coates System and shipped to Nicholson McLaren by CIL. Loss from operations and net loss aggregated ($1,001,099) and ($1,001,139) for the nine months ended September 30, 1997 as compared to ($1,057,022) and ($1,088,241) for the nine months ended September 30, 1996. The income realized in the earlier nine month period was offset by higher general and administrative expenses in such period ($864,344 vs. $766,610).

Liquidity and Capital Resources

         Since its inception, all of the development costs and related operational costs of CIL have primarily been paid through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates and the $500,000 initial license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1995, 1996 and during the nine months ended September 30, 1997 aggregated $404,549, $1,132,523 and $1,053,339, respectively. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL. CIL has incurred losses as a development stage company from inception, August 31, 1988, to September 30, 1997, of ($14,378,031) and at September 30, 1997, had a positive net worth of $983,493 and negative working capital of ($627,054).

         At September 30, 1996, CIL had a negative net worth of ($189,321) and negative working capital of ($1,850,021). The increase in net worth and in working capital during the period September 30, 1996 to September 30, 1997 was attributable to the receipt by CIL of capital contributions from Gregory Coates and to the completion in July 1997 of a private placement by CIL, in conjunction with George J. Coates, of Series A Preferred Stock, offset by losses. Pursuant to the private placement, CIL sold 48,000 shares of its Series A Preferred Stock for $960,000 and issued an additional 23,825 shares of Series A Preferred Stock to investors who had previously subscribed for and advanced payment for such shares. (See Item 3 of CIL's annual report on Form 10-KSB for the year ended December 31, 1996).

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         CIL incorporates herein by reference its response to Item 3 of its annual report on Form 10- KSB for the year ended December 31, 1996.

Item 2.  Changes in Securities and Use of Proceeds

         (c) See "Management's Discussion - Liquidity and Capital Resources" as to a private placement completed by CIL in July 1997 pursuant to which CIL sold 48,000 shares of Series A Preferred Stock for $960,000 and issued an additional 23,825 shares of Series A Preferred Stock to investors who had previously subscribed for and advanced payment for such shares. Each of the investors represented that he or she was an "accredited investor" as defined in Regulation D promulgated under Securities Act of 1933 and was acquiring such shares for investment and not with a view to distribution. The bulk of the net proceeds of the private placement was applied to the payment of legal fees and other payables.

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

Dated: November 18, 1997