Form 10KSB
period 1997-12-31
COATES INTERNATIONAL LTD \DE\
filed 1998-06-17
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

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

                                 Title of Class
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

Issuer did not generate any revenues for the year ended December 31, 1997.

During the year ended December 31, 1997, there was no established public trading market for the issuer's Series A Preferred Stock. On December 31, 1997, there were 6,564,424 shares of Series A Preferred Stock of the Issuer issued and outstanding.

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

      CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, Central America and South America (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See "Patents and Licenses."

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

      Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions made by Gregory Coates and the above described payments from Harley Davidson and Millwest. As a development stage company, CIL has incurred losses from the inception of the Predecessor Entity in August 1988 through December 31, 1997 of $24,809,078 and at December 31, 1997, had a negative net worth of ($547,976) and negative working capital of ($1,036,578).

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

      CIL is currently manufacturing several high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey manufacturing facility. Except as set forth herein, none of the engines has been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. After it completes manufacture of a sufficient backlog of such engines, CIL intends to attempt to convert these inquiries into binding sales orders, to fill such orders from its limited inventory of engines and to continue to manufacture on a limited basis and market high performance automotive, motorcycle and marine racing engines using the Coates System technology. Assuming CIL obtains sufficient financing and a sufficient number of orders, CIL management believes that it will be able to produce racing engines using the Coates System technology at its Wall Township facility on a limited basis at the rate of approximately 30 engines per month. CIL expects that the bulk of its initial sales of engines, to the extent it is able to effectuate same, will be at a base sales price in the range of $25,000 to $30,000 per engine although depending on type and size, some of the engines may be priced as high as $75,000. To achieve such production levels, CIL will be required to expand its production work force to approximately 15-20 production workers.

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

      Pursuant to a July 1991 prototype manufacturing agreement signed by CIL with Harley Davidson as a prelude to an anticipated license agreement, Harley Davidson engineers (according to Harley Davidson) conducted dynamometer tests of two prototype motorcycle engines modified to incorporate the Coates System. In the fall of 1991, Harley Davidson advised CIL that relatively early in the test process, each prototype engine experienced mechanical durability problems. Subsequently, CIL has reassembled the Harley Davidson motorcycle engine, the same engine previously tested by Harley Davidson, again utilizing the Coates' technology. CIL is in the process of testing this reassembled motorcycle engine which has now been running for over two years. Notwithstanding the facts that the Harley Davidson motorcycle engine has been reassembled and has been running for over two years, it has not been delivered nor tested by Harley Davidson. Accordingly, there can be no assurances given that Harley Davidson will accept, test and/or agree to license this reassembled Harley Davidson motorcycle engine.

      Test Results. An automobile engine modified with the Coates System was tested in February and August 1990 and February 1991 at the facilities of Compliance and Research Services, Inc. ("CRS") an independent motor vehicle testing contract laboratory recognized by the United States Environmental Protection Agency ("EPA"), in tests set up to measure power and fuel economy. The test results indicated emission levels of pollutants which were substantially higher than maximum emission levels permitted pursuant to regulations adopted by the EPA. However, the tests conducted were not emissions tests and the engine of the vehicle being tested had been operated for more than 100,000 miles prior to testing. Furthermore, the engine tested was not equipped with an EGR system or an air pump, two standard pollution control devices required to be installed in most automobiles operating on U.S. roads today. Subsequently, CRS conducted an emission test in February 1995 on a 1985 Mercedes engine modified to utilize the Coates System as compared to a similar 1985 Mercedes engine not so modified. The test, conducted on a dynamometer and characterized as a "hot start" test, comprised only one of the three required Federal Testing Procedure or "FTP" tests required by the EPA to be passed before any vehicles containing engines can be sold to the public for commercial use in the United States. The test results were as follows:

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

      Subsequent thereto, in February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sublicenses with respect to products based on the Coates Patents within the United States, its territories and possessions. On December 22, 1997, George J. Coates and his son Gregory Coates amended the existing license agreement and previous amendments thereto, modifying them from a non-exclusive license to an exclusive one. The licenses expire in the event of bankruptcy or similar insolvency of CIL. George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. CIL agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of the non-exclusive license payable at management's discretion but in no event later than February 17, 1998. In September 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Stock to Mr. Coates as the license fee. The shares were issued to Mr. Coates in November 1995.

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

Employees

      At December 31, 1997, CIL employed 5 full-time employees and 1 part-time employee including George J. Coates and his son Gregory who perform both management, assembly and research and development functions; George J. Coates' wife Bernadette who is involved in administration functions and a part-time bookkeeper.

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

                            COATES INTERNATIONAL LTD.

                                     PART II


        Item 5. Market for Common Equity and Related Stockholder Matters

      There is no established public trading market for CIL's only outstanding class of capital stock, its Series A Preferred Stock. At December 31, 1997, the approximate number of holders of record of the Series A Preferred Stock was 510. CIL has not paid any dividends with respect to its Series A Preferred Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the foreseeable future.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation

Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates, as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 (the
"Predecessor Entity"). As a result of a dispute with certain former employee-directors who claimed top own approximately nine % of the Predecessor Entity's outstanding capital stock, the Predecessor Entity was reorganized in November 1991. Pursuant to the reorganization, all of the Predecessor Entity's assets subject to liabilities were distributed to CIL, the non-litigating stockholders of the Predecessor Entity became the stockholders of CIL, and the Predecessor Entity was dissolved.

CIL has completed the basic development of a spherical rotary valve system (the "Coates System"), the development of which was initiated by its founder, George
J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable Unites States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds an exclusive license from George
J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the "License Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any moneys including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See "Item 1 Patents and Licensees."

CIL has a short operating history, during which it has primarily devoted its attention to developing the technology associated with the Coates System. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology.

CIL is currently manufacturing high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as set forth herein, none of the engines has been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engine manufacturers and retrofitters and upon the Company's successful marketing and sales of high performance automotive, motorcycle and marine racing engines. Despite limited success to-date Coates will continue manufacturing a limited inventory of automotive engines, and pursue the marketing of Coates System technology. Such efforts will especially be directed towards sub-licensing of the technology.

Results of Operations from Inception August 31, 1988, through December 31, 1997

Virtually no revenues were realized from the inception of operations through December 31, 1997, as the principal operations were those of a development stage company. In July 1991 CIL signed a prototype manufacturing agreement with Harley-Davidson, Inc. ("Harley Davidson") and commenced to attempt to retrofit a Harley Davidson motorcycle engine using the Coates technology. An initial $150,000 engineering and development fee was paid to CIL by Harley Davidson. See "The Coates System".

Under the terms of a February 1994 license agreement, a $500,000 initial payment was made by Millwest Corporation ("Millwest") for a license of the technology and was held in a bank account entitled "Coates International Licensing". The funds were subsequently transferred over to CIL. Pursuant to the terms of the license agreement, Millwest was obligated to make another payment of $9,500,000 to CIL on or before May 4, 1994. Millwest did not make such payment. CIL placed Millwest on notice that it was in default. In June 1995 Millwest informed CIL of its intention to activate the license agreement and advised that financing has been arranged, however, to date no additional payments have been received by CIL from Millwest. No assurances can be given that any additional payments will be made.

No revenues were recognized during the quarter and year ended December 31, 1997. During 1996, CIL recognized $37,375 in revenues, representing a partial payment from Nicholson McLaren Engines Ltd. (U.K.) ("Nicholson McLaren") for two high performance racing car engines modified with the Coates System, shipped to Nicholson McLaren.

Operating expenses incurred during the last quarter and the year ended December 31, 1997, amounted to $363,730 and $1,427,798 respectively, compared to $507,425 and $1,564,447 for the same periods in 1996. In addition, the Company during the last quarter in 1997 recognized a charge of $10,000,000 in the research & development category of operating expenses, representing the value of 500,000 shares of the Company's Series A Preferred Stock issued to George J. Coates pursuant to an exclusive license agreement between CIL an George J. Coates (see "Related Party Transactions" in Notes to Financial Statements). General and administrative expenses net of R&D declined from $1,356,197 in 1996 to $762,121 in 1997, due to, principally, lay-offs of CIL's production staff because of lack of funding as well as the result of ongoing efforts to streamline operations and reduce overhead.

Including the above mentioned $10,000,000, total aggregate operating expenses incurred since August 31, 1988, amounted to $25,382,323, of which the largest portion pertained to research and development expenses which total $18,118,583 .

After recognizing $4,388 interest expenses, the Company's operations show a net loss of $11,432,186 or $1.74 per share for the year ended December 31, 1997, compared to a net loss of $1,600,110 or $0.27 per share for the preceding year. As mentioned above, the 1997 figure includes a non-recurring special charge of $10,000,000 . Total losses since inception in August 1988 through December 31, 1997 amount to $24,746,109 .

Liquidity and Capital Resources

Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and the $500,000 license payment made by Millwest. Capital contributions advanced to CIL by Gregory Coates in 1996 and during the year ended December 31, 1997, aggregated $1,132,523 and $953,834, respectively. Harley Davidson paid CIL $150,000 as an initial deposit towards a license agreement; that money has also been expended by CIL. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL.

At December 31, 1997, CIL had a net worth of $547,976 compared to a negative net worth or capital deficiency of $(488,642) at the beginning of the year. The working capital deficiency which showed a negative balance of $(2,114,271) at December 31, 1996, relatively improved to a negative $(1,036,578) at December 31, 1997. These improvements were a result of capital raising efforts throughout the last year which included capital contributions from Gregory Coates and certain private placements of the Company's preferred stock as well as debt restructuring, which altogether contributed an aggregate $2,468,804 to equity, a figure which does not include an amount of $9,999,500 additional paid-in capital and $500 preferred equity realized in connection with the issuance of 500,000 shares Series A Preferred Stock issued to George J. Coates pursuant to an exclusive license agreement between CIL and George J. Coates (see "Related Party Transactions" in Notes to Financial Statements). The latter amounts have been offset by a $10,000,000 charge to earnings, as described above.

The 1997 capital transactions furthermore included (i) the issuance of 48,000 Series A preferred shares in private placement transactions which raised a total of $960,000 equity; (ii) the issuance of 24,325 Series A preferred shares to investors who had previously subscribed and paid for such shares, for a cumulative $496,970 in equity contributions, and; (iii) issuance of a total of 8,000 Series A preferred shares pursuant to the conversion of certain loans and mortgage liabilities, with such transactions contributing altogether $58,000 to capital.

In order to further improve the Company's financial situation and provide funds to meet current obligations and finance the ongoing efforts to market the Company's products, management plans to raise additional capital through a combination of private placements and debt issues. While the successful realization of such plans cannot be assured, management is confident that the Company's unique patented technology will attract further investments, which provide the means for continued efforts to obtain firm orders and sub-license agreements with engine manufacturers and refitters, which ultimately will yield positive cash flows.

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

Item 7.           Financial Statements

      Attached.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

         "When we issued our opinion we were attesting to the presentation of the company's financial position as represented to us by management and based on the evidence collected during the course of our audit. If management now determines that this account does not belong to the company we cannot present our opinion that the financial statements present fairly in all material respects, the financial position of the company. Accordingly, we would have no choice but to withdraw our opinion concerning these financial statements."

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

         During 1996, CIL engaged the accounting firm of Moore Stephens, P.C. ("MSPC") to serve as its principal independent accounting firm and to audit its finaicial statements for the year ended December 31, 1995 and December 31, 1996. On March 27, 1998, CIL's Board of Directors dismissed MSPC as its independent auditors.

         MSCP's report issued in connection with CIL's financial statements for the years ended December 31, 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion. However, such report did include a modification of the auditor's standard report, stating that:

         ...the Company has had insignificant revenues to date, has suffered recurring losses and has accumulated a deficit since its inception to December 31, 1996, of over $13,000,000. The Company also has minimal liquid assets, and has over $2.2 million in current liabilities. In addition to a recorded liability of $496,970 to certain potential investors, the Company has a contingent liability of $773,500 related to these potential investors. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in
         Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         CIL's Board of Directors approved the dismissal of MSPC and retained a new principal accounting firm, Rosenberg Rich Baker Berman & Company of Bridgewater, New Jersey to audit the financial statements for the fiscal year ended December 31, 1997.

         During the fiscal year ended December 31, 1996, CIL and MSPC did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MSPC, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

         With the exception of the disagreement referred to above in connection with Warner, Berman & Lott's treatment of the "CIL Transfer Account", CIL is unaware of the occurrence of any of the kinds of events described in subparagraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-B as promulgated by the SEC.

                            COATES INTERNATIONAL LTD.

                                    PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         At December 31, 1997, the executive officers and directors of CIL were as follows:

    Name                     Age                  Position

George J. Coates             57           President, Treasurer, Chief Executive
                                          Officer, Chief Financial Officer and
                                          Director

Richard W. Evans             66           Secretary and Director

Michael J. Suchar D.D.S.     42           Director

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

Item 10. Executive Compensation

         None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1995, 1996 and 1997, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's chief executive officer, whose compensation was as follows:

                                     SUMMARY COMPENSATION TABLE
                                       Annual Compensation
                                       Year Ended
         Name                          December 31            Salary

George J. Coates,                         1997               $183,550
Chief Executive Officer                   1996               $184,908
                                          1995               $183,549*

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 1997 the ownership of CIL Series A Preferred Stock by (i) each person known by CIL to be the beneficial owner of more than 5% of the outstanding Series A Preferred Stock,
(ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.


                              Shares of Series A
Name of                    Stock Beneficially Owned
Beneficial Owner             Number        Percent

George J. Coates*          4,769,000 shs     80%
Gregory Coates*              318,150 shs      5%
Richard W. Evans              26,000 shs      -%
Michael J. Suchar              5,500 shs      -%

All directors and executive
officers as a Group
 (four persons)            4,800,500 shs     80%

        * c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

Item 12. Certain Relationships and Related Transactions

         After its February 1993 purchase of CIL's office and product development facility in Wall Township, New Jersey (the "Facility") from unaffiliated third parties, The George J. Coates 1991 Family Partnership, L.P. (the "Partnership") continued the lease of the Facility to CIL. Pursuant to the February 6, 1995 final consent judgment described in "Item 3" herein, George J. Coates was ordered to cause the Partnership to transfer the Facility to CIL and the transfer was effected on February 21, 1995 with CIL obtaining title to the Facility and assuming the $300,000 mortgage loan obligation, the residue of the $400,000 mortgage note issued by the Partnership at the time of its purchase of the Facility. At the time of such transfer, all accrued rents in the aggregate amount of $287,100 owed by CIL to the Partnership were forgiven. CIL's "Loan Receivable Officer" account on its financial statement was adjusted accordingly. CIL is obligated to indemnify George J. Coates from any liability he may suffer based on the remaining mortgage loan on the Facility. In December 1995, CIL made an additional $50,000 principal payment against this mortgage loan thereby reducing the principal balance to $250,000. An additional aggregate $40,000 paid by CIL in May and July 1996 reduced the balance to $210,000. The mortgagees have agreed to reduce the mortgage balance by an additional $50,000 to $160,000 upon issuance to them of an aggregate 2,500 shares of CIL Series A Preferred Stock.

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

         Pursuant to the final consent judgment, George J. Coates was ordered to cause the transfer to CIL of all licensing fees and other funds paid to persons or entities other than CIL in connection with the acquisition by the payor of an interest in the Patents or in the technology embodied in the Patents. On February 24, 1995, the $500,000 licensing fee paid by Millwest Corporation in 1994 and held in a bank account entitled "Coates International Licensing" together with $12,144 of interest thereon was paid over to CIL. See "Item 1 Business-Patents and Licenses" and "Item 3" herein.

     Through the first half of calendar 1997, CIL subcontracted for its project labor expense with Coates Precision Engineering, Inc., an entity controlled by George J. Coates. The amounts paid to such subcontractor with respect to 1995, 1996 and 1997 were $187,889, $181,500 and $212,626, respectively. These payments constitute a direct pass through to the subcontractor of payroll, workers' compensation and hospitalization insurance expense and management believes the arrangement was in CIL's best interests.

         In the second half of calendar 1995, and during calendar years 1996 and 1997, CIL was primarily dependent for its working capital on capital contributions made by Gregory Coates, the son of George J. Coates, a principal (5% or greater) stockholder and until January 1996, an executive officer and a director of CIL. Such capital contributions advanced by Gregory Coates in 1995, 1996 and 1997, aggregated $404,549, $1,132,523 and $953,834, respectively. The funds for such advances were obtained from sales of Gregory Coates' shares of CIL Series A Preferred Stock at a price of $20 per share.

Item 13. Exhibits and Reports on Form 8-K
         (a)   Exhibits

Exhibit No.    Description of Exhibit

 3.1*          CIL's Restated Certificate of Incorporation.

 3.2*          CIL's By-Laws.

 4.1*          Form of Certificate for CIL's Series A Non-Cumulative
                        Convertible Preferred Stock.

 10.1*      Deed  dated  February  21,  1995  transferring  title to CIL's
               Principal Facility at Route 34
               and Ridgewood Road, Wall Township, N.J. from The George J. Coates 1991 Family
               Partnership, L.P. (the "Partnership") to CIL.

 10.2*      Assumption and  Indemnification  Agreement dated February 21,
               1995 between the partnership and CIL.

 10.3        License Agreement dated December 22, 1997 between George
                    J. Coates, Gregory Coates and CIL.

 10.4*         License Agreement dated February 17, 1995 between George J.
                 Coates and CIL and
               First and Second Amendments thereto dated July 17, 1995.

 10.4(a)* Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and CIL.

10.5* License Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment thereto dated July 17, 1995.

10.6*        Prototype  Manufacturing  Agreement  dated July 16, 1991 between
                     CIL, George J. Coates and Harley-Davidson, Inc.

__________
*Incorporated by reference to the Exhibits filed with CIL's Registration
  Statement on Form S-1, filed with the Securities and Exchange Commission on November 1, 1995 under File No. 33-94884.

Exhibit No.                        Description of Exhibit


 10.7* License Agreement dated February 4, 1994 by and between CIL, Coates International Licensing Partnership, L.P., George J. Coates and Millwest Corporation.

 10.8* Securities and Exchange Commission Complaint filed on July 22, 1994 in the United States District Court for the Southern District of New York (94 Civ. 5361) against George J. Coates, CIL and related entities.

 10.9*         Final Consent Judgment of CIL in the above action initiated by the Commission (94 Civ. 5361).

 10.10*        Final Consent Judgment of George J. Coates in the above action initiated by the Commission (94 Civ. 5361).

 (23)          Independent Auditors' Consent - attached to Exhibit A

 (27)          Financial Data Schedule - attached to Exhibit A

_________
* Incorporated by reference to the exhibits filed with CIL's
         Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 1995 under File No.33-94884.

         (b)   Reports on Form 8-K

               CIL did not file any reports on Form 8-K during the quarter ended
                December 31, 1997.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date                                            COATES INTERNATIONAL LTD.

June 16, 1998                                   By:   s/George J. Coates

                                                George J. Coates, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                               Date

s/George J. Coates
George J. Coates  Director (Principal Executive                June 16, 1998
                  Principal Financial Officer, Principal
                  Accounting Officer

s/Richard W. Evans
Richard W. Evans           Director                            June 16, 1998


s/Michael J. Suchar
Michael J. Suchar          Director                            June 16, 1998







coat10k.97

                           Coates International, Ltd.
                         (A Development Stage Company)

                              Financial Statements

                           December 31, 1997 and 1996

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Index to the Financial Statements
                           December 31, 1997 and 1996




                                                                         Page

Independent Auditors' Report  ...................................         1

Financial Statements

     Balance Sheet...............................................         2

     Statements of Operations....................................         3

     Statement of Stockholders' Equity...........................         4

     Statements of Cash Flows....................................        5-6

     Notes to the Financial Statements...........................       7-10

To the Board of Directors and Shareholders of Coates International, Ltd.


We have audited the balance sheet of Coates International, Ltd. (A Development Stage Company) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. (A Development Stage Company) as of December 31, 1997, and the results of their operations, and cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception (August 31, 1988) through December 31, 1997 as shown in the cumulative columns on the statements of operations, stockholders' equity and cash flows.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has insignificant revenues to date, has incurred losses and has accumulated a deficit since its inception to December 31, 1997, of over $24 million in research and development activities. The Company also has minimal liquid assets, while reporting over $1,000,000 in current liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in the notes to the financial statements. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.


Bridgewater, New Jersey
May 14, 1998

                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1997




      Assets
Current Assets
   Cash                                             $         35,249
   Restricted cash                                           112,000
                                                      --------------

      Total Current Assets                                   147,249
                                                      --------------

Property, Plant and Equipment - Net                        1,582,054
                                                      --------------

Other Assets
   Deposit                                                     2,500
                                                      --------------

      Total Assets                                         1,731,803
                                                      ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Mortgage payable                                          160,000
   Accounts payable and accrued expenses                     904,706
   Accrued interest payable                                  106,559
   Due to stockholder                                         12,562
                                                      --------------

        Total Current Liabilities                          1,183,827
                                                      --------------

Stockholders' Equity
   Preferred stock, Series A, $.001 par value, 14,000,000 shares authorized - voting, non-cumulative convertible, 6,564,424 shares issued and outstanding 6,564 Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued - Additional paid-in capital 25,350,490 Deficit accumulated during the development stage (24,809,078)
                                                       --------------

        Total Stockholders' Equity                            547,976
                                                       --------------
                                                       $    1,731,803
        Total Liabilities and Stockholders' Equity     ==============





See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations




                                                                                                      Period From
                                                                                                        August 31,
                                                                                                     1988 (Date of
                                                                                                        Inception)
                                                                                                         Through
                                                                                                      December 31,
                                                                                                           1997
                                                                   Years Ended December 31,
                                                              ---------------------------------     ----------------
                                                                   1997              1996
                                                              ---------------   ---------------     ----------------

Revenue                                                      $              - $          37,375 $          687,375

                                                              ---------------   ---------------     ----------------

Operating Expenses:
   Research and development costs                                     453,051            64,125          2,224,457
   Research and development costs - related party                  10,212,626           181,500         15,894,126
   General and administrative expenses                                721,829         1,315,282          6,945,380
   Depreciation expense                                                40,292            40,915            319,670
                                                              ---------------   ---------------   ----------------

      Total Operating Expenses                                     11,427,798         1,601,822         25,383,633
                                                              ---------------   ---------------   ----------------

   Loss From Operations                                          (11,427,798)       (1,564,447)       (24,696,258)
                                                              ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                                     11,262             1,121            124,866
                                                                                          =====
   Interest expense                                                  (15,650)          (36,784)          (238,996)
                                                              ---------------   ---------------   ----------------

      Total Other Income (Expense)                                    (4,388)          (35,663)          (114,130)
                                                              ---------------   ---------------   ----------------

   Net Loss                                                  $   (11,432,186) $     (1,600,110) $     (24,810,388)
                                                              ===============   ===============   ================

   Net Loss Per Share                                        $         (1.89) $          (0.27)
                                                              ===============   ===============
                                                                    6,033,669         5,963,600
   Weighted Average Number of Shares

                                                              ===============   ===============







See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                Inception (August 31, 1988) to December 31, 1997







                                                  Common Stock           Common Stock      Series A Preferred
                                                     Class A                Class C               Stock            Preferred Stock
                                             ----------------------- -------------------- --------------------- -------------------
                                                Shares      Amount     Shares    Amount     Shares     Amount     Shares     Amount
                                             ------------- --------- ---------- --------- ----------- --------- --------- ---------
August 31, 1988 (Date of Inception                       -$        -          -$        -           -$        -         -$        -
Issuance of Shares                                 854,500       854          -         -           -         -         -         -
Issuance of Stock Pursuant to Private Placement
Offering                                           100,000        96          -         -           -         -         -         -
Net Loss for the Period from August 31, 1988
   (Date of Inception) Through
   December 31, 1988                                     -         -          -         -           -         -         -         -
                                             ------------- --------- ---------- --------- ----------- --------- --------- ---------
     Balance - December 31, 1988                   954,500       950          -         -           -         -         -         -
Stock Dividend                                      50,000        50    450,000       450           -         -         -         -
Issuance of Stock for Services Rendered             12,000        12          -         -           -         -         -         -
Net Loss for Year Ended December 31, 1989                -         -          -         -           -         -         -         -
                                             ------------- --------- ---------- --------- ----------- --------- --------- ---------
     Balance - December 31, 1989                 1,016,500     1,012    450,000       450           -         -         -         -
Issuance of Stock Pursuant to Private
   Placement Offering                               76,000        76          -         -           -         -         -         -
Issuance of Stock                                  962,500       962          -         -           -         -         -         -
Net Loss for Year Ended December 31, 1990                -         -          -         -           -         -         -         -
                                             ------------- --------- ---------- --------- ----------- --------- --------- ---------
     Balance  December 31, 1990                  2,055,000     2,050    450,000       450           -         -         -         -
Exchange of Preferred Stock for Common
   Stock Class A                               (2,055,000)   (2,050)          -         -           -         - 2,055,000     2,050
Exchange of Preferred Stock for Common
   Stock Class C                                         -         -  (450,000)     (450)           -         -   450,000       450
Cancellation of Common Stock Class C                     -         -          -         -           -         - (225,000)     (220)
Issuance of Stock in Connection with
   Reorganization                                      100         -          -         -           -         -         -         -
Dissolution of Coates International, Ltd.            (100)         -          -         -           -         -         -         -
Exchange of Series A Preferred Stock for
   Preferred Stock                                       -         -          -         -   2,280,000     2,280(2,280,000)  (2,280)
Issuance of Stock                                        -         -          -         -     102,000       102         -         -
Purchase of Treasury Stock                               -         -          -         -           -         -         -         -
Stock Split 2:1                                          -         -          -         -   2,382,000     2,382         -         -
New Loss for Year Ended December 31, 1991                -         -          -         -           -         -         -         -
                                             ------------- --------- ---------- --------- ----------- --------- ----------- --------
     Balance -December 31, 1991                          -         -          -         -   4,764,000     4,764         -         -
To Correct Balance at December 31, 1991                  -         -          -         -     772,500       772         -         -
Issuance of Stock for Service                            -         -          -         -         500         -         -         -
Issuance of Stock                                        -         -          -         -     115,850       116         -         -
Private Placement Costs                                  -         -          -         -           -         -         -         -
Net Loss for Year Ended December 31, 1992                -         -          -         -           -         -         -         -
                                             ------------- --------- ---------- --------- ----------- --------- --------- ---------
     Balance - December 31, 1992                         -         -          -         -   5,652,850     5,652         -         -
Issuance of Stock                                        -         -          -         -      82,250        83         -         -
Purchase of Treasury Stock                               -         -          -         -           -         -         -         -
Prior Period Adjustment                                  -         -          -         -           -         -         -         -
Adjustment for Redeemable Preferred Stock                -         -          -         -   (479,950)     (480)         -         -
Net Loss for Year Ended December 31, 1993                -         -          -         -           -         -         -         -
                                             ------------- --------- ---------- --------- ----------- --------- --------- ---------
     Balance - December 31, 1993                         -         -          -         -   5,255,150     5,255         -         -





                                                   Additional                 Deficit
                                                    Paid-In                Accumulated           Total
                                                    Capital                   During the     Stockholders'
                                                               Treasury      Development         Equity
                                                                 Stock         Stage          (Deficit)

August 31, 1988 (Date of Inception                $          -$          -$             -$              -
Issuance of Shares                                           -           -              -             854
Issuance of Stock Pursuant to Private Placement
Offering                                               499,900           -              -         499,996
Net Loss for the Period from August 31, 1988
   (Date of Inception) Through
   December 31, 1988                                         -           -       (52,708)        (52,708)
                                                    ---------- ----------- --------------  --------------
     Balance - December 31, 1988                       499,900           -       (52,708)         448,142
Stock Dividend                                           (500)           -              -               -
Issuance of Stock for Services Rendered                   (12)           -              -               -
Net Loss for Year Ended December 31, 1989                    -           -      (252,288)       (252,288)
                                                   ----------- ----------- --------------  --------------
     Balance - December 31, 1989                       499,388           -      (304,996)         195,854
Issuance of Stock Pursuant to Private
   Placement Offering                                  701,165           -              -         701,241
Issuance of Stock                                            -           -              -             962
Net Loss for Year Ended December 31, 1990                    -           -      (392,564)       (392,564)
                                                    ----------- ----------- --------------  --------------
     Balance  December 31, 1990                      1,200,553           -      (697,560)         505,493
Exchange of Preferred Stock for Common
   Stock Class A                                             -           -              -               -
Exchange of Preferred Stock for Common
   Stock Class C                                             -           -              -               -
Cancellation of Common Stock Class C                         -           -              -           (220)
Issuance of Stock in Connection with
   Reorganization                                        1,000           -              -           1,000
Dissolution of Coates International, Ltd.              (1,000)           -              -         (1,000)
Exchange of Series A Preferred Stock for
   Preferred Stock                                      18,990           -              -          18,990
Issuance of Stock                                    1,019,898           -              -       1,020,000
Purchase of Treasury Stock                                   -    (25,000)              -        (25,000)
Stock Split 2:1                                        (2,382)           -              -               -
New Loss for Year Ended December 31, 1991                    -           -      (739,096)       (739,096)
                                                   ----------- ----------- --------------  --------------
     Balance -December 31, 1991                      2,237,059    (25,000)    (1,436,656)         780,167
To Correct Balance at December 31, 1991                  (772)           -              -               -
Issuance of Stock for Service                           10,000           -              -          10,000
Issuance of Stock                                    2,306,884           -              -       2,307,000
Private Placement Costs                               (80,675)           -              -        (80,675)
Net Loss for Year Ended December 31, 1992                                -      (996,055)       (996,055)
                                                   ----------- ----------- --------------  --------------
     Balance - December 31, 1992                     4,472,496    (25,000)    (2,432,711)       2,020,437
Issuance of Stock                                    1,944,917           -              -       1,945,000
Purchase of Treasury Stock                                   -    (55,000)              -        (55,000)
Prior Period Adjustment                                      -           -        219,224         219,224
Adjustment for Redeemable Preferred Stock          (5,921,818)      65,000              -     (5,857,298)
Net Loss for Year Ended December 31, 1993                                -    (1,270,966)     (1,270,966)
                                                    ----------- ----------- --------------  --------------
     Balance - December 31, 1993                       495,595    (15,000)    (3,484,453)     (2,998,603)



                                        4A



                                                  Common Stock           Common Stock      Series A Preferred
                                                     Class A                Class C               Stock            Preferred Stock
                                             ----------------------- -------------------- --------------------- -------------------
                                                Shares      Amount     Shares    Amount     Shares     Amount     Shares     Amount
                                             ------------- --------- ---------- --------- ----------- --------- --------- ---------


Issuance of Stock                                        -         -          -         -       2,000         2        -        -
Purchase of Treasury Stock                               -         -          -         -           -         -        -        -
Adjust Treasury Stock for Redeemable
   preferred Stock                                       -         -          -         -      (1,000)       (1)       -        -
Adjust Remaining Redeemable Preferred
   Stock Issued in 1994                                  -         -          -         -      (1,000)       (1)       -        -
Restoration of Shares Not Redeemed by
   Stockholders                                          -         -          -         -     415,200       415        -        -
Net Loss for Year Ended December 31, 1994                -         -          -         -           -         -        -        -
                                             ------------- --------- ---------- --------- ----------- --------- -------- ---------
     Balance - December 31, 1994                         -         -          -         -   5,670,350     5,670        -        -
Restoration of Shares Not Redeemed by
   Stockholders                                          -         -          -         -      18,250        18        -        -
Issuance of Stock in Exchange for U.S.
   Patent Rights                                         -         -          -         -     275,000       275        -        -
Adjustments to Paid-in Capital                           -         -          -         -           -         -        -        -
Treasury Stock Adjustment                                -         -          -         -           -         -        -        -
Net Loss for Year Ended December 31, 1995                -         -          -         -           -         -        -        -
                                             ------------- --------- ---------- --------- ----------- --------- -------- ---------
     Balance - December 31, 1995 (Restated)              -         -          -         -   5,963,600     5,963        -        -
Adjustments to Paid-in Capital                           -         -          -         -           -         -        -        -
Net Loss for Year Ended December 31, 1996                -         -          -         -           -         -        -        -
                                             ------------- --------- ---------- --------- ----------- --------- -------- ---------
     Balance - December 31, 1996                         -         -          -         -   5,963,600     5,963        -        -
Issuance of Stock                                        -         -          -         -      48,000        48        -        -
Restoration of Shares Not Redeemed by
   Stockholders                                          -         -          -         -      24,325        24        -        -
Issuance of Stock in Exchange for Mortgage
   Paydown                                               -         -          -         -       2,500         3        -        -
Issuance of Stock in Exchange for Exclusive
   License                                               -         -          -         -     500,000       500        -        -
Issuance of Stock for Loans Reclassification             -         -          -         -       5,500         6        -        -
Completion of 1990 Stock Split 2:1                       -         -          -         -      20,499        20        -        -
Additional Contributions of Capital From a
   Shareholder                                           -         -          -         -           -         -        -        -
Net Loss for Year Ended December 31, 1997                -         -          -         -           -         -        -        -
                                             ------------- --------- ---------- --------- ----------- --------- -------- ---------
     Balance - December 31, 1997                         -$        -          -$        -   6,564,424$    6,564        -$       -
                                             ============= ========= ========== ========= =========== ========= ======== =========






                                       4B



                                             Additional                  Deficit
                                              Paid-In                  Accumulated          Total
                                             Additional                During the        Stockholders'
                                              Paid-In      Treasury    Development          Equity
                                              Capital       Stock       Stage              (Deficit)

Issuance of Stock                                 39,998           -               -          40,000
Purchase of Treasury Stock                             -      (35,000)             -         (35,000)
Adjust Treasury Stock for Redeemable
   preferred Stock                                (19,999)     20,000              -               -
Adjust Remaining Redeemable Preferred
   Stock Issued in 1994                           (19,999)          -              -         (20,000)
Restoration of Shares Not Redeemed by
   Stockholders                                 4,586,883           -              -       4,587,298
Net Loss for Year Ended December 31, 1994               -           -     (1,229,523)     (1,229,523)
                                              ----------- ----------- --------------  --------------
     Balance - December 31, 1994                5,082,478     (30,000)    (4,713,976)        344,172
Restoration of Shares Not Redeemed by
   Stockholders                                    19,982           -              -          20,000
Issuance of Stock in Exchange for U.S.
   Patent Rights                                5,499,725           -              -       5,500,000
Adjustments to Paid-in Capital                  1,177,579           -              -       1,177,579
Treasury Stock Adjustment                         (30,000)     30,000              -               -
Net Loss for Year Ended December 31, 1995               -           -     (7,062,806)     (7,062,806)
                                              ----------- ----------- --------------  --------------
     Balance - December 31, 1995 (Restated)    11,749,764           -    (11,776,782)        (21,055)
Adjustments to Paid-in Capital                  1,132,523           -              -       1,132,523
Net Loss for Year Ended December 31, 1996                           -     (1,600,110)     (1,600,110)
                                              ----------- ----------- --------------  --------------
     Balance - December 31, 1996               12,882,287           -    (13,376,892)       (488,642)
Issuance of Stock                                 959,952           -              -         960,000
Restoration of Shares Not Redeemed by
   Stockholders                                   496,946           -              -         496,970
Issuance of Stock in Exchange for Mortgage
   Paydown                                         49,997           -              -          50,000
Issuance of Stock in Exchange for Exclusive
   License                                      9,999,500           -              -      10,000,000
Issuance of Stock for Loans Reclassification        7,994           -              -           8,000
Completion of 1990 Stock Split 2:1                    (20)          -              -               -
Additional Contributions of Capital From a
   Shareholder                                    953,834           -              -         953,834
Net Loss for Year Ended December 31, 1997               -           -    (11,432,186)    (11,432,186)
                                              ----------- ----------- --------------  --------------
     Balance - December 31, 1997             $ 25,350,490$          -$   (24,809,078$        547,976
                                              =========== =========== ==============  ==============





                                       4C

See notes to the financial statements.


                                                                                                                Period From
                                                                                                                 August 31,
                                                                                                                1988 (Date of
                                                                                                                 Inception)
                                                                                                                   Through
                                                                                                                December 31,
                                                                                                                    1997
                                                                                                              -----------------
                                                                               Years Ended December 31,
                                                                           ---------------------------------  -----------------
                                                                                1997              1996
                                                                           ---------------   ---------------  -----------------
Cash Flows From Operating Activities
    Net Loss                                                              $    (11,432,186)$      (1,600,110)$      (24,809,078)

                                                                           ---------------   ---------------  -----------------
    Adjustments to Reconcile Net Loss to Net Cash Used in Operating
        Activities
          Depreciation                                                              40,292            40,915            319,670
          Noncash research and development costs                                10,000,000            31,131         15,531,131
    Changes in Assets and Liabilities
        (Increase) Decrease in
          Inventory                                                                144,033          (144,033)                 -
          Due to/from affiliated companies                                           4,485            (2,312)                57
        Increase (Decrease) in
          Accounts payable and accrued expenses                                   (542,861)          629,407            904,706
          Accrued interest payable                                                (114,849)           18,371             62,340
                                                                           ---------------   ---------------  -----------------

        Total Adjustments                                                        9,531,100           573,479         16,817,904
                                                                           ---------------   ---------------  -----------------
    Net Cash Used in Operating Activities                                       (1,901,086)       (1,026,631)        (7,991,174)
                                                                           ---------------   ---------------  -----------------

Cash Flows from Investing Activities
    Payments for property and equipment                                                  -            (5,252)          (413,032)
    Loans to stockholders                                                                -            (7,487)        (1,208,678)
                                                                           ---------------   ---------------  -----------------
    Net Cash Used in Investing Activities                                                -           (12,739)        (1,621,710)
                                                                           ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds of additional paid-in capital                                         938,147         1,017,242          2,307,438
    Proceeds from issuance of stock                                                960,000                 -          7,338,148
    Payment for treasury stock                                                           -                 -            (30,000)
    Loans from stockholder                                                          24,547             8,000             32,547
                                                                           ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                                    1,922,694         1,025,242          9,648,133
                                                                           ---------------   ---------------  -----------------

    Net Increase (Decrease) in Cash                                                 21,608           (14,128)            35,249
    Cash - Beginning of Periods                                                     13,641            27,769                  -
                                                                           ---------------   ---------------  -----------------
    Cash - End of Periods                                                 $         35,249 $          13,641 $           35,249
                                                                           ===============   ===============  =================




See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                         Period From
                                                                                                          August 31,
                                                                                                         1988 (Date of
                                                                                                          Inception)
                                                                                                            Through
                                                                                                         December 31,
                                                                                                             1997
                                                                                                       -----------------
                                                                        Years Ended December 31,
                                                                    ---------------------------------  -----------------
                                                                         1997              1996
                                                                    ---------------   ---------------  -----------------
Supplemental  Disclosures of Cash Flow  Information Cash paid during the periods for:
        Interest paid                                              $         18,499 $          18,413 $           64,656
                                                                    ===============   ===============  =================
        Taxes paid                                                 $              - $               - $                -
                                                                    ===============   ===============  =================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    The financial statements at December 31, 1996, include noncash financing transactions of $40,000 as a result of mortgage payments made by a shareholder which were treated as additional paid-in capital.

    The financial statements at December 31, 1997 and 1996, include a noncash financing transaction of $486,970 for the respective exchange and reclassification of redeemable preferred stock to amounts due to certain stockholders.

    The financial statements at December 31, 1996, including a noncash operating and financing transaction of $67,781 for the payment of interest to rescission stockholders by a shareholder which was treated as additional paid-in capital.

    The  financial  statements  at December 31, 1997 and 1996,  include  noncash investing and financing transactions of $15,688 and $7,500 for the acquisition of equipment by a shareholder which were treated as additional paid-in capital.

    The financial statements at December 31, 1997, include a noncash financing and operating transaction of $5,500,000 for the issuance of 275,000 shares of Series A Stock in exchange for an exclusive license agreement from George
    J. Coates.

    The financial statements at December 31, 1996, include a noncash operating and investing transaction of $31,131 for patent costs that were paid on behalf of CIL's principal stockholder in 1995, which costs were expensed in 1996 (as research and development) in consideration of a granting of certain rights to the Company.

    The financial statements at December 31, 1997 include a noncash investing and financing transaction of an $8,000 loan from a stockholder, made in the prior year was exchanged for 500 shares of Series A preferred stock. In addition, 2,500 shares of Series A preferred stock was exchanged for a $50,000 decrease in the mortgage payable.

See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by its President and majority stockholder George J. Coates ("GJC') as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

    CIL has developed a spherical rotary valve system (the"Coates System") for use in piston driven internal combustion engines of all types and is manufacturing automotive engines modified with the Coates system on a limited scale basis at its Wall Township, New Jersey facility. CIL also has an exclusive license to sell and grant sublicenses with respect to products using the Coates System based on the Coates Patents. Since there has been no significant revenue generated from the sales of engines modified with the Coates System, or from the granting of sub-licenses, the Company is considered to be a Development Stage Company for financial reporting purposes.

Going Concern Uncertainty
    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with the engine manufacturers of retrofitters, and upon the manufacture and sale, by CIL, of high performance engines. The Company has suffered recurring losses during its development stage and has accumulated a deficit since its inception to December 31, 1997, of over $24,000,000. The Company also has minimal liquid assets, while reporting over $1,000,000 in current liabilities. The aforementioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event the Company cannot continue as a going concern.

    Management's plans are to raise additional capital through a common stock offering, sell sub-licenses to use its technology to interested purchasers as well as to obtain firm orders on its engines for delivery to interested customers. On this accord, the Company plans to construct a manufacturing facility as well as to acquire the necessary machinery and equipment for a full scale assembly line.

Property, Plant & Equipment
    Property, plant and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful life of the assets:
    40 years for building and building improvements, 5 to 7 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Earnings (Loss) Per Share
    The Company has not issued any common stock, but the preferred stock has voting privileges. (Loss) per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net (loss) by the weighted average number of preferred shares outstanding during the periods.

Research and Development
    Research and development (R&D) costs are charged to operations as incurred. R&D expense for the year ended December 31, 1997 includes a non-cash $10 million charge related to the signing of an exclusive agreement with GJC to license the Coates System technology owned by GJC for 500,000 shares of CIL Series A Preferred Stock. (see "RELATED PARTY TRANSACTIONS")

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Taxes
    In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 1997.

Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
    Certain items pertaining to the prior year have been reclassified to conform with the current year's presentation.

CONCENTRATIONS OF CREDIT AND BUSINESS RISK

    The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Company's accounts may, at times, exceed the federally insured limits.

    The Company intends to market its engines modified with the Coates System to the automotive racing market. To successfully develop and sell an automobile, truck or motorcycle engine for road use (as opposed to racing use) in the United States (U.S.), the Company will be required to obtain a Certificate of Conformity from the Office of Mobile Services of the Environmental Protection Agency (EPA) to the effect that its engines as modified with the Coates System comply with applicable emission standards.

    Development of the Coates System technology was initiated by GJC, CIL's founder, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued to GJC with respect to the Coates System. Since the inception of CIL in 1988, all aspects of the business have been completely dependent upon the activities of GJC (who is a resident alien and not a U.S. citizen and who does not have an employment contract with CIL). The loss of GJC's availability or services due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations.

RESTRICTED CASH

    The Company placed $112,000 in an escrow account (pursuant to a court order) of net proceeds raised from a 48,000 CIL Series A Preferred Stock private placement offering in July 1997. The funds were escrowed for the payment of interest due to two former stockholders.

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 1997:


             Land                                           $         920,550
             Building                                                 579,450
             Building improvements                                    145,871
             Machinery and equipment                                  251,054
             Furniture and fixtures                                    39,295
                                                              ---------------
                                                                    1,936,220
             Less:  Accumulated depreciation                         (354,166)
                                                              ---------------

                  Total                                     $       1,582,054
                                                              ===============

    Depreciation expense amounted to $40,292 and $40,915 for the years ended December 31, 1997 and 1996, respectively.

MORTGAGE PAYABLE

    The mortgage payable is collateralized by the land and the building that the Company uses as its principal place of business. The mortgage bears interest at the rate of 9% per annum and was due February 4, 1994. The Company is making interest only payments on the mortgage which has not been demanded in full by the mortgagor. The balance has been classified as a current liability and has been guaranteed by GJC.

INCOME TAXES

    The Company has available net operating loss carryforwards at December 31, 1997, which may be used to reduce Federal taxable income and tax liabilities in future years, approximating $8,500,000 which begin to expire December 31, 2003 through 2012.

    The Company's total deferred tax asset and valuation allowance at December 31, 1997 is as follows:


             Total deferred tax asset                     $       3,000,000
             Less valuation allowance                            (3,000,000)
                                                            ---------------
                                                          $               -
             Net deferred tax asset
                                                            ===============


LICENSES

    The Company has incurred legal and related costs associated with licenses. Such costs amounted to $10,073,111 and $75,305 for the years ended December 31, 1997 and 1996. As the probable future economic benefit of such costs is uncertain, they have been expensed.

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


RELATED PARTY TRANSACTIONS

    Due to  Stockholder  represent net  advances/repayments  made to the Company
    which   amounts  to  $12,562  at  December  31,  1997  and  are   unsecured,
    non-interest bearing and payable on demand.

    The Company subcontracts its project expense from any entity of which GJC is the sole shareholder. During the years ended December 31, 1997 and 1996, the Company paid $212,626 and $181,500, respectively, for these services.

    The Company has signed a licensing agreement with a company and its affiliates of which the President is a less than 1% stockholder of CIL.

    During 1997, the Company incurred a $10,000,000 non-cash charge related to the signing of an exclusive agreement with GJC, the majority shareholder of CIL, to license the Coates System technology in exchange for 500,000 shares of CIL Series A Preferred Stock at $20 per share.

COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various lawsuits incident to the ordinary course of business which are not possible to determine the probable outcome or the amount of liability, if any, under these lawsuits. However, in the opinion of management, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash, accounts payable and accrued expenses:
        The carrying amount approximates fair value because of the short maturity of these instruments.

    Limitations
        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NEW AUTHORITATIVE ACCOUNTING PROFESSION PRONOUNCEMENT
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Other Comprehensive Income". SFAS No. 130 is effective for periods beginning after December 15, 1997. The provisions of SFAS No. 130 may be early applied in which the Company chose not to do so. It is unlikely that the provisions for SFAS No. 130 will even apply nor have a material impact on the Company.

                                  EXHIBIT 10.3

                                LICENSE AGREEMENT

         THIS AGREEMENT, dated this 22 day of December, 1997, by and between GEORGE J. COATES, individually, residing at 1811 Murray Drive, Wall Township, New Jersey 07719 (hereinafter referred to as "LICENSOR I") and GREGORY COATES, residing at 1811 Murray Drive Wall Township, New Jersey 07719 (hereinafter referred to as "LICENSOR II"), and COATES INTERNATIONAL, LTD. having its principle place of business at Route 34 and Ridgewood Road, Wall Township, New Jersey 07719, (hereinafter referred to as "LICENSEE").

                              B A C K G R O U N D:

         WHEREAS, LICENSOR I is the patentee and owns and has the right to license certain PATENT RIGHTS (as hereinafter defined) used in the design and construction of internal combustion engines employing spherical rotary valves (the "COATES SPHERICAL ROTARY VALVE SYSTEM"); and

         WHEREAS, LICENSOR II has loaned LICENSOR I funds to reimburse Coates International, ltd. for patent expenses; and

         WHEREAS, LICENSOR I has granted to LICENSOR II and LICENSOR has accepted an exclusive, revocable license with the right to sublicense; and

         WHEREAS, LICENSOR I and LICENSOR II have each granted to LICENSEE, previously, an exclusive revocable license for the United States of America to make, use, sell and have made, LICENSED PRODUCT falling within the scope of the PATENT RIGHTS; and

         WHEREAS, it is the desire of LICENSOR I and LICENSOR II to modify and expand upon the previously granted license for the consideration set forth herein and to render the previously granted licenses superseded by this license and hence null and void.

         NOW THEREFORE, in consideration of the premises and covenants and other good and valuable consideration and the mutual promises of the performance of the undertakings herein, it is agreed by and between the parties hereto as follows:
                             ARTICLE I - DEFINITIONS

 head or heads for an
         1.1 - "CSRV VALVE SYSTEM" shall mean a cylinder head or heads for an internal combustion engine manufactured in accordance with the PATENT RIGHTS (as hereinafter defined)
 .
         1.2  -   "IMPROVEMENTS"   shall  mean  any  improvement,   change,   or
modification to the CSRV VALVE SYSTEM which may be developed, created, or acquired by either party to this Agreement, but only to the extent that the same comes within the scope of one or more of the claims of the patent rights (as hereinafter defined).

         1.3 - "PATENT  RIGHTS"  shall mean the patents as listed in  Attachment
1.3.

         1.4 - "PROTOTYPES" shall mean LICENSED PRODUCT manufactured for testing and evaluation purposes only.

         1.5 - "TERRITORY" shall mean all of the countries, their territories and possessions, comprising North America, Central America and South America.

                          ARTICLE II - LICENSES GRANTED

         2.1 - LICENSES GRANTED TO LICENSEE

                  (1) LICENSOR I and LICENSOR II (hereinafter referred to jointly as "LICENSOR") hereby grants to LICENSEE an exclusive license in the TERRITORY, to make, use, sell, and have made, product falling within the scope of the PATENT RIGHTS, and to prevent others from making, using, selling or having made product falling within the scope of the PATENT RIGHTS;

                  (2) LICENSOR hereby grants to LICENSEE the non-exclusive right to manufacture and sell PROTOTYPES falling within the scope of the PATENT RIGHTS anywhere in the world.

         2.2 - IMPROVEMENTS

         If LICENSORS have heretofore brought about or shall hereafter during the term of this Agreement bring about any IMPROVEMENTS to the PATENT RIGHTS LICENSORS shall promptly disclose such IMPROVEMENTS TO LICENSEE. Any such IMPROVEMENTS shall become subject to this Agreement.

         2.3 - PATENT MARKINGS

         LICENSEE shall mark on an exposed surface of all products made through use of the PATENT RIGHTS hereunder, appropriate patent markings identifying LICENSOR I as the owner of the pertinent PATENT RIGHTS. The content, formal language used in such markings shall be in accordance with the laws and practices of the countries where such products bearing such markings are made, sold, or used and shall be approved by LICENSOR I.

         2.4      ACKNOWLEDGMENT OF LICENSE

         On all CSRV VALVE SYSTEMS, LICENSEE and Sublicensee shall acknowledge that the same are manufactured under license from LICENSOR I. Unless otherwise agreed to by the parties, the following notice shall be used by LICENSEE and sublicensees on an exposed surface of all products: "Manufactured under License from George J. Coates". Sublicensees shall use the notice:
"Manufactured under License from Coates International, Ltd. and George J. Coates." Such notices shall be used in all descriptive materials, instruction and service manuals relating to the CSRV VALVE SYSTEM.
                             ARTICLE III - PAYMENTS

         3.1 - In consideration for the grant of this license, the LICENSEE shall grant to LICENSORS, shares of stock in LICENSEE.

     The shares shall be granted as follows: 500,000 Series A Preferred shares to LICENSOR I $4,000.00 to LICENSOR II 3.2 - In further consideration of this License, LICENSEE shall pay all costs associated with the PATENT RIGHTS identified herein both in the TERRITORY and world wide.

            ARTICLE IV - REPRESENTATIONS, OBLIGATIONS, WARRANTIES AND
                                   DISCLAIMERS

         4.1 - LICENSOR I represents and warrants that LICENSOR I is the rightful owner of the PATENT RIGHTS and has the exclusive right to license all of the PATENT RIGHTS and that all such PATENT RIGHTS pertaining to the CSRV VALVE SYSTEM under LICENSOR'S control and possession in the TERRITORY are set forth in Attachment 1.4.

Further, LICENSOR I and LICENSOR II have the power and authority to execute, deliver and perform its obligations under this Agreement, nor the performance of its obligations hereunder will constitute a breach of the terms or provisions of any contract or agreement to which LICENSOR is a party.

         4.2 - LICENSEE will use its best efforts to execute all such tasks as may be necessary to bring about the speedy manufacture, sale or use of products manufactured with the use of the PATENT RIGHTS consistent with good business practice; and ensure that all steps within its power are undertaken with all reasonable speed to ensure that such products made by LICENSEE comply with relevant government regulations and to ensure that all steps within its power are undertaken with all reasonable speed to ensure that sublicenses are negotiated and executed with respect to the PATENT RIGHTS.

                      ARTICLE V - DURATION AND TERMINATION

         5.1 - Subject to the provisions of Section 5.1 hereof, all rights and obligations under this Agreement shall expire upon the last to expire patents of the PATENT RIGHTS.

         5.2 - This Agreement shall terminate effective immediately upon:
                  (a) The  filing by  LICENSEE  of an  involuntary  petition  in bankruptcy, the entry of a decree or order by a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator, receiver, trustee in bankruptcy or liquidator for LICENSEE in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings, or the winding up or liquidation of its affairs, and the continuance of any such petition, decree or order undismissed or unstayed and in effect for a period of sixty (60) consecutive days; or

                  (b) The consent by LICENSEE to the appointment of a conservator, receiver, trustee in bankruptcy or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings of or relating to LICENSEE, or relating to substantially all of its property, or if LICENSEE shall admit in writing its inability to pay its debts generally as they become due, file a petition to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency, reorganization or bankruptcy statute, make an assignment for the benefit of its creditors or voluntarily suspend payment of its obligations.

                ARTICLE VI - LIMITATION OF ASSIGNMENT BY LICENSEE

         6.1 - This Licensee is non-assignable and the rights, duties and privileges of LICENSEE hereunder shall not be sold, transferred, hypothecated, or assigned by LICENSEE, either in whole or in part without the consent of LICENSORS.

                           ARTICLE VII - GOVERNING LAW

         7.1 - This Agreement shall be governed by and construed and enforced in accordance with the Laws of the State of New Jersey and each party hereby submits to the jurisdiction of any state or federal court in the State of New Jersey in the event of any claims arising under this Agreement.

                         ARTICLE VIII - ENTIRE AGREEMENT

         8.1 - This Agreement sets forth the entire Agreement and understanding by and between LICENSOR and LICENSEE as to the subject matter hereof and has priority over all documents, verbal consents and understandings made before the execution of this Agreement and none of the terms of this Agreement shall be amended or modified except in a written document signed by LICENSORS and LICENSEE hereto.

         8.2 - Should any portion of this Agreement be declared null and void by operation of law, or otherwise, the remainder of this Agreement shall remain in full force and effect.

         8.3 - This Agreement is understood by the parties hereto to specifically supersede the February 17, 1997 License from LICENSOR I to LICENSEE and any subsequent amendments thereto as well s the Agreement from LICENSOR II to LICENSEE dated February 22, 1997 and any subsequent amendments thereto.

                              ARTICLE IX - NOTICES

         9.1 - Any notice, consent or approval required under this Agreement shall be in English and in writing, and shall be delivered to the following addresses (a) personally by hand, (b) by Certified Air Mail, postage prepaid, with return receipt requested, or (c) by telefax, confirmed by such Certified Air Mail:

         If to the LICENSORS:

                  Mr. George J. Coates
                  c/o COATES INTERNATIONAL, LTD.
                  Route 34 & Ridgewood Road
                  Wall Township, NJ 07719-9738
                  Telephone:  (732) 449-7717
                  Telefax:            (732) 449-7736

                  Mr. Gregory Coates
                  c/o COATES INTERNATIONAL, LTD.
                  Route 34 & Ridgewood Road
                  Wall Township, NJ 07719-9738
                  Telephone:  (732) 449-7717
                  Telefax:            (732) 449-7736

         If to LICENSEE:

                  COATES INTERNATIONAL, LTD.
                  Route 34 & Ridgewood Road
                  Wall Township, NJ 07719-9738

         All notices shall be deemed effective upon the date delivered by hand or sent. If either party desires to change the address to which notice is sent to such party, it shall so notify the other party in writing in accordance with the foregoing.
                            ARTICLE X - MISCELLANEOUS

         10.1 - Headings and References - Headings in this Agreement are included herein for ease of reference only and have no legal effect. Reference herein to Sections or Attachments are to Sections and Attachments to this Agreement, unless expressly stated otherwise.

         10.2 - Reference on Disclosure of Terms and Provisions (a) This Agreement shall be distributed solely to:
(i) those personnel of LICENSORS and LICENSEE who shall have a need to know of its contents; (ii) those persons whose knowledge of its contents will facilitate performance of the obligations of the parties under this agreement; (iii) those persons, if any, whose knowledge of its contents is essential in order to permit LICENSEE or LICENSORS to place, maintain or secure benefits as required by law, regulation or judicial order.
         IN WITNESS WHEREOF, the parties have cause this Agreement to be executed as of the date first above written by their authorized representatives.

ATTEST:


s/Shirley Naidel                            s/George J. Coates
Notary Public of New Jersey               GEORGE J. COATES - INDIVIDUALLY
My Commission Expires
Dec. 27, 2000


s/Shirley Naidel                           s/Gregory Coates
Notary Public of New Jersey               GREGORY COATES - INDIVIDUALLY
My Commission Expires
Dec. 27, 2000


s/Shirley Naidel                           s/George J. Coates
Notary Public of New Jersey               COATES INTERNATIONAL, LTD.
My Commission Expires                     BY:  GEORGE J. COATES
Dec. 27, 2000
















coat-lic.agr

                                    EXHIBIT 23


                      Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                          Bridgewater, New Jersey 08807




                          Independent Auditors' Consent





We consent to the incorporation by reference in the Annual Report filed on Form 10-KSB of Coates International, Ltd. and Subsidiaries for the fiscal year ended December 31, 1997, of our report dated May 14, 1998.

                                ROSENBERG RICH BAKER BERMAN & COMPANY
                                s/Rosenberg Rich Baker Berman & Company



Bridgewater, New Jersey
June 15, 1998







aud-cons.coa