Form 10QSB
period 1998-03-31
COATES INTERNATIONAL LTD \DE\
filed 1998-07-01
CIK 948426

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 1998

                                       OR

               [ ]TRANSITION REPORT PURSUANT O SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-94884

                           COATES INTERNATIONAL, LTD.
             (Exact Name of Registrant as Specified in its Charter)

                               Delaware 22-2925432
                (State or other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

          Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 449-7717
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes X No

    The number of shares of Registrant's Preferred Stock Series A, $0.001 par value, outstanding as of March 31, 1998, was 6,572,424 shares.

                           COATES INTERNATIONAL, LTD.
                          [A DEVELOPMENT STAGE COMPANY]




                                      INDEX


                                                                   Page
                                                                  Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Balance Sheet
          - March 31, 1998                                           3

         Statements of Operations
          - Three months ended March 31, 1998 and 1997
            and since inception                                      4

         Statements of Cash Flows
          - Three months ended March 31, 1998 and 1997
             and since inception                                     5

         Notes to Consolidated Financial Statements                  6


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                 7 - 8


PART II  -  OTHER INFORMATION                                        9


SIGNATURES                                                          10

EXHIBIT AND REPORTS ON FORM 8-K                                     11

FINANCIAL DATA SCHEDULE                                             14

PART I  - Item 1

                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 1998
                                   (Unaudited)


      Assets
Current Assets
   Cash                                                                                $         32,690
   Restricted cash                                                                              112,000
                                                                                          --------------

      Total Current Assets                                                                      144,690
                                                                                          --------------

Property, Plant and Equipment - Net                                                            1,580,448
                                                                                           --------------

Other Assets
   Deposit                                                                                         2,500
                                                                                           --------------

      Total Assets                                                                             1,727,638
                                                                                           ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Mortgage payable                                                                               160,000
   Accounts payable and accrued expenses                                                          910,139
   Accrued interest payable                                                                       106,559
   Due to stockholder                                                                              12,462
                                                                                            --------------

        Total Current Liabilities                                                                1,189,160
                                                                                            --------------

Stockholders' Equity
   Preferred stock, Series A, $.001 par value, 14,000,000 shares authorized - voting,
      non-cumulative convertible, 6,572,424 shares issued and outstanding                             6,572
   Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued                         -
   Additional paid-in capital                                                                    25,528,229
   Deficit accumulated during the development stage                                            (24,996,323)
                                                                                             --------------

        Total Stockholders' Equity                                                                  538,478
                                                                                             --------------
                                                                                           $      1,727,638
        Total Liabilities and Stockholders' Equity
                                                                                             ==============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations




                                                                                            Period From
                                                                                             August 31,
                                                                                           1988 (Date of
                                                                                             Inception)
                                                                                              Through
                                                                                             March 31,
                                                                                                1998
                                                                                          ----------------
                                                             Three Months Ended
                                                                  March 31,
                                                      ---------------------------------   ----------------
                                                           1998              1997
                                                      ---------------   ---------------   ----------------
                                                        (Unaudited)       (Unaudited)       (Unaudited)
                                                      ---------------   ---------------   ----------------

Revenue                                              $              - $               - $          687,375
                                                      ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs                              92,740            71,447         18,211,323
   General and administrative expenses                         89,393           292,285          7,033,463
   Depreciation expense                                         1,606             9,975            321,276
                                                      ---------------   ---------------   ----------------

      Total Operating Expenses                                183,739           373,707         25,566,062
                                                      ---------------   ---------------   ----------------

   Loss From Operations                                     (183,739)         (373,707)       (24,878,687)
                                                      ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                                 94                 6            124,960
   Interest expense                                           (3,600)           (3,600)          (242,596)
                                                      ---------------   ---------------   ----------------

      Total Other Income (Expense)                            (3,506)           (3,594)          (117,636)
                                                      ---------------   ---------------   ----------------

   Net Loss                                          $      (187,245) $       (377,301) $     (24,996,323)
                                                      ===============   ===============   ================

   Net Loss Per Share                                $         (0.03) $          (0.06)
                                                      ===============   ===============
                                                            6,571,091         5,963,600
   Weighted Average Number of Shares
                                                      ===============   ===============







See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                         Period From
                                                                                         August 31,
                                                                                        1988 (Date of
                                                                                         Inception)
                                                                                           Through
                                                                                          March 31,
                                                                                            1998
                                                                                      -----------------
                                                          Three Months Ended
                                                               March 31,
                                                   --------------------------------   -----------------
                                                        1998              1997
                                                   ---------------   --------------   -----------------
                                                     (Unaudited)      (Unaudited)        (Unaudited)
                                                   ---------------   --------------   -----------------

Cash Flows From Operating Activities             $       (180,306) $      (321,863)  $      (8,171,480)
                                                   ---------------   --------------   -----------------

Cash Flows From Investing Activities                             -                -         (1,621,710)
                                                   ---------------   --------------   -----------------

Cash Flows From Financing Activities
    Proceeds of additional paid-in capital                  48,747          321,275           2,356,185

    Proceeds from issuance of stock                        129,000                -           7,467,148
    Payment for treasury stock                                   -                -            (30,000)
    Loans from stockholder                                       -                -              32,547
                                                   ---------------   --------------   -----------------
    Net Cash Provided by Financing Activities              177,747          321,275           9,825,880
                                                   ---------------   --------------   -----------------

    Net Increase (Decrease) in Cash                        (2,559)            (588)              32,690
    Cash - Beginning of Periods                             35,249           13,641                   -
                                                   ---------------   --------------   -----------------
    Cash - End of Periods                        $          32,690 $         13,053  $           32,690
                                                   ===============   ==============   =================







See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements



BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ended December 31, 1998 and 1997. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

RELATED PARTY TRANSACTION

    Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates is the sole stockholder. During the three months ended March 31, 1998 and 1997, $25,121 and $52,000, respectively, were paid for these services.

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

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates, as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 (the
"Predecessor Entity"). As a result of a dispute with certain former employee-directors who claimed to own approximately nine % of the Predecessor Entity's outstanding capital stock, the Predecessor Entity was reorganized in November 1991. Pursuant to the reorganization, all of the Predecessor Entity's assets subject to liabilities were distributed to CIL, the non-litigating stockholders of the Predecessor Entity became the stockholders of CIL, and the Predecessor Entity was dissolved.

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

Results of Operations for the Quarters Ended March 31, 1998 and 1997

No revenues were recognized during the quarters ended March 31, 1998, and 1997. During the last quarter, the Company continued its efforts to complete testing and trial of certain engine configurations, to further the prospects for successful negotiation of potential sub-license agreements with engine manufacturers and refitters. These efforts, however, were hampered by a shortage of cash, and management at this time cannot with any degree of certainty predict when meaningful revenues might be achieved.

Operating expenses incurred during the last quarter amounted to $183,739 compared to $373,707 for the same period in 1997. The largest single cost element was research & development expense which totaled $92,740 during the first three months in 1998. Significant savings were achieved in general and administrative expenses which decreased to $89,393 for the quarter, from $292,285 in the first quarter 1997. These cost decreases were the result of staff reductions and streamlining of operations, partly due to the ongoing cash shortage.

After recognizing $3,506 net interest expense, the Company's operations show a net loss of $187,245 or $0.03 per share for the quarter ended March 31, 1998, compared to a net loss of 377,301 or $0.06 per share for the same quarter in the preceding year.

Total losses since inception in August 1988 through March 31, 1998 amount to $24,996,323 .


Liquidity and Capital Resources

At March 31, 1998, CIL had a net worth of $538,478 compared to a net worth of $547,976 at the beginning of the year. Working capital showed a deficiency of $(1,044,470) at March 31, 1998, compared to a negative $(1,036,578) at December 31, 1997. The cash outflow primarily as a result of operating losses could be compensated for by funds received from the private sale of 7,500 shares of the Company's Series A preferred equity which yielded $129,000 in cash. Thus, the financial condition of the Company in essence remained unchanged from the status at the beginning of the fiscal year.

In order to further improve the Company's financial situation and provide funds to meet current obligations and finance the ongoing efforts to market the Company's products, management plans to raise additional capital through a combination of private placements and debt issues.

PART  II  -  OTHER INFORMATION


Item 1        LEGAL PROCEEDINGS

The response to this item can be found in the Company's annual report on Form 10-KSB, Item 3, for the year ended December 31, 1997, which is being incorporated herein by reference to such report.


Item 2        CHANGES IN SECURITIES

During the first quarter of 1998, the Company issued the following unregistered securities:

      7,500 shares of Series A Preferred Stock for an aggregate $129,000 in cash, to Gregory Coates, the son of the Company's President and Chief Executive Officer, George J. Coaqtes. The Company issued the aforesaid shares pursuant to
Section 4(2) of the Securities Act. In addition, the Company issued 500 shares of its Series A Preferred Stock to a vendor for services rendered.


Item 3        DEFAULTS ON SENIOR SECURITIES    -  None


Item 4        SUBMISSION OF MATTERS TO A VOTE OF
              SECURITIES' HOLDERS      -  None


Item 5        OTHER INFORMATION     -  None


Item 6        EXHIBITS AND REPORTS ON FORM 8-K

              (1) Form 8-K, filed with the Securities and Exchange Commission via EDGAR on March 31, 1998, re item 4, Changes in Registrant's Certifying Accountant attached as an exhibit hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COATES INTERNATIONAL, LTD.




Date: June 30 , 1998                   By: _s/George J. Coates________________
                                             George J. Coates
                                             Chief Executive and Chief
                                             Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT



                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):  March 27, 1998

                           Coates International, Inc.
                Exact name of Registrant as specified in charter)

 Delaware              33-94884               22-2925432
(State or other       (Commission            (IRS employer
jurisdiction of       file number)           identification
incorporation                                       no.)


  Highway 34 & Ridge Road, Wall, New Jersey                  07719
(Address of principal executive office)                      Zip Code

Registration telephone number, including area code: (732) 449-7717


Former name or former address, if changed since last report)

         Item 4.           Changes in Registrant's Certifying Accountant.

                  (a)
                  304(a)(1)(i): Moore Stephens, P.C., Registrant's former independent accountant previously engaged as the principal accountant to audit the Registrant's financial statements, was dismissed on March 27, 1998.

                  (a)(1)(ii): Moore Stephens, P.C. issued a qualified opinion in its audit report of Registrant's financial statements for the fiscal years ended December 31, 1996 and December 31, 1995, dated January 24, 1997, wherein Moore Stephens, P.C.expressed uncertainty as to whether Registrant would be able to continue its operations and businesses as a going concern.

                  (a)(1)(iii): The Registrant's Board of Directors recommended and approved the dismissal of Moore Stephens, P.C. and the hiring of Rosenberg Rich Baker Berman & Company Certified Public Accountants, 380 Foothill Road, Bridgewater, New Jersey as the Registrant's principal independent accountant.

                  (a)(1)(iv)(A),(B) and (C): Registrant is unaware of any disagreements between Registrant and Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosures, or auditing scopes or procedures during Registrant's fiscal years ended December 31, 1996 and December 31, 1995, reported upon by Moore Stephens, P.C.

                  (a)(1)(v)(A),(B) and (C):  Not applicable.

                  (a)(1)(v)(D)(3): Registrant has provided its former accountant, Moore Stephens, P.C., with a copy of the disclosures set forth in this Current Report filed on Form 8-K, requesting it to furnish the Registrant with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the statements contained herein and, if not, setting forth in said letter the respects in which it does not agree. Registrant undertakes to file any letter received from Moore Stephens, P.C. in response hereto as an exhibit to this Current Report filed on Form 8-K by amendment on the earlier date of (a) 10 days from the date this Current Report on Form 8-K is filed with the Commission, or, (b) within two business days of Registrant's receipt of such letter.

         Item 7.           Financial Statements and Exhibits.

                            (a),(b): Not applicable.

                           (c): Exhibits (1): The Letter to Moore Stephens, P.C., dated March 31, 1998, re change in certifying accountants is filed herewith in accordance with Item 601 (16) of Regulation S-K.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         March 31, 1998                     Coates International, Ltd.



                                            By: s/George J. Coates
                                                George J. Coates, President
coates.8k