Form 10QSB
period 1998-06-30
COATES INTERNATIONAL LTD \DE\
filed 1998-08-13
CIK 948426

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes__X__ No _____

The number of shares of Registrant's Preferred Stock Series A,$0.001 par value, outstanding as of June 30, 1998, was 6,572,424 shares.

                           COATES INTERNATIONAL, LTD.
                          [A DEVELOPMENT STAGE COMPANY]


                                      INDEX


                                                                       Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

             Balance Sheet
             - June 30, 1998                                              3

            Statements of Operations
           - Three and six months ended June 30, 1998 and 1997
              and since inception                                         4

           Statements of Cash Flows
           - Three and six months ended June 30, 1998 and 1997
              and since inception                                         5

          Notes to Consolidated Financial Statements                      6

Item 2  Management's Discussion and Analysis of Financial Condition      7-8
            And Results of Operations

ART II - OTHER INFORMATION                                                9

SIGNATURES                                                               10

FINANCIAL DATA SCHEDULE                                                  11

PART I - Item 1
                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 1998
                                   (Unaudited)



      Assets
Current Assets
   Cash                                                     $        203,555
   Restricted cash                                                   112,000
                                                              --------------

      Total Current Assets                                           315,555
                                                              --------------

Property, Plant and Equipment, - Net of Accumulated
Depreciation of $355,771                                           1,580,448
                                                              --------------

Other Assets
   Technology and Designs, Net of Accumulated
   Amortization of $0                                              4,900,000
   Mortgage Loan Costs, Net of Accumulated Amortization of $0         39,461
   Deposit                                                             2,500
                                                              --------------

      Total Assets                                                 6,837,964
                                                              ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Mortgage payable                                                 500,000
   Accounts payable and accrued expenses                            886,881
   Accrued interest payable                                         106,559
   Due to stockholder                                                 5,462
                                                             --------------

        Total Current Liabilities                                 1,498,902
                                                             --------------

Stockholders' Equity
   Preferred stock, Series A, $.001 par value, 14,000,000
    shares authorized - voting, non-cumulative convertible,
    6,572,424 shares issued and outstanding                           6,572
   Common stock, $.001 par value, 20,000,000 shares
   authorized - no shares issued                                          -
   Additional paid-in capital                                    25,647,519
   Deficit accumulated during the development stage             (20,315,029)
                                                              --------------

        Total Stockholders' Equity                                 5,339,062
                                                              --------------
                                                            $      6,837,964
        Total Liabilities and Stockholders' Equity            ==============



See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations



                                                                                                                 Period From
                                                                                                                  August 31,
                                                                                                                1988 (Date of
                                                                                                                  Inception)
                                                                                                                   Through
                                                                                                                   June 30,
                                                                                                                     1998
                                                                                                               ----------------
                                              Three Months Ended                   Six Months Ended
                                                  March 31,                            June 30,
                                       --------------------------------    ---------------------------------   ----------------
                                            1998             1997               1998              1997
                                       ---------------  ---------------    ---------------   ---------------   ----------------
                                         (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                       ---------------  ---------------    ---------------   ---------------   ----------------

Revenue                              $               - $              -   $              -  $              - $          687,375

                                       ---------------  ---------------    ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs               91,808           64,744            184,548           136,191         18,303,131
   General and administrative
      expenses                                 123,415          347,151            212,808           572,911          7,156,878
   Depreciation expense                              -            6,419              1,606            19,950            321,276
                                       ---------------  ---------------    ---------------   ---------------   ----------------

      Total Operating Expenses                 215,223          418,314            398,962           729,052         25,781,285
                                       ---------------  ---------------    ---------------   ---------------   ----------------

   Loss From Operations                      (215,223)        (418,314)          (398,962)         (729,052)       (25,093,910)
                                       ---------------  ---------------    ---------------   ---------------   ----------------
Other Income (Expense):
   Interest income                                 298                7                392                13            125,258
   Interest expense                            (3,781)          (3,600)            (7,381)           (7,200)          (246,377)
                                       ---------------  ---------------    ---------------   ---------------   ----------------

      Total Other Income (Expense)             (3,483)          (3,593)            (6,989)           (7,187)          (121,119)
                                       ---------------  ---------------    ---------------   ---------------   ----------------

(Loss) From Operations Before
   Cumulative Effect of Change in
   Accounting Principle                      (218,706)        (421,907)          (405,951)         (736,239)       (25,215,029)
Cumulative Effect of Change in
   Accounting Principle (Net of Tax
   Effect of $0)                             4,900,000                -          4,900,000                 -          4,900,000
                                       ---------------  ---------------    ---------------   ---------------   ----------------
Net Income (Loss)                    $       4,681,294 $      (421,907)   $      4,494,049  $      (736,239) $     (20,315,029)
                                       ===============  ===============    ===============   ===============   ================

Income (Loss) Per Share
   (Loss) From Operations            $          (0.03) $         (0.07)   $         (0.06)  $         (0.12)
   Cumulative Effect of Change in
      Accounting Principle                        0.74                -               0.74                 -
                                       ---------------  ---------------    ---------------   ---------------
   Net Income (Loss) Per Share       $            0.71 $         (0.07)   $           0.68  $         (0.12)
                                       ===============  ===============    ===============   ===============
                                             6,572,424        5,963,600          6,571,757         5,963,600
   Weighted Average Number of
     Shares Outstanding
                                       ===============  ===============    ===============   ===============


See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                     Period From
                                                                                                     August 31,
                                                                                                    1988 (Date of
                                                                                                     Inception)
                                                                                                       Through
                                                                                                       June 30,
                                                                                                         1998
                                                                                                  -----------------
                                                                       Six Months Ended
                                                                            June 30,
                                                               ---------------------------------  -----------------
                                                                    1998              1997
                                                               ---------------   ---------------  -----------------
                                                                 (Unaudited)       (Unaudited)       (Unaudited)
                                                               ---------------   ---------------  -----------------

Cash Flows From Operating Activities                          $      (422,170) $       (561,363) $      (8,413,344)
                                                               ---------------   ---------------  -----------------

Cash Flows From Investing Activities                                         -                 -        (1,621,710)
                                                               ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds from mortgage payable                                     460,539                 -            460,539
    Repayment of mortgage payable                                    (160,000)                 -          (160,000)
    Proceeds of additional paid-in capital                             168,037           550,347          2,475,475
    Proceeds from issuance of stock                                    129,000                 -          7,467,148
    Payment for treasury stock                                               -                 -           (30,000)
    Proceeds from (repayment of) stockholder loans                     (7,100)            13,638             25,447
                                                               ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                          590,476           563,985         10,238,609
                                                               ---------------   ---------------  -----------------

    Net Increase in Cash                                               168,306             2,622            203,555
    Cash - Beginning of Periods                                         35,249            13,641                  -
                                                               ---------------   ---------------  -----------------
    Cash - End of Periods                                     $        203,555 $          16,263 $          203,555
                                                               ===============   ===============  =================















See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ended December 31, 1998 and 1997, respectively. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

RELATED PARTY TRANSACTION

    Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates is the sole stockholder. During the six months ended June 30, 1998 and 1997, $48,885 and $107,000, respectively, were paid for these services.

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

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In accordance with paragraph #29 of Accounting Principles Board Opinion No. 20 ("APB 20") "Accounting Changes", the Company has elected to change its method of accounting for research and development (R & D) costs in connection with the completion of its prototype testing phase and a forthcoming public offering of shares of its common stock. The cummulative effect of the change in accounting principle ("the change"), pursuant to Financial Accounting Standards Board No. 2 ("FASB No. 2") "Accounting for Research and Development Costs", consists of the adoption of the "Selective Capitalization" criteria from the previous practice of expensing all R & D costs. No effects from the change are applicable to the periods ended June 30, 1998 and March 31, 1998. The following are the new results after applying the effect of the change on a prior period:

                                                           Year Ended
                                                    December 31, 1997
                                                    ------------------------

(Loss) From Operations                           $               (10,792,513)
                                                    ========================
Net (Loss)                                       $               (10,796,901)
                                                    ========================
Net (Loss) Per Share                             $                    (1.79)
                                                    ========================

    The change resulted in the recording of an asset "Technology and Designs" amounting to $4,900,000 which will be amortized on a straight-line basis over a 15 year period beginning July 1, 1998.

    MORTGAGE PAYABLE
    The Company acquired a new mortgage during June 1998. The old mortgage of $160,000 was settled from the proceeds of the new mortgage. Terms of the new mortgage are such that the principal amount will be due in one year, monthly interest payments only will be made at 18% per annum, and the mortgage is secured by a first mortgage on the land and buildings of the Company with a net book value at June 30, 1998 of $1,552,875. The Company's principal stockholder and Chief Executive Officer has also personally guaranteed the mortgage.

            ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates, as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 (the
"Predecessor Entity"). As a result of a dispute with certain former employee-directors who claimed top own approximately nine % of the Predecessor Entity's outstanding capital stock, the Predecessor Entity was reorganized in November 1991. Pursuant to the reorganization, all of the Predecessor Entity's assets subject to liabilities were distributed to CIL, the non- litigating stockholders of the Predecessor Entity became the stockholders of CIL, and the Predecessor Entity was dissolved.

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

CIL is currently manufacturing components for high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engine manufacturers and retrofitters and upon the Company's successful marketing and sales of high performance automotive, motorcycle and marine racing engines.

Results of Operations for the Quarters Ended June 30, 1998 and 1997

No revenues were recognized during the quarters ended March 31, 1998, and 1997. The cash shortage during the last quarter severely hampered the Company's efforts to complete testing and trial of certain engine configurations which is considered crucial in furthering the prospects for successful negotiation of potential sub-license agreements with engine manufacturers and refitters. To overcome this constraint, management during the last quarter had to spend much time and effort in seeking to improve liquidity with the result that towards the end of the quarter, additional funding was secured (see "Liquidity and Capital Resources"). The relatively improved financial situation makes it possible to continue research and development work during the upcoming quarters. However, management at this time cannot with any degree of certainty predict when meaningful revenues might be achieved.

As a result of strict cost control measures and curtailment of activities, operating expenses incurred during the last quarter decreased to $215,223 compared to $418,314 for the same period in 1997. The largest single cost element was research & development expense which totaled $91,808 during the second quarter in 1998. General and administrative expenses totaled $123,415 for the quarter, down from $347,151 in the same quarter in 1997.

After recognizing $3,483 net interest expense, the Company's operations show a net loss from operations of $218,706 or $0.03 per share for the quarter ended June 30, 1998, compared to a net loss of 421,907 or $0.07 per share for the same quarter in the preceding year. A change in the accounting treatment of Research and Development expenditures (see Notes to Financial Statements) created an extraordinary one-time profit of $4,900,000 which was recognized during the quarter, and resulted in an overall net profit of $4,494,049 or $0.68 per share for the period.

Total losses since inception in August 1988 through June 30, 1998 amount to $20,315,029 .


Liquidity and Capital Resources

  During the quarter, the Company's balance sheet was significantly impacted by two occurrences - the completion of a mortgage refinancing transaction which improved short term liquidity, and a change in accounting principle which added $4,900,000 to assets and equity. During June 1998 the Company acquired a new mortgage in the amount of $500,000 and paid off the old mortgage of which had a balance of $160,000. The new mortgage will be due in one year and is secured by a first lien on the land and buildings of the Company. Also, in accordance with paragraph #29 of Accounting Principles Board Opinion No.20 ("APB 20") "Accounting Changes", the Company has elected to change its method of accounting for research and development (R&D) costs in connection with the completion of its prototype testing phase. The cumulative effect of the change in accounting principle consists of the adoption of the "Selective Capitalization" criteria from the previous practice of expensing all R&D costs and resulted in the recording of an asset "Technology and Designs" amounting to $4,900,000 which will be amortized on a straight-line basis over a 15 year period beginning July 1, 1998.

At June 30, 1998, CIL had a net worth of $5,339,062. Working capital showed a deficit of $(1,183,347), compared to a negative $(1,036,578) at December 31, 1997. This deficit will continue to affect the Company's operations even though the mortgage financing transaction described above provided operating funds. In order to further improve the Company's financial situation and provide funds to meet maturing obligations and finance the ongoing efforts to market the Company's products, management plans to raise additional capital through a combination of private placements and debt issues.

PART  II  -  OTHER INFORMATION


Item 1        LEGAL PROCEEDINGS

The response to this item can be found in the Company's annual report on Form 10-KSB, Item 3, for the year ended December 31, 1997, which is being incorporated herein by reference to such report.


Item 2        CHANGES IN SECURITIES   -  None


Item 3        DEFAULTS ON SENIOR SECURITIES    -  None
              -----------------------------


Item 4        SUBMISSION OF MATTERS TO A VOTE OF
              SECURITIES' HOLDERS      -  None


Item 5        OTHER INFORMATION     -  None


Item 6        EXHIBITS AND REPORTS ON FORM 8-K   - None
              --------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COATES INTERNATIONAL, LTD.




Date:  August 13, 1998                  By: s/ George J. Coates
                                             -------------------
                                              George J. Coates
                                              Chief Executive and
                                              Chief Financial Officer


coat10q.698