Form 10KSB/A
period 1997-12-31
COATES INTERNATIONAL LTD \DE\
filed 1998-10-01
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A1

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

         The Company's auditors have included in its report, dated May 14, 1998, and filed as an exhibit to the Form 10-KSB, prepared in connection with its audit of the Company's financial statements for the firscal year ended December 31, 1997, its observations that (1) the Company has suffered recurring losses during its development stage and has accumulated a deficit since its inception to December 31, 1997, of over $24,000,000; (2) that the Company has minimal liquid assets, while reporting over $1,000,000 in current liabilities and; (3) that the Company's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters and upon the manufacture and sale of high performance engines. These observations have led the auditors to opine that there exists substantial doubts about the Company's ability to continue as a going concern.

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

     CIL is currently manufacturing several high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey manufacturing facility. During the Company's fiscal year ended December 31, 1997, the Company built or retrofitted ten (10) V8 302 automobile engines, 3 of which were installed in a Bronco truck, 1996 Ford Mustang and in a 1988 Ford Mustang, respectively. Except as set forth herein, none of the engines have been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. After it completes manufacture of a sufficient backlog of such engines, CIL intends to attempt to convert these inquiries into binding sales orders, to fill such orders from its limited inventory of engines and to continue to manufacture on a limited basis and market high performance automotive, motorcycle and marine racing engines using the Coates System technology. Assuming CIL obtains sufficient financing and a sufficient number of orders, CIL management believes that it will be able to produce racing engines using the Coates System technology at its Wall Township facility on a limited basis at the rate of approximately 30 engines per month. CIL expects that the bulk of its initial sales of engines, to the extent it is able to effectuate same, will be at a base sales price in the range of $25,000 to $30,000 per engine although depending on type and size, some of the engines may be priced as high as $75,000. To achieve such production levels, CIL will be required to expand its production work force to approximately 15-20 production workers.
                                        1

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Form 10-KSB for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.



Date                                         COATES INTERNATIONAL LTD.

October 1, 1998                               By s/George J. Coates
                                              George J. Coates, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                      Title                               Date

s/George J. Coates
George J. Coates      Director (Principal Executive         October 1, 1998
                      Principal Financial Officer, Principal
                      Accounting Officer

s/Richard W. Evans
Richard W. Evans               Director                     October 1, 1998


s/Michael J. Suchar
Michael J. Suchar              Director                     October 1, 1998







coat10k.97a

                           Coates International, Ltd.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 1997 and 1996

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Index to the Financial Statements
                           December 31, 1997 and 1996




                                                                Page

Independent Auditors' Report  ...........................         1

Financial Statements

     Balance Sheet.......................................         2

     Statements of Operations............................         3

     Statement of Stockholders' Equity...................         4

     Statements of Cash Flows............................        5-6

     Notes to the Financial Statements...................       7-10

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

[GRAPHIC OMITTED]

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has insignificant revenues to date, has incurred losses and has accumulated a deficit since its inception to December 31, 1997, of $9,743,717 million in research and development activities. The Company also has minimal liquid assets, while reporting $1,183,827 in current liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in the notes to the financial statements. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

                              s/Rosenberg Rich Baker Berman & Company
                              ROSENBERG RICH BAKER BERMAN & COMPANY


Bridgewater, New Jersey
May 14, 1998

                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1997
                                   (Restated)




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
                                                             --------------

Stockholders' Equity
   Preferred stock,  Series A, $.001 par value,  14,000,000
   shares authorized -  voting,  non-cumulative  convertible
   6,564,424 shares issued and outstanding                           6,564
   Common stock, $.001 par value, 20,000,000
   shares authorized - no shares issued Additional
   paid-in capital                                              10,285,129
   Deficit accumulated during the development stage             (9,743,717)
                                                             --------------

        Total Stockholders' Equity                                 547,976
                                                             --------------
                                                           $      1,731,803
        Total Liabilities and Stockholders' Equity
                                                              ==============







See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations




                                                                                                                    Period From
                                                                                                                     August 31,
                                                                                                                   1988 (Date of
                                                                                                                     Inception)
                                                                                                                      Through
                                                                                                                    December 31,
                                                                                                                        1997
                                                                                                                  ----------------
                                                                                      Years Ended December 31,
                                                                              ---------------------------------   ----------------
                                                                                      1997              1996
                                                                              ---------------   ---------------   ----------------
                                                                                                                       (Unaudited)
                                                                                (Restated)                           (Restated)
                                                                              ---------------                     ----------------

Revenue                                                                      $              - $          37,375 $          687,375
                                                                              ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs                                                     453,051            64,125          2,224,457
   Research and development costs - related party                                     212,626           181,500            828,765
   General and administrative expenses                                                721,829         1,315,282          6,944,070
   Depreciation expense                                                                40,292            40,915            319,670
                                                                              ---------------   ---------------   ----------------

      Total Operating Expenses                                                      1,427,798         1,601,822         10,316,962
                                                                              ---------------   ---------------   ----------------

   Loss From Operations                                                           (1,427,798)       (1,564,447)        (9,629,587)
                                                                              ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                                                     11,262             1,121            124,866
   Interest expense                                                                  (15,650)          (36,784)          (238,996)
                                                                              ---------------   ---------------   ----------------

      Total Other Income (Expense)                                                    (4,388)          (35,663)          (114,130)
                                                                              ---------------   ---------------   ----------------

   Net Loss                                                                  $    (1,432,186) $     (1,600,110) $      (9,743,717)
                                                                              ===============   ===============   ================

   Net Loss Per Share                                                        $         (0.24) $          (0.27)
                                                                              ===============   ===============
                                                                                    6,033,669         5,963,600
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

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                Inception (August 31, 1988) to December 31, 1997








                                                  Common Stock           Common Stock      Series A Preferred
                                                     Class A                Class C               Stock            Preferred Stock
                                             ----------------------- -------------------- --------------------- -------------------
                                                Shares      Amount     Shares    Amount     Shares     Amount     Shares     Amount
                                             ------------- --------- ---------- --------- ----------- --------- ----------- -------
August 31, 1988 (Date of Inception                       -$        -          -$        -         -$        -           -$        -
Issuance of Shares                                 854,500       854          -         -         -         -           -         -
Issuance of Stock Pursuant to Private
Placement Offering                                 100,000        96          -         -         -         -           -         -
Net Loss for the Period from August 31, 19
   (Date of Inception) Through
   December 31, 1988                                     -         -          -         -         -         -           -         -
                                             ------------- --------- ---------- ------------------- --------- ----------- ---------
     Balance - December 31, 1988                   954,500       950          -         -         -         -           -         -
Stock Dividend                                      50,000        50    450,000       450         -         -           -         -
Issuance of Stock for Services Rendered             12,000        12          -         -         -         -           -         -
Net Loss for Year Ended December 31, 1989                -         -          -         -         -         -           -         -
                                             ------------- --------- ---------- ------------------- --------- ----------- ---------
     Balance - December 31, 1989                 1,016,500     1,012    450,000       450         -         -           -         -
Issuance of Stock Pursuant to Private
   Placement Offering                               76,000        76          -         -         -         -           -         -
Issuance of Stock                                  962,500       962          -         -         -         -           -         -
Net Loss for Year Ended December 31, 1990                -         -          -         -         -         -           -         -
                                             ------------- --------- ---------- ------------------- --------- ----------- ---------
     Balance  December 31, 1990                  2,055,000     2,050    450,000       450         -         -           -         -
Exchange of Preferred Stock for Common
   Stock Class A                               (2,055,000)   (2,050)          -         -         -         -   2,055,000     2,050
Exchange of Preferred Stock for Common
   Stock Class C                                         -         -  (450,000)         -         -         -     450,000       450
Cancellation of Common Stock Class C                     -         -          -     (450)         -         -   (225,000)     (220)
Issuance of Stock in Connection with
   Reorganization                                      100         -          -         -         -         -           -         -
Dissolution of Coates International, Ltd.            (100)         -          -         -         -         -           -         -
Exchange of Series A Preferred Stock for                                                                      (2,280,000)
   Preferred Stock                                       -         -          -         - 2,280,000     2,280               (2,280)
Issuance of Stock                                        -         -          -         -   102,000       102           -         -
Purchase of Treasury Stock                               -         -          -         -         -         -           -         -
Stock Split 2:1                                          -         -          -         - 2,382,000     2,382           -         -
New Loss for Year Ended December 31, 1991                -         -          -         -         -         -           -         -
                                             ------------- --------- ---------- ------------------- --------- ----------- ---------


                                       4A



                                                                           Deficit
                                                                         Accumulated        Total
                                                  Additional              During the    Stockholders'
                                                  Paid-In    Treasury    Development        Equity
                                                  Capital      Stock        Stage         (Deficit)
                                              ----------- ----------- --------------  --------------

                                              ----------- ----------- --------------  --------------
August 31, 1988 (Date of Inception            $         -$          -$             -$              -
Issuance of Shares                                      -           -              -             854
Issuance of Stock Pursuant to Private
Placement Offering                                499,900           -              -         499,996
Net Loss for the Period from August 31, 19
   (Date of Inception) Through
   December 31, 1988                                    -           -       (52,708)        (52,708)
                                             ----------- ----------- --------------  --------------
     Balance - December 31, 1988                  499,900           -       (52,708)         448,142
Stock Dividend                                      (500)           -              -               -
Issuance of Stock for Services Rendered              (12)           -              -               -
Net Loss for Year Ended December 31, 1989               -           -      (252,288)       (252,288)
                                             ----------- ----------- --------------  --------------
     Balance - December 31, 1989                  499,388           -      (304,996)         195,854
Issuance of Stock Pursuant to Private
   Placement Offering                             701,165           -              -         701,241
Issuance of Stock                                       -           -              -             962
Net Loss for Year Ended December 31, 1990               -           -      (392,564)       (392,564)
                                             ----------- ----------- --------------  --------------
     Balance  December 31, 1990                 1,200,553           -      (697,560)         505,493
Exchange of Preferred Stock for Common
   Stock Class A                                        -           -              -               -
Exchange of Preferred Stock for Common
   Stock Class C                                        -           -              -               -
Cancellation of Common Stock Class C                    -           -              -           (220)
Issuance of Stock in Connection with
   Reorganization                                   1,000           -              -           1,000
Dissolution of Coates International, Ltd.         (1,000)           -              -         (1,000)
Exchange of Series A Preferred Stock for
   Preferred Stock                                 18,990           -              -          18,990
Issuance of Stock                               1,019,898           -              -       1,020,000
Purchase of Treasury Stock                              -    (25,000)              -        (25,000)
Stock Split 2:1                                   (2,382)           -              -               -
New Loss for Year Ended December 31, 1991               -           -      (739,096)       (739,096)
                                             -  ----------- ----------- --------------  --------------


                                       4B



                                                  Common Stock           Common Stock      Series A Preferred
                                                     Class A                Class C               Stock            Preferred Stock
                                             ----------------------- -------------------- --------------------- -------------------
                                                Shares      Amount     Shares    Amount     Shares     Amount     Shares     Amount
                                             ------------- --------- ---------- --------- ----------- --------- ----------- -------
                                            ------------  --------  ---------  --------  ----------  --------  ----------  -------

      Balance -December 31, 1991                         -         -          -         -   4,764,000     4,764           -
To Correct Balance at December 31, 1991                  -         -          -         -     772,500       772           -
Issuance of Stock for Service                            -         -          -         -         500         -           -
Issuance of Stock                                        -         -          -         -     115,850       116           -
Private Placement Costs                                  -         -          -         -           -         -           -
Net Loss for Year Ended December 31, 1992                -         -          -         -           -         -           -
                                             ------------- --------- ---------- --------- ----------- --------- ----------- --------
     Balance - December 31, 1992                         -         -          -         -   5,652,850     5,652           -
Issuance of Stock                                        -         -          -         -      82,250        83           -
Purchase of Treasury Stock                               -         -          -         -           -         -           -
Prior Period Adjustment                                  -         -          -         -           -         -           -
Adjustment for Redeemable Preferred Stock                -         -          -         -   (479,950)     (480)           -
Net Loss for Year Ended December 31, 1993                -         -          -         -           -         -           -
                                             ------------- --------- ---------- --------- ----------- --------- ----------- --------
     Balance - December 31, 1993                         -         -          -         -   5,255,150     5,255           -
Issuance of Stock                                        -         -          -         -       2,000         2           -
Purchase of Treasury Stock                               -         -          -         -           -         -           -
Adjust Treasury Stock for Redeemable
   preferred Stock                                       -         -          -         -     (1,000)       (1)           -
Adjust Remaining Redeemable Preferred
   Stock Issued in 1994                                  -         -          -         -     (1,000)       (1)           -
Restoration of Shares Not Redeemed by
   Stockholders                                          -         -          -         -     415,200       415           -
Net Loss for Year Ended December 31, 1994                -         -          -         -           -         -           -
                                             ------------- --------- ---------- --------- ----------- --------- ----------- --------
     Balance - December 31, 1994                         -         -          -         -   5,670,350     5,670           -
Restoration of Shares Not Redeemed by
   Stockholders                                          -         -          -         -      18,250        18           -
Issuance of Stock in Exchange for U.S.
   Patent Rights                                         -         -          -         -     275,000       275           -
Adjustments to Paid-in Capital                           -         -          -         -           -         -           -
Treasury Stock Adjustment                                -         -          -         -           -         -           -
Net Loss for Year Ended December 31, 1995                -         -          -         -           -         -           -
                                             ------------- --------- ---------- --------- ----------- --------- ----------- --------
     Balance - December 31, 1995 (Restated)              -         -                    -   5,963,600     5,963           -
Adjustments to Paid-in Capital                           -         -          -         -           -         -           -
Net Loss for Year Ended December 31, 1996                -         -          -         -           -         -           -
                                             ------------- --------- ---------- --------- ----------- --------- ----------- -------
     Balance - December 31, 1996                         -         -          -         -   5,963,600     5,963           -
Issuance of Stock                                        -         -          -         -      48,000        48           -
Restoration of Shares Not Redeemed by
   Stockholders                                          -         -          -         -      24,325        24           -
Issuance of Stock in Exchange for Mortgage
   Paydown                                               -         -          -         -       2,500         3           -
Issuance of Stock in Exchange for Exclusive
   License                                               -         -          -         -     500,000       500           -
Issuance of Stock for Loans Reclassification             -         -          -         -       5,500         6           -
Completion of 1990 Stock Split 2:1                       -         -          -         -      20,499        20           -



                                       4C



                                                                           Deficit
                                                                         Accumulated        Total
                                                  Additional              During the    Stockholders'
                                                  Paid-In    Treasury    Development        Equity
                                                  Capital      Stock        Stage         (Deficit)

                                             ----------- ----------- --------------  --------------
     Balance -December 31, 1991                2,237,059    (25,000)    (1,436,656)         780,167
To Correct Balance at December 31, 1991            (772)           -              -               -
Issuance of Stock for Service                     10,000           -              -          10,000
Issuance of Stock                              2,306,884           -              -       2,307,000
Private Placement Costs                         (80,675)           -              -        (80,675)
Net Loss for Year Ended December 31, 1992                          -      (996,055)       (996,055)
                                             ----------- ----------- --------------  --------------
     Balance - December 31, 1992               4,472,496    (25,000)    (2,432,711)       2,020,437
Issuance of Stock                              1,944,917           -              -       1,945,000
Purchase of Treasury Stock                             -    (55,000)              -        (55,000)
Prior Period Adjustment                                -           -        219,224         219,224
Adjustment for Redeemable Preferred Stock    (5,921,818)      65,000              -     (5,857,298)
Net Loss for Year Ended December 31, 1993                          -    (1,270,966)     (1,270,966)
                                             ----------- ----------- --------------  --------------
     Balance - December 31, 1993                 495,595    (15,000)    (3,484,453)     (2,998,603)
Issuance of Stock                                 39,998           -              -          40,000
Purchase of Treasury Stock                             -    (35,000)              -        (35,000)
Adjust Treasury Stock for Redeemable
   preferred Stock                              (19,999)      20,000              -               -
Adjust Remaining Redeemable Preferred
   Stock Issued in 1994                         (19,999)           -              -        (20,000)
Restoration of Shares Not Redeemed by
   Stockholders                                4,586,883           -              -       4,587,298
Net Loss for Year Ended December 31, 1994              -           -    (1,229,523)     (1,229,523)
                                             ----------- ----------- --------------  --------------
     Balance - December 31, 1994               5,082,478    (30,000)    (4,713,976)         344,172
Restoration of Shares Not Redeemed by
   Stockholders                                   19,982           -              -          20,000
Issuance of Stock in Exchange for U.S.
   Patent Rights                                 433,864           -              -         434,139
Adjustments to Paid-in Capital                 1,177,579           -              -       1,177,579
Treasury Stock Adjustment                       (30,000)      30,000              -               -
Net Loss for Year Ended December 31, 1995              -           -    (1,997,445)     (1,997,445)
                                             ----------- ----------- --------------  --------------
     Balance - December 31, 1995 (Restated)    6,683,903           -    (6,711,421)        (21,555)
Adjustments to Paid-in Capital                 1,132,523           -              -       1,132,523
Net Loss for Year Ended December 31, 1996                          -    (1,600,110)     (1,600,110)
                                             ----------- ----------- --------------  --------------
     Balance - December 31, 1996               7,816,426           -    (8,311,531)       (489,142)
Issuance of Stock                                959,952           -              -         960,000
Restoration of Shares Not Redeemed by
   Stockholders                                  496,946           -              -         496,970
Issuance of Stock in Exchange for Mortgage
   Paydown                                        49,997           -              -          50,000
Issuance of Stock in Exchange for Exclusive
   License                                             -           -              -             500
Issuance of Stock for Loans Reclassification       7,994           -              -           8,000
Completion of 1990 Stock Split 2:1                  (20)           -              -               -




                                       4D


                                                  Common Stock           Common Stock      Series A Preferred
                                                     Class A                Class C               Stock            Preferred Stock
                                             ----------------------- -------------------- --------------------- -------------------
                                                Shares      Amount     Shares    Amount     Shares     Amount     Shares     Amount
                                             ------------- --------- ---------- --------- ----------- --------- ----------- -------

Additional Contributions of Capital From a
   Shareholder                                           -         -          -         -           -         -           -
Net Loss for Year Ended December 31, 1997                -         -          -         -           -         -           -
                                             ------------- --------- ---------- --------- ----------- --------- ----------- -------
     Balance - December 31, 1997                         -$        -          -$        -   6,564,424$    6,564           -$
                                             ============= ========= ========== ========= =========== ========= =========== =======


See notes to the financial statements.


                                        4E




                                                                           Deficit
                                                                         Accumulated         Total
                                                 Additional              During the       Stockholders'
                                                  Paid-In    Treasury    Development        Equity
                                                  Capital      Stock        Stage          (Deficit)

Additional Contributions of Capital From a
   Shareholder                                    953,834           -              -         953,834
Net Loss for Year Ended December 31, 1997               -           -     (1,432,186)     (1,432,186)
                                              ----------- ----------- --------------  --------------
     Balance - December 31, 1997             $ 10,285,129$          -$    (9,743,717)$       547,976
                                              =========== =========== ==============  ==============



                                       4F

                                                                                                                     Period From
                                                                                                                      August 31,
                                                                                                                    1988 (Date of
                                                                                 Years Ended December 31,             Inception)
                                                                                                                      December 31,
                                                                                   1997               1996               1997
                                                                                ______________   _______________    ______________
                                                                                                                      (Unaudited)
                                                                                (Restated)                            (Restated)
                                                                                ______________                      _____________


Cash Flows From Operating Activities
    Net Loss                                                                $    (1,432,186) $     (1,600,110) $      (9,743,717)
                                                                             ---------------   ---------------  -----------------
    Adjustments to Reconcile Net Loss to Net Cash Used in Operating
        Activities
          Depreciation                                                                40,292            40,915            319,670
          Noncash research and development costs                                           -            31,131             31,131
    Changes in Assets and Liabilities
        (Increase) Decrease in
          Inventory                                                                  144,033         (144,033)                  -
          Due to/from affiliated companies                                             4,485           (2,312)                 57
        Increase (Decrease) in
          Accounts payable and accrued expenses                                    (542,861)           629,407            904,706
          Accrued interest payable                                                 (114,849)            18,371             62,340
                                                                             ---------------   ---------------  -----------------

        Total Adjustments                                                          (468,900)           573,479          1,317,904
                                                                             ---------------   ---------------  -----------------
    Net Cash Used in Operating Activities                                        (1,901,086)       (1,026,631)        (8,425,813)
                                                                             ---------------   ---------------  -----------------

Cash Flows from Investing Activities
    Payments for property and equipment                                                    -            (5,252)         (413,032)
    Loans to stockholders                                                                  -           (7,487)          (774,039)
                                                                             ---------------   ---------------  -----------------
    Net Cash Used in Investing Activities                                                  -          (12,739)        (1,187,071)
                                                                             ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds of additional paid-in capital                                           938,147         1,017,242          2,307,438
    Proceeds from issuance of stock                                                  960,000                 -          7,338,148
    Payment for treasury stock                                                             -                 -           (30,000)
    Loans from stockholder                                                            24,547             8,000             32,547
                                                                             ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                                      1,922,694         1,025,242          9,648,133
                                                                             ---------------   ---------------  -----------------

    Net Increase (Decrease) in Cash                                                   21,608          (14,128)             35,249
    Cash - Beginning of Periods                                                       13,641            27,769                  -
                                                                             ---------------   ---------------  -----------------
    Cash - End of Periods                                                   $         35,249 $          13,641 $           35,249
                                                                             ===============   ===============  =================


See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows








                                                                                    Period From
                                                                                     August 31,
                                                                                   1988 (Date of
                                                                                     Inception
                                                    Years Ended December 31,          Through
                                                ---------------------------------    December 31,
                                                        1997              1996           1997
                                                ---------------   ---------------  -----------------
                                                                                      (Unaudited)
                                                  (Restated)                          (Restated)
                                                ---------------   -----------------
Supplemental  Disclosures of Cash Flow
 Information  Cash paid during the periods
 for: Interest paid                          $         18,499 $          18,413 $           64,656
                                               ===============   ===============  =================
        Income taxes paid                    $              - $               - $                -
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

Going Concern Uncertainty
    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with the engine manufacturers of retrofitters, and upon the manufacture and sale, by CIL, of high performance engines. The Company has suffered recurring losses during its development stage and has accumulated a deficit since its inception to December 31, 1997, of $9,743,717. The Company also has minimal liquid assets, while reporting $1,183,827 in current liabilities. The aforementioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event the Company cannot continue as a going concern.

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

    In the event that facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability would be performed and, accordingly, a determination of the write-down related to the specific assets made.

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
             Net deferred tax asset
                                                            ===============


LICENSES

    The Company has incurred legal and related costs associated with licenses. Such costs amounted to $73,111 and $75,305 for the years ended December 31, 1997 and 1996. As the probable future economic benefit of such costs is uncertain, they have been expensed.

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

                      Rosenberg Rich Baker Berman & Company
                                380 Foothill Road
                          Bridgewater, New Jersey 08807




                          Independent Auditors' Consent





     We consent to the filing of our report, dated May 14, 1998, as an Exhibit to (a) the Form 10-KSB of Coates International, Ltd. for the fiscal year ended December 31, 1997 and to (b) Amendment No. 1 to the Form 10-KSB for the fiscal year ended December 31, 1997.


                              ROSENBERG RICH BAKER BERMAN & COMPANY






Bridgewater, New Jersey
September 25, 1998



















aud-cons.co2