Form 10QSB/A
period 1998-06-30
COATES INTERNATIONAL LTD \DE\
filed 1998-10-01
CIK 948426

FORM 10-QSB/A1

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Ye s X No

    The number of shares of Registrant's Preferred Stock Series A, $0.001 par value, outstanding as of June 30, 1998, was 6,572,424 shares.

                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 1998
                                   (Unaudited)
                                   (Restated)




      Assets

Current Assets
   Cash                                                                                             $        203,555
   Restricted cash                                                                                           112,000
                                                                                                      --------------

      Total Current Assets                                                                                   315,555
                                                                                                      --------------

Property, Plant and Equipment, - Net of Accumulated Depreciation of $355,771                               1,580,448
                                                                                                      --------------

Other Assets
   Mortgage Loan Costs, Net of Accumulated Amortization of $0                                                 39,461
   Deposit                                                                                                     2,500
                                                                                                      --------------

      Total Assets                                                                                         1,937,964
                                                                                                      ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Mortgage payable                                                                                          500,000
   Accounts payable and accrued expenses                                                                     886,881
   Accrued interest payable                                                                                  106,559
   Due to stockholder                                                                                          5,462
                                                                                                      --------------

        Total Current Liabilities                                                                          1,498,902
                                                                                                      --------------

Stockholders' Equity
     Preferred stock, Series A, $.001 par value,  14,000,000 shares authorized -
       voting,  non-cumulative  convertible,  6,572,424  shares issued and
       outstanding                                                                                             6,572
     Common stock,  $.001 par value,  20,000,000  shares authorized - no shares
       issued - Additional paid-in capital                                                                10,582,158
     Deficit  accumulated during the development stage                                                   (10,149,668)
                                                                                                      --------------

        Total Stockholders' Equity                                                                           439,062
                                                                                                      --------------
                                                                                                    $      1,937,964
        Total Liabilities and Stockholders' Equity
                                                                                                      ==============





See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations






                                                                                                                Period From
                                                                                                                 August 31,
                                                                                                               1988 (Date of
                                                                                                                 Inception)
                                                                                                                  Through
                                                                                                                  June 30,
                                                                                                                    1998
                                                                                                              ----------------
                                             Three Months Ended                   Six Months Ended
                                                 March 31,                            June 30,
                                      --------------------------------    ---------------------------------   ----------------
                                           1998             1997               1998              1997
                                      ---------------  ---------------    ---------------   ---------------   ----------------
                                        (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                      ---------------  ---------------    ---------------   ---------------   ----------------
                                        (Restated)                          (Restated)                           (Restated)
                                      ---------------                     ---------------                     ----------------

Revenue                             $               - $              -   $              -  $              - $          687,375
                                      ---------------  ---------------    ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs              91,808           64,744            184,548           136,191          3,237,770
   General and administrative
      expenses                                123,415          347,151            212,808           572,911          7,156,878
   Depreciation expense                             -            6,419              1,606            19,950            321,276
                                      ---------------  ---------------    ---------------   ---------------   ----------------

      Total Operating Expenses                215,223          418,314            398,962           729,052         10,715,924
                                      ---------------  ---------------    ---------------   ---------------   ----------------

   Loss From Operations                     (215,223)        (418,314)          (398,962)         (729,052)       (10,028,549)
                                      ---------------  ---------------    ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                298                7                392                13            125,258
   Interest expense                           (3,781)          (3,600)            (7,381)           (7,200)          (246,377)
                                      ---------------  ---------------    ---------------   ---------------   ----------------

      Total Other Income (Expense)            (3,483)          (3,593)            (6,989)           (7,187)          (121,119)
                                      ---------------  ---------------    ---------------   ---------------   ----------------

Net (Loss)                          $       (218,706) $      (421,907)   $      (405,951)  $      (736,239) $     (10,149,668)
                                      ===============  ===============    ===============   ===============   ================

(Loss) Per Share                    $          (0.03) $         (0.07)   $         (0.06)  $         (0.12)
                                      ===============  ===============    ===============   ===============
                                            6,572,424        5,963,600          6,571,757         5,963,600
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









Date:  October 1, 1998         COATES INTERNATIONAL, LTD.

                               By: s/ George J. Coates
                                    George J. Coates
                                    Chief Executive and Chief Financial Officer











coat10q.698