Form 10KSB/A
period 1997-12-31
COATES INTERNATIONAL LTD \DE\
filed 1998-10-19
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A2

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

Operating expenses incurred during the last quarter and the year ended December 31, 1997, amounted to $363,730 and $1,427,798 respectively, compared to $507,425 and $1,564,447 for the same periods in 1996. In addition, the Company during the last quarter in 1997 issued 500,000 shares of the Company's Series A Preferred Stock issued to George J. Coates pursuant to an exclusive license agreement between CIL an George J. Coates (see "Related Party Transactions" in Notes to Financial Statements). General and administrative expenses net of R&D declined from $1,315,282 in 1996 to $721,829 in 1997, due to, principally, lay-offs of CIL's production staff because of lack of funding as well as the result of ongoing efforts to streamline operations and reduce overhead.

Including the above mentioned, total aggregate operating expenses incurred since August 31, 1988, amounted to $10,316,962, of which the largest portion pertained to research and development expenses which total $3,053,222.

After recognizing $4,388 interest expenses, the Company's operations show a net loss of $1,432,186 or $.24 per share for the year ended December 31, 1997, compared to a net loss of $1,600,110 or $0.27 per share for the preceding year.

Total losses since inception in August 1988 through December 31, 1997 amount to $9,743,717 .

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

At December 31, 1997, CIL had a net worth of $547,976 compared to a negative net worth or capital deficiency of $(488,642) at the beginning of the year. The working capital deficiency which showed a negative balance of $(2,114,271) at December 31, 1996, relatively improved to a negative $(1,036,578) at December 31, 1997. These improvements were a result of capital raising efforts throughout the last year which included capital contributions from Gregory Coates and certain private placements of the Company's preferred stock as well as debt restructuring, which altogether contributed an aggregate $2,468,804 to equity, a figure which does not include $500 in preferred equity realized in connection with the issuance of 500,000 shares Series A Preferred Stock issued to George J. Coates pursuant to an exclusive license agreement between CIL and George J. Coates (see "Related Party Transactions" in Notes to Financial Statements).

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

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                           Period From
                                                                                                            August 31,
                                                                                                           1988 (Date of
                                                                                                            Inception)
                                                                                                             Through
                                                                                                           December 31,
                                                                                                              1997
                                                                                                         -----------------
                                                                          Years Ended December 31,
                                                                      ---------------------------------  -----------------
                                                                           1997              1996
                                                                      ---------------   ---------------  -----------------
                                                                                                          (Unaudited)
                                                                        (Restated)                          (Restated)
                                                                      ---------------                    -----------------
Supplemental  Disclosures of Cash Flow  Information Cash paid during the periods for:

      Interest paid                                                  $         18,499 $          18,413 $           64,656
                                                                      ===============   ===============  =================
                                                                     $              - $               - $                -
      Income taxes paid
                                                                      ===============   ===============  =================

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

      Land and building amounting to $1,500,000 was transferred to the Company from the majority stockholder and his family pursuant to a consent judgment on February 6, 1995. A mortgage of $300,000 was assumed as well as $1,200,000 recorded in additional paid-in capital.

See notes to the financial statements.
                                        6



coat10k2.97a

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Form 10-KSB for the year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.



Date                                       COATES INTERNATIONAL LTD.

October 16, 1998                           By:  s/George J. Coages
                                              George J. Coates, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                                  Date

s/George J. Coates
George J. Coates     Director (Principal Executive             October 16, 1998
                     Principal Financial Officer, Principal
                     Accounting Officer


s/Richard W. Evans
Richard W. Evans       Director                                October 16, 1998


s/Michael J. Suchar
Michael J. Suchar      Director                                October 16, 1998












                                        4


coat10k2.97a