Form 10QSB/A
period 1998-06-30
COATES INTERNATIONAL LTD \DE\
filed 1998-10-19
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A2

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
                                                                                                               Inception)
                                                                                                                Through
                                                                                                                June 30,
                                                                                                                  1998
                                                                                                            ----------------
                                           Three Months Ended                   Six Months Ended
                                                June 30,                            June 30,
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

Results of Operations for the Quarters Ended June 30, 1998 and 1997

No revenues were recognized during the quarters ended June 30, 1998, and 1997. The cash shortage during the second quarter severely hampered the Company's efforts to complete testing and trial of certain engine configurations which is considered crucial in furthering the prospects for successful negotiation of potential sub-license agreements with engine manufacturers and refitters. To overcome this constraint, management during the second quarter had to spend much time and effort in seeking to improve liquidity with the result that towards the end of the quarter, additional funding was secured (see "Liquidity and Capital Resources"). The relatively improved financial situation makes it possible to continue research and development work during the upcoming quarters. However, management at this time cannot with any degree of certainty predict when meaningful revenues might be achieved.

As a result of strict cost control measures and curtailment of activities, operating expenses incurred during the second quarter decreased to $215,223 compared to $418,314 for the same period in 1997. The largest single cost element was research & development expense which totaled $91,808 during the second quarter in 1998. General and administrative expenses totaled $123,415 for the quarter, down from $347,151 in the same quarter in 1997.

After recognizing $3,483 net interest expense, the Company's operations show a net loss from operations of $218,706 or $0.03 per share for the quarter ended June 30, 1998, compared to a net loss of 421,907 or $0.07 per share for the same quarter in the preceding year.

Total losses since inception in August 1988 through June 30, 1998 amount to $10,149,668.


Liquidity and Capital Resources

During June 1998, the Company acquired a new mortgage in the amount of $500,000 and paid off the old mortgage which had a balance of $160,000. The new mortgage will be due in one year and is secured by a first lien on the land and buildings of the Company.

At June 30, 1998, CIL had a net worth of $437,062. Working capital showed a deficit of $(1,183,347), compared to a negative $(1,036,578) at December 31, 1997. This deficit will continue to affect the Company's operations even though the mortgage financing transaction described above provided operating funds. In order to further improve the Company's financial situation and provide funds to meet maturing obligations and finance the ongoing efforts to market the Company's products, management plans to raise additional capital through a combination of private placements and debt issues.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its form 10-QSB for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    COATES INTERNATIONAL, LTD.


Date:   October 16, 1998            By:s/George J. Coates
                                    George J. Coates
                                    Chief Executive and Chief Financial Officer






































coat10q2.698