Form 10QSB
period 1998-09-30
COATES INTERNATIONAL LTD \DE\
filed 1998-12-11
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 1998

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

                                 (732) 449-7717
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes __X__ No _____

     The number of shares of Registrant's Preferred Stock Series A, $0.001 par value, outstanding as of September 30, 1998, was 6,572,424 shares.
                                                                 1

                           COATES INTERNATIONAL, LTD.
                          [A DEVELOPMENT STAGE COMPANY]


                                      INDEX


                                                                       Page
                                                                      Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

     Balance Sheet
     - September 30, 1998                                                 3

    Statements of Operations
   - Three and six months ended September 30, 1998 and 1997
      and since inception                                                 4

   Statements of Cash Flows
   - Three and six months ended September 30, 1998 and 1997
      and since inception                                                 5

  Notes to Consolidated Financial Statements                              6

Item 2  Management's Discussion and Analysis of Financial Condition      7-8
            And Results of Operations

PART II - OTHER INFORMATION                                               9

SIGNATURES                                                               10

FINANCIAL DATA SCHEDULE                                                  23

PART I - Item 1
                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1998
                                   (Unaudited)


      Assets
Current Assets
   Cash                                                                                    $         96,791
   Restricted cash                                                                                 112,000
   Due from related parties                                                                         16,543
                                                                                            --------------

      Total Current Assets                                                                         225,334
                                                                                            --------------

Property, Plant and Equipment, - Net of Accumulated Depreciation of $358,983                     1,577,236
                                                                                            --------------

Other Assets
   Mortgage Loan Costs, Net of Accumulated Amortization of $11,315                                  33,946
   Deposit                                                                                           2,500
                                                                                            --------------

      Total Assets                                                                               1,839,016
                                                                                            ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Mortgage payable                                                                                500,000
   Accounts payable and accrued expenses                                                           961,274
   Accrued interest payable                                                                        106,559
   Due to stockholder                                                                               12,505
                                                                                            --------------

        Total Current Liabilities                                                                1,580,338
                                                                                            --------------

Stockholders' Equity
   Preferred stock, Series A, $.001 par value, 14,000,000 shares authorized - voting,
      non-cumulative convertible, 6,572,424 shares issued and outstanding                            6,572
   Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued                        -
   Additional paid-in capital                                                                   10,703,368
   Deficit accumulated during the development stage                                           (10,451,262)
                                                                                            --------------

        Total Stockholders' Equity                                                                 258,678
                                                                                            --------------
                                                                                          $      1,839,016
        Total Liabilities and Stockholders' Equity
                                                                                            ==============



See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations




                                                                                                                Period From
                                                                                                                 August 31,
                                                                                                               1988 (Date of
                                                                                                                 Inception)
                                                                                                                  Through
                                                                                                               September 30,
                                                                                                                    1998
                                                                                                              ----------------
                                             Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                      --------------------------------    ---------------------------------   ----------------
                                           1998             1997               1998              1997
                                      ---------------  ---------------    ---------------   ---------------   ----------------
                                        (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                      ---------------  ---------------    ---------------   ---------------   ----------------

Revenue                             $               - $              -   $              -  $              - $          687,375
                                      ---------------  ---------------    ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs              98,410           68,373            282,958           204,564          3,336,180
   General and administrative
      expenses                                171,247          193,699            384,055           766,610          7,328,125
   Depreciation expense                         3,212            9,975              4,818            29,925            324,488
                                      ---------------  ---------------    ---------------   ---------------   ----------------

      Total Operating Expenses                272,869          272,047          (671,831)         1,001,099         10,988,793
                                      ---------------  ---------------    ---------------   ---------------   ----------------

   Loss From Operations                     (272,869)        (272,047)          (671,831)       (1,001,099)       (10,301,418)
                                      ---------------  ---------------    ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                432           10,747                824            10,760            125,690
   Interest expense                          (29,157)          (3,600)           (36,538)          (10,800)          (275,534)
                                      ---------------  ---------------    ---------------   ---------------   ----------------

      Total Other Income (Expense)           (28,725)            7,147           (35,714)              (40)          (149,844)
                                      ---------------  ---------------    ---------------   ---------------   ----------------

Net (Loss)                          $       (301,594) $      (264,900)   $      (707,545)  $    (1,001,139) $     (10,451,262)
                                      ===============  ===============    ===============   ===============   ================

(Loss) Per Share                    $          (0.05) $         (0.04)   $         (0.11)  $         (0.17)
                                      ===============  ===============    ===============   ===============
                                            6,572,424        6,022,954          6,572,313         5,983,602
Weighted Average Number of Shares
   Outstanding
                                      ===============  ===============    ===============   ===============









See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows




                                                                                                      Period From
                                                                                                      August 31,
                                                                                                     1988 (Date of
                                                                                                      Inception)
                                                                                                        Through
                                                                                                       September
                                                                                                          30,
                                                                                                         1998
                                                                                                   -----------------
                                                                        Nine Months Ended
                                                                          September 30,
                                                                ---------------------------------  -----------------
                                                                     1998              1997
                                                                ---------------   ---------------  -----------------
                                                                  (Unaudited)       (Unaudited)       (Unaudited)
                                                                ---------------   ---------------  -----------------

Cash Flows From Operating Activities                           $      (642,920) $     (1,768,396) $      (8,634,094)
                                                                ---------------   ---------------  -----------------

Cash Flows From Investing Activities                                          -                 -        (1,621,710)
                                                                ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds from mortgage payable                                      454,739                 -            454,739
    Repayment of mortgage payable                                     (160,000)                 -          (160,000)
    Proceeds of additional paid-in capital                              289,247         1,010,617          2,596,685
    Proceeds from issuance of stock                                     129,000           950,000          7,467,148
    Payment for treasury stock                                                -                 -           (30,000)
    Proceeds from (repayment of) stockholder loans                      (8,524)                 -             24,023
                                                                ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                           704,462         1,960,617         10,352,595
                                                                ---------------   ---------------  -----------------

    Net Increase in Cash                                                 61,542           192,221             96,791
    Cash - Beginning of Periods                                          35,249            13,641                  -
                                                                ---------------   ---------------  -----------------
    Cash - End of Periods                                      $         96,791 $         205,862 $           96,791
                                                                ===============   ===============  =================















See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ended December 31, 1998 and 1997, respectively. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

RELATED PARTY TRANSACTION

    Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates is the sole stockholder. During the nine months ended September 30, 1998 and 1997, $72,512 and $144,000, respectively, were paid for these services.

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

MORTGAGE PAYABLE

    The Company acquired a new mortgage during June 1998. The old mortgage of $160,000 was settled from the proceeds of the new mortgage. Terms of the new mortgage are such that the principal amount will be due in one year, monthly interest payments only will be made at 18% per annum, and the mortgage is secured by a first mortgage on the land and buildings of the Company with a net book value at September 30, 1998 of $1,549,663. The Company's principal stockholder and Chief Executive Officer has also personally guaranteed the mortgage.

            ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates, as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 (the
"Predecessor   Entity").   As  a  result  of  a  dispute  with  certain   former
employee-directors who claimed top own approximately nine percent of the Predecessor Entity's outstanding capital stock, the Predecessor Entity was reorganized in November 1991. Pursuant to the reorganization, all of the Predecessor Entity's assets subject to liabilities were distributed to CIL, the non- litigating stockholders of the Predecessor Entity became the stockholders of CIL, and the Predecessor Entity was dissolved.

CIL has completed the basic development of a spherical rotary valve system (the "Coates System"), the development of which was initiated by its founder, George
J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable Unites States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds a non-exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the "License Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any moneys including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. Recently, during October, 1998, George J. Coates and Gregory Coates granted CIL an exclusive, worldwide license covering the Coates Patents, conditioned upon CIL successfully raising equity capital: see copy of Exclusive Conditional Worldwide License Agreement, dated October 9, 1998, attached as an exhibit to this Report.

CIL has a short operating history, during which it has primarily devoted its attention to developing the technology associated with the Coates System. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology.

CIL is currently manufacturing components for high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as may be set forth herein, CIL has not sold any automotive engines or components during the quarter ended September 30, 1998. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engine manufacturers and retrofitters and upon the Company's successful marketing and sales of high performance automotive, motorcycle and marine racing engines. Despite limited success to date due principally to its lack of funding, CIL will continue aggressively to pursue the marketing of Coates System technology to potential sub-licensees.

Results of Operations for the Quarters Ended September 30, 1998 and 1997

No revenues were recognized during the quarters and nine months periods ended September 30, 1998, and 1997. The Company was not able to successfully complete certain prototype engine configurations and, as a consequence, did not obtain binding orders, owing to a continuing shortage of working capital that dictated a rigorous cost savings course of action. The relative scarcity of financial and, especially, personal resources that could be brought to bear on the ongoing research and development work is causing significant delays in advancing the testing and trial of such engine configurations. Management is continuing to seek additional funding, however at this time, cannot with any degree of certainty predict whether such efforts will be successful.

The absence of revenues caused all operating and interest expenses to directly reflect in the net result as losses. Total operating expenses incurred during the last quarter amounted to $272,869 compared to $272,047 for the same period in 1997. Somewhat higher research and development expenses, which showed little change from the preceding quarter, were largely offset by lower general and administrative expenses.

After recognizing $28,725 net interest expense, the Company's operations show a net loss from operations of $301,594 or $0.05 per share for the quarter ended September 30, 1998, compared to a net loss of $264,900 or $0.04 per share for the same quarter in the preceding year. The corresponding figures for the nine month periods show a loss of $707,545 or $0.11 per share in 1998, and a loss of $1,001,139 or $0.17 per share in 1997.

Total losses since inception in August 1988 through September 30, 1998 amount to $10,451,262 .


Liquidity and Capital Resources

  The Company's balance sheet and financial condition did not change materially during the quarter. However, the losses experienced during this period affected cash flow and, therefore, the Company's cash position . Cash on hand currently is insufficient to guaranty an orderly retirement of liabilities unless their due dates are extended. The new mortgage obtained in June, 1998 in the amount of $500,000 will be due within less than twelve (12) months. It is secured by a first lien on the land and buildings of the Company in Wall Township, New
Jersey. Management is currently exploring various alternative financing arrangements to raise additional capital through a combination of private placements and debt financing. At the time of this Report, no binding financial arrangements have been consummated.

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


Item 5        OTHER INFORMATION     -  None


Item 6        EXHIBITS AND REPORTS ON FORM 8-K

              (b) The Company filed a current report on Form 8-K on October 22, 1998 with the U.S. Securities and Exchange Commission, disclosing under Item 5, the execution and delivery of a certain Exclusive Conditional Worldwide License Agreement, dated October 9, 1998, by and between the Company, Mr. George J. Coates and Gregory Coates, a copy of which is attached to this Report as an Exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  COATES INTERNATIONAL, LTD.




Date: December 7, 1998            By: s/George J. Coates
                                   -------------------
                                    George J. Coates
                                    Chief Executive and Chief Financial Officer


































coat10q.998

                                     EXHIBIT




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT



                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):  October 22, 1998

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
(Address of principal executive office)         Zip Code

Registration telephone number, including area code: (732) 449-7717


Former name or former address, if changed since last report)

Item 5.       Other Events.

              On October 9, 1998, Registrant received an exclusive, worldwide license to make, use and sell products incorporating the patents owned by George J. Coates, the founder and controlling shareholder of Registrant, and his son, Gregory Coates, which cover the "Coates Spherical Rotary Valve" system. This new license, which supersedes the previous license, expands the territorial coverage of the previous license held by Registrant from those countries, their territories and possessions, comprising North America, Central America and South America, to all the countries in the world. The new license automatically terminates under certain conditions involving bankruptcy or receivership and in the event Registrant fails to obtain equity financing in the minimum amount of $2,000,000 by January 17, 1999. A copy of the "Exclusive Conditional Worldwide License Agreement", dated October 9, 1998 is annexed to this Current Report as an exhibit.

              In consideration of the grant of this worldwide license, Registrant agreed to (a) issue to George J. Coates (i) 500,000 shares of its Series A Preferred Stock (ii) 500,000 shares of its Common Stock and (iii) 500,000 shares of a new series of Series A Preferred Stock with supervoting rights entitling its holder to exercise 1,000 votes per share on all shareholder matters. In addition, Registrant agreed to pay to George J. Coates (x) a license payment in the amount of $2,500,000 when, as and if Registrant has sufficient capital to make such payment and (y) royalty payments in amounts equal to twenty (20%) percent of royalties received by Registrant from its future licensing activities.

Item 7.       Financial Statements and Exhibits.

              (c)      Exhibits.

              (10) Exclusive Conditional Worldwide License Agreement, dated October 9, 1998, by and between Coates International, Ltd., George J. Coates and Gregory Coates.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Current Report to be signed on its behalf by the undersigned hereunto duly authorized.


     October 22, 1998                   Coates International, Ltd.



                                        By: s/George J. Coates
                                            George J. Coates, President
                                            and Chief Executive Officer

































coates2.8k

                EXCLUSIVE CONDITIONAL WORLDWIDE LICENSE AGREEMENT

     THIS AGREEMENT,  dated this 9th day of October, 1998, by and between GEORGE
J. COATES, individually, residing at 1811 Murray Drive, Wall Township, New Jersey 07719 (hereinafter referred to as "LICENSOR I") and GREGORY COATES, residing at 1811 Murray Drive Wall Township, New Jersey 07719 (hereinafter referred to as "LICENSOR II"), and COATES INTERNATIONAL, LTD. having its principle place of business at Route 34 and Ridgewood Road, Wall Township, New Jersey 07719, (hereinafter referred to as "LICENSEE").

                              B A C K G R O U N D:

     WHEREAS, LICENSOR I is the patentee and owns and has the right to license certain PATENT RIGHTS (as hereinafter defined) used in the design and construction of internal combustion engines employing spherical rotary valves (the "COATES SPHERICAL ROTARY VALVE SYSTEM"); and
     WHEREAS, LICENSOR II has loaned LICENSOR I funds to reimburse Coates International, Ltd. for patent expenses; and
     WHEREAS, LICENSOR I has granted to LICENSOR II and LICENSOR has accepted an exclusive, revocable license with the right to sublicense; and
     WHEREAS, LICENSOR I and LICENSOR II had each granted to LICENSEE, by License Agreement, dated December 22, 1997, an exclusive revocable license for all of the countries, their territories and possessions, comprising North America, Central America and South America to make, use, sell and have made, LICENSED PRODUCT falling within the scope of the PATENT RIGHTS; and
     WHEREAS, it is the desire of LICENSOR I and LICENSOR II to modify and expand upon the previously granted license for the consideration set forth herein and to render the previously granted licenses superseded by this license and hence null and void.
     NOW THEREFORE, in consideration of the premises and covenants and other good and valuable consideration and the mutual promises of the performance of the undertakings herein, it is agreed by and between the parties hereto as follows:
                             ARTICLE I - DEFINITIONS

     1.1 - "CSRV VALVE SYSTEM" shall mean a cylinder head or heads for an internal combustion engine manufactured in accordance with the PATENT RIGHTS (as hereinafter defined).

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

     1.5 - "TERRITORY" shall mean all of the countries, their territories and possessions, either currently existing or hereinafter formed, in the world.

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

  (2) LICENSOR hereby grants to LICENSEE the exclusive right to manufacture and sell PROTOTYPES falling within the scope of the PATENT RIGHTS anywhere in the world.

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

                             ARTICLE III - PAYMENTS

     3.1 - In consideration for the grant of this license, the LICENSEE shall grant to LICENSORS, shares of stock in LICENSEE. The shares shall be granted as follows: 500,000 Series A Preferred shares to LICENSOR I; 500,000 Common Shares to LICENSOR I; the LICENSEE shall cause the creation of a new series of Series A Preferred shares with voting rights for all shareholder matters equal to 1,000 votes per share and to issue 500,000 of the to-be-created new series A Preferred shares to LICENSOR I.

     3.2 - In further consideration of the granting of this License, LICENSEE shall (a) pay all costs associated with the PATENT RIGHTS identified herein in the TERRITORY; (b) pay to LICENSOR I a license payment fee in the amount of $2,500,000, payable when, as and if the LICENSEE has sufficient capital to make such payment, and; (c) pay to LICENSOR I a royalty payment in the amount of twenty (20%) percent of any and all royalties received by the LICENSEE pursuant to any and all license, royalty or other agreement with any third party in the TERRITORY derived from the manufacture, assembly or sale of any part, accessory, component or engine incorporating any aspect of the PATENT RIGHTS, the CSRV VALVE SYSTEM or IMPROVEMENTS.

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

     5.2 - This Agreement shall terminate effective immediately upon:

          (a) The filing by LICENSEE of an involuntary petition in bankruptcy, the entry of a decree or order by a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator, receiver, trustee in bankruptcy or liquidator for LICENSEE in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings, or the winding up or liquidation of its affairs, and the continuance of any such petition, decree or order undismissed or unstayed and in effect for a period of sixty (60) consecutive days; or

              (b) The  voluntary  or  involuntary  consent  of  LICENSEE  to the appointment of a conservator, receiver, trustee in bankruptcy or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings of or relating to LICENSEE, or relating to substantially all of its property, or if LICENSEE shall admit in writing its inability to pay its debts generally as they become due, file a petition to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency, reorganization or bankruptcy statute, make an assignment for the benefit of its creditors or voluntarily suspend payment of its obligations; or

              (c) the failure of LICENSEE to successfully consummate the private placement of the minimum 400,000 of its Common Shares being offered pursuant to LICENSEE'S Confidential Private Offering Memorandum, dated October, 1998, pursuant to the terms and provisions set forth therein.

                ARTICLE VI - LIMITATION OF ASSIGNMENT BY LICENSEE

     6.1 - This License is non-assignable and the rights, duties and privileges of LICENSEE hereunder shall not be sold, transferred, hypothecated, or assigned by LICENSEE, either in whole or in part without the consent of

LICENSORS.
                           ARTICLE VII - GOVERNING LAW
orced in
     7.1 - This Agreement shall be governed by and construed and enforced in accordance with the Laws of the State of New Jersey and each party hereby submits to the jurisdiction of any state or federal court in the State of New Jersey in the event of any claims arising under this Agreement.

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

     8.3 - This Agreement is understood by the parties hereto to specifically supersede both the February 17, 1997 License from LICENSOR I to LICENSEE and any subsequent amendments thereto as well as the Agreement from LICENSOR II to LICENSEE dated February 22, 1997 as well as the License Agreement, dated December 22, 1997, executed and delivered by and between LICENSOR I, LICENSOR II and LICENSEE and any subsequent amendments thereto.

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

     IN WITNESS WHEREOF, the parties have cause this Agreement to be executed as of the date first above written by their authorized representatives.
ATTEST:

                       s/George J. Coates
                       GEORGE J. COATES - INDIVIDUALLY

                       s/Gregory Coates
                       GREGORY COATES - INDIVIDUALLY

                      COATES INTERNATIONAL, LTD.

                       BY:   s/George J. Coates
                                GEORGE J. COATES
                                PRESIDENT AND CHIEF
                                EXECUTIVE OFFICER


coatlic2.agr