Form 10KSB/A
period 1997-12-31
COATES INTERNATIONAL LTD \DE\
filed 1998-12-14
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A3

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

          Issuer's telephone number, including area code (732) 449-7717

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

      Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions made by Gregory Coates and the above described payments from Harley Davidson and Millwest. As a development stage company, CIL has incurred losses from the inception of the Predecessor Entity in August 1988 through December 31, 1997 of $9,743,717 and at December 31, 1997, had a net worth of $547,976 and negative working capital of ($1,036,578).

         The Company's auditors have included in its report, dated May 14, 1998, and filed as an exhibit to the Form 10-KSB, prepared in connection with its audit of the Company's financial statements for the firscal year ended December 31, 1997, its observations that (1) the Company has suffered recurring losses during its development stage and has accumulated a deficit since its inception to December 31, 1997, of over $9,700,000; (2) that the Company has minimal liquid assets, while reporting over $1,000,000 in current liabilities and; (3) that the Company's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters and upon the manufacture and sale of high performance engines. These observations have led the auditors to opine that there exists substantial doubts about the Company's ability to continue as a going concern.

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

that the overall weight may be greater than a comparable poppet valve train system and that initial manufacturing costs will be greater than a comparable poppet valve train system. Since Chrysler's visit in 1993, CIL has conducted additional tests that counteract the majority of Chrysler's negative comments.

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

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Restated)



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
         Weighted Average Number of Shares
                                                                    ===============   ===============





See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Restated)

                                                                                                                   Period From
                                                                                                                   August 31,
                                                                                                                  1988 (Date of
                                                                                                                   Inception)
                                                                                                                     Through
                                                                                                                  December 31,
                                                                                                                      1997
                                                                                                                -----------------
                                                                                 Years Ended December 31,
                                                                             ---------------------------------  -----------------
                                                                                  1997              1996
                                                                             ---------------   ---------------  -----------------
                                                                                                                   (Unaudited)
                                                                               (Restated)                          (Restated)
                                                                             ---------------                    -----------------
Cash Flows From Operating Activities
    Net Loss                                                                $    (1,432,186) $     (1,600,110) $      (9,743,717)
                                                                             ---------------   ---------------  -----------------
    Adjustments to Reconcile Net Loss to Net Cash Used in Operating
        Activities
          Depreciation                                                                40,292            40,915            319,670
          Noncash research and development costs                                           -            31,131             31,131
    Changes in Assets and Liabilities
        (Increase) Decrease in
          Inventory                                                                  144,033         (144,033)                  -
          Due to/from affiliated companies                                             4,485           (2,312)                 57
        Increase (Decrease) in
          Accounts payable and accrued expenses                                    (542,861)           629,407            904,706
          Accrued interest payable                                                 (114,849)            18,371             62,340
                                                                             ---------------   ---------------  -----------------

        Total Adjustments                                                          (468,900)           573,479          1,317,904
                                                                             ---------------   ---------------  -----------------
    Net Cash Used in Operating Activities                                        (1,901,086)       (1,026,631)        (8,425,813)
                                                                             ---------------   ---------------  -----------------

Cash Flows from Investing Activities
    Payments for property and equipment                                                    -            (5,252)         (413,032)
    Loans to stockholders                                                                  -           (7,487)          (774,039)
                                                                             ---------------   ---------------  -----------------
    Net Cash Used in Investing Activities                                                  -          (12,739)        (1,187,071)
                                                                             ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds of additional paid-in capital                                           938,147         1,017,242          2,307,438
    Proceeds from issuance of stock                                                  960,000                 -          7,338,148
    Payment for treasury stock                                                             -                 -           (30,000)
    Loans from stockholder                                                            24,547             8,000             32,547
                                                                             ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                                      1,922,694         1,025,242          9,648,133
                                                                             ---------------   ---------------  -----------------

    Net Increase (Decrease) in Cash                                                   21,608          (14,128)             35,249
    Cash - Beginning of Periods                                                       13,641            27,769                  -
                                                                             ---------------   ---------------  -----------------
    Cash - End of Periods                                                   $         35,249 $          13,641 $           35,249
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

Restatement of Financial Statements
    The statements of operations and cash flows for the year ended December 31, 1997 and for the period from August 31, 1988 (date of inception) through December 31, 1997 have been restated to reduce previously reported research and development costs-related party, by $10,000,000 in 1997 and $5,066,671 in years prior thereto. This restatement gives effect to a change in reporting the cost of certain patents and licenses contributed to the Company in exchange for preferred stock issued to GJC from their fair market value to the contributor's basis.

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

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to its Form 10-KSB for the year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.



Date                                   COATES INTERNATIONAL LTD.

December 14, 1998                      By s/George J. Coates
                                          -------------------
                                         George J. Coates, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                              Date

s/George J. Coates
George J. Coates       Director (Principal Executive           December 14, 1998
                       Principal Financial Officer, Principal
                       Accounting Officer

 s/Richard W. Evans
Richard W. Evans       Director                                December 14, 1998


s/Michael J. Suchar
Michael J. Suchar      Director                                December 14, 1998














coat10k3.97a