Form 10KSB
period 1998-12-31
COATES INTERNATIONAL LTD \DE\
filed 1999-04-15
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

                                 Title of Class
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. [ ]

Issuer did not generate any revenues for the year ended December 31, 1998.

During the year ended December 31, 1998, there was no established public trading market for the issuer's Series A Preferred Stock. On December 31, 1998, there were 6,572,424 shares of Series A Preferred Stock of the Issuer issued and outstanding.

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

      Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions made by Gregory Coates and from several entities for prototype models and license fees. As a development stage company, CIL has incurred losses from the inception of the Predecessor Entity in August 1988 through December 31, 1998 of $10,845,470 and at December 31, 1998, had a net worth (deficit) of ($18,816) and negative working capital of ($1,101,056).

         CIL's auditors have included in its report, dated April 8, 1999, and filed as an exhibit to the Form 10-KSB, prepared in connection with its audit of CIL's financial statements for the fiscal year ended December 31, 1998, its observations that (1) CIL has suffered recurring losses during its development stage and has accumulated a deficit since its inception to December 31, 1998, of $10,845,470; (2) that CIL has minimal liquid assets, while reporting $1,253,729 in current liabilities and; (3) that CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters and upon the manufacture and sale of high performance engines. These observations have led the auditors to opine that there exists substantial doubts about CIL's ability to continue as a going concern.

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

     CIL is currently manufacturing components for the assembly of several high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey manufacturing facility. These components include automotive seals, casings, shafts and spheres comprising the Coates System. During CIL's fiscal year ended December 31, 1997, CIL built or retrofitted ten (10) V8 302 automobile engines, 3 of which were installed in a Bronco truck, 1996 Ford Mustang and in a 1988 Ford Mustang, respectively. Except as set forth herein, none of the engines have been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. After it completes manufacture of a sufficient backlog of such engines, CIL intends to attempt to convert these inquiries into binding sales orders, to fill such orders from its limited inventory of engines and to continue to manufacture on a limited basis and market high performance automotive, motorcycle and marine racing engines using the Coates System technology. Assuming CIL obtains sufficient financing and a sufficient number of orders, CIL management believes that it will be able to produce racing engines using the Coates System technology at its Wall Township facility on a limited basis at the rate of approximately 30 engines per month. CIL expects that the bulk of its initial sales of engines, to the extent it is able to effectuate same, will be at a base sales price in the range of $25,000 to $30,000 per engine although depending on type and size, some of the engines may be priced as high as $75,000. To achieve such production levels, CIL will be required to expand its production work force to approximately 15-20 production workers.

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

      In April 1996, CIL executed a license agreement with Nicholson McLaren granting Nicholson McLaren a non-exclusive license to assemble, sell, use and lease internal combustion engines incorporating the Coates Spherical Rotary Valve System within the European Patent Community, which includes but is not limited to Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In consideration of the rights granted under the license agreement, Nicholson McLaren agreed to pay CIL a licensing fee of $5 million payable $37,375 upon receipt of the first demonstration model by Nicholson McLaren from CIL; another $37,375 upon receipt of the second; with the balance to be paid out of sales (if any) of internal combustion engines modified with the Coates Spherical Rotary Valve System assembled by Nicholson McLaren with components purchased from CIL. The balance is payable pursuant to a payment schedule to be mutually agreed between both parties. The license agreement also gives Nicholson McLaren the right to obtain a manufacturing license from CIL against payment of royalties on the manufacture of components at a rate to be established. CIL recognized revenue of $37,375 in 1996 upon receipt of cash from Nicholson McLaren after delivery of the first demonstration model in April 1996. CIL has waived payment for the second demonstration model which was delivered in July 1996. CIL has retained ownership to this second model which is being demonstrated by Nicholson McLaren for potential customers on behalf of CIL. The payment schedule with respect to the balance of the licensing fee has not yet been finalized by the parties. No assurances can be given that CIL will be paid a substantial portion of the balance of the licensing fee by Nicholson McLaren as such balance is contingent upon future sales by Nicholson McLaren of internal combustion engines modified with the Coates Spherical Rotary Valve System. During 1996, John Nicholson, the president of Nicholson McLaren purchased 4,000 shares of CIL Series A Stock at $20 per share.

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

Employees

      At December 31, 1998, CIL employed five (5) full-time employees, including George J. Coates and his son Gregory who perform both management, assembly and research and development functions; George J. Coates' wife Bernadette who is involved in administration functions and a bookkeeper.

Item 2.           Description of Property

      CIL's executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction on a 6 1/2 acre site in Wall Township, New Jersey. CIL acquired this property from The George J. Coates 1991 Family Partnership, L.P. in 1995. On March 22, 1999, CIL refinanced its property and gave a first mortgage in the amount of $900,000 to Eastern Savings Bank, FSB of New York. This first mortgage requires monthly payments of $12,521, accrued interest at the rate of 15.99%, per annum, and its outstanding principal balance and accrued interest become due and payable in March, 2004.

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

Item 4.           Submission of Matters to a Vote of Security Holders

      CIL did not submit any matter to a vote of its stockholders during the fourth quarter of calendar year 1998.

                            COATES INTERNATIONAL LTD.

                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters

      There is no established public trading market for CIL's only outstanding class of capital stock, its Series A Preferred Stock. At December 31, 1998, the approximate number of holders of record of the Series A Preferred Stock was 510. CIL has not paid any dividends with respect to its Series A Preferred Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the foreseeable future.

Item 6.           Management's Discussion and Analysis or Plan of Operation

     Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates, as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

CIL has completed the basic development of a spherical rotary valve system (the "Coates System"), the development of which was initiated by its founder, George
J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable Unites States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds an exclusive license from George
J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the "License Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any moneys including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See "Item 1 - Patents and Licensees."

CIL has a short operating history, during which it has primarily devoted its attention to developing the technology associated with the Coates System. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology.

CIL is currently manufacturing high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as set forth herein, none of the engines has been sold. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engine manufacturers and retrofitters and upon CIL's successful marketing and sales of high performance automotive, motorcycle and marine racing engines. Despite limited success to-date Coates will continue manufacturing a limited inventory of automotive engines, and pursue the marketing of Coates System technology. Such efforts will especially be directed towards sub-licensing of the technology.

Results of Operations from Inception August 31, 1988, through December 31, 1998

Virtually no revenues were realized from the inception of operations through December 31, 1998, as the principal operations were those of a development stage company. See "The Coates System". No revenues were recognized during the last quarter and year ended December 31, 1998.

Operating expenses incurred during the last quarter and the year ended December 31, 1998, amounted to $371,707 and $1,043,538 respectively, compared to $426,699 and $1,427,798 for the same periods in 1997. General and administrative expenses net of R&D declined from $721,829 in 1997 to $619,320 in 1998, due principally to inactivity, lay-offs of CIL's production staff because of lack of funding as well as the result of ongoing efforts to streamline operations and reduce overhead.

Including the above mentioned, total aggregate operating expenses incurred since August 31, 1988, amounted to $11,360,500, of which the largest portion pertained to general and administrative expenses which total $7563,390.

After recognizing $58,215 interest expenses, CIL's operations show a net loss of $1,101,753 or $.17 per share for the year ended December 31, 1998, compared to a net loss of $1,432,186 or $.24 per share for the preceding year.

Total net losses since inception in August 1988 through December 31, 1998 amount to $10,845,470.

Liquidity and Capital Resources

Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities.. Capital contributions of $384,961 were advanced to CIL by Gregory Coates in 1998 as compared to $953,834 advanced during 1997. Certain of the aforesaid funds generated income from bank accounts in a depository institution; that interest income was also expended by CIL.

At December 31, 1998, CIL had a net worth (deficit) of $18,816 compared to $547,976 for the prior year. The working capital deficiency which showed a negative balance of $(1,036,578) at December 31, 1997, declined to a negative $(1,101,056) at December 31, 1998. This decline of net worth was due principally to a lack of both revenues and capital contributions in 1998..

In order to improve CIL's financial situation and provide funds to meet current obligations and finance the ongoing efforts to market CIL's products, management plans to raise additional capital through a combination of private placements and debt issues. While the successful realization of such plans cannot be assured, management continues to be confident that CIL's unique patented technology will attract investments, which shall provide the means for continued efforts to obtain firm orders and sub-license agreements with engine manufacturers and refitters, which ultimately will yield positive cash flows.

Note Regarding Forward-Looking Statements

      This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause CIL's actual results in future periods to be materially different from any future performance suggested herein.

Item 7.  Financial Statements

         The information called for by this item appears at the end of this Form 10-KSB.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On March 27, 1998, CIL dismissed the firm of Moore Stephens, P.C. which firm was its principal independent accounting firm previously engaged to audit CIL's financial statements.

         Moore Stephens, P.C. audit report with respect to CIL's financial statements for the fiscal years ended December 31, 1996 and 1995, dated January 24, 1997, contained a qualified opinion, expressing uncertainty as to whether CIL would be able to continue its operations and business as a going concern.

         The decision to dismiss Moore Stephens and to retain a new principal independent accounting firm was approved by CIL's board of directors.

         During the two fiscal years ended December 31, 1996 and 1995, there were no disagreements between CIL and Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moore Stephens, P.C., would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

         During 1998, CIL engaged the accounting firm of Rosenberg Rich Baker Berman & Company ("RRBB") to serve as its principal independent accounting firm and to audit its finaicial statements for the year ended December 31, 1997 and December 31, 1996.

         RRBB's report issued in connection with CIL's financial statements for the years ended December 31, 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion. However, such report did include a modification of the auditor's standard report, stating that:

         ...CIL has insignificant revenues to date, has incurred losses and has accumulated a deficit since its inception to December 31, 1998, of over $9,743,717 in research and development activities. CIL also has minimal liquid assets, while reporting $1,183,827 in current liabilities. These conditions raise substantial doubt about CIL's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 CIL is unaware of the occurrence of any of the kinds of events described in subparagraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-B as promulgated by the SEC.

                            COATES INTERNATIONAL LTD.

                                    PART III


     Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

             At December 31, 1998, the executive officers and directors of CIL were as follows:

    Name                      Age                   Position

George J. Coates               58       President, Treasurer, Chief Executive
                                        Officer, Chief Financial Officer and
                                        Director

Richard W. Evans               67       Secretary and Director

Michael J. Suchar D.D.S.       43       Director

         George J. Coates has been employed by CIL since its inception as president and chief executive officer. Mr. Coates is an Irish citizen but has been granted resident alien status in the United States. See"Item 3" herein as to the final consent judgment executed by George J. Coates in connection with an SEC complaint.

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

Item 10. Executive Compensation

         None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1996, 1997 and 1998, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's chief executive officer, whose compensation was as follows:

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation
                               Year Ended
         Name                  December 31                Salary

George J. Coates,                 1998                    $186,947
Chief Executive Officer           1997                    $183,550
                                  1996                    $184,908

* CIL had agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of a non-exclusive license. See "Item 1-Business-Patents and Licenses." The fee was payable at management's discretion but in no event later than February 17, 1998. In September 1998, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Preferred Stock to Mr. Coates as the license fee. The shares were issued to Mr. Coates in November 1998.

         To date, no employee stock options have been granted by CIL.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 1998 the ownership of CIL Series A Preferred Stock by (i) each person known by CIL to be the beneficial owner of more than 5% of the outstanding Series A Preferred Stock,
(ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.


                                       Shares of Series A
Name of                             Stock Beneficially Owned
Beneficial Owner                      Number        Percent

George J. Coates*                4,994,000 shs        76%
Gregory Coates*                    318,150 shs         5%
Richard W. Evans                    16,500 shs         .003%
Michael J. Suchar                    6,000 shs         .001%

All directors and executive
officers as a Group (four persons)   5,334,650 shs        81%

        * c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

Item 12. Certain Relationships and Related Transactions

         Through the first half of calendar 1997, CIL subcontracted for its project labor expense with Coates Precision Engineering, Inc., an entity controlled by George J. Coates. The amounts paid to such subcontractor with respect to 1995, 1996 and 1997 were $187,889, $181,500 and $212,626, respectively. These payments constitute a direct pass through to the subcontractor of payroll, workers' compensation and hospitalization insurance expense and management believes the arrangement was in CIL's best interests. For the fiscal year ended December 31, 1998, CIL did not pay for any project labor expense through Coates Precision Engineering, Inc.

         In the second half of calendar 1995, and during calendar years 1996, 1997 and 1998, CIL was primarily dependent for its working capital on capital contributions made by Gregory Coates, the son of George J. Coates, a principal (5% or greater) stockholder and until January 1996, an executive officer and a director of CIL. Such capital contributions advanced by Gregory Coates in 1995, 1996, 1997 and 1998, aggregated $404,549, $1,132,523, $953,834 and $384,961, respectively. The funds for such advances were obtained from sales of Gregory Coates' shares of CIL Series A Preferred Stock at a price of $20 per share.

         On October 9, 1998, George J. Coates and his son Gregory executed and delivered a certain Exclusive Conditional Worldwide License Agreement to CIL in connection with an arrangement to raise private equity with a placement agent. Pursuant to the terms of the license, it would automatically terminate in the event the placement agent did not arrange for certain equity funding on or before January 17, 1999. The placement agent failed to perform and this license automatically terminated on January 17, 1999.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits

Exhibit No.                        Description of Exhibit

         The following listed Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 1998 from CIL's Registration Statement, filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

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

Exhibit No.                        Description of Exhibit

10.4 License Agreement dated February 17, 1995, between George J. Coates and CIL and First and Second Amendments thereto dated July 17, 1995.
10.4(a) Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and CIL.
10.5       License  Agreement  dated February 22, 1993 between  Gregory
           Coates and CIL and First  Amendment  thereto  dated July 17, 1995.
10.6       Prototype Manufacturing Agreement dated July 16, 1991 between
           CIL, George  J. Coates and Harley-Davidson, Inc.
10.7 License Agreement dated February 4, 1994 by and between CIL, Coates International Licensing Partnership, L.P., George J.
           Coates and Millwest Corporation.
10.8 Securities and Exchange Commission Complaint filed on July 22, 1994 in the United States District Court for the Southern District of New York (94 Civ. 5361) against George J. Coates, CIL and related entities.
10.9 Final Consent Judgment of CIL in the above action initiated by the Commission (94 Civ. 5361).
10.10 Final Consent Judgment of George J. Coates in the above action initiated by the Commission (94 Civ. 5361).

     The following Exhibit is hereby incorporated into this Form 10-KSB for the fiscal year ended December 31, 1998 from CIL's Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on June 17, 1998:

10.3           License Agreement dated December 22, 1997 between George
                J. Coates, Gregory Coates and CIL.
                                   __________

 (27)           Financial Data Schedule - attached to Exhibit A

                 (b)   Reports on Form 8-K

               (1) CIL filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the facts surrounding the execution and delivery of a certain Exclusive Conditional Worldwide License Agreement, dated October 9, 1998, by and between Coates International, Ltd., George J. Coates and Gregory Coates.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date                                   COATES INTERNATIONAL LTD.

April 14, 1999                         By: /s/George J. Coates
                                          George J. Coates, President
                                          Chief Executive Officer and
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                                Date

/s/George J. Coates
George J. Coates         Director (Principal Executive           April 14, 1999
                         Principal Financial Officer, Principal
                         Accounting Officer

/s/Richard W. Evans
Richard W. Evans         Director                                April 14, 1999



Michael J. Suchar        Director                                April __, 1999





coat10k.98

                           Coates International, Ltd.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 1998 and 1997

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Index to the Financial Statements
                           December 31, 1998 and 1997





                                                                        Page

Auditors' Report  ..............................................         1

Financial Statements

     Balance Sheet..............................................         2

     Statements of Operations...................................         3

     Statement of Stockholders' Equity..........................         4

     Statements of Cash Flows...................................        5-6

     Notes to the Financial Statements..........................       7-10

                          Independent Auditors' Report


To the Board of Directors and Shareholders of Coates International, Ltd.

We have audited the balance sheet of Coates International, Ltd. (A Development Stage Company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, ltd. (A Development Stage Company) as of December 31, 1998, and the results of their operations, and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception (August 31, 1988) through December 31, 1998 as shown in the cumulative columns on the statements of operations, stockholders' equity and cash flows.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has insignificant revenues to date, has incurred losses and has accumulated a deficit since its inception to December 31, 1998, of $10,845,470 in research and development activities. The Company also has minimal liquid assets, while reporting $1,253,729 in current liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in the notes to the financial statements. The financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

Bridgewater, New Jersey
April 8, 1999

                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1998



      Assets
Current Assets
   Cash                                                                                               $         14,575
   Restricted cash                                                                                             112,000
   Prepaid insurance                                                                                             6,555
    Due from related parties                                                                                    19,543
                                                                                                        --------------

      Total Current Assets                                                                                     152,673
                                                                                                        --------------

Property, Plant and Equipment - Net                                                                          1,556,359

Other Assets
    Mortgage loan costs, net of accumulated amortization of $23,380                                             23,381
   Deposit                                                                                                       2,500
                                                                                                        --------------

      Total Assets                                                                                           1,734,913
                                                                                                        ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                                                                             26,180
   Accrued expenses                                                                                          1,108,485
   Accrued interest payable                                                                                    106,559
   Due to stockholder                                                                                           12,505
                                                                                                        --------------

        Total Current Liabilities                                                                            1,253,729
                                                                                                        --------------

      Mortgage payable                                                                                         500,000

Stockholders' Equity
   Preferred stock, Series A, $.001 par value, 14,000,000 shares authorized -
   voting, non-cumulative convertible, 6,572,424 shares issued and outstanding                                   6,572
   Common stock, $.001 par value, 20,000,000 shares authorized - no shares
   issued                                                                                                           -
   Additional paid-in capital                                                                               10,820,082
     Deficit accumulated during the development stage                                                     (10,845,470)
                                                                                                        --------------
      Total Stockholders' Equity                                                                              (18,816)
                                                                                                        --------------
                                                                                                      $      1,734,913
        Total Liabilities and Stockholders' Equity
                                                                                                        ==============



See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations




                                                                                                                       Period From
                                                                                                                        August 31,
                                                                                                                      1988 (Date of
                                                                                                                        Inception)
                                                                                                                         Through
                                                                                                                       December 31,
                                                                                                                           1998
                                                                                                                  ----------------
                                                                                  Years Ended December 31,
                                                                              ---------------------------------   ----------------
                                                                                   1998              1997
                                                                              ---------------   ---------------   ----------------

                                                                                                                    (Unaudited)
                                                                                                                  ----------------

Revenue                                                                      $              - $               - $          687,375
                                                                              ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs                                                     274,522           453,051          2,498,979
   Research and development costs - related party                                     100,623           212,626            929,388
   General and administrative expenses                                                619,320           721,829          7,563,390
   Depreciation and amortization expense                                               49,073            40,292            368,743
                                                                              ---------------   ---------------   ----------------

      Total Operating Expenses                                                      1,043,538         1,427,798         11,360,500
                                                                              ---------------   ---------------   ----------------

   Loss From Operations                                                            (1,043,538)      (1,427,798)       (10,673,125)
                                                                              ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                                                        898            11,262            125,764
   Interest expense                                                                  (59,113)          (15,650)          (298,109)
                                                                              ---------------   ---------------   ----------------

      Total Other Income (Expense)                                                   (58,215)           (4,388)          (172,345)
                                                                              ---------------   ---------------   ----------------

   Net Loss                                                                  $    (1,101,753) $     (1,432,186) $     (10,845,470)
                                                                              ===============   ===============   ================

   Net Loss Per Share                                                        $         (0.17) $          (0.24)
                                                                              ===============   ===============
                                                                                    6,572,013         6,033,669
   Weighted Average Number of Shares
                                                                              ===============   ===============









See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                Inception (August 31, 1988) to December 31, 1998





                                                 Common Stock          Common Stock        Series A Preferred
                                                    Class A               Class C               Stock            Preferred Stock
                                             --------------------- -------------------- --------------------- ---------------------
                                               Shares     Amount     Shares    Amount     Shares     Amount     Shares     Amount
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
August 31, 1988 (Date of Inception)                    -$        -          -$        -           -$        -           -$        -
Issuance of Shares                               854,500       854          -         -           -         -           -         -
Issuance of Stock Pursuant to Private Placement
Offering                                         100,000        96          -         -           -         -           -         -
Net Loss for the Period from August 31, 1988
   (Date of Inception) Through
   December 31, 1988                                   -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance - December 31, 1988                 954,500       950          -         -           -         -           -         -
Stock Dividend                                    50,000        50    450,000       450           -         -           -         -
Issuance of Stock for Services Rendered           12,000        12          -         -           -         -           -         -
Net Loss for Year Ended December 31, 1989              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance - December 31, 1989               1,016,500     1,012    450,000       450           -         -           -         -
Issuance of Stock Pursuant to Private
   Placement Offering                             76,000        76          -         -           -         -           -         -
Issuance of Stock                                962,500       962          -         -           -         -           -         -
Net Loss for Year Ended December 31, 1990              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance  December 31, 1990                2,055,000     2,050    450,000       450           -         -           -         -
Exchange of Preferred Stock for Common
   Stock Class A                             (2,055,000)   (2,050)          -         -           -         -   2,055,000     2,050
Exchange of Preferred Stock for Common
   Stock Class C                                       -         -  (450,000)     (450)           -         -     450,000       450
Cancellation of Common Stock Class C                   -         -          -         -           -         -   (225,000)     (220)
Issuance of Stock in Connection with
   Reorganization                                    100         -          -         -           -         -           -         -
Dissolution of Coates International, Ltd.          (100)         -          -         -           -         -           -         -
Exchange of Series A Preferred Stock for                                                                       2,280,000)
   Preferred Stock                                     -         -          -         -   2,280,000     2,280 (             (2,280)
Issuance of Stock                                      -         -          -         -     102,000       102           -         -
Purchase of Treasury Stock                             -         -          -         -           -         -           -         -
Stock Split 2:1                                        -         -          -         -   2,382,000     2,382           -         -
New Loss for Year Ended December 31, 1991              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance -December 31, 1991                        -         -          -         -   4,764,000     4,764           -         -
To Correct Balance at December 31, 1991                -         -          -         -     772,500       772           -         -
Issuance of Stock for Service                          -         -          -         -         500         -           -         -
Issuance of Stock                                      -         -          -         -     115,850       116           -         -
Private Placement Costs                                -         -          -         -           -         -           -         -
Net Loss for Year Ended December 31, 1992              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance - December 31, 1992                       -         -          -         -   5,652,850     5,652           -         -
Issuance of Stock                                      -         -          -         -      82,250        83           -         -
Purchase of Treasury Stock                             -         -          -         -           -         -           -         -
Prior Period Adjustment                                -         -          -         -           -         -           -         -
Adjustment for Redeemable Preferred Stock              -         -          -         -   (479,950)     (480)           -         -
Net Loss for Year Ended December 31, 1993              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance - December 31, 1993                       -         -          -         -   5,255,150     5,255           -         -
Issuance of Stock                                      -         -          -         -       2,000         2           -         -
Purchase of Treasury Stock                             -         -          -         -           -         -           -         -
Adjust Treasury Stock for Redeemable
   preferred Stock                                     -         -          -         -     (1,000)       (1)           -         -
Adjust Remaining Redeemable Preferred
   Stock Issued in 1994                                -         -          -         -     (1,000)       (1)           -         -

                                      4A

                                                                            Deficit
                                                                          Accumulated       Total
                                                Additional                 During the    Stockholders'
                                                 Paid-In    Treasury      Development       Equity
                                                 Capital     Stock           Stage        (Deficit)
                                                ----------  ----------    -----------    -------------
August 31, 1988 (Date of Inception)          $            -$        -  $             -$             -
Issuance of Shares                                        -         -                -            854
Issuance of Stock Pursuant to Private Placement
Offering                                            499,900         -                -        499,996

Net Loss for the Period from August 31, 1988
   (Date of Inception) Through
   December 31, 1988                                      -         -         (52,708)       (52,708)
                                              ------------- ---------   -------------- --------------
     Balance - December 31, 1988                    499,900         -         (52,708)        448,142
Stock Dividend                                        (500)         -                -              -
Issuance of Stock for Services Rendered                (12)         -                -              -
Net Loss for Year Ended December 31, 1989                 -         -        (252,288)      (252,288)
                                              ------------- ---------   -------------- --------------
     Balance - December 31, 1989                    499,388         -        (304,996)        195,854
Issuance of Stock Pursuant to Private
   Placement Offering                               701,165         -                -        701,241
Issuance of Stock                                         -         -                -            962
Net Loss for Year Ended December 31, 1990                 -         -        (392,564)      (392,564)
                                              ------------- ---------   -------------- --------------
     Balance  December 31, 1990                   1,200,553         -        (697,560)        505,493
Exchange of Preferred Stock for Common
   Stock Class A                                          -         -                -              -
Exchange of Preferred Stock for Common
   Stock Class C                                          -         -                -              -
Cancellation of Common Stock Class C                      -         -                -          (220)
Issuance of Stock in Connection with
   Reorganization                                     1,000         -                -          1,000
Dissolution of Coates International, Ltd.           (1,000)         -                -        (1,000)
Exchange of Series A Preferred Stock for
   Preferred Stock                                   18,990         -                -         18,990
Issuance of Stock                                 1,019,898         -                -      1,020,000
Purchase of Treasury Stock                                -  (25,000)                -       (25,000)
Stock Split 2:1                                     (2,382)         -                -              -
New Loss for Year Ended December 31, 1991                 -         -        (739,096)      (739,096)
                                              ------------- ---------   -------------- --------------
     Balance -December 31, 1991                   2,237,059  (25,000)      (1,436,656)        780,167
To Correct Balance at December 31, 1991               (772)         -                -              -
Issuance of Stock for Service                        10,000         -                -         10,000
Issuance of Stock                                 2,306,884         -                -      2,307,000
Private Placement Costs                            (80,675)         -                -       (80,675)
Net Loss for Year Ended December 31, 1992                           -        (996,055)      (996,055)
                                              ------------- ---------   -------------- --------------
     Balance - December 31, 1992                  4,472,496  (25,000)      (2,432,711)      2,020,437
Issuance of Stock                                 1,944,917         -                -      1,945,000
Purchase of Treasury Stock                                -  (55,000)                -       (55,000)
Prior Period Adjustment                                   -         -          219,224        219,224
Adjustment for Redeemable Preferred Stock       (5,921,818)    65,000                -    (5,857,298)
Net Loss for Year Ended December 31, 1993                           -      (1,270,966)    (1,270,966)
                                              ------------- ---------   -------------- --------------
     Balance - December 31, 1993                    495,595  (15,000)      (3,484,453)    (2,998,603)
Issuance of Stock                                    39,998         -                -         40,000
Purchase of Treasury Stock                                -  (35,000)                -       (35,000)
Adjust Treasury Stock for Redeemable
   preferred Stock                                 (19,999)    20,000                -              -
Adjust Remaining Redeemable Preferred
   Stock Issued in 1994                            (19,999)         -                -       (20,000)


                                       4B



                                                 Common Stock          Common Stock      Series A Preferred
                                                    Class A               Class C               Stock            Preferred Stock
                                             --------------------- -------------------- --------------------- ---------------------
                                               Shares     Amount     Shares    Amount     Shares     Amount     Shares     Amount
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------

Restoration of Shares Not Redeemed by
   Stockholders                                        -$        -          -$        -     415,200 $     415           -$        -
Net Loss for Year Ended December 31, 1994              -         -          -         -           -         -           -         -
   Balance-December 31, 1994                           -         -          -         -   5,670,350     5,670           -         -
Restoration of Shares Not Redeemed by
   Stockholders                                        -         -          -         -      18,250        18           -         -
Issuance of Stock in Exchange for U.S.
   Patent Rights                                       -         -          -         -     275,000       275           -         -
Adjustments to Paid-in Capital                         -         -          -         -           -         -           -         -
Treasury Stock Adjustment                              -         -          -         -           -         -           -         -
Net Loss for Year Ended December 31, 1995              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance - December 31, 1995 (Restated)            -         -          -         -   5,963,600     5,963           -         -
Adjustments to Paid-in Capital                         -         -          -         -           -         -           -         -
Net Loss for Year Ended December 31, 1996              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance - December 31, 1996                       -         -          -         -   5,963,600     5,963           -         -
Issuance of Stock                                      -         -          -         -      48,000        48           -         -
Restoration of Shares Not Redeemed by
   Stockholders                                        -         -          -         -      24,325        24           -         -
Issuance of Stock in Exchange for Mortgage
   Paydown                                             -         -          -         -       2,500         3           -         -
Issuance of Stock in Exchange for Exclusive
   License                                             -         -          -         -     500,000       500           -         -
Issuance of Stock for Loans Reclassification           -         -          -         -       5,500         6           -         -
Completion of 1990 Stock Split 2:1                     -         -          -         -      20,499        20           -         -
Additional Contributions of Capital From a
   Shareholder                                         -         -          -         -           -         -           -         -
Net Loss for Year Ended December 31, 1997              -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
     Balance - December 31, 1997                       -         -          -         -   6,564,424     6,564           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
Issuance of Stock                                      -         -          -         -       8,000         8           -         -

Additional Contributions of Capital From a
    Shareholder                                        -         -          -         -           -         -           -         -
Net Loss for Year Ended December 31,
    1998                                               -         -          -         -           -         -           -         -
                                             ----------- --------- ---------- --------- ----------- --------- ----------- ---------
Balance - December 31, 1998                 $          -$        -$         -$        -$  6,572,424$    6,572$          -$        -

                                             =========== ========= ========== ========= =========== ========= =========== =========


See notes to the financial statements.

                                      4C

                                                                         Deficit
                                                                       Accumulated           Total
                                                Additional              During the        Stockholders'
                                                  Paid-In  Treasury    Developoment          Equity
                                                  Capital    Stock         Stage            (Deficit)
                                               ----------- ----------   -----------      --------------
Restoration of Shares Not Redeemed by
   Stockholders                             $    4,586,883$        - $               -$    4,587,298
Net Loss for Year Ended December 31, 1994                -         -      (1,229,523)     (1,229,523)
   Balance-December 31, 1994                     5,082,478   (30,000)     (4,713,976)        344,172
Restoration of Shares Not Redeemed by
   Stockholders                                     19,982         -                -         20,000
Issuance of Stock in Exchange for U.S.
   Patent Rights                                   433,864         -                -        434,139
Adjustments to Paid-in Capital                   1,177,579         -                -      1,177,579
Treasury Stock Adjustment                          (30,000)   30,000                -              -
Net Loss for Year Ended December 31, 1995                -         -       (1,997,445)    (1,997,445)
                                             ------------- ---------   -------------- --------------
     Balance - December 31, 1995 (Restated)      6,683,903         -       (6,711,421)       (21,555)
Adjustments to Paid-in Capital                   1,132,523         -                -      1,132,523
Net Loss for Year Ended December 31, 1996                          -       (1,600,110)    (1,600,110)
                                             ------------- ---------   -------------- --------------
     Balance - December 31, 1996                 7,816,426         -       (8,311,531)      (489,142)
Issuance of Stock                                  959,952         -                -        960,000
Restoration of Shares Not Redeemed by
   Stockholders                                    496,946         -                -        496,970
Issuance of Stock in Exchange for Mortgage
   Paydown                                          49,997         -                -         50,000
Issuance of Stock in Exchange for Exclusive
   License                                               -         -                -            500
Issuance of Stock for Loans Reclassification         7,994         -                -          8,000
Completion of 1990 Stock Split 2:1                     (20)        -                -              -
Additional Contributions of Capital From a
   Shareholder                                     953,834         -                -        953,834
Net Loss for Year Ended December 31, 1997                -         -       (1,432,186)    (1,432,186)
                                             ------------- ---------   -------------- --------------
     Balance - December 31, 1997                10,285,129         -       (9,743,717)       547,976
                                             ------------- ---------   -------------- --------------
Issuance of Stock                                  149,992         -                -        150,000
Additional Contributions of Capital From a
    Shareholder                                    384,961         -                -        384,961
Net Loss for Year Ended December 31,
    1998                                                 -         -       (1,101,753)    (1,101,753)
                                             ------------- ---------   -------------- --------------
Balance - December 31, 1998                 $   10,820,082$        -  $   (10,845,470$       (18,816)
                                             ============= =========   ============== ===============



See notes to the financial statements.


                                       4D

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                    Period From
                                                                                                                    August 31,
                                                                                                                   1988 (Date of
                                                                                                                    Inception)
                                                                                                                      Through
                                                                                                                   December 31,
                                                                                                                       1998
                                                                                                                 -----------------
                                                                                  Years Ended December 31,
                                                                              ---------------------------------  -----------------
                                                                                   1998              1997
                                                                              ---------------   ---------------  -----------------
                                                                                                                    (Unaudited)
                                                                                                                 -----------------
Cash Flows From Operating Activities
    Net Loss                                                                 $     (1,101,753)$      (1,432,186)$      (10,845,470)
                                                                              ---------------   ---------------  -----------------
    Adjustments to Reconcile Net Loss to Net Cash Used in Operating
        Activities
          Depreciation and amortization                                                49,073            40,292            368,743
          Noncash issuance of stock for services                                       10,000                 -             10,000
    Changes in Assets and Liabilities
        (Increase) Decrease in
          Inventory                                                                         -           144,033                  -
        Prepaid insurance                                                            (6,555)                  -            (6,555)
        Due to/from affiliated companies                                            (19,600)              4,485           (19,543)
        Increase (Decrease) in
          Accounts payable and accrued expenses                                       229,961          (542,861)         1,165,798
          Accrued interest payable                                                          -          (114,849)            62,340
                                                                              ---------------   ---------------  -----------------

        Total Adjustments                                                             262,879          (468,900)         1,580,783
                                                                              ---------------   ---------------  -----------------
    Net Cash Used in Operating Activities                                            (838,874)       (1,901,086)        (9,264,687)

Cash Flows from Investing Activities
    Payments for property and equipment                                                     -                 -           (413,032)
    Loans to stockholders                                                                   -                 -           (774,039)
                                                                              ---------------   ---------------  -----------------
    Net Cash Used in Investing Activities                                                   -                 -         (1,187,071)
                                                                              ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds from mortgage payable                                                    500,000                 -            500,000
    Repayment of mortgage payable                                                    (160,000)                -           (160,000)
    Payment for mortgage loan costs                                                   (46,761)                -            (46,761)
    Proceeds of additional paid-in capital                                            374,961           938,147          2,682,399
    Proceeds from issuance of stock                                                   150,000           960,000          7,488,148
    Payment for treasury stock                                                              -                 -            (30,000)
    Loans from stockholder                                                                  -            24,547             32,547
                                                                              ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                                         818,200         1,922,694         10,466,333
                                                                              ---------------   ---------------  -----------------

    Net (Decrease) Increase in Cash                                                   (20,674)           21,608             14,575
    Cash - Beginning of Periods                                                        35,249            13,641                  -
                                                                              ---------------   ---------------  -----------------
    Cash - End of Periods                                                    $         14,575 $          35,249 $           14,575
                                                                              ===============   ===============  =================

See notes to the financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows







                                                                                                                 Period From
                                                                                                                 August 31,
                                                                                                                1988 (Date of
                                                                                                                 Inception)
                                                                                                                   Through
                                                                                                                December 31,
                                                                                                                    1998
                                                                                                              -----------------
                                                                               Years Ended December 31,
                                                                           ---------------------------------  -----------------
                                                                                1998              1997
                                                                           ---------------   ---------------  -----------------
                                                                                                                 (Unaudited)
                                                                                                              -----------------
Supplemental  Disclosures of Cash Flow  Information Cash paid during the periods for:
        Interest paid                                                     $         59,113 $        18,499 $          123,769
        Income taxes paid                                                 $            400 $             - $              400

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    The financial statements at December 31, 1997, include a noncash financing transaction of $486,970 for the respective exchange and reclassification of redeemable preferred stock to amounts due to certain stockholders.

    The financial statements at December 31, 1997, include noncash investing and financing transactions of $15,688 for the acquisition of equipment by a shareholder which were treated as additional paid-in capital.

    The financial statements at December 31, 1997 include a noncash investing and financing transaction of an $8,000 loan from a stockholder, made in the prior year was exchanged for 500 shares of Series A preferred stock. In addition, 2,500 shares of Series A preferred stock was exchanged for a $50,000 decrease in the mortgage payable.

    Land and building amounting to $1,500,000 was transferred to the company from the majority stockholder and his family pursuant to a consent judgement on February 6, 1995. A mortgage of $300,000 was assumed as well as $1,200,000 recorded in additional paid-in capital.











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

Going Concern Uncertainty
    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with the engine manufacturers of retrofitters, and upon the manufacture and sale, by CIL, of high performance engines. The Company has suffered recurring losses during its development stage and has accumulated a deficit since its inception to December 31, 1998, of $10,845,470. The Company also has minimal liquid assets, while reporting $1,253,729 in current liabilities. The aforementioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event the Company cannot continue as a going concern.

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

Revenue Recognition
    The Company has not generated revenues from sales of engines. Revenue from the granting of sub-licenses is recognized upon receipt of funds.

Advertising Costs
    Advertising costs are charged to operations when incurred. Advertising expense was $104,558 and $50,069 for the years ended December 31, 1998 and 1997, respectively.

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued


Research and Development
    Research and development (R&D) costs are charged to operations as incurred.

Income Taxes
    In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 1998.

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

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements

 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 1998:


             Land                                       $         920,550
             Building                                             579,450
             Building improvements                                145,871
             Machinery and equipment                              251,054
             Furniture and fixtures                                39,295
                                                          ---------------
                                                                1,936,220
             Less:  Accumulated depreciation                      379,861
                                                          ---------------
                  Total                                 $       1,556,359
                                                          ===============

    Depreciation expense amounted to $25,692 and $40,292 for the years ended December 31, 1998 and 1997, respectively.

ACCRUED EXPENSES

    Accrued expenses at December 31, 1998 is comprised of the following:


             Legal Fees                                  $         809,439
             Patent Legal Fees                                      74,873
             Printing Fees                                          18,000
             Audit Fees                                            151,384
             Accounting Fees                                         7,700
             Real Estate Taxes                                      22,089
                                                           ---------------
                                                         $       1,083,485
                                                           ===============

MORTGAGE PAYABLE

    The mortgage payable is collateralized by the land and the building with a net book value of $1,411,555 that the Company uses as its principal place of business. The mortgage bears interest at the rate of 18% per annum due monthly and is due in June 1999. The Company is making interest only payments on the mortgage. In March 1999, the mortgage payable was refinanced to a $900,000 balance which will become due and payable on April 1, 2004 and bears interest at 15% per annum payable monthly. The balance has been reclassified as a long-term liability as a result of the subsequent refinancing and has been guaranteed by GJC.

INCOME TAXES

    The Company has available net operating loss carryforwards at December 31, 1998, which may be used to reduce Federal taxable income and tax liabilities in future years, approximating $9,918,000 which begin to expire December 31, 2003 through 2012.

    The Company's total deferred tax asset and valuation allowance at December 31, 1998 is as follows:


             Total deferred tax asset                   $       3,471,000
             Less valuation allowance                   $      (3,471,000)
                                                              ------------
                                                                        -
             Net deferred tax asset                     $     ============

                           Coates International, Ltd.
                          (A Development Stage Company)
                        Notes to the Financial Statements


LICENSES

    The Company has incurred legal and related costs associated with licenses. Such costs amounted to $44,113 and $75,305 for the years ended December 31, 1998 and 1997. As the probable future economic benefit of such costs is uncertain, they have been expensed.

RELATED PARTY TRANSACTIONS

    Due from related parties are entities of which GJC is the sole shareholder and represent net advances/repayments owed to the Company which amounts to $19,543 at December 31, 1998 and are unsecured, non-interest bearing and payable on demand.

    Due to  Stockholder  represent net  advances/repayments  made to the Company
    which   amounts  to  $12,505  at  December  31,  1998  and  are   unsecured,
    non-interest bearing and payable on demand.

    The Company subcontracts its project expense from any entity of which GJC is the sole shareholder. During the years ended December 31, 1998 and 1997, the Company paid $0 and $212,626, respectively, for these services.

    The Company has signed a licensing agreement with a company and its affiliates of which the President is a less than 1% stockholder of CIL.

COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various lawsuits incident to the ordinary course of business as to which it is not possible to determine the probable outcome or the amount of liability, if any. However, in the opinion of management, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash, Accounts Payable and Accrued Expenses
        The carrying amount approximates fair value because of the short maturity of these instruments.

    Limitations
        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                    EXHIBITS

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

                                    EXHIBIT

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

         10.2 - Reference on Disclosure of Terms and Provisions (a)This Agreement shall be distributed solely to:
(i) those personnel of LICENSORS and LICENSEE who shall have a need to know of its contents; (ii) those persons whose knowledge of its contents will facilitate performance of the obligations of the parties under this agreement; (iii) those persons, if any, whose knowledge of its contents is essential in order to permit LICENSEE or LICENSORS to place, maintain or secure benefits as required by law, regulation or judicial order.

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