Form 10QSB
period 1999-03-31
COATES INTERNATIONAL LTD \DE\
filed 1999-05-17
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 1999

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

     The number of shares of Registrant's Preferred Stock Series A, $0.001 par value, outstanding as of March 31, 1999, was 6,572,424 shares.

                           COATES INTERNATIONAL, LTD.
                          [A DEVELOPMENT STAGE COMPANY]


                                      INDEX


                                                                   Page
                                                                  Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

             Balance Sheet
             - March 31, 1999                                             3

            Statements of Operations
           - Three months ended March 31, 1999 and 1998
              and since inception                                         4

           Statements of Cash Flows
           - Three months ended March 31,  1999 and 1998
              and since inception                                         5

          Notes to Consolidated Financial Statements                      6

Item 2  Management's Discussion and Analysis of Financial Condition       7-8
            And Results of Operations

PART II - OTHER INFORMATION                                               9

SIGNATURES                                                               10

FINANCIAL DATA SCHEDULE                                                  11

                           Coates International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 1999
                                   (Unaudited)



      Assets
Current Assets
   Cash                                                                                                    $        101,965
   Restricted cash                                                                                                  192,000
   Prepaid insurance                                                                                                  3,370
   Due from related parties                                                                                          22,493
                                                                                                             --------------

      Total Current Assets
                                                                                                                   319,828

Property, Plant and Equipment - Net                                                                               1,576,158
                                                                                                             --------------

Other Assets
   Mortgage loans costs, net of accumulated amortization of $46,760                                                  64,860
   Deposit                                                                                                            2,500
                                                                                                             --------------

      Total Assets                                                                                                1,963,346
                                                                                                             ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                                                                          1,086,676
   Accrued interest payable                                                                                         106,559
   Due to stockholders                                                                                               29,605
                                                                                                             --------------

        Total Current Liabilities                                                                                 1,222,840
                                                                                                             --------------

   Mortgage payable                                                                                                 900,000

Stockholders' Equity
   Preferred stock, Series A, $.001 par value, 14,000,000 shares authorized - voting,
      non-cumulative convertible, 6,572,424 shares issued and outstanding                                             6,572
   Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued                                         -
   Additional paid-in capital                                                                                    10,910,964
   Deficit accumulated during the development stage                                                            (11,077,030)
                                                                                                             --------------

        Total Stockholders' Equity (Impairment)                                                                   (159,494)
                                                                                                             --------------
                                                                                                           $      1,963,346
       Total Liabilities and Stockholders' Equity                                                            ==============



See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Operations




                                                                                                           Period From
                                                                                                             August 31,
                                                                                                           1988 (Date of
                                                                                                              Inception)
                                                                                                               Through
                                                                                                              March 31,
                                                                                                                 1999
                                                                                                           ----------------
                                                                              Three Months Ended
                                                                                   March 31,
                                                                       ---------------------------------   ----------------
                                                                            1999              1998
                                                                       ---------------   ---------------   ----------------
                                                                         (Unaudited)       (Unaudited)       (Unaudited)
                                                                       ---------------   ---------------   ----------------

Revenue                                                               $              - $               - $          687,375
                                                                       ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs                                               46,249            67,619          2,545,228
   Research and development costs - related party                               22,102            25,121            951,490
                                                                                                                    =======
   General and administrative expenses                                         109,776            89,393          7,673,166
   Depreciation and amortization expense                                        28,580             1,606            397,323
                                                                       ---------------   ---------------   ----------------

      Total Operating Expenses                                                 206,707           183,739         11,567,207
                                                                       ---------------   ---------------   ----------------

   Loss From Operations                                                        206,707         (183,739)       (10,879,832)
                                                                       ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                                                  62                94            125,826
   Interest expense                                                           (24,915)           (3,600)          (323,024)
                                                                       ---------------   ---------------   ----------------

      Total Other Income (Expense)                                            (24,853)           (3,506)          (197,198)
                                                                       ---------------   ---------------   ----------------

   Net Loss                                                           $      (231,560) $       (187,245) $     (11,077,030)
                                                                       ===============   ===============   ================

   Net Loss Per Share                                                 $         (0.04) $          (0.03)
                                                                       ===============   ===============
   Weighted Average Number of Shares                                        6,572,424         6,571,091
                                                                       ===============   ===============










See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                             Period From
                                                                                                             August 31,
                                                                                                            1988 (Date of
                                                                                                             Inception)
                                                                                                               Through
                                                                                                              March 31,
                                                                                                                1999
                                                                                                          -----------------
                                                                              Three Months Ended
                                                                                   March 31,
                                                                       ---------------------------------  -----------------
                                                                            1999              1998
                                                                       ---------------   ---------------  -----------------
                                                                         (Unaudited)       (Unaudited)       (Unaudited)
                                                                       ---------------   ---------------  -----------------

Cash Flows From Operating Activities                                  $      (247,784) $       (180,306) $      (9,512,471)
                                                                       ---------------   ---------------  -----------------

Cash Flows From Investing Activities                                         (222,808)                 -        (1,456,640)
                                                                       ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds from mortgage payable                                             900,000                 -          1,400,000
    Repayment of mortgage payable                                            (500,000)                 -          (660,000)
    Proceeds of additional paid-in capital                                     140,882            48,747          2,823,281
    Proceeds from issuance of stock                                                  -           129,000          7,488,148
    Payment for treasury stock                                                       -                 -           (30,000)
    Loans from stockholders                                                     17,100                 -             49,647
                                                                       ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                                  557,982           177,747         11,071,076
                                                                       ---------------   ---------------  -----------------

    Net Increase (Decrease) in Cash                                             87,390           (2,559)            101,965
    Cash - Beginning of Periods                                                 14,575            35,249                  -
                                                                       ---------------   ---------------  -----------------
    Cash - End of Periods                                             $        101,965 $          32,690 $          101,965
                                                                       ===============   ===============  =================















See notes to the condensed financial statements.

          Coates International, Ltd.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ended December 31, 1999 and 1998. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

RELATED PARTY TRANSACTION

    Subcontract Labor - The Company previously subcontracted its project expense (payroll, insurance and supplies) from an entity, Coates Prescision Engineering, Inc., in which George J. Coates is the sole stockholder. During the three months ended March 31, 1999, the Company did not pay for any project labor expense through Coates Prescision Engineering, Inc.; however, during the three months ended March 31, 1998 and 1997, the Company did pay $25,121 and $52,000, respectively, for such services to said entity.

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

CIL is currently manufacturing components for high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as may be set forth herein, CIL has not sold any automotive engines or components during the quarter ended March 31, 1999. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engine manufacturers and retrofitters and upon the Company's successful marketing and sales of high performance automotive, motorcycle and marine racing engines. Despite limited success to date due principally to its lack of funding, CIL continues to aggressively pursue the marketing of Coates System technology to potential sub-licensees worldwide.

Results of Operations for the Quarters Ended March 31, 1999 and 1997

No revenues were recognized during the quarter periods ended March 31, 1999, and 1998. The absence of revenues caused all operating and interest expenses to directly reflect in the net result as losses. Total operating expenses incurred during the last quarter amounted to $202,707 compared to $183,739 for the same period in 1998. Higher general and administrative expenses were largely offset by lower research and development costs.

After recognizing $24,853 net interest expense, the Company's operations show a net loss from operations of $231,560 or $0.04 per share for the quarter ended March 31, 1999, compared to a net loss of $187,245 or $.03 per share for the same quarter in the preceding year.

Total losses since inception in August 1988 through March 31, 1999 amount to $10,879,832.


Liquidity and Capital Resources

  The Company's balance sheet and financial condition did not change materially during the quarter. However, the losses experienced during this period affected cash flow and, therefore, the Company's cash position . Cash on hand currently is insufficient to guaranty an orderly retirement of liabilities unless their due dates are extended. On March 28, 1999, the Company refinanced its Wall Township, New Jersey executive office and testing facility property with Eastern Savings Bank, FSB or New York. The Company obtained a mortgage loan in the gross amount of $900,000, secured by a first mortgage lien of its property. This mortgage accrues interest on the outstanding principal balance of 15.99% per annum, requires monthly payments of $12,521 and becomes due and payable in March, 2004. Management continues to explore various alternative financing arrangements to raise additional capital through a combination of private placements and debt financing.
At the time of this Report, no binding financial arrangements have been consummated.

PART  II  -  OTHER INFORMATION


Item 1        LEGAL PROCEEDINGS

The response to this item can be found in the Company's annual report on Form 10-KSB, Item 3, for the year ended December 31, 1998, which is being incorporated herein by reference to such report.


Item 2        CHANGES IN SECURITIES   -  None


Item 3        DEFAULTS ON SENIOR SECURITIES    -  None
              -----------------------------


Item 4        SUBMISSION OF MATTERS TO A VOTE OF
              SECURITIES' HOLDERS      -  None


Item 5        OTHER INFORMATION     -  None


Item 6        EXHIBITS AND REPORTS ON FORM 8-K

              (b) The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  COATES INTERNATIONAL, LTD.



Date: May 17, 1999                  By: s/George J. Coates
                                    -------------------
                                    George J. Coates
                                    Chief Executive and Chief Financial Officer





































coat10q.399