Form 10KSB/A
period 1998-12-31
COATES INTERNATIONAL LTD \DE\
filed 1999-07-15
CIK 948426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A

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


                                       Shares of Series A
Name of                             Stock Beneficially Owned
Beneficial Owner                      Number        Percent

George J. Coates*                5,189,324 shs        76%
Gregory Coates*                    318,150 shs         5%
Richard W. Evans                    16,500 shs         .003%
Michael J. Suchar                    6,000 shs         .001%

All directors and executive
officers as a Group (four persons)   5,334,650 shs        81%

        * c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 for Form 10KSB for December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:                                   COATES INTERNATIONAL LTD.

July 14, 1999                         By: /s/George J. Coates
                                          George J. Coates, President
                                          Chief Executive Officer and
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-KSB for December 31, 1999 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                                Date

/s/George J. Coates
George J. Coates         Director (Principal Executive           July 14, 1999
                         Principal Financial Officer, Principal
                         Accounting Officer

/s/Richard W. Evans
Richard W. Evans         Director                                July 14, 1999



Michael J. Suchar        Director                                July 14, 1999





coat10ka.98