Form 10QSB
period 1999-06-30
COATES INTERNATIONAL LTD \DE\
filed 1999-08-16
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 1999

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

     The number of shares of Registrant's Preferred Stock Series A, $0.001 par value, outstanding as of June 30, 1999, was 6,572,424 shares.

                                      INDEX


                                                                        Page
                                                                        Number

PART  1  -  FINANCIAL INFORMATION

 Financial Statements (unaudited)

     Condensed Balance Sheet
     - June 30, 1999                                                       3

     Condensed Statements of Operations
     - Three months and six months ended June 30, 1999 and 1998
       and since inception                                                 4

  Condensed Statements of Cash Flows
     - Six months ended June 30, 1999 and 1998
       and since inception                                                 5

  Notes to The Condensed Financial Statements                              6

Item 2  Management's Discussion and Analysis of Financial Condition       7-8
        And Results of Operations

PART II - OTHER INFORMATION                                                 9

SIGNATURES                                                                 10

FINANCIAL DATA SCHEDULE                                                    11

                           Coates International, Ltd.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                  June 30, 1999
                                   (Unaudited)





      Assets
Current Assets
   Cash                                                                                                      $          8,685
   Restricted cash                                                                                                    112,000
   Prepaid insurance                                                                                                    2,321
                                                                                                               --------------

      Total Current Assets                                                                                            123,006
                                                                                                               --------------

Property, Plant and Equipment, Net of Accumulated Depreciation of $390,661                                          1,608,304

Other Assets
   Mortgage Loan Costs, Net of Accumulated Amortization of $3,263                                                      61,997
   Deposit                                                                                                              2,500
                                                                                                               --------------

      Total Assets                                                                                                  1,795,807
                                                                                                               ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                                                                              974,647
   Accrued interest payable                                                                                           106,559
   Due to stockholders                                                                                                 22,300
                                                                                                               --------------

        Total Current Liabilities                                                                                   1,103,506
                                                                                                               --------------

Mortgage payable                                                                                                      900,000
                                                                                                               --------------

Stockholders' Equity
Preferred stock,Series A, $.001 par value,14,000,000 shares authorized - voting,
non-cumulative convertible, 6,572,424 shares issued and outstanding                                                     6,572
Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued                                              -
Additional paid-in capital                                                                                         10,935,424
Deficit accumulated during the development stage                                                                  (11,149,695)
                                                                                                                --------------

        Total Stockholders' Equity (Impairment)                                                                      (207,699)
                                                                                                                --------------
                                                                                                             $      1,795,807
        Total Liabilities and Stockholders' Equity

                                                                                                                ==============



See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                       Condensed Statements of Operations




                                                                                                                   Period From
                                                                                                                    August 31,
                                                                                                                  1988 (Date of
                                                                                                                    Inception)
                                                                                                                     Through
                                                                                                                     June 30,
                                                                                                                       1999
                                                                                                                 ----------------
                                                Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
                                         --------------------------------    ---------------------------------   ----------------
                                              1999             1998               1999              1998
                                         ---------------  ---------------    ---------------   ---------------   ----------------
                                           (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                                         ---------------  ---------------    ---------------   ---------------   ----------------

Revenue                                $               - $              -   $              -  $              - $          687,375
                                         ---------------  ---------------    ---------------   ---------------   ----------------

Operating Expenses:
   Research and development costs                 10,325           68,044             56,574            56,674          2,555,553
   Research and development costs -
        related party                             26,087           23,764             48,189            48,885            977,577
   General and administrative
      expenses                                     2,183          123,415            111,959           212,808          7,675,352
   Depreciation and amortization
      expense                                      8,947                -             37,527             1,606            406,267
                                         ---------------  ---------------    ---------------   ---------------   ----------------

      Total Operating Expenses                    47,542          215,223            254,249           319,973         11,614,749
                                         ---------------  ---------------    ---------------   ---------------   ----------------

   Loss From Operations                          (47,542)        (215,223)          (254,249)         (398,962)       (10,927,374)
                                         ---------------  ---------------    ---------------   ---------------   ----------------

Other Income (Expense):
   Interest income                                  634              298                696               392            126,460
   Interest expense                             (25,757)          (3,781)           (50,672)           (7,381)          (348,781)
                                         ---------------  ---------------    ---------------   ---------------   ----------------

      Total Other Income (Expense)              (25,123)          (3,483)           (49,976)           (6,989)          (222,321)
                                         ---------------  ---------------    ---------------   ---------------   ----------------

Net Loss                               $        (72,665) $      (218,706)   $      (304,225)   $     (405,951) $     (11,149,695)

                                         ===============  ===============    ===============   ===============   ================

Loss Per Share                         $          (0.01) $         (0.03)   $         (0.05)  $         (0.06)
                                         ===============  ===============    ===============   ===============

Weighted Average Number of Shares
   Outstanding                                6,572,424        6,572,424          6,572,424          6,571,757
                                         ===============  ===============    ===============   ===============








See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows






                                                                                                              Period From
                                                                                                              August 31,
                                                                                                             1988 (Date of
                                                                                                              Inception)
                                                                                                                Through
                                                                                                                June 30,
                                                                                                                  1999
                                                                                                           -----------------
                                                                                Six Months Ended
                                                                                     June 30,
                                                                        ---------------------------------  -----------------
                                                                              1999              1998
                                                                        ---------------   ---------------  -----------------
                                                                          (Unaudited)       (Unaudited)       (Unaudited)
                                                                        ---------------   ---------------  -----------------

Cash Flows From Operating Activities                                   $      (422,482) $       (422,170) $      (9,687,169)
                                                                        ---------------   ---------------  -----------------

Cash Flows From Investing Activities                                           (62,745)                -         (1,249,816)
                                                                        ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds from mortgage payable                                             900,000           460,539          1,400,000
    Repayment of mortgage payable                                             (500,000)         (160,000)          (660,000)
    Payment for mortgage loan costs                                            (65,343)                -           (112,104)
    Proceeds of additional paid-in capital                                     115,342           168,037          2,797,741
    Proceeds from issuance of stock                                                  -           129,000          7,488,148
    Payment for treasury stock                                                       -                 -            (30,000)
    Proceeds from (repayment of) stockholder loans                              29,338            (7,100)            61,885
    Net Cash Provided by Financing Activities                                  479,337           590,476         10,945,670
                                                                        ---------------   ---------------  -----------------

    Net (Decrease) Increase in Cash                                             (5,890)          168,306              8,685
    Cash - Beginning of Periods                                                 14,575            35,249                  -
                                                                        ---------------   ---------------  -----------------
    Cash - End of Periods                                              $         8,685 $         203,555 $            8,685

                                                                        ===============   ===============  =================










See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ended December 31, 1999 and 1998, respectively. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

RELATED PARTY TRANSACTION

    Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates is the sole stockholder. During the six months ended June 30, 1999 and 1998, $48,189 and $48,885, respectively, were paid for these services.

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

SUBSEQUENT EVENTS

    On August 6, 1999, the Company entered into an agreement with Well to Wire Energy Inc. (WTW) a Canadian corporation, whereby the Company is granting to WTW the right to purchase an exclusive license for the use of the Coates engine in connection with the conversion of natural gas to electricity in the country of Canada and its territories. The cost of the license is $5,000,000 and is payable $250,000 on August 16, 1999, $500,000 thirty days after the successful validation of the Coates engine, and the balance quarterly over the next four years. The Company retains the exclusive right to manufacture both the Coates engine and generator components for sale to WTW and the Company will also receive 5% of the gross profits which WTW derives from all sources.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates, as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 (the
"Predecessor   Entity").   As  a  result  of  a  dispute  with  certain   former
employee-directors who claimed to own approximately nine percent of the Predecessor Entity's outstanding capital stock, the Predecessor Entity was reorganized in November 1991. Pursuant to the reorganization, all of the Predecessor Entity's assets subject to liabilities were distributed to CIL, the non-litigating stockholders of the Predecessor Entity became the stockholders of CIL, and the Predecessor Entity was dissolved.

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

CIL is currently manufacturing components for high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as may be set forth herein, CIL has not sold any automotive engines or components during the quarter ended June 30, 1999. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engine manufacturers and retrofitters and upon the Company's successful marketing and sales of high performance automotive, motorcycle and marine racing engines. Despite limited success to date due principally to its lack of funding, CIL continues to aggressively pursue the marketing of Coates System technology to potential sub-licensees worldwide.

On August 2, 1999, the Company hired Robert J. Levin, CPA as Vice President of Finance and Chief Financial Officer. Mr. Levin has been the CFO of a public company and acted as a financial consultant to numerous other public and private companies during the last ten years. Management is optimistic that Mr. Levin will help facilitate the Company's move from the development stage to the production stage. His duties include preparation of public filings, liaison to independent accountants and attorneys, and responsibility for all financial aspects of the Company.

On August 6, 1999,  CIL entered into an agreement  with Well to Wire Energy Inc.
(WTW), a Canadian corporation, whereby the Company is granting to WTW the right to purchase an exclusive license for the use of the Coates engine in connection with the conversion of natural gas to electricity in the country of Canada and its territories. The cost of the license is $5,000,000 and is payable $250,000 on August 16, 1999, $500,000 thirty days after the successful validation of the Coates engine, and the balance quarterly over the next four years. CIL retains the exclusive right to manufacture both the Coates engine and generator components for sale to WTW and CIL will also receive 5% of the gross profits which WTW derives from all sources.

Results of Operations for the Six Months and Three Months Ended June 30, 1999 and 1998

No revenues were recognized for the three months and six months ended June 30, 1999 and 1998. Total operating expenses for the six months ended June 30, 1999 were $254,249 compared to $319,973 for the same period in 1998. The decrease was attributed to an increase in depreciation and amortization of approximately $36,000 offset by a decrease in general and administrative expenses approximating $101,000. This decrease is the result of a forgiveness of debt in the current year approximating $90,000 which offset other period general and administrative expenses. The forgiveness of debt was the result of settlements in connection with certain legal fees and printing costs.

Total operating expenses for the three months ended June 30, 1999 were $47,542 as compared with $215,223 for the same period in 1998. This decrease was attributed to the aforementioned forgiveness of debt in the current three month period in addition to a decrease in research and development costs, approximating $58,000.

Interest expense for the six months ended June 30, 1999 was $50,672 as compared to $7,381 for the same three month period in 1998. This increase of approximately $43,000 was due to a higher mortgage on the property in 1999, coupled with a higher interest rate. The increase in interest expense of approximately $22,000 for the three months ended June 30, 1999 was attributed also to the higher mortgage and higher interest rate.

The net loss for the six months ended June 30, 1999 was $304,225 as compared with a loss of $405,951 for the same period in 1998. Once again, the main reason for this decrease was the $90,000 reduction in the current year's general and administrative expenses due to the forgiveness of debt. The net loss for the three months ended June 30, 1999 was $72,665 as compared to a net loss for the three months ended June 30, 1998 of $218,706. This decrease was due to a decrease in research and development costs approximating $58,000 coupled with the aforementioned forgiveness of debt which fell in this three month period. Total losses since inception in August 1988 through June 30, 1999 amount to $11,149,695.

Liquidity and Capital Resources

The Company's balance sheet and financial condition did not change materially during the quarter. However, the losses experienced during this period affected cash flow and, therefore, the Company's cash position . Cash on hand currently is insufficient to guaranty an orderly retirement of liabilities unless their due dates are extended.

     On July 15, 1999, the Company commenced a private offering for the placement of Series A Preferred Stock with certain institutional and accredited investors in accordance with the exemption provided by Rule 506 (of) Regulation D promulgated under the Securities Act of 1933. These securities are being offered solely to accredited investors as that term is defined in Rule 501(a) of Regulation D. The Offering is structured, requiring that a minimum of 150,000 shares be sold on a "best efforts, all or none basis" or all the subscription funds held in escrow shall be returned and the private offering would be terminated. The maximum number of shares offered is 750,000 at a price of $20.00 per share. Accordingly, the Company seeks to raise a minimum $3,000,000 and a maximum $15,000,000. Management is optimistic that at least $10,000,000 will be raised based on the initial response to the offering by interested parties. Assuming the offering is successful, the proceeds will be used for, among other things, to finance equipment and labor to permit the commencement of manufacturing and production. Management has located a facility
which  would  house  the   production   operation   and  become  the   corporate
headquarters,   while  the  existing   building  would  remain  a  research  and
development plant. Management believes that it can finalize negotiations to purchase this property as soon as the aforementioned private offering is complete.

     The combination of funds raised through the private offering and proceeds derived from the potential sale of the $5,000,000 license to Well to Wire Energy Inc. should more than offset the general and administrative expenses for the twelve months ending June 30, 2000 which are estimated at $100,000 per month or $1,200,000. Although management is optimistic that at least the minimum of $3,000,000 will be raised through the private offering, there can be no assurances that this will be achieved. The closing of the sale of the license to Well to Wire Energy Inc. is contingent upon the successful validation of the Coates engine. Although management is confident that the Coates System will achieve the validation requirements, there can be no assurances that the engine results will be realized.

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


Item 5        OTHER INFORMATION     -  None


Item 6        EXHIBITS AND REPORTS ON FORM 8-K

              (b) The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   COATES INTERNATIONAL, LTD.



Date: August 16, 1999         By:      s/George J. Coates
                                       ---------------------------------------
                                       George J. Coates, President and
                                       Chief Executivel Officer


Date: August 16, 1999         By:      s/Robert J. Levin
                                       ---------------------------------------
                                       Robert J. Levin, Chief Financial Officer































coat10q.699