Form 10QSB
period 1999-09-30
COATES INTERNATIONAL LTD \DE\
filed 1999-11-15
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 1999

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

                 The number of shares of Registrant's Preferred Stock Series A, $0.001 par value, outstanding as of September 30, 1999, was 6,572,424 shares.

                           COATES INTERNATIONAL, LTD.
                          [A DEVELOPMENT STAGE COMPANY]


                                      INDEX


                                                                   Page
                                                                  Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

     Condensed Balance Sheet
     -September 30, 1999                                              3

    Condensed Statements of Operations
   - Nine  months ended September 30, 1999 and 1998
     and since inception                                              4

  Condensed  Statements of Cash Flows - Nine months ended
   September 30, 1999 and 1998
      and since inception                                             5

  Notes to The Condensed Financial Statements                         6

Item 2  Management's Discussion and Analysis of Financial
        Condition And Results of Operations                          7-8


PART II - OTHER INFORMATION                                           9

SIGNATURES                                                           10

FINANCIAL DATA SCHEDULE                                              11

                           Coates International, Ltd.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                               September 30, 1999
                                   (Unaudited)



      Assets
Current Assets

   Cash                                                                                         $         81,132
   Restricted cash                                                                                       112,000
   Inventories                                                                                            41,186
                                                                                                  --------------

      Total Current Assets                                                                               234,318
                                                                                                  --------------

Property, Plant and Equipment, Net of Accumulated Depreciation of $396,661                             1,559,123

Other Assets
   Mortgage Loan Costs, Net of Accumulated Amortization of $6,526                                         58,734
   Deferred costs                                                                                         20,000
   Deposit                                                                                                 2,500
                                                                                                  --------------

      Total Assets                                                                                     1,874,675
                                                                                                  ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Mortgage payable, current portion                                                                       4,197
   Accounts payable                                                                                      976,313
   Accrued interest payable                                                                              118,531
   Deferred revenue                                                                                      300,000
   Due to stockholders                                                                                     2,300
                                                                                                  --------------

        Total Current Liabilities                                                                      1,401,341
                                                                                                  --------------

Mortgage payable, non-current portion                                                                    894,307
                                                                                                  --------------

Stockholders'  Equity  Preferred  stock,  Series A, $.001 par value,  14,000,000 shares authorized - voting,
      non-cumulative convertible, 6,572,424 shares issued and outstanding                                  6,572
   Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued                              -
   Additional paid-in capital                                                                         10,991,824
   Deficit accumulated during the development stage                                                  (11,419,369)
                                                                                                  --------------

        Total Stockholders' Equity (Impairment)                                                         (420,973)
                                                                                                  --------------
                                                                                                $      1,874,675
        Total Liabilities and Stockholders' Equity
                                                                                                  ==============


See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                       Condensed Statements of Operations




                                                                                                                  Period From
                                                                                                                  August 31,
                                                                                                                 1988 (Date of
                                                                                                                  Inception)
                                                                                                                    Through
                                                                                                                 September 30,
                                                                                                                     1999
                                                                                                                 ---------------
                                                Three Months Ended                   Nine Months Ended
                                                  September 30,                        September 30,
                                         --------------------------------    ---------------------------------   -----------------
                                              1999             1998               1999              1998
                                         ---------------  ---------------    ---------------   ---------------   -----------------
                                           (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
                                         ---------------  ---------------    ---------------   ---------------   -----------------

Revenue                                $               - $              -   $              -  $              - $           687,375
                                         ---------------  ---------------    ---------------   ---------------   -----------------

Operating Expenses:
   Research and development costs                 16,035           74,783             72,609           210,446           2,571,588
   Research and development costs -
        related party                                  -           23,627             48,189            72,512             977,577
   General and administrative
      expenses                                   196,338          171,247            308,297           384,055           7,871,690
   Depreciation and amortization
      expense                                      9,263            3,212             46,790             4,818             415,530
                                         ---------------  ---------------    ---------------   ---------------   -----------------

      Total Operating Expenses                   221,636          272,869            475,885           671,831          11,836,385
                                         ---------------  ---------------    ---------------   ---------------   -----------------

   Loss From Operations                         (221,636)        (272,869)          (475,885)         (671,831)        (11,149,010)
                                         ---------------  ---------------    ---------------   ---------------   -----------------

Other Income (Expense):
   Interest income                                   173              432                869               824             126,633
   Interest expense                              (48,211)         (29,157)           (98,883)          (36,538)           (396,992)
                                         ---------------  ---------------    ---------------   ---------------   -----------------

      Total Other Income (Expense)               (48,038)         (28,725)           (98,014)          (35,714)           (270,359)
                                         ---------------  ---------------    ---------------   ---------------   -----------------
                                                         $                                    $                $
Net Loss                               $        (269,674)        (301,594)  $       (573,899)         (707,545)        (11,419,369)
                                         ===============  ===============    ===============   ===============   =================

Loss Per Share                         $          (0.04) $         (0.05)   $         (0.09)  $         (0.11)
                                         ===============  ===============    ===============   ===============
                                               6,572,424        6,572,424          6,572,424         6,572,313
Weighted Average Number of Shares
   Outstanding
                                         ===============  ===============    ===============   ===============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows






                                                                                                               Period From
                                                                                                               August 31,
                                                                                                              1988 (Date of
                                                                                                               Inception)
                                                                                                                 Through
                                                                                                              September 30,
                                                                                                                   1999
                                                                                                            -----------------
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         ---------------------------------  -----------------
                                                                              1999              1998
                                                                         ---------------   ---------------  -----------------
                                                                           (Unaudited)       (Unaudited)       (Unaudited)
                                                                         ---------------   ---------------  -----------------
                                                                                         $                 $
Cash Flows From Operating Activities                                    $       (428,120)         (642,920)        (9,692,807)
                                                                         ---------------   ---------------  -----------------

Cash Flows From Investing Activities                                             (19,564)                -         (1,206,635)
                                                                         ---------------   ---------------  -----------------

Cash Flows From Financing Activities
    Proceeds from mortgage payable                                               900,000           454,739          1,400,000
    Repayment of mortgage payable                                               (501,496)         (160,000)          (661,496)
    Payment for mortgage loan costs                                              (65,343)                -           (112,104)
    Proceeds of additional paid-in capital                                       171,742           289,247          2,854,141
    Proceeds from issuance of stock                                                    -           129,000          7,488,148
    Payment for treasury stock                                                         -                 -            (30,000)
    Proceeds from (repayment of) stockholder loans                                 9,338            (8,524)            41,885
                                                                         ---------------   ---------------  -----------------
    Net Cash Provided by Financing Activities                                    514,241           704,462         10,980,574
                                                                         ---------------   ---------------  -----------------

    Net Increase in Cash                                                          66,557            61,542             81,132
    Cash - Beginning of Periods                                                   14,575            35,249                  -
                                                                         ---------------   ---------------  -----------------
    Cash - End of Periods                                               $         81,132 $          96,791 $           81,132
                                                                         ===============   ===============  =================







See notes to the condensed financial statements.

                           Coates International, Ltd.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ended December 31, 1999 and 1998, respectively. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

RELATED PARTY TRANSACTION

    Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates is the sole stockholder. During the nine months ended September 30, 1999 and 1998, $48,189 and $72,512, respectively, were paid for these services.

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

OTHER

    On September 29, 1999, the Company entered into a license agreement with Well to Wire Energy, Inc. (WTW) a Canadian corporation with gas and oil operations, whereby the Company is granting to WTW an exclusive license for the use of the Coates Engine in connection with the conversion of natural gas to electricity in Canada. The licensing fee is $5,000,000 and the Company also receives a royalty equal to 5% of the gross profit which WTW derives from all sources. The Company also retains the exclusive right to manufacturing both the engine and generator components for sale to WTW.

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

CIL is currently manufacturing components for high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as may be set forth herein, CIL has not sold any automotive engines or components during the quarter ended September 30, 1999. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders. CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engine manufacturers and retrofitters and upon the Company's successful marketing and sales of high performance automotive, motorcycle and marine racing engines. Despite limited success to date due principally to its lack of funding, CIL continues to aggressively pursue the marketing of Coates System technology to potential sub-licensees worldwide.

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

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

No revenues were recognized for the nine month periods ended September 30, 1999 and 1998. Total operating expenses for the nine months ended September 30, 1999 were $475,885 compared to $671,831 for the same period in 1998. The decrease was attributed to an increase in depreciation and amortization of approximately $42,000 offset by a decrease in general and administrative expenses approximating $76,000 and a decrease in research and development costs of approximately 162,000. The decrease in general and administrative expenses is the result of forgiveness of debt in the current year approximating $90,000 which offset other period general and administrative expenses. The forgiveness of debt was the result of settlements in connection with certain legal fees and printing costs.

Total operating expenses for the three months ended September 30, 1999 were $221,636 as compared with $272,869 for the same period in 1998. This decrease was attributed largely to a decrease in research and development costs approximating $82,000 offset by an increase in general and administrative expenses of approximately $25,000.

Interest expense for the nine months ended September 30, 1999 was $98,883 as compared to $36,538 for the same nine month period in 1998. This increase of approximately $63,000 was due to a higher mortgage on the property in 1999. The increase in interest expense of approximately $19,000 for the nine months ended September 30, 1999 was attributed also to the higher mortgage.

The net loss for the nine months ended September 30, 1999 was $573,899 as compared with a loss of $707,545 for the same period in 1998. Once again, the main reason for this decrease was the reduction in the current year's general and administrative expenses due to the forgiveness of debt coupled with the decrease in research and development costs of approximately $82,000. The net loss for the nine months ended September 30, 1999 was $269,674 as compared to a net loss for the nine months ended September 30, 1998 of $301,594. This decrease was due to a decrease in research and development costs of approximately $82,000 coupled with an increase in general and administrative expenses of approximately $25,000 and an increase in interest expense of approximately $19,000. Total losses since inception in August 1988 through September 30, 1999 amount to $11,419,369.

Liquidity and Capital Resources

The Company's balance sheet and financial condition did not change materially during the quarter. However, the losses experienced during this period affected cash flow and, therefore, the Company's cash position. Cash on hand currently is insufficient to guaranty an orderly retirement of liabilities unless their due dates are extended.

 On July 15, 1999, the Company commenced a private offering for the placement of Series A Preferred Stock with certain institutional and accredited investors in reliance upon the exemption from applicable registration requirements provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. These securities are being offered solely to accredited investors as that term is defined in Rule 501(a) of Regulation D. The Offering was structured, requiring that a minimum of 150,000 shares be sold on a "best efforts, all or none basis" or all the subscription funds held in escrow were to be returned and the private offering would be terminated. The maximum number of shares offered was 750,000 at a price of $20.00 per share. Accordingly, the Company sought to raise a minimum $3,000,000 and a maximum $15,000,000. After the expiration of the 90-day offering period, the Company failed to achieve the acceptance of subscription agreements for the minimum 150,000 Series A Preferred Shares and the offering was terminated. On October 20, 1999, the Company recommenced its previous private placement offering, under the same terms and conditions and began qualifying this private placement under applicable blue sky regulations of the several States. Assuming that this recommenced private offering is successful, the proceeds will be used for, among other things, to facilitate the assembly and production of the Company's rotary valve parts and engines. Management has located a facility which would house the production and assembly operations and
become the corporate headquarters,  while  the  existing   building  would
remain  a  research  and development facility.

On September 29, 1999, the Company entered into a License Agreement with Well to Wire Energy, Inc. ("WTW"), a Canadian corporation, whereby the Company granted to WTW a license, exclusive in Canada, for the use of the Coates spherical rotary valve system in connection with a natural gas fueled engine that generates electricity. The licensing fee is $5,000,000 and the Company is also to receive a royalty equal to 5% of the gross profits which WTW derives from all sources. The Company, which retains the exclusive right to manufacture both the engine and generator components for sale to WTW, received orders from WTW in October 1999 totaling $41,000,000 comprising both cogeneration systems and engines. The consummation of the license agreement with WTW and the finalization of WTW's orders for the generator engines is contingent upon the successful validation of the generator engine incorporating the Coates System.

The combination of the anticipated funds raised through the private offering and the anticipated proceeds to be derived from the sale of the $5,000,000 license to Well to Wire Energy Inc. following successful validation should more than offset the general and administrative expenses for the twelve months ending September 30, 2000 which are estimated at $100,000 per month or $1,200,000. Although management is optimistic that at least the minimum of $3,000,000 will be raised through the private offering, there can be no assurances that this successful subscription amount will be achieved. Moreover, although management is confident that its generator engine developed for WTW will achieve operational validation, there can be no assurances that such operational validation will be achieved.

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


Item 5        OTHER INFORMATION     -  None


Item 6        EXHIBITS AND REPORTS ON FORM 8-K

         (b) The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               COATES INTERNATIONAL, LTD.



Date:  November 15, 1999        By:/s/ George J. Coates
                               --------------------------------------------
                                George J. Coates, President and Chief Executive
                                Officer and Principal Financial Officer



































coaQ9909
                                       10