Form 10QSB/A
period 1999-09-30
COATES INTERNATIONAL LTD \DE\
filed 1999-11-16
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A1


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

            Condensed Statements of Operations
           - Three m onths ended September 30, 1999 and 1998
              and since inception                                         4

          Condensed  Statements of Cash Flows - Three months
          ended September 30,  1999 and 1998
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

Results of Operations for the Nine Months and Three Months Ended September 30, 1999 and 1998.

No revenues were recognized for the three months and nine month periods ended September 30, 1999 and 1998. Total operating expenses for the nine months ended September 30, 1999 were $475,885 compared to $671,831 for the same period in 1998. The decrease was attributed to an increase in depreciation and amortization of approximately $42,000 offset by a decrease in general and administrative expenses approximating $76,000 and a decrease in research and development costs of approximately 162,000. The decrease in general and administrative expenses is the result of forgiveness of debt in the current year approximating $90,000 which offset other period general and administrative expenses. The forgiveness of debt was the result of settlements in connection with certain legal fees and printing costs.

Total operating expenses for the three months ended September 30, 1999 were $221,636 as compared with $272,869 for the same period in 1998. This decrease was attributed largely to a decrease in research and development costs approximating $82,000 offset by an increase in general and administrative expenses of approximately $25,000.

Interest expense for the nine months ended September 30, 1999 was $98,883 as compared to $36,538 for the same nine month period in 1998. This increase of approximately $63,000 was due to a higher mortgage on the property in 1999. The increase in interest expense of approximately $19,000 for the three months ended September 30, 1999 was attributed also to the higher mortgage.

The net loss for the nine months ended September 30, 1999 was $573,899 as compared with a loss of $707,545 for the same period in 1998. Once again, the main reason for this decrease was the reduction in the current year's general and administrative expenses due to the forgiveness of debt coupled with the decrease in research and development costs of approximately $82,000. The net loss for the three months ended September 30, 1999 was $269,674 as compared to a net loss for the three months ended September 30, 1998 of $301,594. This decrease was due to a decrease in research and development costs of approximately $82,000 coupled with an increase in general and administrative expenses of approximately $25,000 and an increase in interest expense of approximately $19,000. Total losses since inception in August 1988 through September 30, 1999 amount to $11,419,369.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Form 10-QSB for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.




                           COATES INTERNATIONAL, LTD.



Date:November 16, 1999      By:/s/ George J. Coates
                           ----------------------------------------------------
                            George J. Coates, President and Chief
                            Executivel Officer and Principal Financial Officer



































coaQ9909.am1