Form 10QSB/A
period 1999-09-30
COATES INTERNATIONAL LTD \DE\
filed 1999-11-24
CIK 948426

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

            Condensed Statements of Operations
           - Three months and nine months ended September 30, 1999
             and 1998 and since inception                                 4

          Condensed  Statements of Cash Flows
          - Three months and nine months
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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to its Form 10-QSB for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.




                           COATES INTERNATIONAL, LTD.



Date:November 24, 1999     /s/George J. Coates
                           ----------------------------------------------------
                            George J. Coates, President and Chief
                            Executivel Officer and Principal Financial Officer