Form 10KSB
period 1999-12-31
COATES INTERNATIONAL LTD \DE\
filed 2000-04-13
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________to______________

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

Title of Class None

Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes__X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB [ ]

Issuer generated revenues for the year ended December 31, 1999 as shown in the attached financial statements.

During the year ended December 31, 1999, there was no established public trading market for the issuers Series A Preferred Stock. On December 31, 1999, there were 6,572,424 shares of Series A Preferred Stock of the Issuer issued and outstanding.

COATES INTERNATIONAL LTD.PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Coates International Ltd. (CIL) has completed the basic development of a spherical rotary valve system (the Coates System) for use in piston driven internal combustion engines of all types. Development of the Coates System was initiated by CIL's founder, George J. Coates, in Ireland in the late 1970's. In 1982, Mr. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently, the Mark III version of his spherical rotary valve system. Mr. Coates has also been issued a number of foreign patents with respect to various aspects of the Coates System and has patent applications pending in several foreign jurisdictions. See Patents and Licenses.

CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patent, within all of the countries, their territories and possessions, comprising North America, Central America and South America (the Licensed Areas). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Area, or to grant any exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson Mclaren or from Noble Motor Sport, manufacturer of Ascari racing cars, for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See Patents and Licenses.

CIL has concentrated its efforts since the inception of its predecessor entity in August 1988 to the present date in the research and development of the Coates spherical rotary valve combustion engine technology and has realized insignificant revenues throughout this period. In 1996 CIL realized $73,375 US dollars in revenues paid by Nicholson McLaren in partial payment for 2 high performance racing car engines utilizing the Coates system, which was shipped to Nicholson McLaren by CIL in April 1996. CIL executed a license agreement and a sales representative agreement with Nicholson McLaren. See Patents and Licensing.

Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. As a development stage company, CIL has incurred losses from the inception of the predecessor entity in August 1988 through December 31, 1999 of $10,565,795 and at December 31, 1999, had a net worth of $432,601 and a negative working capital of ($322,220). In 1999 CIL signed a license agreement with an oil and gas company in Canada and received a $300,000 deposit on the license for Canada and $250,000 on the first prototype, which is in the process of being built.

BUSINESS PLAN

CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters, and upon the manufacture and sale, by CIL, of high performance automotive, motorcycle, marine racing engines, and other types of combustion engines. CIL is actively attempting to market its technology and is in communication with various persons and entities that may be interested in acquiring sub- licenses to use the technology.

On September 29, 1999, the Company entered into a License Agreement with Well to Wire Energy, Inc. (WTW), a Canadian corporation, whereby the Company granted to WTW a license exclusive in Canada for the use of the Coates spherical rotary valve system in connection with a natural gas fueled engine that generates electricity. The licensing fee is $5,000,000, and the Company is also to receive a royalty equal to 5 percent of the gross profits which WTW derives from all sources. The Company (CIL), which retains the exclusive right to manufacture the engine for WTW, received in October, 1999 a $41,000,000 order comprising both co-generation systems and engines. The consummation of the License agreement with WTW and finalization of WTW's orders for the generator engines is contingent upon the successful validation of the prototype generator engine incorporating the Coates System.

The company does not have experience or assembly in the volumes that may be necessary for the company to generate significant revenues from its sales of engines. The Company may encounter difficulties in the scaling of production or hiring and training additional personnel to manufacture its engines in commercial quantities. In the event there would be future interruptions, as a result of production problems, such interruptions could have a material adverse effect on the Company's business, financial conditions and results of operations.

The private offering reported in the previous QSB was cancelled by the Company, and all other arrangements and pending arrangements other than WTW Energy licensing agreements have been put on hold because management believes that the co-generator opportunity in Canada is the most significant. WTW has paid a $550,000 deposit and signed a $5,000,000 license. CIL management expects to start production of its co-generator engine for the oil and gas companies on a significantly large scale. Both WTW, CIL and another oil and gas company are in high level talks regarding a joint venture.

It is the intention of CIL to fund its business plan by borrowings and the sale of equity and/or debt instruments, and through the sale of sub-licenses. All of these financing vehicles will be pursued simultaneously. It is not presently known which, if any, of these alternatives will be utilized, whether they are available to CIL, and if available, in what mixture or in what amounts.

THE COATES SRV SYSTEM

The Coates System differs from the conventional poppet valve currently used in almost all piston driven automotive, motorcycle and marine engines by changing the method which the air and fuel mixture is delivered to the engine cylinder as well as the method of expelling the exhaust gases after the mixture is ignited. Unlike the poppet valve which protrudes into the engine cylinder, the Coates System utilizes spherical valves which do not protrude into the cylinder head but rotate in a cavity formed between a two piece cylinder head. As a result of employing fewer moving parts as compared to the poppet valve and not protruding into the engine cylinder, management believes that the Coates System will promote less engine wear and will require less lubrication over the life of the engine. In addition, because the Coates System does not employ parts which protrude into the engine cylinder, it is designed with larger openings into the cylinder than the conventional poppet valves so that more fuel and air mixture can be inducted into and expelled from the engine cylinder in a shorter period of time using the Coates System, leading to an eligibility to operate the engine faster and an ability to utilize higher compression ratios with lower compression chamber temperatures. Management believes that as a result, engines modified with the Coates System will produce more power than similar engines utilizing the poppet valve system. However, there can be no assurance that the Coates Systems will find general acceptance in the marketplace.

The combustion engine has been in use for approximately 100 years and is the most widely used powerpack in the world. There are more than 120 million new combustion engines built in the world every year, and 40 million engines are rebuilt annually. Management of CIL believes that the Coates Engine will be the engine of the future. In the late 1960's and 1970's, most vehicle combustion engines in the USA were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 55 percent. The rest of the engine's power was lost in friction, pumping and heat loss. When it was found that lead additives in fuel had an adverse effect on the environment, it was removed from the fuel. This caused the poppet valve engines to overheat, raising the temperature in excess of 2500 degrees farenheit and damaging the poppet valves. The answer to this problem was to lower the compression ratios of all engines to 10 to 1 or lower, thus reducing efficiency of the combustion engine to approximately 24 percent. This means less miles per gallon (MPG), lower brake horse power (BHP) and lower torque. The air traveling through the inlet venturi of a combustion engine inlet travels at a speed of up to 450 ft per second. In normally aspirated engines this works, but in poppet valve engines, the BHP and torque decreased as the air traveling in does not increase in speed unless a turbo or supercharger is incorporated. At higher RPM's the poppet valve tends to float or bounce and is unable to service the cylinder and chamber to capacity with air and fuel mixture. This is the reason for adding two extra valves to modern engines including turbos or superchargers. The large overlap is another common defect in poppet valve engines, causing unburned fuel to escape through the exhaust system which leads to a loss of power, lower MPG and production of pollution.

The poppet valves' stems are lubricated with engine oil which is burnt off after a short period of running. The stem of the inlet valve system is also lubricated with engine oil, which is washed off and inducted into the combustion chamber with air and fuel mixture. This slows combustion and produces further emissions and eventually clogs the catalytic converter.

Variable valve timing has advantages at lower RPM's as it can shorten the overlap duration of the valves, but the extra moving parts eventually wear. On quick deceleration, it can cause piston and valve contact where serious damage can occur. Poppet valves, if not activated with hydraulic systems, must have clearances readjusted periodically. The poppet valve of the original engine has been used and modified continuously until the present, However, it is the most troublesome part of a combustion engine and has lower efficiency at higher RPM's.

REMEDY

It is the management's belief that, The Coates Spherical

Rotary Valve Engine is the most advanced in the world, with

the most positive valving system ever built. The breathing capabilities of the system are almost double that of a poppet valve. For instance: a static test of a five-liter poppet valve engine on an airflow machine produced a reading of 133 cubic feet per mixture (CFM) with valve fully opened. The five-liter Coates Spherical Rotary Valve Engine on the same machine produced a reading of 319 CFM's fully opened- a colossal advantage in airflow comparison. A five-liter poppet valve engine tested on a dynamometer under full load at 5500

RPM's produced 260 BHP and 214 foot pounds of torque. The maximum RPM's on the poppet valve were 5700 RPM's; the Spherical Rotary Valve Engine in comparison reached 14,850. The Coates Spherical Rotary Valve comprises two spherical rotary valves assembled on two separate shafts- one for inlet and one for exhaust. They rotate on ceramic carbon bearings with no oil lubrication; the spheres do not make contact with any part of the housing. The seals are a floating type and are also made of a ceramic material. They have two piston rings and float in a small cylinder-type chamber; they are activated by the compression and the combustion strokes of the engine which allows 100 percent sealing effectiveness, when compressed.

Because the valves rotate away from the combustion chamber and are vented and charged on the opposite side of each sphere, a lower combustion chamber temperature is created, allowing higher compression ratios to be used thus creating an extremely efficient engine. Some of the Coates Spherical Rotary Combustion Engines run at 12 to 1, 13 to 1, 14 to 1, and 15 to 1 compression ratios depending on the application.

PATENTS AND LICENSES

In 1982, George J. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven internal combustion engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently the Mark III version of his spherical rotary valve system. Between 1990 and 1994, George J. Coates was issued seven United States patents (the Coates Patents) with respect to various aspects of the Coates Systems including the Mark II and Mark III version. The Coates Patents are as follows:

US PATENT NO. DATE DATE APPLICATION FILED OF PATENT   4,989,579(Mark I) July 26,1982 February 5,1991 4,953,527Mark II) November 14,1998 September 4,1990 4,989,558 September 14,1998 February 5, 1991 4,944,261(Mark IIB) October 16,1989 July 31,1990 4,976,232 December 6,1989 December 11,1990 5,109,814 May 10,1991 May 5,1992 5,361,739(Mark III) May 12,1993 November 8,1994

The Mark I, Mark II, Mark IIB, and Mark III patents were also the subject of foreign filings by Mr. Coates who has been issued foreign patents with respect to some of these filings by Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland as well as by Australia, Brazil, Canada, Hong King, Japan, Korea, Mexico, Singapore, South Africa and Taiwan. Mr. Coates continues to have patent applications pending in some of these as well as other foreign countries.

In February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents within the United States, its territories and possessions. On December 27, 1997, George J. Coates and Gregory Coates amended the existing license agreement and previous amendments thereto, modifying them from a non-exclusive license to an exclusive one. The licenses expire in the event of bankruptcy or similar insolvency of CIL. George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. CIL agreed to pay $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of the non-exclusive license payable at management's discretion but in no event later than February 17, 1998. In September 1998, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Stock to Mr. Coates as the license fee. The shares were issued to Mr. Coates in November 1998.

His appearance at the Birmingham (U.K) Autosport Show in January 1996 resulted in George J. Coates receiving a letter of intent from Nicholson McLaren to acquire a license to distribute the racing engines modified with the Coates System within the European Patent Community upon a commission or royalty basis to be negotiated. Also, as a result of George J. Coates appearance at the same show, CIL received a $1,000 check from Motorsport U.S.A, a subsidiary of Ascari Cars Ltd. (UK) (formerly Noble Motor Sport Ltd.) and a $28,000 order to install a high performance racing car engine modified with the Coates System in an Ascari racing car. The car was delivered in March 1996 to the CIL plant in Wall Township, New Jersey, but to date, an engine modified with the Coates System has not been installed in the car. This was presently put on hold by CIL for business reasons.

In April 1996, CIL executed a license agreement with Nicholson McLaren granting Nicholson McLaren a non-exclusive license to assemble, sell, use and lease internal combustion engines incorporating the Coates Spherical Rotary Valve within the European Patent Community, which includes but is not limited to Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In consideration of the rights granted under the license agreement, Nicholson McLaren agreed to pay CIL a licensing fee of $5 million, $37,375 upon receipt of the first demonstration model by Nicholson McLaren from CIL; another $37,375 upon receipt of the second; with the balance to be paid out of sales (if any) of internal combustion engines modified with the Coates Spherical Rotary Valve System assembled by Nicholson McLaren with components purchased from CIL. The balance is payable pursuant to a payment schedule to be mutually agreed between both parties.

EMPLOYEES

At December 31, 1999, CIL employed seven (7) full-time employees, including George J. Coates and his son Gregory Coates who perform both management, assembly and research and development functions; George J. Coates' wife Bernadette who is involved in administrative functions and a bookkeeper.

ITEM 2. DESCRIPTION OF PROPERTY

CIL's executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction in a 6 ® acre site in Wall Township, New Jersey. CIL acquired this property from the George J. Coates 1991 Family Partnership, L.P in 1995. On March 22, 1999, CIL refinanced its property and gave a first mortgage in the amount of $900,000 to Eastern Savings Bank, FSB of New York. The first mortgage requires monthly payments of $12,521 accrued interest at the rate of 15.99 percent, per annum, and its outstanding principal balance and accrued interest become due and payable in March, 2004.

In its development operations, CIL owns and utilizes milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition, reasonable wear and tear excepted.

ITEM 3. LEGAL PROCEEDINGS

SEC Complaint

In July 1994, the SEC filed a complaint in the United State District Court for the Southern District of New York (94 CIV. 5361) against George J. Coates, CIL and certain affiliated companies seeking injunctive and other relief. In its complaint, the SEC alleged that CIL and George J. Coates raised almost $6.5 million from almost 400 investors through offers, purchase and sales of CIL securities which the SEC alleged were fraudulent. The SEC alleged that CIL and George J. Coates misrepresented the capabilities of the Coates engine; omitted to disclose negative results of independent tests on the engine; falsely claimed that CIL had sold licenses and received orders and other commercial opportunities; and misrepresented that George J. Coates had assigned all patents related to the Coates engine to CIL. The SEC also alleged that CIL and George J. Coates had failed to disclose to shareholders that certain of the shares sold by Mr. Coates were not authorized by CIL; that George J. Coates misappropriated or misused approximately $2 million of investors funds for his personal benefit; and that CIL had engaged in several related party transactions with other entities controlled by George J. Coates.

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

At the same time as the SEC complaint was filed in July 1994, an inspector for the United States Postal Inspection Service swore out a criminal complaint against George J. Coates in the United States District Court for the Southern District of New York, based on allegations similar to those contained in the SEC complaint. As a result, Mr. Coates was arrested, but he was released after four days of incarceration. On May 30, 1995, a United States Magistrate Judge of the United States District Court for the Southern District of New York signed an order to response to a request by the office of the United States Attorney for the Southern District of New York dismissing without prejudice the criminal complaint against George J. Coates.

Settlement of the SEC Complaint

On February 6, 1995, CIL and George J. Coates, without admitting or denying the allegations contained in the SEC complaint, consented to the entry of final consent judgments enjoining them from effecting sales of any security unless a registration statement is in effect as to such security or an applicable exemption from registration is available and from engaging in fraudulent activities in connection with the offer or sale of any security. CIL was also ordered to provide an accounting of its assets and liabilities; its financial statements and a list of all purchasers of CIL stock from CIL, George J. Coates or any other source during the period commencing April 24, 1990 to the date of the consent judgment including the number of shares purchased and the purchase price. George J. Coates was ordered to provide an accounting of his assets and liabilities; as to any money, property, assets or other revenue received by him or for his benefit from January 1, 1990 to the date of the accounting; and as to all assets, funds, securities or real or personal property of investors in CIL which were transferred to or for George J. Coates' benefit during such period.

George J. Coates was also ordered to cause the transfer by The George J. Coates 1991 Family Partnership, L.P. to CIL of the real property and building used by CIL as its principal facility located at Highway 34 and Ridgewood Road in Wall Township, New Jersey. This transfer was effected on February 21, 1995. George J. Coates guaranteed repayment of the mortgage loan on this property and CIL was obligated to indemnify George J. Coates from any liability based on the mortgage loan on the property. The consent judgment permitted George J. Coates to retain title to the Coates Patents provided that he reimbursed CIL for all of the monies it expended in the preparation, application and prosecution of the Patents. Such sums in the aggregate amount of $335,805 were paid to CIL by February 15, 1995 so that George J. Coates retained title to the Patents. Mr. Coates was also ordered to cause the transfer to CIL of all licensing fees and other funds paid to persons or entities other than CIL in connection with the acquisition by the payor of an interest in the Patents or in the technology embodied in the Patents, including the $500,000 licensing fee paid by Millwest Corporation and held in a bank account entitled Coates International Licensing. On February 24, 1995, the $500,000 license fee and $12,144 of interest was paid to CIL.

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

Option One- Subject to the availability of same, the right to receive such cash or assets equal in amount to the consideration such Purchaser paid for his or her shares of Series A Stock, in exchange therefore, plus simple interest calculated at an annual rate of five (5) percent from the date of payment for the Series A Preferred Stock; or

Option Two- The right to receive one share of newly issued Series A Stock in exchange for each share of Series A Stock held by such Purchaser.

Pursuant to the consent judgment, CIL filed a registration statement on Form S-1 with the SEC (File No. 33-94884) to effect the Rescission and Exchange Offer. The registration statement was declared effective by the SEC on November 13, 1995.

Pursuant to the consent judgment, Donald H. Steckroth, Esq. the Temporary Receiver, was appointed Special Master, to continue in possession and control of any and all assets of CIL until a distribution was made pursuant to the Rescission and Exchange Order and until he was discharged by order of the Court. The consent judgment required by CIL to mail a copy of the November 13, 1998 Prospectus together with a cover letter prepared by the Special Master advising the Purchasers of the allegations contained in the SEC complaint, the terms of the final CIL consent judgment, the fact that the Prospectus contained detailed information concerning the status of CIL's business and efforts to develop and commercially exploit the Coates engine technology, and explaining the above two options, and an Election Form, by certified mail return receipt requested, to each Purchaser.

After the November 13, 1995 effectiveness of the above registration statement, the Prospectus and the required cover letter and Election Form were mailed to each of the Purchasers. Of the 328 persons to whom the Rescission and Exchange Offer was directed (who had invested approximately $6,500,000 in CIL), an aggregate 32 Purchasers elected to rescind their prior purchases of an aggregate 48,500 shares of Series A Preferred Stock entitling them to be paid an aggregate $1,270,000 plus interest. Two of the 32 Purchasers invested $900,000 of the $1,270,000 in CIL with respect to which rescission was elected. In the second quarter of calendar year 1996, a group of investors advanced funds in order to purchase Series A preferred Stock. These funds were used by CIL to repurchase Series A Preferred Stock owned by the persons who accepted the 1995 Rescission and Exchange Offer. An aggregate $1,260,000 of the funds and $65,000 of interest was paid to 31 of the 32 Purchasers who elected to accept Option One of the Rescission and Exchange Offer and their 48,000 shares of Series A Preferred Stock were cancelled. No shares were issued to the investors who advanced said funds at such time.

By letter dated July 31, 1996, the Special Master filed a report with the United States District Court recommending that CIL be permitted to undertake a private offering. A successful private offering would generate sufficient funds to permit reimbursement of those investors (the Potential Investors) who advanced funds in the second quarter of calendar year 1996 in order to purchase Series A Preferred Stock, which funds were used by CIL to repurchase Series A Preferred Stock owned by persons who elected pursuant to the Rescission and Exchange Offer to rescind their prior purchases of Series A Preferred Stock. On August 19, 1996, United States District Court Judge Kimba Wood signed an order permitting a Private Offering to proceed and ordered CIL and George J. Coates to reimburse the Potential Investors for the amounts they advanced by them.

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

The Private Offering permitted by Judge Wood's August 1996 order was completed in July 1997. Pursuant to the terms of the Private Offering, each of the Potential Investors was offered the right to elect to receive shares of Series A Preferred Stock value of $20 per share for the amounts advanced in the second quarter of calendar year 1996 or to have the amount of the advance refunded. Of the $1,270,000 advanced, one Potential Investor elected to have his advance of $10,000 refunded and the remaining Potential Investors elected to receive Series A Preferred Stock. George J. Coates made the $10,000 cash payment to the Potential Investor who elected the refund and transferred 38,175 shares of his Series A Preferred Stock to the remaining Potential Investors. CIL issued the balance of 24,825 shares of Series A Preferred Stock to the Potential Investors. CIL also received $960,000 in cash proceeds from the Private Offering (paid to purchase shares of Series A Preferred Stock at $20 per share) which it applied to the payment of outstanding payables including the final bill of the Special Master who was then discharged by Judge Wood. There are no lawsuits against CIL or pending against CIL.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CIL did not submit any matter to a vote of its stockholders during the calendar year 1999.

COATES INTERNATIONAL LTD.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS There is no established public trading market for CIL's only outstanding class of capital stock, its Series A Preferred Stock. At December 31, 1999 the approximate number of holders of record of the Series A preferred Stock is 755. CIL has not paid any dividends with respect to its Series A Preferred Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the year 2000.

Pursuant to the SEC Complaint described in Item 3 herein, the SEC alleged that since April 24, 1994, CIL (including its predecessor) and George J. Coates raised almost $6.5 million from almost 400 investors through offers, purchases and sales of CIL's securities which the SEC alleged were fraudulent. The SEC also alleged that such offers, purchases and sales were effected without registration under the Securities Act of 1933 or pursuant to an applicable exemption thereunder. The shares of Series A Preferred Stock were sold at effective prices of $5, $10, $20 and $30 by CIL, its predecessor and its controlling stockholder for $6,578,000 in gross proceeds. As a result of the settlement of the SEC Action described in Item 3, no exemption from registration under the Securities Act of 1933 is being claimed by CIL and the Rescission and Exchange Offer therein described has been effectuated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATION

Coates International Ltd. (CIL or the Company) is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

CIL has completed the basic development of a spherical rotary valve system (the Coates System), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable United States patents (the Coates Patents) have been issued to George J. Coates. CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the License Areas). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas, except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport(manufacturer of Ascari racing cars) for the manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See Patents and Licenses.

CIL has a short operating history, during which it has primarily devoted its attention to developing the technology associated with the Coates System. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology. See Description of Business Business Plan.

RESULTS OF OPERATIONS

Revenues of $550,000 were recognized during the year ending December 31, 1999 with net income of $ 279,675 for the year ending December 31, 1999. CIL has signed a license agreement with an oil and gas company, Well to Wire Energy (WTW) of Canada, and received a $300,000 deposit on the license and $250,000 on a prototype, which is currently being designed and built at the Coates Wall Township, New Jersey facility. See description of Business Business Plan.

All other arrangements and business matters, pending and otherwise, have been put on hold. Management believes that the arrangement with the oil and gas company for its industrial engines will yield significant revenues for the company over the short and long term periods for this technology. CIL is also negotiating with WTW and another international oil and gas company regarding a joint venture, which is at this time under the strictest confidentiality agreement. CIL is expecting the first 855 CI engine to be completed and running in late April 2000.

LIQUID AND CAPITAL RESOURCES

Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities. Capital contributions of $384,961 were advanced to CIL by Gregory Coates in 1998 as compared to $953,834 advanced during 1997. Certain of the aforesaid funds generated income from bank accounts in a depository institution, and that interest income was also expended by CIL.

CIL plans to raise additional capital through a combination of private placements of equity and debt issues and internally generated funds to ramp-up production of its industrial 855 CI engine for co-generator natural gas appliances for its customers. While the successful realization of such plans cannot be assured, management continues to be confident that CIL's unique patented technology will attract investments, which shall provide the means for continued efforts to obtain firm orders and sub-license agreements with engine manufacturers and refitters which will yield positive cash flows.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTOINARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause CIL's actual results in future periods to be materially different from any future performance suggested herein. CIL wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, CIL's actual results and could cause CIL's acutal consolidated results during 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of CIL.

Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about inquires from potential customers and the Companys attempts to convert these inquiries into sales orders; (ii) "Business Plan," >about the intention of the Company to fund its business plan by borrowings, sale of financial instruments and sale of sub- licenses; (iii) "Results of Operations," about the Company's plans to place on hold its potential transactions concentrating its efforts in the transaction with Well to Wire Energy, a Canadian company; (iv) "Liquid and Capital Resources," about the company's plan to raise additional capital; (v) "Liquid and Capital Resources," about the contingent nature of the consumation of any agreements with Well to Wire Energy.

COATES INTERNATIONAL LTD.

PART III

ITEM 7 DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At December 31, 1999 the executive officers and directors of

CIL were as follows:

NAME /AGE /POSITION

George J. Coates /59/ President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

Richard W. Evans /68/ Secretary and Director

Michael J. Suchar /46/ Director

George J. Coates has been employed by CIL since its inception as president and chief executive officer. Mr. Coates is an Irish citizen but has been granted resident alien status in the United States. He served two apprenticeships in Europe while attending the College of Technology, and as an Associate member of the S.A.E. He received The City and Guilds of London for electrical and mechanical engineering. He is a former management director of SCR motor engineers of Europe and holds the certificates of Ministry of Transport in the United Kingdom. He worked as an engineer for Rolls Royce and Mercedes Benz, and holds approximately 300 patents worldwide. He invented coolant disc brakes, invented a hydraulic suspension, invented and patented the Coates SRV Engine, and invented and patented a turbine engine.

Richard W. Evans became a director of CIL in May 1996, Dr. Evans, who holds an ED.D degree from Rutgers University, was a Supervisor a Highland Park School in Highland Park, New Jersey, a post held for more than the preceding five years until his retirement in June 1996. Dr. Evans will not devote a substantial portion of his working time to the business of CIL.

Michael J. Suchar became a director of CIL in May 1996. Dr. Suchar, who holds a Doctor of Dental Surgery degree from the Temple University Dental School, has been a practicing pediatric dentist for more than the preceding five years. Dr. Suchar will not devote a substantial portion of his working time to the business of CIL.

Compliance with Section 16(a) of the Exchange Act

CIL's only class of outstanding capital stock, its Series A Preferred Stock, is not registered pursuant to Section 16(a) of the Exchange Act so that fillings of Forms 3,4, and 5 in compliance with such Section are not required.

ITEM 8 EXECUTIVE COMPENSATION

None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1996, 1997, 1998, and 1999, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's Chief Executive Officer, while compensation was as follows:

SUMMARY COMPENSATION TABLE

Annual Compensation Year ended Name December 31 Salary

1999 $183,548

George J. Coates 1998 $186,947

Chief Executive Officer 1997 $183,550

1996 $184,908

CIL had agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of a non-exclusive license. See Item 1 Business Patents and Licenses. The fee was payable at management's discretion but in no event later than February 17, 1998. In September 1998, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Preferred to Mr. Coates as the license fee. The shares were issued to Mr. Coates in November 1998. To date, no employee stock options have been granted by CIL.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 1999 the ownership of CIL Series A Preferred Stock by (i) each person known by CIL to be beneficial owner of more than 5 percent of the outstanding Series A Preferred Stock, (ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.

Shares of Series A

Name of Stock Beneficially Owned

Beneficial Owner

Number Percent

George J. Coates* 4,994,000 shs 76 percent

Gregory Coates* 318,150 shs 5 percent

Richard W. Evans 12,000 shs .002 percent

Michael J. Suchar 6000 shs .001 percent

All directors and executive 5,325,150 81 percent

Officers as a Group (four persons)

*c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719

ITEM 10 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through the first half of calendar 1997, CIL subcontracted for its project labor expense with Coates Precision Engineering Inc., an entity controlled by George J. Coates. The amounts paid to such subcontractor with respect to 1995, 1996 and 1997 were $187,889, $181,500 and $212,626, respectively. These payments constitute a direct pass through to the subcontractor of payroll, workers' compensation and hospitalization insurance expense; and management believes the arrangement was in CIL's best interests. For the fiscal year ended December 31, 1998, CIL did not pay for any project labor expenses through Coates Precision Engineering, Inc. For the fiscal year ended December 31, 1999, please see the accompanying financial statements.

In the second half of calendar 1995, and during calendar years 1996,1997 and 1998, CIL was primarily dependent for its working capital on contributions made by Gregory Coates, the son of George J. Coates, a principal (5 percent or greater) stockholder and until January 1996, an executive officer and a director of CIL. Such capital contributions advanced by Gregory Coates in 1995, 1996, 1997 and 1998, aggregated $404,549, $1,132,523, $953,834 and $384,961, respectively. The funds for such advances were obtained from sales of Gregory Coates' shares of CIL Series A Preferred Stock at price of $20 per share.

On October 9, 1998, George J. Coates and his son Gregory Coates executed and delivered a certain Exclusive Conditional Worldwide License Agreement to CIL in connection with an arrangement to raise private equity funding on or before January 17, 1999. The placement agent failed to perform, and this license automatically terminated on January 17, 1999.

ITEM 11 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No. Description of Exhibit

The following listed Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 1999, and from CIL's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

3.1 CIL's Restated Certificate of Incorporation 3.2 CIL's By-Laws

4.1 Form of Certificate for CIL's Series A Non-Cumulative Convertible Preferred Stock 10.1 Deed dated February 21, 1995 transferring title to CIL's Principal Facility at Route 34 10.2 Assumption and Indemnification Agreement dated February 21, 1995 between the partnership and CIL. 10.3 License Agreement dated December 22, 1997 between George J. Coates and CIL. George J. Coates and CIL and First and Second Amendments thereto dated July 17, 1995. 10.4 Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and CIL. 10.5 License Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment thereto dated July 17, 1995. 10.6 Prototype Manufacturing Agreement dated July 16, 1991 Between CIL, George J. Coates and Harley-Davidson Inc. 10.7 License Agreement dated February 4, 1994 by and between CIL, Coates International Licensing Partnership, L.P., George J. Coates and Millwest Corporation. 10.8 Securities and Exchange Commission Complaint filed on July 22, 1994 in the United States District Court for the Southern District of New York (94 Civ. 5361) against George J. Coates, CIL and related entities. 10.9 Final Consent Judgment of CIL in the above action Initiated by the Commission (94 Civ. 5361) 10.10 Final Consent Judgment of George J. Coates in the above Action initiated by the Commission (94 Civ. 5361).

The following Exhibit is hereby incorporated into this Form 10-KSB for the fiscal year ended December 31,1999 from CIL's Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on June 17, 1998:

EXHIBIT 27

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE DECEMBER 31, 1999 FINANCIAL STATEMENTS OF COATES INTERNATIONAL, LTD. AND IS QUALIFIED IN ITS ENTIRETY BY REFRENCE TO SUCH FINANCIAL STATEMENTS.

Item No. Item Description December 31, 1999

5-02(1) Cash and cash items 468,163.00

5-02(2) Marketable securities -

5-02(3) Notes and accounts

(a)(1) receivable trade -

5-02(4) Allowances for doubtful

accounts -

5-02(6) Inventory -

5-02(9) Total current assets 726,052.00

5-02(13) Property, plant and

equipment 1,992,020.00

5-02(14) Accumulated depreciation 406,858.00

5-02(18) Total assets 2,368,845.00

5-02(21) Total current liabilities 1,048,272.00

5-02(22) Bonds, mortgages and

similar debt 887,972.00

5-02(28) Preferred stock

mandatory redemption -

5-02(29) Preferred stock

no mandatory redemption 6,572.00

5-02(30) Common stock -

5-02(31) Other stockholders equity 432,601.00

5-02(32) Total liabilities and

stockholders equity 2,368,845.00

5-03(b)1

  Net sales of tangible

Products -

5-03(b)1 Total revenues 551,400.00

5-03(b) Cost of tangible goods

2(a) sold -

5-03(b)2 Total cost and expenses

applicable to sales and

revenues -

5-03(b)3 Other costs and expenses 748,156.00

5-03(b)5 Provision for doubtful

accounts and notes -

5-03(b)(8)Interest and amortization

of debt discount (133,471.00)

5-03(b)(10)Income/loss before

taxes and other items 279,675.00

5-03(b)(11)Income tax expense -

5-03(b)(14)Income/loss continuing

operations 279,675.00

5-03(b)(15)Discounted Operations -

5-03(b)(17)Extraordinary items -

5-03(b)(18)Cumulative effect

changes in accounting

principles -

5-03(b)(19)Net income or loss 279,675.00

5-03(b)(20)Earnings per share

primary 0.04

5-03(b)(20)Earnings per share

fully diluted 0.04

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE COATES INTERNATIONAL LTD.

April 14, 2000 By/s/George J. Coates

George J. Coates, President

Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE TITLE DATE

/s/George J. Coates

George J. Coates Director (Principal) April 14, 2000

Executive Principal

Financial Officer,

Principal Accounting

Officer

/s/Richard W. Evans

Richard W. Evans Director April 14, 2000

Director April 14, 2000

Michael J. Suchar

Coates International, Ltd.

(A Development Stage Company)

Financial Statements

December 31, 1999 and 1998

Coates International, Ltd.

(A Development Stage Company)

Index to the Financial Statements

December 31, 1999 and 1998

Page

Auditors Report 1

Financial Statements

Balance Sheet 2

Statements of Operations 3

Statement of Stockholders Equity 4

Statements of Cash Flows 5-6

Notes to the Financial Statements 7-11

Coates International, Ltd.

(A Development Stage Company)

Balance Sheet

December 31, 1999

Assets
Current Assets
Cash	$356,163
Restricted cash	112,000
Prepaid insurance	6,889
Deferred tax benefit	251,000
Total Current Assets	726,052
Property, Plant and Equipment - Net of $406,858 of accumulated depreciation	1,585,162
Other Assets
Mortgage loan costs, net of accumulated amortization of $9,729	55,131
Deposit	2,500
Total Assets	2,368,845
Liabilities and Stockholders Equity
Current Liabilities
Current portion of mortgage payable	7,595
Accounts payable	38,220
Accrued expenses	867,965
Accrued interest payable	118,492
Due to stockholders	16,000
Total Current Liabilities	1,048,272
Mortgage payable, net of current portion	887,972
Total Liabilities	1,936,244
Stockholders' Equity
Preferred stock, Series A, $.001 par value 14,000,000 shares authorized - voting, non-cumulative convertible, 6,572,424 shares issued and outstanding	6,572
Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued	-
Additional paid-in capital	10,991,824
Deficit accumulated during the development stage	(10,565,795)
Total Stockholders' Equity	432,601
Total Liabilities and Stockholders' Equity	$2,368,845

See notes to the financial statements.

Coates International, Ltd.

(A Development Stage Company)

Statements of Operations

			Period From August 31, 1988 (Date of Inception) Through December 31, 1999
	Years Ended December 31,
	1999	1998
			(Unaudited)
Revenue	$550,000	$-	$1,237,375
Operating Expenses:
Research and development costs	235,906	274,522	2,734,885
Research and development costs - related party	211,589	344,798	1,140,977
General and administrative expenses	240,070	375,145	7,803,460
Depreciation and amortization expense	60,591	49,073	429,334
Total Operating Expenses	748,156	1,043,538	12,108,656
Loss From Operations	(198,156)	(1,043,538)	(10,871,281)
Other Income (Expense):
Interest income	1,400	898	127,164
Interest expense	(133,471)	(59,113)	(431,580)
Total Other Income (Expense)	(132,071)	(58,215)	(304,416)
Loss Before Benefit From Income Taxes	(330,227)	(1,101,753)	(11,175,697)
Benefit From Income Taxes	609,902	-	609,902
Net Income (Loss)	$279,675	$(1,101,753)	(10,565,795)
Earnings (Loss) Per Share	$0.04	$(0.17)
Weighted Average Number of Shares	6,572,424	6,572,013

See notes to the financial statements.

Coates International, Ltd.

(A Development Stage Company)

Statement of Stockholders Equity

Inception (August 31, 1988) to December 31, 1999
	Common Stock Class A		Common Stock Class C		Series A Preferred Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
August 31, 1988 (Date of Inception)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-	$-
Issuance of Shares	854,500	854	-	-	-	-	-	-	-	-	-	854
Issuance of Stock Pursuant to Private Placement Offering	100,000	96	-	-	-	-	-	-	499,900	-	-	499,996
Net Loss for the Period from August 31, 1988 (Date of Inception) Through December 31, 1988	-	-	-	-	-	-	-	-	-	-	(52,708)	(52,708)
Balance - December 31, 1988	954,500	950	-	-	-	-	-	-	499,900	-	(52,708)	448,142
Stock Dividend	50,000	50	450,000	450	-	-	-	-	(500)	-	-	-
Issuance of Stock for Services Rendered	12,000	12	-	-	-	-	-	-	(12)	-	-	-
Net Loss for Year Ended December 31, 1989	-	-	-	-	-	-	-	-	-	-	(252,288)	(252,288)
Balance - December 31, 1989	1,016,500	1,012	450,000	450	-	-	-	-	499,388	-	(304,996)	195,854
Issuance of Stock Pursuant to Private Placement Offering	76,000	76	-	-	-	-	-	-	701,165	-	-	701,241
Issuance of Stock	962,500	962	-	-	-	-	-	-	-	-	-	962
Net Loss for Year Ended December 31, 1990	-	-	-	-	-	-	-	-	-	-	(392,564)	(392,564)
Balance December 31, 1990	2,055,000	2,050	450,000	450	-	-	-	-	1,200,553	-	(697,560)	505,493
Exchange of Preferred Stock for Common Stock Class A	(2,055,000)	(2,050)	-	-	-	-	2,055,000	2,050	-	-	-	-
Exchange of Preferred Stock for Common Stock Class C	-	-	(450,000)	(450)	-	-	450,000	450	-	-	-	-
Cancellation of Common Stock Class C	-	-	-	-	-	-	(225,000)	(220)	-	-	-	(220)
Issuance of Stock in Connection with Reorganization	100	-	-	-	-	-	-	-	1,000	-	-	1,000
Dissolution of Coates International, Ltd.	(100)	-	-	-	-	-	-	-	(1,000)	-	-	(1,000)
Exchange of Series A Preferred Stock for Preferred Stock	-	-	-	-	2,280,000	2,280	(2,280,000)	(2,280)	18,990	-	-	18,990
Issuance of Stock	-	-	-	-	102,000	102	-	-	1,019,898	-	-	1,020,000
Purchase of Treasury Stock	-	-	-	-	-	-	-	-	-	(25,000)	-	(25,000)
Stock Split 2:1	-	-	-	-	2,382,000	2,382	-	-	(2,382)	-	-	-
New Loss for Year Ended December 31, 1991	-	-	-	-	-	-	-	-	-	-	(739,096)	(739,096)
Balance -December 31, 1991	-	-	-	-	4,764,000	4,764	-	-	2,237,059	(25,000)	(1,436,656)	780,167
To Correct Balance at December 31, 1991	-	-	-	-	772,500	772	-	-	(772)	-	-	-
Issuance of Stock for Service	-	-	-	-	500	-	-	-	10,000	-	-	10,000
Issuance of Stock	-	-	-	-	115,850	116	-	-	2,306,884	-	-	2,307,000
Private Placement Costs	-	-	-	-	-	-	-	-	(80,675)	-	-	(80,675)
Net Loss for Year Ended December 31, 1992	-	-	-	-	-	-	-	-		-	(996,055)	(996,055)
Balance - December 31, 1992	-	-	-	-	5,652,850	5,652	-	-	4,472,496	(25,000)	(2,432,711)	2,020,437
Issuance of Stock	-	-	-	-	82,250	83	-	-	1,944,917	-	-	1,945,000
Purchase of Treasury Stock	-	-	-	-	-	-	-	-	-	(55,000)	-	(55,000)
Prior Period Adjustment	-	-	-	-	-	-	-	-	-	-	219,224	219,224
Adjustment for Redeemable Preferred Stock	-	-	-	-	(479,950)	(480)	-	-	(5,921,818)	65,000	-	(5,857,298)
Net Loss for Year Ended December 31, 1993	-	-	-	-	-	-	-	-		-	(1,270,966)	(1,270,966)
Balance - December 31, 1993	-	-	-	-	5,255,150	5,255	-	-	495,595	(15,000)	(3,484,453)	(2,998,603)
Issuance of Stock	-	-	-	-	2,000	2	-	-	39,998	-	-	40,000
Purchase of Treasury Stock	-	-	-	-	-	-	-	-	-	(35,000)	-	(35,000)
Adjust Treasury Stock for Redeemable preferred Stock	-	-	-	-	(1,000)	(1)	-	-	(19,999)	20,000	-	-
Adjust Remaining Redeemable Preferred Stock Issued in 1994	-	-	-	-	(1,000)	(1)	-	-	(19,999)	-	-	(20,000)
Restoration of Shares Not Redeemed by Stockholders	-	-	-	-	415,200	415	-	-	4,586,883	-	-	4,587,298
Net Loss for Year Ended December 31, 1994	-	-	-	-	-	-	-	-	-	-	(1,229,523)	(1,229,523)
Balance - December 31, 1994	-	-	-	-	5,670,350	5,670	-	-	5,082,478	(30,000)	(4,713,976)	344,172
Restoration of Shares Not Redeemed by Stockholders	-	-	-	-	18,250	18	-	-	19,982	-	-	20,000
Issuance of Stock in Exchange for U.S. Patent Rights	-	-	-	-	275,000	275	-	-	433,864	-	-	434,139
Adjustments to Paid-in Capital	-	-	-	-	-	-	-	-	1,177,579	-	-	1,177,579
Treasury Stock Adjustment	-	-	-	-	-	-	-	-	(30,000)	30,000	-	-
Net Loss for Year Ended December 31, 1995	-	-	-	-	-	-	-	-	-	-	(1,997,445)	(1,997,445)
Balance - December 31, 1995	-	-	-	-	5,963,600	5,963	-	-	6,683,903	-	(6,711,421)	(21,555)
Adjustments to Paid-in Capital	-	-	-	-	-	-	-	-	1,132,523	-	-	1,132,523
Net Loss for Year Ended December 31, 1996	-	-	-	-	-	-	-	-		-	(1,600,110)	(1,600,110)
Balance - December 31, 1996	-	-	-	-	5,963,600	5,963	-	-	7,816,426	-	(8,311,531)	(489,142)
Issuance of Stock	-	-	-	-	48,000	48	-	-	959,952	-	-	960,000
Restoration of Shares Not Redeemed by Stockholders	-	-	-	-	24,325	24	-	-	496,946	-	-	496,970
Issuance of Stock in Exchange for Mortgage Paydown	-	-	-	-	2,500	3	-	-	49,997	-	-	50,000
Issuance of Stock in Exchange for Exclusive License	-	-	-	-	500,000	500	-	-	-	-	-	500
Issuance of Stock for Loans Reclassification	-	-	-	-	5,500	6	-	-	7,994	-	-	8,000
Completion of 1990 Stock Split 2:1	-	-	-	-	20,499	20	-	-	(20)	-	-	-
Additional Contributions of Capital From a Shareholder	-	-	-	-	-	-	-	-	953,834	-	-	953,834
Net Loss for Year Ended December 31, 1997	-	-	-	-	-	-	-	-	-	-	(1,432,186)	(1,432,186)
Balance - December 31, 1997	-	-	-	-	6,564,424	6,564	-	-	10,285,129	-	(9,743,717)	547,976
Issuance of Stock	-	-	-	-	8,000	8	-	-	149,992	-	-	150,000
Additional Contributions of Capital From a Shareholder	-	-	-	-	-	-	-	-	384,961	-	-	384,961
Net Loss for Year Ended December 31, 1998	-	-	-	-	-	-	-	-	-	-	(1,101,753)	(1,101,753)
Balance - December 31, 1998	-	-	-	-	6,572,424	6,572	-	-	10,820,082	-	(10,845,470)	$(18,816)
Additional Contributions of Capital From Shareholders	-	-	-	-	-	-	-	-	171,742	-	-	171,742
Net Income for Year Ended December 31, 1999	-	-	-	-	-	-	-	-	-	-	279,675	279,675
Balance - December 31, 1999	-	-	-	-	6,572,424	6,572	-	-	10,991,824	-	(10,565,795)	432,601

See notes to the financial statements.

Coates International, Ltd.

(A Development Stage Company)

Statements of Cash Flows

			Period From August 31, 1988 (Date of Inception) Through December 31, 1999
	Years Ended December 31,
	1999	1998
			(Unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$279,675	$(1,101,753)	$(10,814,795)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Depreciation and amortization	60,591	49,073	429,334
Deferred taxes	(251,000)	-	(251,000)
Noncash issuance of stock for services	-	10,000	10,000
Changes in Assets and Liabilities
(Increase) Decrease in
Prepaid insurance	(334)	(6,555)	(6,889)
Due to/from affiliated companies	19,543	(19,600)	-
Increase (Decrease) in
Accounts payable and accrued expenses	(228,480)	229,961	906,185
Accrued interest payable	11,933	-	118,492
Total Adjustments	(387,747)	262,879	1,206,122
Net Cash Used in Operating Activities	(108,072)	(838,874)	(9,608,673)
Cash Flows from Investing Activities
Payments for property and equipment	(55,800)	-	(468,832)
Loans to stockholders	-	-	(774,039)
Net Cash Used in Investing Activities	(55,800)	-	(1,242,871)
Cash Flows From Financing Activities
Proceeds from mortgage payable	900,000	500,000	1,400,000
Repayment of mortgage payable	(504,433)	(160,000)	(664,433)
Payment for mortgage loan costs	(65,344)	(46,761)	(112,105)
Proceeds of additional paid-in capital	171,742	374,961	2,854,141
Proceeds from issuance of stock	-	150,000	7,488,148
Payment for treasury stock	-	-	(30,000)
Loans from stockholder	3,495	-	36,042
Net Cash Provided by Financing Activities	505,460	818,200	10,971,793
Net Increase (Decrease) in Cash	341,588	(20,674)	356,163
Cash - Beginning of Periods	14,575	35,249	-
Cash - End of Periods	$356,163	$14,575	$356,163

See notes to the financial statements.

Coates International, Ltd.

(A Development Stage Company)

Statements of Cash Flows

			Period From August 31, 1988 (Date of Inception) Through December 31, 1999
	Years Ended December 31,
	1999	1998
			(Unaudited)
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest paid	$121,538	$59,113	$245,307
Income taxes paid	$400	$400	$800

See notes to the financial statements.

Coates International, Ltd.

(A Development Stage Company)

Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by its President and majority stockholder George J. Coates ("GJC") as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

CIL has developed a spherical rotary valve system (the"Coates System") for use in piston driven internal combustion engines of all types and is manufacturing on a limited scale basis at its Wall Township, New Jersey facility. CIL also has an exclusive license to sell and grant sublicenses with respect to products using the Coates System based on the Coates Patents. Since there has been no significant revenue generated from the sales of engines modified with the Coates System, or from the granting of sub-licenses, the Company is considered to be a Development Stage Company for financial reporting purposes.

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

Earnings (Loss) Per Share

The Company has not issued any common stock, but the preferred stock has voting privileges. Earnings (loss) per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net income (loss) by the weighted average number of preferred shares outstanding during the periods.

Revenue Recognition

The Company has not generated revenues from sales of engines. Revenue from the granting of sub-licenses is recognized upon receipt of funds.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $72,000 and $104,558 for the years ended December 31, 1999 and 1998, respectively.

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

CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Companys accounts may, at times, exceed the federally insured limits.

The Company entered into a license agreement with a Canadian corporation, whereby the Company is granting an exclusive license for the use of the Coates Engine in connection with the conversion of natural gas to electricity in Canada. The licensing fee is $5,000,000 and the Company also receives a royalty equal to 5% of the gross profit which is derived from all sources. The Company also retains the exclusive right to manufacturing both the engine and generator components for sale to the Canadian corporation. The license fees generated for year end December 31, 1999 are entirely attributable to the Canadian corporation. The loss of this customer would have a material adverse effect on the Companys business and operations.

Development of the Coates System technology was initiated by GJC, CILs founder, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued to GJC with respect to the Coates System. Since the inception of CIL in 1988, all aspects of the business have been completely dependent upon the activities of GJC (who is a resident alien and not a U.S. citizen and who does not have an employment contract with CIL). The loss of GJCs availability or services due to death, incapacity or otherwise would have a material adverse effect on the Companys business and operations.

RESTRICTED CASH

The Company placed $112,000 in an escrow account (pursuant to a court order) of net proceeds raised from a 48,000 CIL Series A Preferred Stock private placement offering in July 1997. The funds were escrowed for the payment of interest due to two former stockholders.

Coates International, Ltd.

(A Development Stage Company)

Notes to the Financial Statements

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 1999:
Land	$920,550
Building	579,450
Building improvements	201,671
Machinery and equipment	251,054
Furniture and fixtures	39,295
1,992,020
Less: Accumulated depreciation	406,858
Total	$1,585,162

Depreciation expense amounted to $26,997 and $25,692 for the years ended December 31, 1999 and 1998, respectively.

ACCRUED EXPENSES

Accrued expenses at December 31, 1999 is comprised of the following:
Legal Fees	$586,649
Accounting Fees	37,545
Patent Legal Fees	87,256
Printing Fees	7,500
Audit Fees - prior auditors	149,015
$867,965

MORTGAGE PAYABLE

Interest at 15.99% per annum due in equal monthly installments of $12,521 including interest, due on April 1, 2004 secured by land and building with a net book value of $1,572,149.
$895,567
Less current maturities	7,595
Mortgage payable, net of current maturities	$887,972

Total maturities of mortgage payable are as follows:
Year Ending December 31,
2000	$7,595
2001	8,903
2002	10,435
2003	12,232
2004	856,402
$895,567

Coates International, Ltd.

(A Development Stage Company)

Notes to the Financial Statements

INCOME TAXES

The income tax benefit is comprised of the following:

	Year Ended December 31,
	1999	1998
State current benefit	$358,902	$-
State deferred benefit	251,000	-
	$609,902	$-

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total anticipated net proceeds of this transaction $609,902) were recorded as a current deferred tax asset and benefit in the accompanying financial statements.

Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sole in any one year, the sale of only a portion of the Companys NOL Carryover ($358,902). The receipt of these funds was recorded as a deferred tax benefit in the accompanying financial statements. l The sale of the remaining balance of the Companys NOL Carryover is anticipated by the end of the third quarter of 2000.

The Companys total deferred tax asset and valuation allowance at December 31, 1999 and 1998 are as follows:
Total deferred tax asset, current	$3,595,000
Less valuation allowance	(3,344,000)
Net deferred tax assets, current	$251,000

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U. S. Federal statutory rate of 40% at December 31, 1999 are as follows:

Tax benefit	(40%)
Valuation allowance	(146%)
Effective tax rate	(186%)

At December 31, 1999, the Company has available approximately $9,906,657 of net operating losses to carryforward which may be used to reduce future federal taxable income and expire between December 31, 2003 and 2018.

At December 31, 1999 the Company has available approximately $2,519,190 of net operating losses to carryforward which may be used to reduce future state taxable income and begin to expire December 31, 2004.

LICENSES

The Company has incurred legal and related costs associated with licenses. Such costs amounted to $80,586and $44,113 for the years ended December 31, 1999 and 1998. As the probable future economic benefit of such costs is uncertain, they have been expensed.

RELATED PARTY TRANSACTIONS

Due to Stockholder represent net advances/repayments made to the Company which amounts to $16,000 at December 31, 1999 and are unsecured, non-interest bearing and payable on demand.

The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 1999 and 1998, the Company paid $211,589 and $344,798, respectively, for these services.

Coates International, Ltd.

(A Development Stage Company)

Notes to the Financial Statements

COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits incident to the ordinary course of business as to which it is not possible to determine the probable outcome or the amount of liability, if any. However, in the opinion of management, the disposition of these lawsuits will not have a material adverse effect on the Companys financial position, results of operations, or cash flows.

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

SUBSEQUENT EVENT

The Company has entered into a contract to sell 3.66 of 6.6 acres of land owned by the Corporation. As of March 23, 2000, no closing on this contract has taken place.

Independent Auditors Report

To the Board of Directors and Shareholders of

Coates International, Ltd.

We have audited the balance sheet of Coates International, Ltd. (A Development Stage Company) as of December 31, 1999 and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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