Form 10QSB
period 2000-03-31
COATES INTERNATIONAL LTD \DE\
filed 2000-05-12
CIK 948426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

Or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission file number 33-94884

COATES INTERNATIONAL, LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware 22-2925432

(State or other Jurisdiction of (I.R.S Employer Incorporation or Organization) Identification No.)

Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719

(Address of Principal Executive Office) (Zip Code)

(732) 449-7717

(Registrants telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No

The number of shares of Registrants Preferred Stock Series A, $0.001 par value, outstanding as of March 31, 2000 was 6,572,424 shares.

Coates International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

Coates International, Ltd.

(A Development Stage Company)

Balance Sheet

March 31, 2000

(Unaudited)
Assets
Current Assets
Cash	$101,155
Restricted cash	112,000
Prepaid insurance	3,197
Due from related parties	27,104
Deferred tax benefit	251,000
Total Current Assets	494,456
Property, Plant and Equipment - Net of accumulated depreciation of $413,326	1,578,694
Other Assets
Mortgage loan costs, net of accumulated amortization of $50,003	51,888
Deposits	2,500
Total Assets	2,127,538
Liabilities and Stockholders Equity
Current Liabilities
Current portion of mortgage payable	7,903
Accounts payable and accrued expenses	814,899
Accrued interest payable	118,468
Deposits payable	15,000
Due to stockholders	6,000
Total Current Liabilities	962,270

Mortgage payable, net of current portion	885,877
Stockholders' Equity
Preferred stock, Series A, $.001 par value, 14,000,000 shares authorized - voting,non-cumulative convertible, 6,572,424 shares issued and outstanding	6,572
Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued	-
Additional paid-in capital	10,991,824
Deficit accumulated during the development stage	(10,719,005)
Total Stockholders' Equity (Impairment)	279,391
Total Liabilities and Stockholders' Equity	$2,127,538

See notes to the condensed financial statements.

Coates International, Ltd.

(A Development Stage Company)

Statements of Loss

			Period From August 31, 1988 (Date of Inception) Through March 31, 2000
	Three Months Ended March 31,
	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	55,000	$-	$1,292,375
Operating Expenses:
Research and development costs	67,139	46,249	2,802,024
Research and development costs - related party	44,188	22,102	1,185,165
General and administrative expenses	52,240	109,776	7,855,700
Depreciation and amortization expense	9,711	28,580	439,045
Total Operating Expenses	173,278	206,707	12,281,934
Loss From Operations	(118,278)	(206,707)	(10,989,559)
Other Income (Expense):
Interest income	821	62	127,985
Interest expense	(35,753)	(24,915)	(467,333)
Total Other Income (Expense)	(34,932)	(24,853)	(339,348)
Loss Before Benefit from Income Taxes	$(153,210)	$(231,560)	$(11,328,907)

Benefit From Income Taxes	-	-	609,902
Net Loss	(153,210)	(231,560)	(10,719,005)
Net Loss Per Share	$(0.02)	$(0.04)
Weighted Average Number of Shares	6,572,424	6,572,424

See notes to the condensed financial statements.

Coates International, Ltd.

(A Development Stage Company)

Statements of Cash Flows
			Period From August 31, 1988 (Date of Inception) Through March 31, 2000
	Three Months Ended March 31,
	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities	$(258,221)	$(247,784)	$(9,630,980)
Cash Flows From Investing Activities	(10,000)	(222,808)	(1,252,871)
Cash Flows From Financing Activities
Proceeds from mortgage payable	-	900,000	1,400,000
Repayment of mortgage payable	(1,787)	(500,000)	(666,220)
Nonrefundable deposit from sale of land	15,000	-	15,000
Proceeds of additional paid-in capital	-	140,882	2,854,141
Proceeds from issuance of stock	-	-	7,488,148
Payment for treasury stock		-	(30,000)
Loans from stockholders	-	17,100	36,042
Payment for mortgage loan costs	-	-	(112,105)
Net Cash Provided by Financing Activities	13,213	557,982	10,985,006
Net Increase (Decrease) in Cash	(255,008)	87,390	101,155
Cash - Beginning of Periods	356,163	14,575	-
Cash - End of Periods	$101,155	$101,965	$101,155

See notes to the condensed financial statements.

 Coates International, Ltd.

(A Development Stage Company)

Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ended December 31, 2000 and 1999. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Companys annual report on Form 10-K for the year ended December 31, 1999.

RELATED PARTY TRANSACTION

Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates is the sole stockholder. During the three months ended March 31, 2000 and 1999, $44,188 and $22,102, respectively, were paid for these services.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Coates International Ltd. (CIL or the Company) is a Delaware corporation organized in October 1991 by George J. Coates, as the successor in interest to a Delaware corporation of the same name incorporated in August 1988 (the Predecessor Entity). As a result of a dispute with certain former employee-directors who claimed to own approximately nine percent of the Predecessor Entitys outstanding capital stock. The Predecessor Entity was reorganized in November 1991. Pursuant to the reorganization, all of the Predecessor Entitys assets subject to liabilities were distributed to CIL, the non-litigating stockholders of the Predecessor Entity became the stockholders of CIL, and the Predecessor Entity was dissolved.

CIL has completed the basic development of a spherical rotary valve system (the Coates System), the development of which was initiated by its founder. George J. Coates, for use in internal combustion engines of all types. With respect to the Coates System, seven applicable Untied States patents (the Coates Patents) have been issued to George J. Coates. CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the License Areas). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any moneys including royalties received from Nicholson McLaren sale, use or assembly of internal combustion engines anywhere in the world use in the technology falling within the scope of the Coates Patents.

CIL has a short operating history, during which it has primarily devoted its attention to developing the technology associated with the Coates Systems. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology.

CIL is currently manufacturing components for high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as may be set forth herein. CIL has not sold any automotive engines or components during the quarter ended March 31, 2000. CIL has received numerous oral and written inquires from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders.

CILs ability to generate revenues and achieve profitable operations is principally dependent upon the execution of sub-license agreements with engines manufactures and retrofitters and upon the Companys successful marketing and sales of high performance automotive, motorcycle and marine racing engines. CIL is actively attempting to market its technology and is in communication with various persons and entities that may be interested in acquiring sub-licenses to use the technology. Despite limited success to date due principally to its lack of funding, CIL continues to aggressively pursue the marketing of Coates System technology to potential sub-licensees worldwide.

On September 29, 1999, the Company entered into a License Agreement with Well to Wire Energy, Inc. (WTW), a Canadian corporation, whereby the Company granted to WTW a license exclusive in Canada for the use of the Coates Spherical Rotary Valve System in connection with a natural gas fueled engine that generates electricity. The licensing fee is $5,000,000, and the Company is also to receive a royalty equal to 5 percent of the gross profits which WTW derives from all sources. The Company (CIL), which retains the exclusive right to manufacture the engine for WTW, received in October 1999, a $41,000,000 order comprising both co-generation systems and engines. The consummation of the License agreement with WTW and finalization of WTW's orders for the generator engines is contingent upon the successful validation of the prototype generator engine incorporating the Coates System.

The anticipated proceeds to be derived from the sale of the $ 5,000,000 license to Well to Wire Energy Inc. following successful validation should offset the general and administrative expenses for the twelve months ending March 31, 2001 which are estimated at $ 100,000 per month or $ 1,200,000. Moreover, although management is confident that its generator engine developed for WTW will achieve operational validation, there can be no assurances that such operational validation will be achieved.

The private offering reported in the previous 10-QSB was cancelled by the Company, and all other arrangements and pending arrangements other than WTW Energy licensing agreements have been put on hold because management believes that the co-generator opportunity in Canada is the most significant. WTW has paid a $550,000 deposit and signed a $5,000,000 license. CIL management expects to start production of its co-generator engine for the oil and gas companies on a significantly large scale. Both WTW, CIL and another oil and gas company are in high level talks regarding a joint venture.

It is the intention of CIL to fund its business plan by borrowings and the sale of equity and/or debt instruments, and through the sale of sub-licenses. All of these financing vehicles will be pursued simultaneously. It is not presently known which, if any, of these alternatives will be utilized, whether they are available to CIL, and if available, in what mixture or in what amounts.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

Revenues of $55,000 are recognized for the three month period ended March 31, 2000 while no revenue was recognized for the three month period ended March 31, 1999. Total operating expenses for the three months ended March 31, 2000 were $173,278 compared to $206,707 for the same period in 1999. The decrease was attributable to a reduction in general and administrative expenses for the Company, as well as, a reduction in depreciation and amortization expenses.

Interest expense for the three months ended March 31, 2000 was $34, 932 as compared to $24,853 for the same three month period in 1999. This increase of approximately $10,000 was due to a higher mortgage on the property in 2000. The net loss for the three months ended March 31, 2000 was $153,210 as compared with a loss of $231,560 for the same period in 1999. The main reason for this decrease with a reduction of current years general and administrative expenses, due to the forgiveness of debt coupled with a decrease in research and development.

LIQUIDITY AND CAPITAL RESOURCES

The Companys balance sheet and financial condition did not change materially during the quarter. However, the losses experienced during this period affected cash flow and, therefore, the Companys cash position. Cash on hand currently is insufficient to guaranty an orderly retirement of liabilities unless their due dates are extended.

PART II OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

The response to this item can be found in the Companys annual report on Form 10-KSB, Item 3, for the year ended December 31, 1999.

Item 2 - CHANGES IN SECURITIES AND USES OF PROCEEDS None

Item 3 - DEFAULTS UPON SENOIR SECURITIES None

Item 4 - SUBMISSION OF MATTERS TO A VOTE

OF SECURITIES HOLDERS None

Item 5 - OTHER INFORMATION None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company did not file any current reports on form 8-K during the quarter ended March 31, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date : May 11, 2000 By:/s/ George J. Coates

George J. Coates, President and Chief Executive

Officer and Principal Financial Officer

EXHIBIT 27

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE DECEMBER 31, 1999 FINANCIAL STATEMENTS OF COATES INTERNATIONAL, LTD. AND IS QUALIFIED IN ITS ENTIRETY BY REFRENCE TO SUCH FINANCIAL STATEMENTS.

ITEM NUMBER	ITEM DESCRIPTION	DECEMBER 31, 1999
5-02(1)	Cash and cash items	468,163.00
5-02(2)	Marketable securities	-
5-02(3)(a)(1)	Note and accounts receivable trade	-
5-02(4)	Allowances for doubtful accounts	-
5-02(6)	Inventory	-
5-02(9)	Total current assets	726,052.00
5-02(13)	Property plant and equipment	1,992,020.00
5-02(14)	Accumulated depreciation	406,858.00
5-02(18)	Total assets	2,368,845.00
5-02(21)	Total current liabilities	1,048,272.00
5-02(22)	Bonds, mortgages and similar debt	887,972.00
5-02(28)	Preferred stock mandatory redemption	-
5-02(29)	Preferred stock no mandatory redemption	6,572.00
5-02(30)	Common stock	-
5-02(31)	Other stockholders equity	432,601.00
5-02(32)	Total liabilities and stockholders equity	2,368,845.00
5-03(b)1(a)	Net sales of tangible Products	-
5-03(b)1	Total revenues	551,400.00
5-03(a)2(a)	Cost of tangible goods sold	-
5-03(b)2	Total cost and expenses applicable to sales and revenues	-
5-03(b)3	Other costs and expenses	748,156.00
5-03(b)5	Provision for doubtful accounts and notes	-
5-03(b)(8)	Interest and amortization of debt discount	(133,471.00)
5-03(b)(10)	Income/loss before taxes and other items	279,675.00
5-03(b)(11)	Income tax expense	-
5-03(b)(14)	Income/loss continuing operations	279,675.00
5-03(b)(15)	Discounted Operations	-
5-03(b)(17)	Extraordinary items	-
5-03(b)(18)	Cumulative effect changes in accounting principles	-
5-03(b)(19)	Net income or loss	279,675.00
5-03(b)(20)	Earnings per share primary	0.04
5-03(b)(20)	Earnings per share fully diluted	0.04