Form 10QSB
period 2000-06-30
COATES INTERNATIONAL LTD \DE\
filed 2000-10-30
CIK 948426

Securities and Exchange Commission Washington, D.C. 20549 Form 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000 Or
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from

     ________ to _______

Commission file number 33-948884

Coates International, Ltd.
(Exact Name of Registrant as Specified in its Charter)

Delaware 22-2925432
(State or other Jurisdiction of (I.R.S. Employer Incorporation or Organization) Identification
No.)

Highway 34 &Ridgewood Road, Wall Township, New Jersey 07719
(Address of Principal Executive Office) (Zip Code)

(732) 449-7717
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement s for the past 90 days.

Yes [X]   No [_]

The number of shares of Registrant’s Preferred Stock Series A, $ 0.001 par value, outstanding as of June 30, 2000 was 6,572,424 shares.

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

CIL is currently manufacturing components for high performance automotive engines modified with the Coates System on a limited basis at its Wall Township, New Jersey, manufacturing facility. Except as may be set forth herein, CIL has not sold any automotive engines or components during the quarter ended June 30, 2000. CIL has received numerous oral and written inquiries from potential customers, expressing an interest in acquiring high performance automotive racing engines modified with the Coates System. No assurances can be given that these inquiries will result in binding sales orders. CIL intends to aggressively pursue all inquiries with the goal of obtaining firm orders.

CILs ability to generate revenues and achieve profitable operations is principally dependant upon the execution if sub-license agreements with engine manufacturers and retrofitters and upon the Companys successful marketing and sales of high performance automotive, motorcycle and marine racing engines. CIL is actively attempting to market its and is in communication with various persons and entities that may be interested in acquiring sub-licenses to use the technology. CIL continues to aggressively pursue the marketing of Coates System technology to potential sub-licensees worldwide.

On September 29, 1999, the Company entered into a License Agreement with Well to Wire Energy, Inc. (WTW), a Canadian oil and gas corporation, whereby the Company granted to WTW a use license exclusive in Canada for the use of the Coates Spherical Rotary Valve System in connection with a natural gas fueled engine that generates electricity. The licensing fee is $5,000,000, and the Company is also to receive a royalty equal to 5 percent of the gross profits which WTW derives from all sources. The Company (CIL), which retains the exclusive right to manufacture the engine for WTW, received in October 1999, a $41,000,000 order comprising both co-generation systems and engines. The consummation of the License agreement with WTW and finalization of WTWs orders for the generator engines is contingent upon the successful validation of the prototype generator engine incorporating the Coates System.

The anticipated proceeds to be derived from the sale of the $5,000,000 license to Well to Wire Energy, Inc. following successful validation should offset the general and administrative expenses for the twelve months ending March 31, 2001 which are estimated at $100,00 per month or $1,200,000. Moreover, although management is confident that its generator engine developed for WTW will achieve operational validation, there can be no assurances that such operational validation will be achieved.

On July 2, 2000, the first 855 cubic inch natural gas prototype built for Well to Wire Energy, Inc. was completed. This engine was fired up on July 4, 2000. The engine ran successfully, and was dismantled a number of times over a period of ten days. After full assessment of this engine, a number of recommendations were made for the first production field engines. The engine was delivered to Well to Wire Energy, Inc. on July 22, 2000. CIL is now in the process of manufacturing the first field engines for Well to Wire Energy, Inc. of Canada. The cost of the prototype was $5,000,000. Well to Wire Energy, Inc. has paid CIL a total of $985,000, of which $250,000 is a license deposit, and $735,000 is a prototype deposit.

The private offering reported in the previous 10-QSB was cancelled by the Company, and all other arrangements and pending arrangements other than WTW Energy licensing agreements, have been put on hold because management believes that the co-generator opportunity in Canada is the most significant. WTW has paid to date a $985,000 deposit and signed a $5,000,000 license. CIL management expects to start production of its co-generator engine for the oil and gas companies on a significantly large scale. Both WTW, CIL and another oil and gas company are in high level talks regarding a joint venture.

It is the intention of CIL to fund its business plan by borrowings and the sale of equity and/or debt instruments, and through the sale of sub-licenses. All of these financing vehicles will be pursued simultaneously. It is not presently known which, if any, of these alternatives will be utilized, whether they are available to CIL, and if available, in what combination or in what amounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s balance sheet and financial condition did not change materially during the quarter.

PART II - OTHER INFORMATION

Item 1 –LEGAL PROCEEDINGS

The response to this item can be found in the Company’s annual report on Form 10-KSB, Item 3, for the year ended December 31, 1999.

Item 2 - CHANGES IN SECURITIES AND USES OF PROCEEDS - None

Item 3 - DEFAULTS UPON SENIOR SECURITIES - None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES’ HOLDERS - None

Item 5 - OTHER INFORMATION –None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company did not file any current reports on form 8-K during the quarter ended March 31, 2000

Coates International, Ltd. (A Development Stage Company)

Financial Statements

June 30, 2000

Coates International, Ltd. (A Development Stage Company) Index to the Financial Statements June 30, 2000

Page

Financial Statements
Condensed Balance Sheet	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to the Condensed Financial Statements	5

Coates International, Ltd. (A Development Stage Company) Condensed Balance Sheet June 30, 2000 (Unaudited)

Assets
Current Assets
Cash	$117,227
Restricted cash	112,000
Prepaid insurance	1,724
Due from related parties	39,366
Deferred tax benefit	251,000

Total Current Assets	521,317

Property, Plant and Equipment - Net of accumulated depreciation of $419,794	1,572,226

Other Assets
Mortgage loan costs, net of accumulated amortization of $53,246	48,646
Deposits	2,500

Total Assets	2,144,689

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of mortgage payable	8,223
Accounts payable and accrued expenses	761,901
Accrued interest payable	118,468
Deposits payable	15,000
Due to stockholders	6,000

Total Current Liabilities	909,592
Mortgage payable, net of current portion	883,697

Stockholders’ Equity
Preferred stock, Series A, $.001 par value, 14,000,000 shares authorized - voting,
non-cumulative convertible, 6,572,424 shares issued and outstanding	6,572
Common stock, $.001 par value, 20,000,000 shares authorized - no shares issued	—
Additional paid-in capital	10,991,824
Deficit accumulated during the development stage	(10,646,996)

Total Stockholders’ Equity	351,400

Total Liabilities and Stockholders’ Equity	$2,144,689

See notes to the condensed financial statements.

Coates International, Ltd. (A Development Stage Company) Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		Period From August 31, 1988 (Date of Inception) Through June 30,
	2000 (Unaudited)	1999 (Unaudited)	2000 (Unaudited)	1999 (Unaudited)	2000 (Unaudited)
Revenue	$345,000	$ —	$400,000	$ —	$1,637,375

Operating Expenses:
Research and development costs	58,307	10,325	125,446	56,574	2,860,331
Research and development costs -
related party	44,187	26,087	88,375	48,189	1,229,352
General and administrative
expenses	125,957	2,183	178,197	111,959	7,981,657
Depreciation and amortization
expense	9,712	8,947	19,423	37,527	448,757

Total Operating Expenses	238,163	47,542	411,441	254,249	12,520,097

Income (Loss) From Operations	106,837	(47,542)	(11,441)	(254,249)	(10,882,722)

Other Income (Expense):
Interest income	877	634	1,698	696	128,862
Interest expense	(35,705)	(25,757)	(71,458)	(50,672)	(503,038)

Total Other Income (Expense)	(34,828)	(25,123)	(69,760)	(49,976)	(374,176)

Net Income (Loss) Before Benefit
From Income Taxes	$72,009	$(72,665)	$(81,201)	$(304,225)	$(11,256,898)

Benefit From Income Taxes	—	—	—	—	609,902

Net Income (Loss)	72,009	(72,665)	(81,201)	(304,225)	(10,646,996)

Income (Loss) Per Share	$0.01	$(0.01)	$(0.01)	$(0.05)
Weighted Average Number of Shares
Outstanding	6,572,424	6,572,424	6,572,424	6,572,424

See notes to the condensed financial statements.

Coates International, Ltd. (A Development Stage Company) Condensed Statements of Cash Flows

	Six Months Ended June 30,		Period From August 31, 1988 (Date of Inception) Through June 30,
	2000 (Unaudited)	1999 (Unaudited)	2000 (Unaudited)
Cash Flows From Operating Activities	$(240,289)	$(422,482)	$(9,613,048)

Cash Flows From Investing Activities	(10,000)	(62,745)	(1,252,871)

Cash Flows From Financing Activities
Proceeds from mortgage payable	—	900,000	1,400,000
Repayment of mortgage payable	(3,647)	(500,000)	(668,080)
Nonrefundable deposit from sale of land	15,000	—	15,000
Proceeds of additional paid-in capital	—	115,342	2,854,141
Proceeds from issuance of stock	—	—	7,488,148
Payment for treasury stock	—	—	(30,000)
Loans from stockholders	—	29,338	36,042
Payment for mortgage loan costs	—	(65,343)	(112,105)

Net Cash Provided by Financing Activities	11,353	479,337	10,983,146
Net Decrease (Increase) in Cash	(238,936)	(5,890)	117,227
Cash - Beginning of Periods	356,163	14,575	—

Cash - End of Periods	$117,227	$8,685	$117,227

See notes to the condensed financial statements.

Coates International, Ltd.
(A Development Stage Company)
Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ended December 31, 2000 and 1999. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

RELATED PARTY TRANSACTION

Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates (an officer and director of the Company) is the sole stockholder. During the six months ended June 30, 2000 and 1999, $88,375 and $22,102, respectively, were paid for these services.