Form 10QSB
period 2000-09-30
COATES INTERNATIONAL LTD \DE\
filed 2000-11-13
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from

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

                                   Yes [X] No

On May 19, 2000 The Board of Directors and Majority Stock holders of CIL unanimously agreed to convert all Preferred shares of stock to Common shares, at a 10 Common for each Preferred shares. Par Valve $ .0001. The number of shares of Registrant's Common Stock, $ 0.001 par value, outstanding as of September 30, 2000 was 66,072,910 shares.

From its inception in 1988 CIL has primarily devoted its attention to the Research and Development of Technology associated with the CSRV combustion engine. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology.

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

The anticipated proceeds to be derived from the sale of the $5,000,000 license to Well to Wire Energy, Inc. following successful validation should offset the general and administrative expenses for the twelve months ending March 31, 2001 which are estimated at $100,000 per month or $1,200,000. Moreover, although management is confident that its generator engine developed for WTW will achieve operational validation, there can be no assurances that such operational validation will be achieved.

On July 2, 2000, the first 855 cubic inch natural gas prototype built for Well to Wire Energy, Inc. was completed. This engine was fired up on July 4, 2000. The engine ran successfully, and was dismantled a number of times over a period of ten days. After full assessment of this engine, a number of recommendations were made for the first production field engines. The engine was delivered to Well to Wire Energy, Inc. on July 22, 2000. CIL is now in the process of manufacturing the first field engines for Well to Wire Energy, Inc. of Canada. The cost of the prototype was $5,000,000. Well to Wire Energy, Inc. has paid CIL a total of $1,270,000, of which $250,000 is a license deposit, and $1,020,000 is a prototype deposit.

All other arrangements and pending arrangements other than WTW Energy licensing agreements, have been put on hold because management believes that the co-generator opportunity in Canada is the most significant. WTW has paid to date $1,270,000 in deposits and signed a $5,000,000 license. CIL management expects to start production of its co-generator engine for the oil and gas companies on a significantly large scale. Both WTW, CIL and another oil and gas company are in high level talks regarding a joint venture.

It is the intention of CIL to fund its business plan by the sale of equity and/or debt instruments, and through the sale of sub-licenses. All of these financing vehicles will be pursued simultaneously. It is not presently known which, if any, of these alternatives will be utilized, whether they are available to CIL, and if available, in what combination or in what amounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet and financial condition did not change materially during the quarter.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

The response to this item can be found in the Company's annual report on Form 10-KSB, Item 3, for the year ended December 31, 1999.

Item 2 -  CHANGES IN SECURITIES AND USES OF PROCEEDS - None

Item 3 -  DEFAULTS UPON SENIOR SECURITIES - None

Item 4 -  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITIES' HOLDERS - None

Item 5 -  OTHER INFORMATION - None

Item 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (b) The Company did not file any current reports on form 8-K during the quarter ended March 31, 2000.

Item 7 - All Preferred Stock was converted to Common Shares at 10 Common for each Preferred.

                           Coates International, Ltd.
                             Condensed Balance Sheet
                               September 30, 2000
                                   (Unaudited)

      Assets
Current Assets
   Cash                                                                                                    $    281,999
   Restricted cash                                                                                              112,000
   Prepaid insurance                                                                                              3,196
   Deferred tax asset                                                                                           251,000
                                                                                                                648,195
      Total Current Assets
                                                                                                              1,634,209
Property, Plant and Equipment - Net of accumulated depreciation of $431,811

Other Assets
   Mortgage loan costs, net of accumulated amortization of $56,489                                               45,402
   Deposits                                                                                                       2,500
                                                                                                              2,330,306
      Total Assets

      Liabilities and Stockholders' Equity

Current Liabilities                                                                                              77,000
   Note payable                                                                                                   7,211
   Current portion of mortgage payable                                                                          730,251
   Accounts payable and accrued expenses                                                                        118,468
   Accrued interest payable                                                                                       6,000
   Due to stockholders                                                                                           17,196
   Due to related parties

        Total Current Liabilities                                                                               956,126

   Mortgage payable, net of current portion                                                                     883,697

Stockholders' Equity
   Preferred stock, Series A, $.001 par value voting non-cumulative convertible,
   14,000,000 shares authorized no shares issued and outstanding
   Common stock, $.0001 par value, 200,000,000 shares authorized, 66,085,410 shares issued and                    6,606
   outstanding
   Additional paid-in capital                                                                                11,061,789
Retained earnings (Deficit)                                                                                 (10,577,912)

        Total Stockholders' Equity                                                                              490,483
        Total Liabilities and Stockholders' Equity                                                         $  2,330,306
                                                                                                           ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                      September 30,
                                                                       2000             1999              2000              1999
                                                                   (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
Revenue                                                          $    320,000      $         --      $    720,000      $         --

Operating Expenses:

   Research and development costs                                     126,981            16,035           252,427            72,609

   Research and development costs - related party                      50,986                --           139,361            48,189

   General and administrative expenses                                 36,288           196,338           214,485           308,297

   Depreciation and amortization expense                               15,259             9,263            34,682            46,790


      Total Operating Expenses                                        229,514           221,636           640,955           475,885


   Income (Loss) From Operations                                       90,486          (221,636)           79,045          (475,885)


Other Income (Expense):

   Interest income                                                        184               173             1,882               869

   Interest expense                                                   (36,586)          (48,211)         (108,044)          (98,883)

   Miscellaneous income                                                15,000                --            15,000                --


      Total Other Income (Expense)                                    (21,402)          (48,038)          (91,162)          (98,014)


Net Income (Loss) Before Benefit From Income Taxes                     69,084          (269,674)          (12,117)         (573,899)

Net Income (Loss)                                                $     69,084      $   (269,674)     $    (12,117)     $   (573,899)


Income (Loss) Per Share                                          $       0.00      $       0.00      $       0.00      $      (0.01)


Weighted Average Number of Common                                  66,085,410        65,724,240        66,085,410        65,724,240
Shares                                                                      0                 0                 0                 0
  Outstanding
                                                                 ============      ============      ============      ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows

                                                                            Nine Months Ended
                                                                               September 30,
                                                                           2000             1999
                                                                       (Unaudited)       (Unaudited)
Cash Flows From Operating Activities                                   $(132,505)         $(428,120)


Cash Flows From Investing Activities                                     (74,000)           (19,564)


Cash Flows From Financing Activities

    Proceeds from note payable                                            77,000                 --

    Proceeds from mortgage payable                                            --            900,000

    Repayment of mortgage payable                                         (4,659)          (501,496)

    Proceeds of additional paid-in capital                                69,965            171,742

    Proceeds from issuance of stock                                           35                 --

    Payment for treasury stock                                                --                 --

    (Repayment of) Proceeds from stockholder loans                       (10,000)             9,338

    Payment for mortgage loan costs                                           --            (65,343)

    Net Cash Provided by Financing Activities                            132,341            514,241


    Net (Decrease) Increase in Cash                                      (74,164)            66,557

    Cash - Beginning of Periods                                          356,163             14,575

    Cash - End of Periods                                              $ 281,999          $  81,132
                                                                       =========          =========

See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ended December 31, 2000 and 1999. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

RELATED PARTY TRANSACTION

     Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates (an officer and director of the Company) is the sole stockholder. During the nine months ended September 30, 2000 and 1999, $139,361 and $48,189, respectively, were paid for these services.

CAPITAL STOCK

     During the nine months ended September 30, 2000, the Company converted all shares of its Series A preferred stock into common stock, on the basis of 10 shares of common stock for each share of Series A preferred stock. The Company also increased its authorized shares of common stock from 20,000,000 to 200,000,000 shares and changed the par value from $0.001 to $0.0001.

     Prior period earnings per share calculations have been restated to reflect the above.

NOTE PAYABLE

     Note payable to bank with interest at 13.64% due in equally monthly installments of $6,907 including interest through September 2001. Secured by equipment with a net book value of $66,660.