Form 10KSB
period 2000-12-31
COATES INTERNATIONAL LTD \DE\
filed 2001-04-02
CIK 948426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            For the transition period from___________to______________

                         COMMISSION FILE NUMBER 33-94884

                           COATES INTERNATIONAL, LTD.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     DELAWARE                                      22-2925432
 -----------------                      -----------------------------
 (State or other jurisdiction of    (IRS Employer incorporation or organization)
   incorporation or organization      identification No.)

Highway 34 & Ridgewood Road, Wall Township, New Jersey         07719
--------------------------------------------------------    --------------
(Address of principal executive offices)                     (Zip code)

Issuer's telephone number, including area code (732) 449-7717

Securities registered pursuant to Section 12(b) of the Act:  NONE

Title of Class:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Title of Class:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues for the year ended December 31, 2000 were $845,000.

During the fiscal year ended December 31, 2000, there was no established public trading market for the issuer's Series A Preferred or Common Stock. On December 31, 2000, there were 66,097,910 shares of Common Stock issued and outstanding.

PART I.   COATES INTERNATIONAL LTD.

ITEM 1. DESCRIPTION OF BUSINESS

Background

Coates International Ltd. ("CIL") has completed the basic development of a spherical rotary valve system (the "Coates System") for use in piston driven internal combustion engines of all types. Development of the Coates System was initiated by CIL's founder, George J. Coates, in Ireland in the late 1970's. In 1982, Mr. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently, the Mark III version of his spherical rotary valve system. Mr. Coates has also been issued a number of foreign patents with respect to various aspects of the Coates System and has patent applications pending in several foreign jurisdictions. See "Patents and Licenses".

CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patent, within all of the countries, their territories and possessions, comprising North America, Central America and South America (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Area, or to grant any exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson Mclaren or from Noble Motor Sport, manufacturer of Ascari racing cars, for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. "See Patents and Licenses".

CIL has concentrated its efforts since the inception of its predecessor entity in August 1988 to the present date in the research and development of the Coates spherical rotary valve combustion engine technology and has realized insignificant revenues throughout this period. In 1996 CIL realized $73,375 US dollars in revenues paid by Nicholson McLaren in partial payment for 2 high performance racing car engines utilizing the Coates system, which was shipped to Nicholson McLaren by CIL in April 1996. CIL executed a license agreement and a sales representative agreement with Nicholson McLaren. See "Patents and Licensing".

Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. As a development stage company, CIL has incurred losses from the inception of the predecessor entity in August 1988 through December 31, 2000 of $10,688,006 and at December 31, 2000, had a net worth of $ 503,428 and a negative working capital of ($283,519).

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

Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about inquires from potential customers and the Companys attempts to convert these inquiries into sales orders; (ii) "Business Plan," >about the intention of the Company to fund its business plan by borrowings, sale of financial instruments and sale of sub- licenses; (iii) "Results of Operations," about the Company's plans to place on hold its potential transactions concentrating its efforts in the transaction with Well to Wire Energy, a Canadian company;(iv)"Liquidity and Capital Resources,"about the company's plan to raise additional capital;(v)"Liquidity and Capital Resources," about the contingent nature of the consumation of any agreements with Well to Wire Energy.

BUSINESS PLAN

CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters, and upon the manufacture and sale, by CIL, of combustion engines modified with the Coates System high performance automotive, motorcycle, marine racing engines, and other types of combustion engines. CIL is actively attempting to market its technology and is in communication with various persons and entities that may be interested in acquiring sub- licenses to use the technology.

License Agreement - Well to Wire Energy, Inc.

On September 29, 1999, CIL signed a license agreement with Well to Wire Energy, Inc., an oil and gas company in Canada, to license the production of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power. Following due diligence investigation of the proposed applications for the production of electrical energy and the location of the engines in the natural gas fields or generation sites, it was agreed between CIL and Well to Wire Energy, Inc. that a larger engine modified with the Coates System would be more appropriate. Well to Wire Energy, Inc. made a $300,000 deposit on a license for Canada and a payment of $250,000 for the development costs to construct a prototype.

On November 27, 2000, CIL and Well to Wire Energy, Inc. terminated the earlier 1999 license agreement and replaced it with a formal use license agreement, granting Well to Wire Energy, Inc. an exclusive use license to utilize a natural gas fed, 855 industrial electric generator engine, modified with the Coates System (the "Coates Generator Engine") in the territory of Canada, applying the $300,000 deposit previously received as a downpayment against a $5,000,000 license fee. Pursuant to a separate agreement, Well to Wire Energy, Inc. agreed to pay $5,000,000 for the development of three prototype Coates Generator Engines. To date, Well to Wire Energy, Inc. has paid $1,200,000 to CIL for these prototypes, $550,000 of which was paid and recognized in calendar 1999 and $650,000 of which was paid and recognized in fiscal year 2000. CIL has completed the construction of the first two prototypes of the Coates Generator Engines which have been delivered to Well to Wire Energy, Inc. The third prototype is expected to be completed by CIL and delivered to Well to Wire Energy, Inc. by April 30, 2001. Upon receipt of the Coates Generator Engine, Well to Wire Energy, Inc. is obligated to pay to CIL the balance of the license payment of $4,700,000 and the balance of the prototype development agreement of $3,800,000, together with an additional $300,000 arising from modifications and change orders requested by Well to Wire Energy, Inc.

Upon consummation of the Well to Wire Energy, Inc. license payments, CIL expects to expand its operations and acquire an additional facility in order to assemble and fulfill the orders for the Coates Generator Engines. The Company expects to employ the necessary experienced personnel in order to operate the production/assembly facility as necessary to meet demands.

It is the intention of management to fund its business operations through, initially, the consummation of the Well to Wire Energy, Inc. license and prototype development transactions and, thereafter, through private and/or public financings and sales of sub-licenses.

THE COATES SRV ENGINE

The Coates SRV Engine differs from the conventional poppet valve currently used in almost all piston driven automotive, motorcycle and marine engines by changing the method which the air and fuel mixture is delivered to the engine cylinder as well as the method of expelling the exhaust gases after the mixture is ignited. Unlike the poppet valve which protrudes into the engine cylinder, the Coates SRV Engine utilizes spherical valves which do not protrude into the cylinder head but rotate in a cavity formed between a two piece cylinder head. As a result of employing fewer moving parts as compared to the poppet valve and not protruding into the engine cylinder, management believes that the Coates SRV Engine will promote less engine wear and will require less lubrication over the life of the engine. In addition, because the Coates SRV Engine does not employ parts which protrude into the engine cylinder, it is designed with larger openings into the cylinder than the conventional poppet valves so that more fuel and air mixture can be inducted into and expelled from the engine cylinder in a shorter period of time using the Coates SRV Engine, leading to an eligibility to operate the engine faster and an ability to utilize higher compression ratios with lower compression chamber temperatures. Management believes that as a result, engines modified with the Coates SRV Engine will produce more power than similar engines utilizing the poppet valve system. However, there can be no assurance that the Coates SRV Engines will find general acceptance in the marketplace.

The combustion engine has been in use for approximately 100 years and is the most widely used powerpack in the world. There are more than 120 million new combustion engines built in the world every year, and 40 million engines are rebuilt annually. Management of CIL believes that the Coates Engine will be the engine of the future. In the late 1960's and 1970's, most vehicle combustion engines in the USA were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 55 percent. The rest of the engine's power was lost in friction, pumping and heat loss. When it was found that lead additives in fuel had an adverse effect on the environment, it was removed from the fuel. This caused the poppet valve engines to overheat, raising the temperature in excess of 2500 degrees farenheit and damaging the poppet valves. The answer to this problem was to lower the compression ratios of all engines to 10 to 1 or lower, thus reducing efficiency of the combustion engine to approximately 24 percent. This means less miles per gallon (MPG), lower brake horse power (BHP) and lower torque. The air traveling through the inlet venturi of a combustion engine inlet travels at a speed of up to 450 ft per second. In normally aspirated engines this works, but in poppet valve engines, the BHP and torque decreased as the air traveling in does not increase in speed unless a turbo or supercharger is incorporated. At higher RPM's the poppet valve tends to float or bounce and is unable to service the cylinder and chamber to capacity with air and fuel mixture. This is the reason for adding two extra valves to modern engines including turbos or superchargers. The large overlap is another common defect in poppet valve engines, causing unburned fuel to escape through the exhaust SRV Engine which leads to a loss of power, lower MPG and production of pollution.

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

PATENTS AND LICENSES

In 1982, George J. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve SRV Engine for use in piston driven internal combustion engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently the Mark III version of his spherical rotary valve SRV Engine. Between 1990 and 1994, George J. Coates was issued seven United States patents (the Coates Patents) with respect to various aspects of the Coates SRV Engines including the Mark II and Mark III version. The Coates Patents are as follows:

                                    Date                       Date
Us Patent No.               Application Filed              Of Patent

4,989,579(Mark I)           July 26,1982                   February 5,1991
4,953,527Mark II)           November 14, 1998              September 4, 1990
4,989,558                   September 14,1998              February 5, 1991
4,944,261(Mark IIB)         October 16, 1989               July 31, 1990
4,976,232`                  December 6, 1989               December 11, 1990
5,109,814                   May 10, 1991                   May 5, 1992
5,361,739(Mark III)         May 12, 1993                   November 8, 1994

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

In April 1996, CIL executed a license agreement with Nicholson McLaren granting Nicholson McLaren a non-exclusive license to assemble, sell, use and lease internal combustion engines incorporating the Coates Spherical Rotary Valve within the European Patent Community, which includes but is not limited to Austria, Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In consideration of the rights granted under the license agreement, Nicholson McLaren agreed to pay CIL a licensing fee of $5 million, $37,375 upon receipt of the first demonstration model by Nicholson McLaren from CIL; another $37,375 upon receipt of the second; with the balance to be paid out of sales (if any) of internal combustion engines modified with the Coates Spherical Rotary Valve SRV

Engine assembled by Nicholson McLaren with components purchased from CIL. The balance is payable pursuant to a payment schedule to be mutually agreed between both parties.

EMPLOYEES

At December 31, 2000, CIL employed six (6) employees, including George J. Coates and his son Gregory Coates who perform both management, assembly and research and development functions, and; Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company.

ITEM 2. DESCRIPTION OF PROPERTY

CIL's executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction in a 6 acre site in Wall Township, New Jersey. CIL acquired this property from the George J. Coates 1991 Family Partnership, L.P in 1995. On March 22, 1999, CIL refinanced its property and gave a first mortgage in the amount of $900,000 to Eastern Savings Bank, FSB of New York. The first mortgage requires monthly payments of $12,521 accrued interest at the rate of 15.99 percent, per annum, and its outstanding principal balance and accrued interest become due and payable in March, 2004.

In its development operations, CIL owns and utilizes milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition, reasonable wear and tear excepted.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings against the Company.

In February, 1995, the Company and George J. Coates consented to the entry of a civil consent judgment in the United States District Court for the Southern District of New York arising out of a civil complaint brought by the Securities and Exchange Commission (the "SEC"). Without admitting or denying SEC allegations, CIL and Mr. Coates agreed to offer rescission to certain investors and conduct any future offerings of CIL securities in accordance with securities registration laws or exemptions. Following the completion of the rescission offer in accordance with its terms, the Court, in 1997, discharged the special master and Company management resumed its business activities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CIL did not submit any matter to a vote of its stockholders during the calendar year 2000.

COATES INTERNATIONAL LTD.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for CIL's only outstanding class of capital stock, its Common Stock. At December 31, 2000 the approximate number of holders of record of the Common Stock was 804. CIL has not paid any dividends with respect to its Common Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the year 2001 or in the forseeable future

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION

Coates International Ltd. (CIL or the Company) is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

CIL has completed the basic development of a spherical rotary valve SRV Engine (the "Coates SRV Engine"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates SRV Engine, seven applicable United States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the "License Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas, except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport(manufacturer of Ascari racing cars) for the manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. See "Patents and Licenses".

CIL has a short operating history, during which it has primarily devoted its attention to developing the technology associated with the Coates SRV Engine. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology. See "Description of Business-Business Plan".

RESULTS OF OPERATIONS

Fiscal Years 1999 and 2000

CIL recognized revenue of $850,000 for the fiscal year ended December 31, 2000 as compared with the $550,000 of recognized revenue for the prior fiscal year of 1999. This significant increase in revenue was the result of the additional payments made by Well to Wire Energy, Inc. to the Company towards a license and to finance the development of prototypes of a natural gas fed, electric generator engine modified with the Coates SRV Engine. See "Description of Business-License Agreement-Well to Wire Energy, Inc.". CIL had a net loss of $122,211 for fiscal year 2000 as compared to net income of $279,675 earned during fiscal year 1999. The approximate $400,000 shift from net income to net losses between fiscal years 1999 and 2000 was primarily due to CIL's 1999 sale of its New Jersey net operating loss carry-forwards through a special New Jersey tax certificate program (the "NJ nol's") benefiting technology companies that resulted in the Company obtaining approximately $600,000 in income derived through the sale of CIL's accrued NJ nol's.

Operating expenses increased for fiscal year 2000 to $819,301 from $748,156, incurred during fiscal year 1999, due to the approximate 35% increase in general and administrative expenses due principally to increased patent maintenance costs of approximately $27,000 and additional purchases of shop supplies in the approximate amount of $62,000, expended in connection with the construction of the prototype engines for the Well to Wire Energy, Inc. project.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities. Gregory Coates made no capital contributions to the Company during fiscal year 2000 and1999 as compared to $384,961 and $953,834 advanced in 1998 and 1997, respectively.

The Company expects to finalize the construction and validation of the prototypes of its natural gas fed, electric generator engines modified with the Coates SRV Engine (the "Coates Generator Engine")in connection with its project with Well to Wire Energy, Inc. CIL has completed two of the three prototype Coates Generator Engines required under its agreement with Well to Wire Energy, Inc. and expects completion and delivery of the last prototype on or before April 30, 2001. Following additional testing and validation, CIL expects to receive the balance of its license payment due of $4,700,000 and the balance of its prototype development costs of $4,100,000 from Well to Wire Energy, Inc. during fiscal year 2001. If required, management will raise additional operating funds through combination of private or public offerings of its securities.

COATES INTERNATIONAL LTD.

PART III

ITEM 7.  FINANCIAL STATEMENTS

              The  Company's   Financial   Statements  and  Notes  to  Financial
Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

               There  have  been  no  changes  in  or  disagreements   with  the
Registrant's independent auditors during the last two years..

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At December 31, 2000 the executive officers and directors of CIL were as follows:

         Name                   Position                                Term(s) of Office
-----------------------    ------------------------                   -----------------------

George J. Coates  age 60   President, Treasurer, Chief Executive
                           Officer, Chief Financial Officer and
                           Director                                     From Inception to present

Richard W. Evans age  69   Secretary and Director                       May, 1996 until present

Michael J. Suchar age 47   Director                                     May, 1996 until present


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

Compliance with Section 16(a) of the Exchange Act

CIL's only class of outstanding capital stock, its Common Stock, is not registered pursuant to Section 12 of the Exchange Act so that fillings of Forms 3,4, and 5 in compliance with such Section are not required.

ITEM 10.  EXECUTIVE COMPENSATION

None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1998, 1999, and 2000, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's Chief Executive Officer, while compensation was as follows:

SUMMARY COMPENSATION TABLE

Annual Compensation Year ended Name December 31 Salary

         Name                       Position         Year            Salary
         -------                    ---------        -----        -------------
George J. Coates  President, Chief Executive
                             Officer and Chief
                             Financial Officer       2000           $183.548
                                                     1999           $183,548
                                                     1998           $186,947

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth as of December 31, 2000 the ownership of CIL Common Stock by (i) each person known by CIL to be beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.

Title             Name and Address of       Amount and Nature of     Percent
of Class          Beneficial Owner       Beneficial Ownership (1)   of Class
----------       ----------------------- -------------------------  --------
Common Stock      George J. Coates*       51,400,000 shares           77.8%
                  Gregory Coates*          3,530,630 shares           5.3 %
                  Richard W. Evans*          165,000 shares         .0025 %
                  Michael J. Suchar*          50,000 shares          .001 %

                  All directors and
                  executive officers
                  as a Group (4 persons)  55,145,630 shares           83.4%

*c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 NONE

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                Description of Exhibit

F-1 Independent auditors report and financial statements for the fiscal years ended December 31, 2000 and 1999.

The following listed Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2000, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

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

10.3              License Agreement dated December 22, 1997 between George J.
                  Coates and CIL. George J. Coates and CIL and First and
                  Second Amendments thereto dated July 17, 1995.
10.4 Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and CIL.
10.5 License Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment thereto dated July 17,1995.
10.6 Prototype Manufacturing Agreement dated July 16, 1991 Between CIL, George J. Coates and Harley-Davidson Inc.
10.7 License Agreement dated February 4, 1994 by and between CIL, Coates International Licensing Partnership, L.P.,
                  George J. Coates and Millwest Corporation.
10.8              Securities and Exchange Commission Complaint filed on
                  July 22, 1994 in the United States District Court for the Southern District of New York (94 Civ. 5361) against George
                  J. Coates, CIL and related entities.
10.9 Final Consent Judgment of CIL in the above action Initiated by the Commission (94 Civ. 5361)
10.10             Final Consent Judgment of George J. Coates in the above
                  Action initiated by the Commission (94 Civ. 5361).

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 31, 2001                 COATES INTERNATIONAL LTD.

                                        /s/George J. Coates
                                      ------------------------------
                                        George J. Coates, President
                                          Chief Executive Officer and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                         DATE
-----------------                 ---------                     ---------

/s/George J. Coates
------------------------
George J. Coates               Director, Chief               March 31, 2001
                               Executive Officer,
                               President, and
                               Chief Financial Officer

/s/Richard W. Evans
------------------------
Richard W. Evans                Director                      March 31, 2001

/s/Michael J. Suchan
------------------------
Michael J. Suchar               Director                      March 31, 2001

                           Coates International, Ltd.

                              Financial Statements

                           December 31, 2000 and 1999

                           Coates International, Ltd.
                        Index to the Financial Statements
                           December 31, 2000 and 1999





                                                          Page

Auditors' Report  .................................         1

Financial Statements

     Balance Sheet.................................         2

     Statements of Operations......................         3

     Statement of Stockholders' Equity.............         4

     Statements of Cash Flows......................        5-6

     Notes to the Financial Statements.............       7-11

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Coates International, Ltd.

We have audited the balance sheet of Coates International, Ltd. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2000, and the results of their operations, and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.



/s/Rosenberg Rich Baker Berman & Company
-----------------------------------------
Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
February 13, 2001

                           Coates International, Ltd.
                                  Balance Sheet
                                December 31, 2000

      Assets
Current Assets
   Cash                                                                                                   $        340,821
   Restricted cash                                                                                                 112,000
   Inventory                                                                                                       205,357
   Prepaid insurance                                                                                                 6,432
                                                                                                            --------------

      Total Current Assets                                                                                         664,610

Property, Plant and Equipment - Net of $440,128 of accumulated depreciation                                      1,625,892

Other Assets
    Mortgage loan costs, net of accumulated amortization of $22,701                                                 42,159
   Deposit                                                                                                           2,500
                                                                                                            --------------

      Total Assets                                                                                               2,335,161
                                                                                                            ==============

      Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of mortgage payable                                                                               8,903
   Note payable                                                                                                     58,731
   Accounts payable                                                                                                 45,485
   Accrued expenses                                                                                                716,619
   Accrued interest payable                                                                                        118,391
                                                                                                            --------------

        Total Current Liabilities                                                                                  948,129

Mortgage payable, net of current portion                                                                           883,604
                                                                                                            --------------

        Total Liabilities                                                                                        1,831,733

Stockholders'  Equity  Preferred  stock,  Series A,  $.001 par value  14,000,000 shares authorized - no shares
      issued                                                                                                             -
   Common stock, $.0001 par value, 200,000,000 shares authorized - 66,097,910shares
   issued and outstanding                                                                                            6,610
   Additional paid-in capital                                                                                   11,184,824
   Accumulated deficit                                                                                         (10,688,006)
                                                                                                            --------------

        Total Stockholders' Equity                                                                                 503,428
                                                                                                            --------------
                                                                                                          $      2,335,161
        Total Liabilities and Stockholders' Equity
                                                                                                            ==============

See notes to the financial statements.

                           Coates International, Ltd.
                            Statements of Operations







                                                                                                     Years Ended December 31,
                                                                                                 ---------------------------------
                                                                                                      2000              1999
                                                                                                 ---------------   ---------------


Revenue                                                                                        $         845,000 $         550,000
                                                                                                 ---------------   ---------------

Operating Expenses:
   Research and development costs                                                                        225,579           235,906
   Research and development costs - related party                                                        222,549           211,589
   General and administrative expenses                                                                   324,931           240,070
   Depreciation                                                                                           33,270            26,998
   Amortization                                                                                           12,972            33,593
                                                                                                 ---------------   ---------------

      Total Operating Expenses                                                                           819,301           748,156
                                                                                                 ---------------   ---------------

   Income (Loss) From Operations                                                                          25,699          (198,156)
                                                                                                 ---------------   ---------------

Other Income (Expense):
   Miscellaneous income                                                                                   15,000                 -
   Interest income                                                                                         2,583             1,400
   Interest expense                                                                                     (149,548)         (133,471)
                                                                                                 ---------------   ---------------

      Total Other Income (Expense)                                                                      (131,965)         (132,071)
                                                                                                 ---------------   ---------------

   Loss Before Benefit From Income Taxes                                                               (106,266)         (330,227)

   (Provision for) Benefit From Income Taxes                                                            (15,945)           609,902
                                                                                                 ---------------   ---------------

   Net Loss (Income)                                                                           $       (122,211) $         279,675
                                                                                                 ===============   ===============

   (Loss) Earnings Per Share                                                                   $         (0.002) $           0.004
                                                                                                 ===============   ===============
   Weighted Average Number of Shares                                                                 66,097,910         65,724,240
                                                                                                 ===============   ===============



See notes to the financial statements.

                           Coates International, Ltd.
                        Statement of Stockholders' Equity







                                                                     Common Stock                   Series A Preferred Stock
                                                          ----------------------------------  ------------------------------------
                                                              Shares            Amount             Shares             Amount
                                                          --------------   -----------------  ----------------   -----------------
Balance - December 31, 1997                                            -                   -         6,601,011  $            6,602
Issuance of Stock                                                      -                   -             8,000                   8
Additional Contributions of Capital From a
    Shareholder                                                        -                   -                 -                   -
Net Loss for Year Ended December 31, 1998                              -                   -                 -                   -
                                                          --------------   -----------------  ----------------   -----------------
Balance - December 31, 1998                                            -                   -         6,609,011               6,610
Additional Contributions of Capital From
     Shareholders                                                                                                                -
Net Income for Year Ended December 31, 1999                                                                  -                   -
                                                          --------------   -----------------  ----------------   -----------------

Balance - December 31,1999                                             -                   -         6,609,011              (6,610
Exchange of Series A Preferred Stock for
Common Stock                                               66,090,110               $  6,609        (6,609,011)                  -

Issuance of stock                                               7,800                      -                 -                   -
Additional Contributions of Capital
  from a Shareholder                                                   -                   -                 -                   -
Net Loss for year ended December 31, 2000                              -                   -                 -                   -
                                                          --------------   -----------------  ----------------   -----------------
                                                          66,097,910      $            6,609                 -  $                -
                                                          ==========       =================  ================  ==================




See notes to the financial statements.

                                       4A

Coates International, Ltd.
Statement of Stockbrokers' Equity - CONTINUED

                                                                                                   Total
                                                                               Retained         Stockholders'
                                                           Additional          Earnings            Equity
                                                         Paid-In Capital       (Deficit)          (Deficit)
                                                        -----------------  -----------------  -----------------
Balance - December 31, 1997                            $       10,285,130 $       (9,743,717)$          548,014
Issuance of Stock                                                 149,992                  -            150,000
Additional Contributions of Capital From a
    Shareholder                                                   384,961                  -            384,961
Net Loss for Year Ended December 31, 1998                               -         (1,101,753)        (1,101,753)
                                                        -----------------  -----------------  -----------------
Balance - December 31, 1998                                    10,820,083        (10,845,470)           (18,778)
Additional Contributions of Capital From
     Shareholders                                                 171,742                  -            171,742
Net Income for Year Ended December 31, 1999                             -            279,675            279,675
                                                        -----------------  -----------------  -----------------

Balance - December 31,1999                                     10,991,825        (10,565,795)           432,639
Exchange of Series A Preferred Stock for

  Common Stock                                                          -                  -                  -

Issuance of stock                                                  80,000                  -             80,000
Additional Contributions of Capital
  from a Shareholder                                              113,000                  -            113,000
Net Loss for year ended December 31, 2000                               -           (122,211)          (122,211)
                                                        -----------------  -----------------  -----------------
                                                       $       11,184,825 $      (10,688,006)$          503,428

Balance - December 31, 20000                            =================  =================  =================



See notes to the financial statements.


                                       4B

                           Coates International, Ltd.
                            Statements of Cash Flows


                                                                                             Years Ended December 31,
                                                                                         --------------------------------
                                                                                              2000             1999
                                                                                         --------------   ---------------

Cash Flows From Operating Activities
    Net (Loss) Income                                                                   $      (122,211) $        279,675
                                                                                         --------------   ---------------
    Adjustments to Reconcile Net (Loss) Income to Net Cash Used in
    Operating Activities
          Depreciation                                                                           33,270            26,998
          Amortization                                                                           12,972            33,593
          Deferred taxes                                                                        251,000          (251,000)
    Changes in Assets and Liabilities
        (Increase) Decrease in
          Inventory                                                                            (205,357)                -
          Prepaid insurance                                                                         457              (334)
          Due to/from affiliated companies                                                            -            19,543
        Increase (Decrease) in
          Accounts payable and accrued expenses                                                (144,043)         (228,480)
          Accrued interest payable                                                                 (101)           11,933
                                                                                         --------------   ---------------

        Total Adjustments                                                                       (51,802)         (387,747)
                                                                                         --------------   ---------------
    Net Cash Used in Operating Activities                                                      (174,013)         (108,072)
                                                                                         --------------   ---------------

Cash Flows from Investing Activities
    Payments for property and equipment                                                         (74,000)          (55,800)
    Loans to stockholders                                                                       (16,000)                -
                                                                                         --------------   ---------------
    Net Cash Used in Investing Activities                                                       (90,000)          (55,800)
                                                                                         --------------   ---------------

Cash Flows From Financing Activities
    Proceeds from mortgage payable                                                                    -           900,000
    Repayment of mortgage payable                                                                (3,060)         (504,433)
    Payment for mortgage loan costs                                                                   -           (65,344)
    Proceeds of additional paid-in capital                                                      113,000           171,742
    Proceeds from issuance of stock                                                              80,000                 -
    Proceeds from note payable                                                                   75,000
    Repayment of note payable                                                                   (16,269)                -
    Loans from stockholder                                                                            -             3,495
                                                                                         --------------   ---------------
    Net Cash Provided by Financing Activities                                                   248,671           505,460
                                                                                         --------------   ---------------

    Net Decrease (Increase) in Cash                                                             (15,342)          341,588
    Cash - Beginning of Periods                                                                 356,163            14,575
                                                                                         --------------   ---------------
    Cash - End of Periods                                                               $       340,821  $        356,163
                                                                                         ==============   ===============







See notes to the financial statements.

                           Coates International, Ltd.
                            Statements of Cash Flows





                                                                                                      Years Ended December 31,
                                                                                                  --------------------------------
                                                                                                       2000             1999
                                                                                                  ---------------  ---------------

Supplemental  Disclosures of Cash Flow  Information Cash paid during the periods for:
        Interest paid                                                                           $         149,648 $        121,538
                                                                                                  ===============  ===============
        Income taxes paid                                                                       $             200 $            400
                                                                                                  ===============  ===============











See notes to the financial statements.

                           Coates International, Ltd.
                        Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization
    Coates International, Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by its President and majority stockholder George J. Coates ("GJC") as the successor in interest to a Delaware corporation, also organized by GJC, of the same name incorporated in August 1988.

    CIL has developed a spherical rotary valve system (the"Coates System") for use in piston driven internal combustion engines of all types and is manufacturing on a limited scale basis at its Wall Township, New Jersey facility. CIL also has an exclusive license to sell and grant sublicenses with respect to products using the Coates System based on the Coates Patents. The Company was in the development stage through December 31, 1999. The year 2000 is the first year during which it is considered an operating company.

Inventory
    Inventory is valued at the lower of cost (determined on a first in, first out basis) or market.

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

Earnings (Loss) Per Share
    Earnings (loss) per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net income (loss) by the weighted average number of common shares and preferred shares outstanding during the periods.

Revenue Recognition
    The Company has not generated  revenues from sales of engines.  Revenue from
    the  granting  of  sub-licenses  and  research  and  development   costs  to
    manufacture prototype engines are recognized upon receipt of funds.

Advertising Costs
    Advertising costs are charged to operations when incurred. Advertising expense was $12,356 and $72,000 for the years ended December 31, 2000 and 1999, respectively.

Research and Development
    Research and development costs are charged to operations as incurred.

Income Taxes
    In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been mostly offset by a valuation allowance against the related deferred tax asset for the year ended December 31, 1998.

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

    The Company entered into a license agreement with a Canadian corporation, whereby the Company is granting an exclusive license for the use of the Coates Engine in connection with the conversion of natural gas to electricity in Canada. The licensing fee is $5,000,000 and the Company also receives a royalty equal to 5% of the gross profit which is derived from all sources. The Company also retains the exclusive right to manufacturing both the engine and generator components for sale to the Canadian corporation. The revenues generated for years ended December 31, 2000 and 1999 are entirely attributable to the Canadian corporation. The loss of this customer would have a material adverse effect on the Company's business and operations.

    Development of the Coates System technology was initiated by GJC, CIL's founder, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued to GJC with respect to the Coates System. Since the inception of CIL in 1988, all aspects of the business have been completely dependent upon the activities of GJC, who does not have an employment contract with CIL. The loss of GJC's availability or services due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations.

RESTRICTED CASH

    The Company placed $112,000 in an escrow account (pursuant to a court order) of net proceeds raised from a 48,000 CIL Series A Preferred Stock private placement offering in July 1997. The funds were escrowed for the payment of interest due to two former stockholders.

INVENTORY

    Inventory consists of work in process valued at $205,357 at December 31, 2000.

                           Coates International, Ltd.
                        Notes to the Financial Statements

 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2000:

             Land                                                                                 $         920,550
             Building                                                                                       579,450
             Building improvements                                                                          201,671
             Machinery and equipment                                                                        325,054
             Furniture and fixtures                                                                          39,295
                                                                                                    ---------------
                                                                                                          2,066,020
             Less:  Accumulated depreciation                                                                440,128
                                                                                                    ---------------
                                                                                                  $       1,625,892
                  Total
                                                                                                    ===============

    Depreciation  expense  amounted  to $33,270  and $26,997 for the years ended
December 31,2000 and 1999, respectively.

ACCRUED EXPENSES

    Accrued expenses at December 31, 2000 is comprised of the following:


             Legal Fees                                                                           $         542,834
             Accounting Fees                                                                                 25,000
             Patent Legal Fees                                                                               39,770
             Audit Fees - prior auditors                                                                    109,015
                                                                                                    ---------------
                                                                                                  $         716,619
                                                                                                    ===============

NOTE PAYABLE

    The note payable represents a bank loan with interest at 13.64% due in equal monthly installments of $6,907 including interest through September 2001, secured by equipment with a net book value of $66,600.

MORTGAGE PAYABLE

    Interest at 15.99% per annum due in equal monthly installments of $12,521 including interest, due on April 1, 2004 secured by land and building with a net book value of $1,552,621.


                                                                                                  $         892,507
          Less current maturities                                                                             8,903
                                                                                                    ---------------
          Mortgage payable, net of current maturities                                             $         883,604
                                                                                                    ===============

    Total maturities of mortgage payable are as follows:

             Year Ending December 31,
             2001                                                                $          8,903
             2002                                                                          10,435
             2003                                                                          12,232
             2004                                                                         860,937
                                                                                  ---------------
                                                                                 $        892,507
                                                                                  ===============

                           Coates International, Ltd.
                        Notes to the Financial Statements

CAPITAL STOCK

    During the year, the Company increased its authorized shares of common stock from 20,000,000 to 200,000,000 and changed the par value per common share from $0.001 to $0.0001. The Company also converted all shares of its Series A preferred stock into common stock, on the basis of ten shares of common stock for each share of Series A preferred stock.

    The earnings per share calculation for the year ended December 31, 1999 has been restated to reflect the above.

INCOME TAXES

    The income tax (provision) benefit is comprised of the following:



                                                                                               Year Ended December 31,
                                                                                          ----------------------------------
                                                                                               2000            1999
                                                                                          ---------------  -----------------
        State current (provision) benefit                                               $         (15,945)$          358,902
        State deferred benefit                                                                          -            251,000
                                                                                          ---------------  -----------------
                                                                                        $         (15,945)$          609,902
                                                                                          ===============  =================


    In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total anticipated net proceeds of this transaction $609,902) was recorded as a current deferred tax asset and benefit for the year ending December 31, 1999.

    Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover ($358,902), which was received in 1999 funds was recorded as a current tax benefit in the December 31, 1999 financial statements. The sale of the remaining balance of the Company's NOL Carryover ($235,033), which was recorded as an estimated deferred tax benefit of $251,000 at December 31, 1999 was received in 2000. This resulted in a current tax provision of $15,945 at December 31, 2000.

    The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2000:




        Total deferred tax asset, current                    $       4,239,951
        Less valuation allowance                                     4,239,951
                                                               ---------------
        Net deferred tax assets, current                     $               -


    The differences between income tax benefits in the financial statements and the tax benefit computed at the U. S. Federal statutory rate of 34% at December 31, 2000 are as follows:


        Tax benefit                                                34 %
        Valuation allowance                                      (30) %
                                                      ---------------
        Effective tax rate                                          4 %
                                                      ===============

    At December 31, 2000, the Company has available approximately $10,316,657 of net operating losses to carryforward which may be used to reduce future federal taxable income and expire between December 31, 2003 and 2020.

    At December 31, 2000 the Company has available approximately $2,931,190 of net operating losses to carryforward which may be used to reduce future state taxable income and begin to expire December 31, 2004.

                           Coates International, Ltd.
                        Notes to the Financial Statements


LICENSES

    The Company has incurred legal and related costs associated with licenses. Such costs amounted to $107,232 and $80,586 for the years ended December 31, 2000 and 1999. As the probable future economic benefit of such costs is uncertain, they have been expensed.

RELATED PARTY TRANSACTIONS

    The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 2000 and 1999, the Company paid $222,549 and $211,589, respectively, for these services.

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