Form 10KSB/A
period 2000-12-31
COATES INTERNATIONAL LTD \DE\
filed 2001-04-17
CIK 948426

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-KSB for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 3, 2001                 COATES INTERNATIONAL LTD.

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

SIGNATURE                           TITLE                         DATE
-----------------                 ---------                     ---------

/s/George J. Coates
------------------------
George J. Coates               Director, Chief               April 3, 2001
                               Executive Officer,
                               President, and
                               Chief Financial Officer

/s/Richard W. Evans
------------------------
Richard W. Evans                Director                      April 9, 2001



------------------------
Michael J. Suchar               Director