Form 10QSB
period 2001-03-31
COATES INTERNATIONAL LTD \DE\
filed 2001-05-15
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                        [X] Quarterly Report Pursuant to
                           Section 13 or 15 (D) of the
                           Securities Exchange Act of
                                      1934

                        For Quarter Ended March 31, 2001

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

                                 Yes [X] No [ ]

As of May 10, 2001, there were 66,072,610 shares of the Registrant's common stock issued and outstanding.

                           COATES INTERNATIONAL, LTD.




                                      INDEX


                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Independent Accountants' Report                                   1

         Condensed Balance Sheet
(Unaudited)                                                                2
          - March 31, 2001


         Condensed Statements of
Operations                                                                 3
          - Three months ended March 31, 2001 and 2000

         Condensed Statements of Cash
Flows                                                                      4
-        Three months ended March 31, 2001 and 2000

         Notes to the Condensed Financial Statements                       5


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6-7

PART II  -  OTHER INFORMATION                                               8

SIGNATURES                                                                  9

PART I - FINANCIAL INFORMATION

Item 1.









                           Coates International, Ltd.

                              Financial Statements

                                 March 31, 2001

                           Coates International, Ltd.
                        Index to the Financial Statements
                                 March 31, 2001





                                                                       Page

Independent Accountants' Report  ..................................       1

Financial Statements

     Condensed Balance Sheet.......................................       2

     Condensed Statements of Operations............................       3

     Condensed Statements of Cash Flows............................       4

     Notes to the Condensed Financial Statements...................       5

                                 [Letterhead of
                     Rosenberg Rich Baker Berman & Company]

To the Stockholders and Board of Directors of Coates International, Ltd.



We have reviewed the accompanying balance sheet of Coates International, Ltd. as of March 31, 2001, and the related statements of operations and statements of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

         .........
/s/Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
April 23, 2001

                           Coates International, Ltd.
                             Condensed Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

           Assets
Current Assets
         Cash                                                                                           $        147,805
         Restricted cash                                                                                         112,000
         Accounts receivable                                                                                   3,800,000
         Inventory                                                                                               216,491
         Prepaid insurance                                                                                         3,215
                                                                                                          ---------------
                                                                                                               4,279,511
         .........Total Current Assets
                                                                                                               1,616,185
Property, Plant and Equipment - Net of accumulated depreciation of $449,835

Other Assets
         Mortgage loan costs, net of accumulated amortization of $25,947                                          38,916
         Deposits                                                                                                  2,500
                                                                                                          ---------------
                                                                                                               5,937,112
         .........Total Assets
                                                                                                          ---------------

         .........Liabilities and Stockholders' Equity

Current Liabilities
         Note payable                                                                                             39,594
         Current portion of mortgage payable                                                                       8,903
         Current portion of deferred revenue                                                                     950,000
         Accounts payable and accrued expenses                                                                   702,441
         Accrued interest payable                                                                                118,391
                                                                                                          ---------------
                                                                                                               1,819,329
         .........         Total Current Liabilities

         Mortgage payable, net of current portion                                                                881,706
         Deferred revenue, net of current portion                                                              2,612,500

Stockholders' Equity
         Preferred stock, Series A, $.001 par value voting, 14,000,000 shares authorized -                             -
no shares issued
Common stock, $.0001par value, 200,000,000 shares authorized, 66,097,910 shares                                    6,610
         .........issued and outstanding
                                                                                                              11,184,823



Additional paid-in capital
         Retained earnings (deficit)                                                                        (10,567,856)
                                                                                                          ---------------
                                                                                                                 623,577
         .........         Total Stockholders' Equity
                                                                                                          ---------------
                                                                                                        $      5,937,112
         .........         Total Liabilities and Stockholders' Equity
                                                                                                          ===============













See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations




                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                            ---------------------------------
                                                                                                2001               2000
                                                                                            --------------    ---------------
                                                                                             (Unaudited)       (Unaudited)
                                                                                            --------------    ---------------

                                                                                          $       342,500   $         55,000

Revenue
                                                                                            --------------    ---------------

Operating Expenses:
         Research and development costs                                                            62,357             67,139
         Research and development costs -                     related party                        44,188             44,188
         General and administrative                           expenses                             68,009             52,240
         Depreciation and amortization                        expense                              12,950              9,711
                                                                                            --------------    ---------------
                                                                                                  187,504            173,278
                  Total Operating Expenses
                                                                                            --------------    ---------------
                                                                                                  154,996          (118,278)
         Income (Loss) From Operations

Other Income (Expense):
         Interest income                                                                              822                821
         Interest expense                                                                        (35,669)           (35,753)
                                                                                            --------------    ---------------
                                                                                                 (34,847)           (34,932)

         Total Other Income (Expense)
                                                                                            --------------    ---------------
                                                                                                  120,149          (153,210)
Net Income (Loss) Before Income Taxes
Provision for Income Taxes                                                                              -                  -
                                                                                            --------------    ---------------
Net Income (Loss)                                                                         $       120,149   $      (153,210)
                                                                                            ==============    ===============
                                                                                          $          0.00   $           0.00
Income (Loss) Per Share
                                                                                            ==============    ===============
                                                                                               66,097,910         65,724,240
Weighted Average Number of Common Shares
         Outstanding
                                                                                            ==============    ===============




See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows




                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                               --------------------------------
                                                                                                    2001             2000
                                                                                                (Unaudited)      (Unaudited)
                                                                                             ---------------  ---------------

                                                                                             $      (171,981) $      (258,221)

Cash Flow From Operating Activities
                                                                                                            -         (10,000)
Cash Flow From Investing Activities

Cash Flow From Financing Activities
         Nonrefundable deposit from sale of land                                                            -           15,000
         Repayment of note payable                                                                   (19,137)                -
         Repayment of mortgage payable                                                                (1,898)          (1,787)
                                                                                               ---------------  ---------------
         Net Cash (Used in) Provided by Financing Activities                                         (21,035)           13,213
                                                                                               ---------------  ---------------
                                                                                                    (193,016)        (255,008)
         Net Decrease in Cash
         Cash - Beginning of Periods                                                                  340,821          356,163
                                                                                               ---------------  ---------------
         Cash - End of Periods                                                               $        147,805 $        101,155
                                                                                               ===============  ===============


















See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001 and 2000. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

RELATED PARTY TRANSACTION

Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates (an officer and director of the Company) is the sole stockholder. During the three months ended March 31, 2001 and 2000, $44,188 and $44,188, respectively, were paid for these services.

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

RESULTS OF OPERATIONS

CIL continued to complete the construction of its working prototype, natural gas-fueled generator engines under its agreements with Well to Wire Energy, Inc. during the first quarter of calendar year 2001. Revenues for the quarter ended March 31, 2001, increased to $342,500 compared to $55,000 for the same period in 2000, all such revenues generated by CIL's Well-to-Wire Energy, Inc.'s agreements. While labor costs remained constant with materials and supplies expenses decreasing by approximately $5,000, outside professional fee payments represented the substantial majority of the approximate $16,000 increase in general and administrative expenses as compared to the comparable period in 2000. As a result of the continuing payments received by CIL from the Well to Wire Energy, Inc. project net income of $120,149 represented more than a 200% increase in net income as compared to the approximate $153,000 loss incurred during the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to finalize the construction and validation of the prototypes of its natural gas fed, electric generator engines modified with the Coates SRV Engine (the "Coates Generator Engine")in connection with its project with Well to Wire Energy, Inc. CIL is in the process of completing the third and last prototype Coates Generator Engine required under its agreement with Well to Wire Energy, Inc. and expects completion and delivery of the last prototype within the next 30 days. Following additional testing and validation, CIL expects to receive the balance of its license payment due of $4,700,000 and the balance of its prototype development costs of $4,100,000 from Well to Wire Energy, Inc. during fiscal year 2001. If required, management will raise additional operating funds through combination of private or public offerings of its securities.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Company.

In February, 1995, the Company and George J. Coates consented to the entry of a civil consent judgment in the United States District Court for the Southern District of New York arising out of a civil complaint brought by the Securities and Exchange Commission (the "SEC"). Without admitting or denying SEC allegations, CIL and Mr. Coates agreed to offer rescission to certain investors and conduct any future offerings of CIL securities in accordance with securities registration laws or exemptions. Following the completion of the rescission offer in accordance with its terms, the Court, in 1997, discharged the special master. In April, 2001, a fine in the amount of $40,000 was assessed against Mr. George Coates, terminating the proceedings in the above identified New York court and the Company has resumed its business activities.

Item 2   CHANGES IN SECURITIES      -  None

   (c)  Issuance of unregistered securities


Item 3   DEFAULTS ON SENIOR SECURITIES    -  None
         -----------------------------


Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS                    -  None



Item 5   OTHER INFORMATION      -  None


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                Description of Exhibit

The following listed Exhibits are hereby incorporated by reference into this Form 10-QSB for the quarter ended March 31, 2001, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

3.1               CIL's Restated Certificate of Incorporation
3.2                        CIL's By-Laws

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COATES INTERNATIONAL, LTD.




Date:   May 14, 2001                         By: /s/  George J. Coates
                                                 ----------------------------
                                                 George J. Coates, President
                                                 Chief Executive Officer and
                                                 Chief Financial Office