Form 10QSB/A
period 2001-03-31
COATES INTERNATIONAL LTD \DE\
filed 2001-05-22
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB/A1

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

In February, 1995, the Company and George J. Coates consented to the entry of a civil consent judgment in the United States District Court for the Southern District of New York arising out of a civil complaint brought by the Securities and Exchange Commission (the "SEC"). Without admitting or denying SEC allegations, CIL and Mr. Coates agreed to offer rescission to certain investors and conduct any future offerings of CIL securities in accordance with securities registration laws or exemptions. Following the completion of the rescission offer in accordance with its terms, the Court, in 1997, discharged the special master. In April, 2001, a fine in the amount of $40,000 was assessed against Mr. George Coates.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-QSB for the quarter ended March 31, 1001 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COATES INTERNATIONAL, LTD.




Date:   May 22, 2001                    By: /s/George J. Coates
                                            ----------------------------
                                                George J. Coates, President
                                                Chief Executive Officer and
                                                Chief Financial Officer