Form 10QSB
period 2001-06-30
COATES INTERNATIONAL LTD \DE\
filed 2001-08-10
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                        [X] Quarterly Report Pursuant to
                           Section 13 or 15 (D) of the
                           Securities Exchange Act of
                                      1934

                        For Quarter Ended June 30, 2001

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

                                 Yes [X] No [ ]

As of June 30, 2001, there were 66,097,910 shares of the Registrant's common stock issued and outstanding.

                           Coates International, Ltd.

                              Financial Statements

                                 June 30, 2001

                           Coates International, Ltd.
                       Index to the Financial Statements
                                 June 30, 2001





                                                                            Page

Independent Accountants' Report  ........................................     1

Financial Statements

     Condensed Balance Sheet.............................................     2

     Condensed Statements of Operations..................................     3

     Condensed Statements of Cash Flows..................................     4

     Notes to the Condensed Financial Statements..........................    5

To the Stockholders and Board of Directors of Coates International, Ltd.



We have reviewed the accompanying balance sheet of Coates International, Ltd. as of June 30, 2001, and the related statements of operations and statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Bridgewater, New Jersey
July 31, 2001

                           Coates International, Ltd.
                             Condensed Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

      Assets
Current Assets
   Cash                                                                                                   $         24,257
   Restricted cash                                                                                                 112,000
   Accounts receivable                                                                                           3,800,000
   Inventory                                                                                                       205,357
   Prepaid insurance                                                                                                 6,432
                                                                                                           ---------------

      Total Current Assets                                                                                       4,148,046

Property, Plant and Equipment - Net of accumulated depreciation of $459,542                                      1,606,478

Other Assets
   Mortgage loan costs, net of accumulated amortization of $29,187                                                  35,673
   Deposits                                                                                                          2,500
                                                                                                           ---------------

      Total Assets                                                                                               5,792,697
                                                                                                           ===============

      Liabilities and Stockholders' Equity

Current Liabilities
   Note payable                                                                                                     20,253
   Current portion of mortgage payable                                                                               8,903
   Current portion of deferred revenue                                                                             950,000
   Accounts payable and accrued expenses                                                                           784,051
   Accrued interest payable                                                                                        118,391
   Due to officer                                                                                                   84,700
                                                                                                           ---------------

        Total Current Liabilities                                                                                1,966,298

   Mortgage payable, net of current portion                                                                        880,523
   Deferred revenue, net of current portion                                                                      2,375,000
                                                                                                           ---------------

        Total Liabilities                                                                                        5,221,821

Stockholders'  Equity  Preferred  stock,  Series  A,  $.001  par  value  voting,
   14,000,000 shares authorized -
      no shares issued                                                                                                   -
   Common stock, $.0001par value, 200,000,000 shares authorized, 66,097,910 shares
      issued and outstanding                                                                                         6,607
   Additional paid-in capital                                                                                   11,190,823
   Retained earnings (deficit)                                                                                 (10,626,554)
                                                                                                           ---------------

        Total Stockholders' Equity                                                                                 570,876
                                                                                                           ---------------
                                                                                                          $      5,792,697
        Total Liabilities and Stockholders' Equity
                                                                                                           ===============




See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations



                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                      ---------------------------------     ----------------------------------
                                                           2001              2000                2001               2000
                                                      --------------    ---------------     --------------     ---------------
                                                       (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
                                                      --------------    ---------------     --------------     ---------------

Revenue                                             $        237,500   $        345,000   $        580,000    $        400,000
                                                      --------------    ---------------     --------------     ---------------

Operating Expenses:
   Research and development costs                             72,150             58,307            134,507             125,446
   Research and development costs -
        related party                                         44,187             44,187             88,375              88,375
   General and administrative expenses                       127,638            125,957            195,647             178,197
   Depreciation and amortization expense                      12,940              9,712             25,890              19,423
                                                      --------------    ---------------     --------------     ---------------

      Total Operating Expenses                               256,915            238,163            444,419             411,441
                                                      --------------    ---------------     --------------     ---------------

   Income (Loss) From Operations                             (19,415)           106,837            135,581             (11,441)

Other Income (Expense):
   Interest income                                                71                877                893               1,698
   Interest expense                                          (39,344)           (35,705)           (75,013)            (71,458)
                                                      --------------    ---------------     --------------     ---------------

      Total Other Income (Expense)                           (39,273)           (34,828)           (74,120)            (69,760)
                                                      --------------    ---------------     --------------     ---------------

Net Income (Loss) Before Benefit
From Income Taxes                                            (58,688)            72,009             61,461             (81,201)

Benefit From Income Taxes                                          -                  -                  -                   -
                                                      --------------    ---------------     --------------     ---------------
Net Income (Loss)                                   $        (58,688)            72,009   $         61,461    $        (81,201)
                                                      ==============    ===============     ==============     ===============

                                                                         .01
Income (Loss) Per Share                             $ (0.01)              0                 $ 0.01              $(0.01)

                                                      ==============    ===============     ==============     ===============
                                                           6,572,424          6,572,424          6,572,424           6,572,424
Weighted Average Number of Common Shares
Outstanding
                                                      ==============    ===============     ==============     ===============












See notes to the condensed financial statements.

                           Coates International, Ltd.
                      Condensed Statements of Cash Flows



                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                             ---------------------------------
                                                                                                  2001              2000
                                                                                               (Unaudited)       (Unaudited)
                                                                                             ---------------   ---------------

Cash Flow From Operating Activities                                                         $       (359,705)    $    (240,289)

Cash Flow From Investing Activities                                                                                    (10,000)

Cash Flow From Financing Activities
    Nonrefundable deposit from sale of land                                                                -            15,000
    Proceeds from officers loan                                                                       84,700                 -
    Repayment of note payable                                                                        (38,478)                -
    Repayment of mortgage payable                                                                     (3,081)           (3,647)
                                                                                             ---------------   ---------------
    Net Cash Provided by Financing Activities                                                         43,141            11,353
                                                                                             ---------------   ---------------

    Net Decrease in Cash                                                                            (316,564)         (238,936)
    Cash - Beginning of Periods                                                                      340,821           356,163
                                                                                             ---------------   ---------------
    Cash - End of Periods                                                                   $         24,257 $         117,227
                                                                                             ===============   ===============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001 and 2000. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

RELATED PARTY TRANSACTION

  Subcontract Labor - The Company subcontracts its project expense (payroll, insurance and supplies) from an entity in which George J. Coates (an officer and director of the Company) is the sole stockholder. During the respective six month periods ended June 30, 2001 and 2000 the Company paid the same amount of $88,375 for both these services.

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

Results of Operations for the Six Months and Three Months Ended June 30, 2001 and 2000

CIL continued to complete the construction of its working prototype, natural gas-fueled generator engines under its agreements with Well to Wire Energy, Inc. during the second quarter of calendar year 2001. Revenues for the three months and six months ended June 30, 2001 were $237,500 and $580,000 as compared to $345,000 and $400,000, respectively, for the same periods in 2000, representing an approximate $107,500 or 31% decrease in the three month results as compared to last year and an approximate $180,000, or 45% increase in the six month revenue results as compared to the six month results for 2000. All such revenues continue to be generated pursuant to CIL's Well-to-Wire Energy, Inc. agreements.

         Total operating expenses for the six month period ended June 30, 2001 were $444,419 compared to $441,441 for the same period in 2000, representing an increase of approximately $3,000, with labor costs. materials and supplies expenses remaining relatively constant for each of the respective first six month periods of 2001 and 2000.

         For the three months ended June 30, 2001, total operating expenses increased approximately $18,750, to $256,915, as compared to $238,163 for 2000, representing an approximate 8% increase. This increase is attributable to the rise in materials and supplies expenses in the second quarter to $72,150 from $58,307 for the same period last year, an increase of $13,843 or approximately 24%, as well as an increase of approximately $3,200, or 33%, in depreciation and amortization expenses, from $9,712 for the three month period in 2000 to $12,940 for the three month period ended June 30, 2001.

         Interest expense for the six months ended June 30, 2001 of $75,013 remained relatively constant when compared to the $71,458 of interest expense incurred for the same six month period in 2000. For the three month period ender June 30, 2001, interest expense increased by 10% to $39,344 as compared to the $35,705 of interest expense paid during the same quarter of 2000. This increase of approximately $3,600 for the second quarter ended June 30, 2001 over the same quarter last year is attributable to the allocation of increasing amounts of the Company's regular monthly mortgage payment being allocated to pay interest while the portions of the monthly payments allocated to pay principal decrease as the outstanding mortgage debt's principal balance is reduced by amortization.

Liquidity and Capital Resources

The Company is in the process of completing the construction of its first production model, natural gas fueled electric power generator engine incorporating the Coates SRV technology (the "Coates Natural Gas Generator Engine") in connection with the Company's project with Well to Wire Energy, Inc. Following the completion and testing of the Coates Natural Gas Generator Engine, CIL expects to receive the balance of its license payment due in the amount of $4,700,000 and the costs and expense balance due on its two prototype development engines previously constructed of $4,100,000 from Well to Wire Energy, Inc. If required, management will raise additional operating funds through a combination of private or public offerings of its securities.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 2   CHANGES IN SECURITIES

             None.

Item 3   DEFAULTS ON SENIOR SECURITIES

              None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

Item 5   OTHER INFORMATION

               None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits

The following listed Exhibits are hereby incorporated by reference into this Form 10-QSB for the quarter ended June 30, 2001, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

 Exhibit No.                Description of Exhibit
3.1 CIL's Restated Certificate of Incorporation
3.2 CIL's By-Laws
(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                COATES INTERNATIONAL, LTD.




Date:   August __, 2001                         By: /s/  George J. Coates
                                                ----------------------------
                                                 George J. Coates, President
                                                 Chief Executive Officer and
                                                 Chief Financial Office