Form 10KSB/A
period 2000-12-31
COATES INTERNATIONAL LTD \DE\
filed 2002-01-24
CIK 948426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                 FORM 10-KSB/A2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________to______________

                         COMMISSION FILE NUMBER 33-94884

                           COATES INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                 22-2925432
  (State or other jurisdiction of              (IRS Employer incorporation
   incorporation or organization)                  identification No.)

Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719
(Address of principal executive offices)            (Zip code)

Issuer's telephone number, including area code (732) 449-7717

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Class: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Title of Class: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for the year ended December 31, 2000 were $845,000.

During the fiscal year ended December 31, 2000, there was no established public trading market for the issuer's Series A Preferred or Common Stock. On December 31, 2000, there were 66,097,910 shares of Common Stock issued and outstanding.

PART I. COATES INTERNATIONAL LTD.

ITEM 1. DESCRIPTION OF BUSINESS

Background

Coates International Ltd. ("CIL") has completed the basic development of a spherical rotary valve system (the "Coates System") for use in piston driven internal combustion engines of all types. Development of the Coates System was initiated by CIL's founder, George J. Coates, in Ireland in the late 1970's. In 1982, Mr. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently, the Mark III version of his spherical rotary valve system. Mr. Coates has also been issued a number of U.S. and foreign patents with respect to various aspects of the Coates System and has patent applications pending in several foreign jurisdictions. See "Patents and Licenses".

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

Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. As a development stage company, CIL has incurred losses from the inception of the predecessor entity in August 1988 through December 31, 2000 of $11,012,166 and at December 31, 2000, had a net worth of $228,726 and a negative working capital of ($258,221).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

License Agreement - Well to Wire Energy, Inc.

On September 29, 1999, CIL signed a license agreement with Well to Wire Energy, Inc., an oil and gas company in Canada, to license the production of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power for the Country of Canada (the "License Agreement").. Following due diligence investigation of the proposed applications for the production of electrical energy and the location of the engines in the natural gas fields or generation sites, it was agreed between CIL and Well to Wire Energy, Inc.(sometimes referred to as "WWE") that a larger engine modified with the Coates System would be more appropriate. CIL and WWE subsequently agreed that a new and larger prototype engine would be more efficient than the originally conceived 351 cubic inch engine. Accordingly, CIL and Well to Wire agreed that CIL would research and develop a natural gas fed, 855 cubic inch, 6 cylinder, industrial electric generator engine (the "Coates Generator Engine") under the License Agreement. R&D Agreement - Well to Wire Energy, Inc.

R&D Agreement - Well to Wire Energy, Inc.

     Pursuant to further negotiations, CIL and WWE agreed that WWE would pay to CIL a $5,000,000 fee to research and develop a production model of the Coates Generator Engine (this research and development agreement between CIL and WWE is referred to as the "R&D Agreement"). On July 21, 2000, CIL and WWE memorialized the R&D Agreement in the form of a signed invoice, a copy of which is annexed hereto as Exhibit 10.8. The July 21, 2000 invoice served as the new R&D Agreement and as an amendment to the License Agreement by substituting the Coates Generator Engine for the earlier engine specifications. During1999, Well to Wire Energy, Inc. made two payments, aggregating $300,000 as deposits under the License Agreement and a payment of $250,000 for the development costs to construct a prototype under the R&D Agreement.

     As part of the understanding between CIL and WWE under the R&D Agreement, CIL would develop a total of three prototype engines meeting these new specifications: two testing prototypes and one production model prototype. To date, including the $250,000 payment made to CIL in 1999, Well to Wire Energy, Inc. has made aggregate payments of $1,095,000 to CIL for these prototypes under the R&D Agreement, $250,000 of which was paid in calendar 1999and $845,000 of which was paid in fiscal year 2000. CIL has completed the construction of the first prototype, Coates Generator Engine which was delivered to WWE in December, 2000. Construction of the second prototype is under way and completion of this second prototype is anticipated during the second quarter of 2001. The third prototype, representing the production version of the Coates Generator Engine, is expected to be completed before the end of fiscal year 2001.

It is the intention of management to fund its business operations through, initially, the consummation of the Well to Wire Energy, Inc. License Agreement and R&D Agreement and, thereafter, through private and/or public financings and sales of sub-licenses.

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

                                  Date                   Date
Us Patent No.              Application Filed           Of Patent
-------------              ------------------          ---------

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

In addition to the foregoing issued patents, Mr. George Coates has filed U.S. patent applications to obtain protection for further inventions covering (i) the "cooling system" for the spherical rotary valve engine (Serial #: 09/657,788) and (ii) the method and apparatus for "joining pressurized exhaust manifold sections" (Serial #: 09/649,926).

The Mark I, Mark II, Mark IIB, and Mark III patents were also the subject of foreign filings by Mr. Coates who has been issued foreign patents with respect to some of these filings by Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland as well as by Australia, Brazil, Canada, Hong King, Japan, Korea, Mexico, Singapore, South Africa, Taiwan, Turkey, Ukraine and Venezuela. Mr. Coates continues to have patent applications pending in some of these as well as other foreign countries.

     In February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents within the United States, its territories and possessions in return for a payment of $5,500,000. September 21, 1995, George J. Coates and Gregory Coates amended the existing license agreement and previous amendments thereto, providing for the substitution of the $5.5 million cash payment for the issuance of 275,000 shares Series A stock as the license fee. The licenses expire in the event of bankruptcy or similar insolvency of CIL and, in which event, the patents would automatically revert to Mr. Coates and his son. George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. The 275,000 shares of Series A stock were issued to George Coates in 1995. On December 22, 1997, George Coates, Gregory Coates and CIL entered into a new License Agreement, superceding the prior agreement and amendments thereto. This new License Agreement granted CIL an "exclusive" license to manufacture, sell and grant sub-licenses for products covered under the Coates Patents, expanding the territories covered from the original territory of the United States and its territories to "all of the countries, their territories and possessions comprising North America, Central America and South America". In consideration of this exclusive and expanded license, CIL agreed to issue to George Coates 500,000 shares of Series A stock which were issued in 1997.

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

EMPLOYEES

At December 31, 2000, CIL employed six (6) employees, including George J. Coates and his son Gregory Coates who perform both management, assembly and research and development functions, and; Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. The financial controller and bookkeeper for the Company is Ms. Shirley Naidel.

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

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings against the Company.


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

     Coates International Ltd. (CIL, or the Company) is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

     CIL has completed the development of a spherical rotary valve SRV Engine (the "Coates SRV Engine"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates SRV Engine, seven applicable United States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the "License Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas, except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for the manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of Coates Patents.

     CIL has a 14-year operating history, during which it has primarily devoted its attention to developing the technology associated with the Coates SRV Engine. During such time CIL has also arranged for certain tests in order to evaluate the effectiveness of the technology. CIL has also devoted much time attempting to interest various persons and entities in acquiring sub-licenses to use the technology.

Results of Operations for the Year Ended December 31, 2000

     CIL recognized revenue of $845,000 for the fiscal year ended December 31, 2000, which represents a 240% increase over 1999 revenue of $250,000. All of this revenue was generated under the R&D Agreement with Well to Wire Energy, Inc. ("WWE") and represents payments made for CIL's research and development of the Coates Generator Engine. These payments were made and have been applied against the $5,000,000 fee due CIL from WWE for the research and development of three prototype Coates Generator Engines. See "Description of Business R&D Agreement-Well to Wire Energy, Inc.".

     Operating expenses increased for fiscal year 2000 to $842,337 from $749,972, incurred during fiscal year 1999, due to the approximate 35% increase in general and administrative expenses due principally to increased patent maintenance costs of approximately $27,000 and additional purchases of shop supplies in the approximate amount of $62,000, expended in connection with the construction of the prototype engines for the Well to Wire Energy, Inc. project.

     Depreciation costs associated with CIL's real estate and building, machinery and equipment and for its furniture and fixtures, taken on a straight-line basis over periods ranging from 5 to 7 years in the case of machinery and equipment, and over 40 years in the case of CIL's property and building, were $33,270 in fiscal year 2000, an increase of 23% over the 1999 amount of $26,998. This increase was due to the purchase of additional machinery and equipment in year 2000. After deducting research and development costs of $389,128, general and administrative expenses of $367,967 and $39,000 paid to a related party, as well as an amortization charge of $12,972, CIL realized a small income from operations of $2,663, as compared to the 1999 loss from operations of $499,972.

     Miscellaneous income of $15,000 generated during fiscal year 2000 represented a nonrecurring, nonrefundable, forfeited real estate deposit made by a third party to the Company on a contract for the sale of the building forming part of the Company's business premises. Interest expense paid during fiscal year 2000 was $149,548 as compared to $133,471 for the fiscal year ended December 31,1999. $2,453 of the fiscal year 2000 amount represented interest payments made against a short-term equipment loan with the balance, $147,095, representing payments of interest made by CIL pursuant to the mortgage encumbering the Company's business premises located in Wall, New Jersey. The $133,471 amount of interest expense paid during fiscal year 1999 entirely represented mortgage interest payments made by CIL on this mortgage.

     The outstanding principal balance of the mortgage encumbering the Company's business premises in Wall, New Jersey, was $883,604 at December 31, 2000. Interest accrues on the mortgage principal balance at the per annum rate of 15.99%. The mortgage debt payments, amortized over a 20-year period, are paid in equal monthly installments of principal and interest in the amount of $12,521, with the outstanding principal balance and accrued interest due on April 1, 2004, as a balloon payment. Company management expects to either refinance this loan or retire the debt completely prior to its due date. In the event the Company is unable to refinance this mortgage or retire the debt prior to its due date, such failure would have a material adverse effect upon CIL's operations and financial condition.

     The 2000 non-operating loss of $131,434 essentially replicated the fiscal year 1999 loss of $131,909, both of which were primarily attributable to interest expenses. During fiscal year 1999, CIL realized and recorded the entire extraordinary gain of $609,902 from the sale of net loss carry-forward tax credits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. Subsequent cash receipts from the sale, during 2000, fell short by the amount of $15,945, which deficiency was recorded during that year as a non-operating expense. The year concluded with a net loss of $144,716 as compared to the net loss of $21,979 for the previous year.

Liquidity and Capital Resources

     Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities Millwest Corporation and Well to Wire Energy, Inc. At December 31, 2000, the Company had received a $300,000 deposit against the amounts due under the License Agreement, and an aggregate amout of $1,095,000 under the R&D Agreement.

     The Company has completed the construction of the first two prototype engines incorporating the Coates SRV technology (the "Coates Generator Engine") in connection with the Company's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Following the testing and delivery of the production model prototype, Coates Generator Engine, CIL expects to receive the balance of $3,905,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery of the third prototype Coates Generator Engine to WWE. Delivery is expected to occur during the first quarter of 2002.

     During fiscal year 2000, the Company placed an aggregate 6,800 Series A shares to 4 accredited investors in private placements and received subscription proceeds of $ 150,000, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the 1933Act provided by Regulation D and Section 4(2) of the 1933 Act.

     At December 31, 2000, current liabilities exceeded current assets by $258,221. The majority of the $922,831 of current liabilities are represented by an accrual composed of a legal fee due one law firm for its representation of CIL in litigation over the past several years. The law firm has, in prior periods, accepted limited payments from CIL and is expected to continue to do so for the foreseeable future.

     Until receipt of the WWE payments, management plans to finance its on-going operations through a combination of private and public offerings of its securities.

ITEM 7. FINANCIAL STATEMENTS

     The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

At December 31, 2000 the executive officers and directors of CIL were as follows:

         Name                         Position                 Term(s) of Office
-----------------------     ------------------------------     -----------------
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

Seven and one-half years ago, the SEC commenced proceedings against Mr. Coates and CIL in the United States District Court, Southern District of New York, which has been settled. Based upon an investor complaint, the SEC brought a civil action against CIL, Mr. George Coates and related parties for alleged breaches of federal securities laws in connection with certain private placements that occurred in the early 1990's. Initially, the Court froze the assets of CIL and George J. Coates, appointing a special master to manage CIL's business affairs. Thereafter, CIL and George J. Coates negotiated a settlement with the SEC and a consent judgment was signed by CIL and Mr. Coates. The principal settlement provisions of this final consent judgment required: Mr. Coates to transfer ownership of CIL's Wall Township business premises to CIL; permitted Mr. Coates to retain title to the Coates Patents as long as he reimbursed the Company for the costs associated therewith, and; CIL's commitment to undertake a registered rescission offer to certain private placement investors. George J. Coates agreed to use up to approximately $800,000 of his own funds first to buy back CIL stock from those investors who chose rescission, with any required further rescission funds necessary to complete the rescission offer to be paid by CIL. The rescission offer was completed in 1997 with only 32 of the 328 private placement investors electing to rescind their investment. The 32 rescinding investors received $1,270,000 of rescission funds out of approximately $6,500,000 invested by these investors. Following the rescission, the Court dismissed the special master and the Company continued under the control of Mr. Coates. The Court is expected to conclude the proceedings during fiscal year 2001.

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

ITEM 10.  EXECUTIVE COMPENSATION

None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1998, 1999, and 2000, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's Chief Executive Officer, while compensation was as follows:

SUMMARY COMPENSATION TABLE

Annual Compensation Year ended Name December 31 Salary

       Name                  Position                  Year            Salary
       ----                  --------                  ----           --------
George J. Coates     President, Chief Executive
                     Officer and Chief Financial
                     Officer                           2000           $183,548
                                                       1999           $183,548
                                                       1998           $186,947

     CIL had agreed to pay a $5,500,000 license fee to George J. Coates in consideration for his grant to CIL of a non-exclusive license. See, Item 1, Business, "Patents and Licenses". The fee was payable at management's discretion but in no event later than February 17, 1998. In September, 1995, this arrangement was modified. CIL and George J. Coates agreed that instead of the $5,500,000 payment, CIL would issue 275,000 shares of Series A Preferred to Mr. Coates as the license fee. On December 22, 1997, George Coates, Gregory Coates and CIL entered into a new License Agreement, superceding the prior agreement and amendments thereto. This new License Agreement granted CIL an "exclusive" license to manufacture, sell and grant sublicenses for products covered under the Coates Patents, expanding the territories covered from the original territory of the United States and its territories to "all of the countries, their territories and possessions comprising North America, Central America and South America". In consideration of this exclusive and expanded license, CIL agreed to issue to George Coates 500,000 shares of Series A stock which were issued in 1997. The shares were issued to Mr. Coates in November 1998. To date, no employee stock options have been granted by CIL.

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

Title            Name and Address of       Amount and Nature of         Percent
of Class         Beneficial Owner          Beneficial Ownership (1)     of Class
--------         -------------------       ------------------------     --------
Common Stock     George J. Coates*          51,889,240 shares           78.50%
                 Gregory Coates*             3,530,630 shares            5.3%
                 Richard W. Evans*             165,000 shares           .0025%
                 Michael J. Suchar*             50,000 shares           .001%

                 All directors and
                 executive officers
                 as a Group (3 persons)     55,634,870 shares           84.15%

*c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719

(1) Includes 489,240 shares owned by Mr. Coates' spouse, Bernadette Coates, beneficial ownership of which is disclaimed by George J. Coates.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIL paid $222,549 and $211,589, respectively, during fiscal years 1999 and 2000 to Coates Precision Engineering, Inc., a company owned by George J. Coates, for services rendered to CIL in connection with CIL's research and development of the Coates Generator Engine. During fiscal year 2001, George J. Coates made loans to CIL at various times to assist in financing CIL's operations, which aggregate outstanding amount at September 30, 2001 was $80,900. These borrowings are in the form of demand loans which carry no nterest and are repaid from time to time depending upon CIL's available cash. It is the intention of Mr. Goerge
J. Coates to assist the Company with its cash requirements in the form of loans as needed in the future.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

F-1 Independent auditors report and financial statements for the fiscal years ended December 31, 2000 and 1999.

The following Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2000, from (1) the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884 (2) and the Company's Form 10-SB Registration Statement and Amendment No. 1 thereto previously filed with the Commission.

(a) Exhibits

3.1     CIL's Restated Certificate of Incorporation

3.1(i) Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on May 22, 2000.

3.1(ii) Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on August 31, 2001.

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

10.4 Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and CIL.

10.5 License Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment thereto dated July 17, 1995.

10.6    License Agreement, Dated September 29, 1999, with Well to Wire Energy,
        Inc.

10.7    Amendment No. 1 to License Agreement, Dated April 6, 2000.

10.8    Amendment No. 2 to License Agreement, Dated July 21, 2000.

10.9 License Agreement, dated April 19, 1996, by and between the Company and Nicholson McLaren Engines, Ltd.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No.2 to its Form 10-KSB for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January  22, 2002                 COATES INTERNATIONAL LTD.

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

SIGNATURE                              TITLE                         DATE
---------                              -----                         ----

/s/ George J. Coates
------------------------
George J. Coates                Director, Chief               January 22, 2002
                                Executive Officer,
                                President, and
                                Chief Financial Officer

/s/ Richard W. Evans
------------------------
Richard W. Evans                Director                      January 22, 2002


/s/ Michael J. Suchar
------------------------
Michael J. Suchar               Director                      January 22, 2002

                           Coates International, Ltd.

                              Financial Statements

                           December 31, 2000 and 1999

                                   As Restated

                           Coates International, Ltd.
                        Index to the Financial Statements
                           December 31, 2000 and 1999
                                   As Restated




                                                                       Page

Auditors' Report..................................................       1

Financial Statements

     Balance Sheet................................................       2

     Statements of Operations.....................................       3

     Statement of Stockholders' Equity............................       4

     Statements of Cash Flows.....................................      5-6

     Notes to the Financial Statements............................     7-11

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


/s/ Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
February 13, 2001
except for Note 14, as to
which the date is January 3, 2002

                           Coates International, Ltd.
                                  Balance Sheet
                                December 31, 2000
                                   As Restated


              Assets
Current Assets
         Cash                                                                                           $      340,821
         Restricted cash                                                                                       112,000
         Inventory                                                                                             205,357
         Prepaid insurance                                                                                       6,432
                                                                                                        --------------
                   Total Current Assets                                                                        664,610

Property, Plant and Equipment - Net of $440,128 of accumulated depreciation                                  1,625,892

Other Assets
    Mortgage loan costs, net of accumulated amortization of $22,701                                             42,159
         Deposit                                                                                                 2,500
                                                                                                        --------------
                  Total Assets                                                                               2,335,161
                                                                                                        ==============

                  Liabilities and Stockholders' Equity

Current Liabilities
         Current portion of mortgage payable                                                                     8,903
         Note payable                                                                                           58,731
         Accounts payable                                                                                       45,485
  Accrued expenses                                                                                             691,321
         Accrued interest payable                                                                              118,391
                                                                                                        --------------
                           Total Current Liabilities                                                           922,831

License Deposit                                                                                                300,000
Mortgage payable, net of current portion                                                                       883,604
                                                                                                        --------------
                           Total Liabilities                                                                 2,106,435

Stockholders' Equity
         Preferred stock, Series A, $.001 par value 14,000,000 shares authorized - no shares
               issued                                                                                               --
  Common stock, $.0001 par value, 200,000,000 shares authorized - 66,097,910shares issued
  and outstanding                                                                                                6,609
  Additional paid-in capital                                                                                11,234,283
         Accumulated deficit                                                                               (11,012,166)
                                                                                                        --------------
                           Total Stockholders' Equity                                                          228,726
                                                                                                        --------------
                           Total Liabilities and Stockholders' Equity                                   $    2,335,161
                                                                                                        ==============

See notes to the financial statements.

                           Coates International, Ltd.
                            Statements of Operations


                                                                              Years Ended December 31,
                                                                        -----------------------------------
                                                                              2000                1999
                                                                          As Restated          As Restated
                                                                        --------------       --------------
Research and Development Revenue                                        $      845,000       $      250,000
                                                                        --------------       --------------

Operating Expenses:
         Research and development costs                                        389,128              447,495
         Research and development costs - related party                         39,000                   --
         General and administrative expenses                                   367,967              241,886
         Depreciation                                                           33,270               26,998
         Amortization                                                           12,972               33,593
                                                                        --------------       --------------

                  Total Operating Expenses                                     842,337              749,972
                                                                        --------------       --------------

         Income (Loss) From Operations                                           2,663             (499,972)
                                                                        --------------       --------------

Other Income (Expense):
         Miscellaneous income                                                   15,000                   --
         Interest income                                                         3,114                1,562
         Interest expense                                                     (149,548)            (133,471)
                                                                        --------------       --------------

                  Total Other Income (Expense)                                (131,434)            (131,909)
                                                                        --------------       --------------

         Loss Before Benefit From Income Taxes                                (128,771)            (631,881)

         (Provision for) Benefit From Income Taxes                             (15,945)             609,902
                                                                        --------------       --------------

         Net Loss                                                       $     (144,716)      $      (21,979)
                                                                        ==============       ==============

         (Loss) Earnings Per Share                                      $         0.00       $         0.00
                                                                        ==============       ==============

         Weighted Average Number of Shares                                  66,078,329           66,010,120
                                                                        ==============       ==============

See notes to the financial statements.

                            Coates International Ltd.
                        Statement of Stockholders' Equity

As Restated

----------------------------------------------------------------------------------------------------------------------------
                                                          Common Stock           Series A Preferred Stock       Additional
                                                                                                                 Paid-In
                                                       Shares      Amount          Shares        Amount          Capital
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                              --          --          6,597,961      $  6,598      $ 10,812,300
----------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock (at cost)                     --          --               --            --             (12,997)
----------------------------------------------------------------------------------------------------------------------------
Sale of treasury stock                                   --          --               --            --             149,993
----------------------------------------------------------------------------------------------------------------------------
Issuance of stock                                        --          --              6,750             7           134,993
----------------------------------------------------------------------------------------------------------------------------
Net loss for the year                                    --          --               --            --                --
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                              --          --          6,604,711      $  6,605      $ 11,084,289
----------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock (at cost)                     --          --               --            --                --
----------------------------------------------------------------------------------------------------------------------------
Sale of treasury stock                                   --          --               --            --              39,998
----------------------------------------------------------------------------------------------------------------------------
Issuance of stock                                        --          --              4,800             4           109,996
----------------------------------------------------------------------------------------------------------------------------
Exchange of Series A Preferred Stock
for Common Stock                                   66,097,910     $ 6,609       (6,609,011)       (6,609)             --
----------------------------------------------------------------------------------------------------------------------------
Net loss for the year                                    --          --               --            --                --
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                        66,097,910     $ 6,609             --        $   --        $ 11,234,283
----------------------------------------------------------------------------------------------------------------------------

See notes to the financial statements.

                            Coates International Ltd.
                        Statement of Stockholders' Equity
As Restated - Cont'd.

-----------------------------------------------------------------------------------------------------------------
                                                     Treasury Stock                                    Total
                                                                             Retained Earnings     Stockholders'
                                                   Shares        Amount          (Deficit)       Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                       (6,250)       $    (6)       $(10,845,471)       $  (26,579)
-----------------------------------------------------------------------------------------------------------------
Purchase of treasury stock (at cost)              (3,250)            (3)               --             (13,000)
-----------------------------------------------------------------------------------------------------------------
Sale of treasury stock                             7,500              7                --             150,000
-----------------------------------------------------------------------------------------------------------------
Issuance of stock                                   --             --                  --             135,000
-----------------------------------------------------------------------------------------------------------------
Net loss for the year                               --             --               (21,979)          (21,979)
-----------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                        (2000)       $    (2)       $(10,867,450)       $  223,442
-----------------------------------------------------------------------------------------------------------------
Purchase of treasury stock (at cost)                --             --                  --                --
-----------------------------------------------------------------------------------------------------------------
Sale of treasury stock                             2,000              2                --              40,000
-----------------------------------------------------------------------------------------------------------------
Issuance of stock                                   --             --                  --             110,000
-----------------------------------------------------------------------------------------------------------------
Exchange of Series A Preferred Stock
for Common Stock                                    --             --                  --                --
-----------------------------------------------------------------------------------------------------------------
Net loss for the year                               --             --              (144,716)         (144,716)
-----------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                         --             --          $(11,012,166)       $  228,726
-----------------------------------------------------------------------------------------------------------------

See notes to the financial statements.

                           Coates International, Ltd.
                            Statements of Cash Flows

                                                                                    Years Ended December 31,
                                                                                  ----------------------------
                                                                                      2000             1999
                                                                                  As Restated      As Restated
                                                                                  -----------      -----------
Cash Flows From Operating Activities
         Net (Loss) Income                                                        $  (144,716)     $   (21,979)
                                                                                  -----------      -----------
         Adjustments to Reconcile Net (Loss) Income to Net Cash Used in
         Operating Activities
                           Depreciation                                                33,270           26,998
                           Amortization                                                12,972           33,593
                           Deferred taxes                                             251,000         (251,000)
         Changes in Assets and Liabilities
                  (Increase) Decrease in
                           Inventory                                                 (205,357)              --
                           Prepaid insurance                                              457             (334)
                           Due to/from affiliates                                      79,061          (79,061)
                  Increase (Decrease) in
                           License deposit                                                 --          300,000
                           Accounts payable and accrued expenses                     (157,599)        (224,985)
                           Accrued interest payable                                      (101)          11,933
                                                                                  -----------      -----------

                  Total Adjustments                                                    13,703         (182,856)
                                                                                  -----------      -----------
         Net Cash Used in Operating Activities                                       (131,013)        (204,835)
                                                                                  -----------      -----------

Cash Flows from Investing Activities
         Payments for property and equipment                                          (74,000)         (55,800)
                                                                                  -----------      -----------
         Net Cash Used in Investing Activities                                        (74,000)         (55,800)
                                                                                  -----------      -----------

Cash Flows From Financing Activities
       Proceeds from mortgage payable                                                      --          900,000
       Repayment of mortgage payable                                                   (3,060)        (504,433)
       Payment for mortgage loan costs                                                     --          (65,344)
         Proceeds from reissuance of stock                                             40,000          137,000
         Proceeds from issuance of stock                                              110,000          135,000
         Proceeds from note payable                                                    75,000
         Repayment of note payable                                                    (16,269)              --
         Loans from stockholder                                                       (16,000)              --
                                                                                  -----------      -----------
         Net Cash Provided by Financing Activities                                    189,671          602,223
                                                                                  -----------      -----------
         Net Decrease (Increase) in Cash                                              (15,342)         341,588
         Cash - Beginning of Periods                                                  356,163           14,575
                                                                                  -----------      -----------
         Cash - End of Periods                                                    $   340,821      $   356,163
                                                                                  ===========      ===========

See notes to the financial statements.

                           Coates International, Ltd.
                       Statements of Cash Flows - Cont'd.


                                                            Years Ended December 31,
                                                          ---------------------------
                                                              2000            1999
                                                          As Restated     As Restated
                                                          -----------     -----------
Supplemental Disclosures of Cash Flow Information
     Cash paid during the periods for:
              Interest paid                               $   149,648     $   121,538
                                                          ===========     ===========
              Income taxes paid                           $       200     $       400
                                                          ===========     ===========

See notes to the financial statements.

                           Coates International, Ltd.
                        Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and assumes the conversion of the Series A Preferred Stock into Common Stock. The Company has no options, warrants or other convertible securities outstanding, thus, basic and diluted earnings (loss) per share are the same for the fiscal years ended December 31, 1999 and December 31, 2000.

Revenue Recognition

     The Company has not generated revenue from the sales of engines. Revenue from the granting of sub-licenses is recognized when earned, generally commencing upon its utilization by the licensee over the period of time that the sub-license has been granted (i.e. upon expiration of the Company's patent protection period which expires at the earliest in 2007, using the straight-line method. Revenue from research and development activities is recognized when earned provided that financial risk has been transferred from the Company to its customer. Revenue recognized in 2000 and 1999 is derived solely from research and development activities.

Advertising Costs

     Advertising costs are charged to operations when incurred. Advertising expense was $12,356 and $72,000 for the years ended December 31, 2000 and 1999, respectively.

Research and Development

     Research and development costs are charged to operations as incurred.

                           Coates International, Ltd.
                        Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

NOTE 2 - CONCENTRATIONS OF CREDIT AND BUSINESS RISK

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

NOTE 3 - RESTRICTED CASH

     The Company placed $112,000 in an escrow account (pursuant to a court order) of net proceeds raised from a 48,000 CIL Series A Preferred Stock private placement offering in July 1997. The funds were escrowed for the payment of interest due to two former stockholders.

NOTE 4 - INVENTORY

     Inventory consists of work in process valued at $205,357 at December 31, 2000.

                           Coates International, Ltd.
                        Notes to the Financial Statements


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2000:

                    Land                                       $  920,550
                    Building                                      579,450
                    Building improvements                         201,671
                    Machinery and equipment                       325,054
                    Furniture and fixtures                         39,295
                                                               ----------
                                                                2,066,020
                    Less:  Accumulated depreciation               440,128
                                                               ----------

                            Total                              $1,625,892
                                                               ==========

     Depreciation expense amounted to $33,270 and $26,997 for the years ended December 31,2000 and 1999, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses at December 31, 2000 is comprised of the following

          Legal Fees                                           $542,834
          Accounting Fees                                        25,000
          Patent Legal Fees                                      39,770
          Audit Fees - prior auditors (1995 and 1996)            31,975
          Audit Fees - prior auditors (1997)                     77,040
          Audit Fees - prior auditors (1997)                   $716,619
                                                               ========

NOTE 7 - NOTE PAYABLE

     The note payable represents a bank loan with interest at 13.64% due in equal monthly installments of $6,907 including interest through September 2001, secured by equipment with a net book value of $66,600.

NOTE 8 - MORTGAGE PAYABLE

     Interest at 15.99% per annum due in equal monthly installments of $12,521 including interest, due on April 1, 2004 secured by land and building with a net book value of $1,552,621.

                                                                 $892,507
          Less current maturities                                   8,903
                                                                 --------
          Mortgage payable, net of current maturities            $883,604
                                                                 ========

     Total maturities of mortgage payable are as follows:

               Year Ending December 31,
               2001                                 $  8,903
               2002                                   10,435
               2003                                   12,232
               2004                                  860,937
                                                    --------
                                                    $892,507
                                                    ========

                           Coates International, Ltd.
                        Notes to the Financial Statements

NOTE 9 - CAPITAL STOCK

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

NOTE 10 - INCOME TAXES

     The income tax (provision) benefit is comprised of the following:

                                                     Year Ended December 31,
                                                   --------------------------
                                                      2000             1999
                                                   ---------        ---------
          State current (provision) benefit        $ (15,945)       $ 358,902
          State deferred benefit                          --          251,000
                                                   ---------        ---------
                                                   $ (15,945)       $ 609,902
                                                   =========        =========

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

     The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2000:

          Total deferred tax asset, current                 $4,239,951
          Less valuation allowance                           4,239,951
                                                            ----------
          Net deferred tax assets, current                  $       --
                                                            ==========

The differences between income tax benefits in the financial statements and the tax benefit computed at the U. S. Federal statutory rate of 34% at December 31, 2000 are as follows:

                    Tax benefit                        34%
                    Valuation allowance               (30)%
                                                   ------
                    Effective tax rate                  4%
                                                   ======

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

NOTE 11 - LICENSES

The Company has incurred legal and related costs associated with licenses. Such costs amounted to $107,232 and $80,586 for the years ended December 31, 2000 and 1999. As the probable future economic benefit of such costs is uncertain, they have been expensed.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 2000 and 1999, the Company paid $222,549 and $211,589, respectively, for these services.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 14 - RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements for the years ended December 31, 2000 and 1999. The restated financial results reflect errors in its accounting procedures related to revenue recognition and equity transactions. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                                Years Ended December 31,
                                        ------------------------------------------------------------------------
                                                      2000                                     1999
                                        --------------------------------        --------------------------------
                                         As Reported         As Restated         As Reported         As Restated
                                        ------------        ------------        ------------        ------------
     Retained earnings (deficit)        $(10,688,006)       $(11,012,166)       $(10,565,795)       $(10,867,450)
               Revenue                       845,000             845,000             550,000             250,000
          Net income (loss)                 (122,211)           (144,716)            279,675             (21,979)
       Income (loss) per share                (0.002)               0.00                0.00                0.00