Form 10QSB/A
period 2001-03-31
COATES INTERNATIONAL LTD \DE\
filed 2002-01-24
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                                 Yes [X] No [ ]

     As of March 31, 2001, there were 66,097,910 shares of the Registrant's common stock issued and outstanding.

                           Coates International, Ltd.

                              Financial Statements

                                 March 31, 2001

                                   As Restated

                           Coates International, Ltd.
                        Index to the Financial Statements
                                 March 31, 2001
                                   As Restated





                                                                            Page

Financial Statements

     Condensed Balance Sheet.............................................    1

     Condensed Statements of Operations..................................    2

     Condensed Statements of Cash Flows..................................    3

     Notes to the Condensed Financial Statements.........................    4

                           Coates International, Ltd.
                             Condensed Balance Sheet
                                 March 31, 2001
                                   As Restated
                                   (Unaudited)

                  Assets
Current Assets
         Cash                                                                                  $       147,805
         Restricted cash                                                                               112,000
         Inventory                                                                                     216,491
         Prepaid insurance                                                                               3,215
                                                                                                ---------------
                  Total Current Assets                                                                 479,511

Property, Plant and Equipment - Net of accumulated depreciation of $449,835                          1,616,185

Other Assets
         Mortgage loan costs, net of accumulated amortization of $25,947                                38,916
         Deposits                                                                                        2,500
                                                                                                ---------------
                  Total Assets                                                                       2,137,112
                                                                                                ===============
                  Liabilities and Stockholders' Equity

Current Liabilities
         Note payable                                                                                   39,594
         Current portion of mortgage payable                                                             8,903
         Accounts payable and accrued expenses                                                         657,143
         Accrued interest payable                                                                      118,391
                                                                                                ---------------
                           Total Current Liabilities                                                   824,031

         License deposit                                                                               300,000
         Mortgage payable, net of current portion                                                      881,706
                                                                                                ---------------
                           Total Liabilities
                                                                                                ---------------
Stockholders' Equity
         Preferred stock, Series A, $.001 par value voting, 14,000,000 shares authorized -                  --
                  no shares issued
Common stock, $.0001par value, 200,000,000 shares authorized, 66,097,910 shares                          6,609
                  issued and outstanding
Additional paid-in capital                                                                          11,254,283

         Retained earnings (deficit)                                                              (11,129,517)
                                                                                                ---------------
                           Total Stockholders' Equity                                                  131,375
                                                                                                ---------------
                           Total Liabilities and Stockholders' Equity                           $     1,837,112
                                                                                                ===============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                 2001                      2000
                                                                             ------------              ------------
                                                                              (Unaudited)               (Unaudited)
                                                                             (As Restated)
                                                                             ------------              ------------
Revenue                                                                      $    105,000              $     55,000
                                                                             ------------              ------------

Operating Expenses:
         Research and development costs                                           106,545                   101,577
         Research and development costs - related party                                --                     9,750
         General and administrative expenses                                       68,009                    52,240
         Depreciation and amortizationexpense                                      12,950                     9,711
                                                                             ------------              ------------
                  Total Operating Expenses                                        187,504                   173,278
                                                                             ------------              ------------
         (Loss) From Operations                                                   (82,504)                 (118,278)

Other Income (Expense):
         Interest income                                                              822                       821
         Interest expense                                                         (35,669)                  (35,753)
                                                                             ------------              ------------
                  Total Other Income (Expense)                                    (34,847)                  (34,932)
                                                                             ------------              ------------
Net Income (Loss) Before Income Taxes                                            (117,351)                 (153,210)

Provision for Income Taxes                                                             --                        --
                                                                             ------------              ------------
Net Income (Loss)                                                            $   (117,351)             $   (153,210)
                                                                             ============              ============
Income (Loss) Per Share                                                      $       0.00              $       0.00
                                                                             ============              ============
Weighted Average Number of Common Shares
         Outstanding                                                           66,097,910                65,724,240
                                                                             ============              ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows


                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                             2001              2000
                                                                         (Unaudited)       (Unaudited)
                                                                        ------------      ------------

Cash Flow From Operating Activities                                     $   (171,981)     $   (258,221)

Cash Flow From Investing Activities                                               --           (10,000)

Cash Flow From Financing Activities
         Nonrefundable deposit from sale of land                                  --            15,000
         Repayment of note payable                                           (19,137)               --
         Repayment of mortgage payable                                        (1,898)           (1,787)
         Net Cash (Used in) Provided by Financing Activities                      --                --
                                                                        ------------      ------------
                                                                             (21,035)           13,213
                                                                        ------------      ------------
         Net Decrease in Cash                                               (193,016)         (255,008)
         Cash - Beginning of Periods                                         340,821           356,163
         Cash - End of Periods                                                    --                --
                                                                        ------------      ------------
                                                                        $    147,805      $    101,155
                                                                        ============      ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 -RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements for three months ended March 31, 2001. The restated financial results reflect errors in its accounting procedures related to revenue recognition. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                  Three Months Ended
                                                    March 31, 2001
                                            --------------------------------
                                             As Reported      As Restated
                                            ---------------  ---------------
Retained earnings (deficit)                 $ (10,567,856)   $ (11,129,517)
Revenue                                            342,500          105,000
Net income (loss)                                  120,149        (117,351)
Income (loss) per share                               0.00             0.00

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

Agreements with Well to Wire Energy, Inc.

     On September 29, 1999, CIL signed a license agreement (the "License Agreement") with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, to license the exclusive use of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power for the Country of Canada (the "License Agreement") against payment of $5,000.000, of which a deposit payment in the amount of $300,000 was made. The agreement also provides for development and delivery of certain prototype engines under a separate research and development agreement between CIL and WWE, referred to as the "R&D Agreement", and stipulates that following the testing and delivery of the third prototype - a production model Coates Generator Engine - the balance of the license fee in the amount of $4,700,000 would be paid in 16 quarterly payments beginning 180 days after delivery.

     Following due diligence investigation of the proposed applications for the production of electrical energy and the location of the engines in the natural gas fields or generation sites, it was agreed between CIL and Well to Wire Energy, Inc. that a larger engine modified with the Coates System would be more appropriate. Accordingly, CIL and Well to Wire agreed that CIL would research and develop a natural gas fed, 855 cubic inch, 6 cylinder, industrial electric generator engine (the "Coates Generator Engine").

     Pursuant to further negotiations, CIL and WWE agreed that WWE would pay to CIL a $5,000,000 fee to research and develop a production model of the Coates Generator Engine. As part of the understanding between CIL and WWE under the R&D Agreement, CIL would develop a total of three prototype engines meeting these new specifications: two testing prototypes and one production model prototype. To date, Well to Wire Energy, Inc. has made aggregate payments of $1,200,000 to CIL for these prototypes, $250,000 of which was paid in calendar 1999; $845,000 of which was paid in fiscal year 2000, and $105,000 was paid during the first quarter in fiscal year 2001. The balance of $3,800,000 is due to be paid to CIL by Well to Wire Energy, Inc. 180 days after delivery of the production model

     At March 31, 2001, CIL has completed the construction of the first two prototypes of the Coates Generator Engine. The first prototype was delivered to Well to Wire Energy, Inc. in December, 2000.

     It is the intention of management to fund its business operations through, initially, the consummation of the Well to Wire Energy, Inc. License Agreement and R&D Agreement and, thereafter, through private and/or public financings and sales of sub-licenses.

Results of Operations for the Quarters Ended March 31, 2001, and March 30, 2000

     CIL's only current source of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement. CIL received $105,000 in payments from Well to Wire Energy, Inc. in the first quarter of 2001 pursuant to the R&D Agreement. No further payments are scheduled until the completion of the testing and delivery to WWE of the third prototype, the production model Coates Generator Engine. The payments was made and has been applied against the $5,000,000 fee due CIL from WWE.

     Total operating expenses for the three months period ended March 31, 2001 were $187,504 compared to $173,278 for the same period in 2000, representing an increase of approximately 8%. The increase was primarily due to increased legal expenses in connection with CIL's prosecution of certain legal claims. The increase in revenues from the same quarter a year ago more than offset the relatively small increase in operating expenses, resulting in a decrease of the operating loss from $118,278 in 2000 to $82,504 in the current quarter.

     Non-operating expenses, primarily from interest charges in connection with the mortgage on the Company's business premises located in Wall, New Jersey, amounted to $34,847. The outstanding principal balance of the mortgage encumbering the Company's business premises in Wall, New Jersey, was $890,609 at December 31, 2000. Interest accrues on the mortgage principal balance at the per annum rate of 15.99%. The mortgage debt payments, amortized over a 20-year period, are paid in equal monthly installments of principal and interest in the amount of $12,521, with the outstanding principal balance and accrued interest due on April 1, 2004, as a balloon payment. Company management expects to either refinance this loan or retire the debt completely prior to its due date. In the event the Company is unable to refinance this mortgage or retire the debt prior to its due date, such failure would have a material adverse effect upon CIL's operations and financial condition.

     The quarter concluded with a net loss of $117,351 as compared to a net loss of $153,210 for the same quarter in the previous year.


Liquidity and Capital Resources

     Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities Millwest Corporation and Well to Wire Energy, Inc. During the first quarter of 2001, the Company did not complete any financing transactions or placements of its equity securities. The cash-flow deficit from operating activities which roughly paralleled the operating loss attributable to the period therefore directly translated into a further increase in the working capital deficit which stood at $344,520 at the end of the quarter.

     The Company has completed the construction of the first two prototype engines in connection with the Company's R&D Agreement and License Agreements with Well to Wire Energy, Inc. Following the testing and delivery of the third prototype Coates Generator Engine, CIL expects to receive the balance of $3,800,000

R&D funds from Well to Wire Energy, Inc. Under the License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery of the third prototype Coates Generator Engine to WWE. Delivery is expected to occur during the first quarter of 2002.

     Until receipt of the WWE payments, management plans to raise additional operating funds through combination of private or public offerings of its securities in order to finance ongoing operations.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-QSB for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COATES INTERNATIONAL, LTD.




Date: January 22, 2002                      By: /s/ George J. Coates
                                                --------------------------------
                                                George J. Coates, President
                                                Chief Executive Officer and
                                                Chief Financial Officer