Form 10QSB/A
period 2001-06-30
COATES INTERNATIONAL LTD \DE\
filed 2002-01-24
CIK 948426

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

                           Coates International, Ltd.

                              Financial Statements

                                  June 30, 2001

                                   As Restated

                           Coates International, Ltd.
                        Index to the Financial Statements
                                  June 30, 2001
                                   As Restated




                                                                           Page

Financial Statements

     Condensed Balance Sheet..........................................       1

     Condensed Statements of Operations...............................       2

     Condensed Statements of Cash Flows...............................       3

     Notes to the Condensed Financial Statements......................       4

                           Coates International, Ltd.
                             Condensed Balance Sheet
                                  June 30, 2001
                                   As Restated
                                   (Unaudited)

      Assets
Current Assets
   Cash                                                                                       $      24,257
   Restricted cash                                                                                  112,000
   Inventory                                                                                        205,357
   Prepaid insurance                                                                                  6,432
      Total Current Assets                                                                          348,046
Property, Plant and Equipment - Net of accumulated depreciation of $459,542                       1,606,478

Other Assets
   Mortgage loan costs, net of accumulated amortization of $29,187                                   35,673
   Deposits                                                                                           2,500
                                                                                                  1,992,697
      Total Assets

      Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Note payable                                                                                      20,253
   Current portion of mortgage payable                                                                8,903
   Accounts payable and accrued expenses                                                            744,740
   Accrued interest payable                                                                         118,391
   Due to officer                                                                                    84,700

        Total Current Liabilities                                                                   976,987

   License deposit                                                                                  300,000
   Mortgage payable, net of current portion                                                         880,523

        Total Liabilities                                                                         2,157,510

Stockholders' Equity (Deficit)
   Preferred stock, Series A, $.001 par value voting, 14,000,000 shares authorized -                     --
     no shares issued
   Common stock, $.0001par value, 200,000,000 shares authorized, 66,097,910 shares                    6,609
      issued and outstanding
   Additional paid-in capital                                                                    11,254,283
   Retained earnings (deficit)                                                                 (11,425,705)

        Total Stockholders' Equity (Deficit)                                                      (164,813)
        Total Liabilities and Stockholders' Equity (Deficit)                                  $   1,992,697
                                                                                              =============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations


                                                        Three Months Ended                        Six Months Ended
                                                              June 30,                                 June 30,
                                                       2001                2000                2001                2000
                                                   (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                  (As Restated)                           (As Restated)
Revenue                                           $         --        $    345,000        $    105,000        $    400,000

Operating Expenses:

   Research and development costs                      116,337              92,744             222,882             194,321

   Research and development costs -
     related party                                          --               9,750                  --              19,500

   General and administrative expenses                 127,638             125,957             195,647             178,197

   Depreciation and amortization expense                12,940               9,712              25,890              19,423


      Total Operating Expenses                         256,915             238,163             444,419             411,441


   Income (Loss) From Operations                      (256,915)            106,837            (339,419)            (11,441)


Other Income (Expense):

   Interest income                                          71                 877                 893               1,698

   Interest expense                                    (39,344)            (35,705)            (75,013)            (71,458)


      Total Other Income (Expense)                     (39,273)            (34,828)            (74,120)            (69,760)


Net Income (Loss) Before Benefit
From Income Taxes                                     (296,188)             72,009            (413,539)            (81,201)


Benefit From Income Taxes                                   --                  --                  --                  --

Net Income (Loss)                                 $   (296,188)             72,009        $   (413,539)       $    (81,201)


Income (Loss) Per Share                           $       0.00                0.00        $      (0.01)       $       0.00


Weighted Average Number of Common
Shares Outstanding                                  66,097,910          65,724,240          66,097,910          66,097,910
                                                  ============        ============        ============        ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows

                                                               Six Months Ended
                                                                   June 30,
                                                            2001               2000
                                                         (Unaudited)       (Unaudited)
Cash Flow From Operating Activities                       $(359,705)        $(240,289)

Cash Flow From Investing Activities                                           (10,000)


Cash Flow From Financing Activities

    Nonrefundable deposit from sale of land                      --            15,000

    Proceeds from officers loan                              84,700                --

    Repayment of note payable                               (38,478)               --

    Repayment of mortgage payable                            (3,081)           (3,647)

    Net Cash Provided by Financing Activities                43,141            11,353


    Net Decrease in Cash                                   (316,564)         (238,936)

    Cash - Beginning of Periods                             340,821           356,163

    Cash - End of Periods                                 $  24,257         $ 117,227
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

NOTE 2 - RESTATEMENT OF PRIOR PERIOD RESULTS

     The Company has restated its financial statements for the six months ended June 30, 2001. The restated financial results reflect errors in its accounting procedures related to revenue recognition. The impact of these adjustments on the Company's financial results as originally reported is summarized below:


                                                     Six Months Ended
                                                         June 30,
                                             As Reported           As Restated

Retained earnings (deficit)                 $(10,626,544)         (11,425,705)

Revenue                                          580,000              105,000

Net income (loss)                                 61,461             (413,539)

Income (loss) per share                             0.00                (0.01)

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

     Pursuant to further negotiations, CIL and WWE agreed that WWE would pay to CIL a $5,000,000 fee to research and develop a production model of the Coates Generator Engine. As part of the understanding between CIL and WWE under the R&D Agreement, CIL would develop a total of three prototype engines meeting these new specifications: two testing prototypes and one production model prototype. To date, Well to Wire Energy, Inc. has made aggregate payments of $1,200,000 to CIL for these prototypes, $250,000 of which was paid in calendar 1999; $845,000 of which was paid in fiscal year 2000, and $105,000 was paid during the first quarter in fiscal year 2001. The balance of $3,800,000 is due to be paid to CIL by Well to Wire Energy, Inc. 180 days after delivery of the production model

     CIL has completed the construction and delivery of the first two prototypes and is working on the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively.


Results of Operations for the Three and Six Months Ended June 30, 2001, and June 30, 2000

     CIL's only current source of revenues are the payments due to CIL from Well to Wire Energy, Inc. ("WWE") under the R&D Agreement and the License Agreement. CIL received $105,000 in payments from Well to Wire Energy, Inc. in the first quarter of 2001 pursuant to the R&D Agreement. No further payments are scheduled until the completion of the testing and delivery to WWE of the third prototype, the production model Coates Generator Engine.

     All of this revenue was generated under the R&D Agreement with Well to Wire Energy, Inc. ("WWE") and represents payments made for CIL's research and development of the Coates Generator Engine. These payments were made and have been applied against the $5,000,000 fee due CIL from WWE for the research and development of three prototype Coates Generator Engines.

     Operating expenses for the quarter and the six months ended June 30 increased slightly, from $238,163 and $411,441 in 2000 to $256,915 and $444,419, respectively, in 2001. The absence of revenues during the quarter accounted for the resulting operating loss of $256,915 for the three months period which when added to the loss of $82,504 incurred during the first quarter created a cumulative operating loss of $339,419 for the first six months. This compares to a cumulative loss of 81,201 for the comparable period a year ago when revenues totaled $400,000.

     The outstanding principal balance of the mortgage encumbering the Company's business premises in Wall, New Jersey, was $889,426 at June 30, 2001. Interest accrues on the mortgage principal balance at the per annum rate of 15.99%. The mortgage debt payments, amortized over a 20-year period, are paid in equal monthly installments of principal and interest in the amount of $12,521, with the outstanding principal balance and accrued interest due on April 1, 2004, as a balloon payment. Company management expects to either refinance this loan or retire the debt completely prior to its due date. In the event the Company is unable to refinance this mortgage or retire the debt prior to its due date, such failure would have a material adverse effect upon CIL's operations and financial condition.

     Net interest expense for the six months ended June 30, 2001 of $74,120 remained relatively constant when compared to the same period in 2000. The net result for the second quarter in 2001 was a loss of $296,188 compared to a profit of $72,009, for the comparable period of 2000 which benefited from the previously mentioned relatively higher revenues that accrued to the Company as a result of the WWE payments. The six month' figures were a loss of $413,539 or $0.01 per share in 2001, compared to a loss of $81,201 in 2000.

Liquidity and Capital Resources

     Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities Millwest Corporation and Well to Wire Energy, Inc. During the last quarter, no such financing transactions were completed.

     At June 30, 2001, current liabilities exceeded current assets by $344,520. Current liabilities are primarily composed of an accrual for legal fees due one law firm for its representation of CIL in litigation over the past several years. The law firm has, in prior periods, accepted limited payments from CIL and is expected to continue to do so for the foreseeable future.

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

Exhibit No.       Description of Exhibit
-----------       ----------------------
3.1            CIL's Restated Certificate of Incorporation
3.2            CIL's By-Laws

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COATES INTERNATIONAL, LTD.


Date: January 22, 2002                   By: /s/ George J. Coates
                                             -------------------------------
                                             George J. Coates, President
                                             Chief Executive Officer and
                                             Chief Financial Office