Form 10QSB
period 2001-09-30
COATES INTERNATIONAL LTD \DE\
filed 2002-01-24
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                      For Quarter Ended September 30, 2001

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

                                 Yes [X] No [ ]

As of September 30 2001, there were 66,111,010 shares of the Registrant's common stock issued and outstanding.

                           Coates International, Ltd.

                              Financial Statements

                               September 30, 2001

                           Coates International, Ltd.
                        Index to the Financial Statements
                               September 30, 2001




                                                                            Page
Financial Statements

     Condensed Balance Sheet................................................. 1

     Condensed Statements of Operations...................................... 2

     Condensed Statements of Cash Flows...................................... 3

     Notes to the Condensed Financial Statements............................. 4

                           Coates International, Ltd.
                             Condensed Balance Sheet
                               September 30, 2001
                                   (Unaudited)


      Assets
Current Assets
      Cash                                                        $     86,604
      Accounts receivable                                                   --
      Inventory                                                        205,357
      Prepaid insurance                                                  6,432
                                                                  ------------
        Total Current Assets                                           298,393

Property, Plant and Equipment - Net of accumulated
     depreciation of $469,248                                        1,596,771

Other Assets

      Mortgage loan costs, net of accumulated
        amortization of $32,430                                         32,430

      Deposits                                                           2,500
                                                                  ------------
        Total Assets                                                 1,930,094
                                                                  ============
        Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

      Current portion of mortgage payable                                8,903
      Accounts payable and accrued expenses                            845,457
      Accrued interest payable                                         118,391
      Due to stockholders                                               18,700
      Due to officer                                                    80,900
                                                                  ------------
        Total Current Liabilities                                    1,072,351

      License deposit                                                  300,000
      Mortgage payable, net of current portion                         879,281
                                                                  ------------
        Total Liabilities                                            2,251,632
                                                                  ------------
Stockholders' Equity (Deficit)

Common stock, $.0001 par value, 1,000,000,000 shares
authorized, 66,111,010 shares issued and outstanding                     6,611

Additional paid-in capital                                          11,499,282
      Retained earnings (Deficit)                                  (11,827,431)
                                                                  ------------
        Total Stockholders' Equity (Deficit)                          (321,538)
                                                                  ------------
        Total Liabilities and Stockholders' Equity (Deficit)      $  1,930,094
                                                                  ============


See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations


                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                             -----------------------------     -----------------------------
                                                                 2001             2000             2001             2000
                                                              (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
                                                                              As Restated                        As Restated
                                                             ------------     ------------     ------------     ------------
Revenue                                                      $         --     $    320,000     $    105,000     $    720,000

Operating Expenses:
         Research and development costs                            48,395          190,722          271,277          385,043
         Research and development costs - related party                --            9,750               --           29,250
         General and administrative expenses                      219,609           36,288          415,256          214,485
         Depreciation and amortization expense                     12,959           15,259           38,849           34,682
                                                             ------------     ------------     ------------     ------------
                  Total Operating Expenses                        280,963          252,019          725,382          663,460
                                                             ------------     ------------     ------------     ------------
         (Loss) Income From Operations                           (280,963)          67,981         (620,382)          56,540

Other Income (Expense):
         Interest income                                                3              184              896            1,882
         Interest expense                                         (33,356)         (36,586)        (108,369)        (108,044)
         Settlement of lawsuit                                    (87,410)              --          (87,410)              --
         Miscellaneous income                                          --           15,000               --           15,000
                                                             ------------     ------------     ------------     ------------
                  Total Other Income (Expense)                   (120,763)         (21,402)        (194,883)         (91,162)
                                                             ------------     ------------     ------------     ------------
Net (Loss) Income Before Benefit                                 (401,726)          46,579         (815,265)         (34,622)
    From Income Taxes
Benefit From Income Taxes                                              --               --               --               --
                                                             ------------     ------------     ------------     ------------
Net (Loss) Income                                            $   (401,726)    $     46,579     $   (815,265)    $    (34,622)
                                                             ============     ============     ============     ============
(Loss) Income Per Share                                      $      (0.01)    $       0.00     $      (0.01)    $       0.00
                                                             ============     ============     ============     ============
Weighted Average Number of Common Shares
         Outstanding                                           66,093,943       66,085,410       66,093,943       66,085,410
                                                             ============     ============     ============     ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows


                                                          Nine Months Ended
                                                            September 30,
                                                       ------------------------
                                                          2001           2000
                                                      (Unaudited)    (Unaudited)
                                                       ---------      ---------
Cash Flows From Operating Activities                   $(559,563)     $(132,505)

Cash Flows From Investing Activities                          --        (74,000)

Cash Flows From Financing Activities
     Proceeds from note payable                               --         77,000
     Repayment of mortgage payable                        (4,323)        (4,659)
     Proceeds of capital contributed by stockholder           --         69,965
     Proceeds from issuance of stock                     265,000             35
     Proceeds from officer loan                           84,700             --
     (Repayment of) Proceeds from stockholder loans       18,700        (10,000)
     Repayment of note payable                           (58,731)            --
                                                       ---------      ---------
     Net Cash Provided by Financing Activities           305,346        132,341
                                                       ---------      ---------
     Net Decrease in Cash                               (254,217)       (74,164)
     Cash - Beginning of Periods                         340,821        356,163
                                                       ---------      ---------
     Cash - End of Periods                             $  86,604      $ 281,999
                                                       =========      =========

See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001 and 2000. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Results of Operations for the Three and Nine Months Periods Ended September 30, 2001 and September 30, 2000.

     CIL's only current source of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement. After receiving $105,000 in payments from Well to Wire Energy, Inc. in the first quarter of 2001 pursuant to the R&D Agreement, no further payments are scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. As of the date of this filing, CIL has completed the construction of its third prototype Coates Generator Engine, the production prototype, pursuant to its agreements with Well to Wire Energy, Inc. This prototype is currently being tested.. Until CIL is able to manufacture and assemble the Coates Generator Engines pursuant to sales orders or until CIL receives payments for the sale of further license and sublicensing rights, CIL's sole source of revenue will be these Well to Wire Energy, Inc. payments.

     Total operating expenses for the nine month period ended September 30, 2001 were $725,382 compared to $640,955 for the same period in 2000, representing an increase of approximately 13%. The increase was primarily due to increased legal expenses in connection with CIL's prosecution of certain legal claims and increased patent maintenance expenses, the majority of which was recorded in the third quarter. The resulting increase of general and administrative expenses was partially offset by a decrease of research and development costs which during the nine month period totaled $271,277, compared to $391,788 during the same period of the prior year.

     The absence of revenues coupled with the increase of operating expenses resulted in a loss from operations of $280,963 for the quarter and $620,382 for the nine months period, compared to profits of $67,091 and $56,540, respectively, for the same periods in the prior year.

     Interest expense for the nine months ended September 30, 2001 of $108,369 remained relatively constant when compared to the $108,044 of interest expense incurred for the same nine month period in 2000. In addition, during the third quarter the Company recorded an extraordinary expense of $87,410 representing a payment to two shareholders in settlement of a 1994 lawsuit. The net results for the third and the first three quarters in 2001 were losses of $401,726 and $815,265, or $.01 per share, as compared to a profit of $46,579 and a loss of $34,622 for the comparable periods of 2000.

Liquidity and Capital Resources

     Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities Millwest Corporation and Well to Wire Energy, Inc. During the first three quarters of 2001, the Company placed 11,300 shares with 7 accredited investors against payment of subscription funds of $265,000 and received $105,000 in research and development payments from WWE.

     The Company has completed the construction of the last of three prototype engines, the production model, natural gas fueled electric power generator engine incorporating the Coates SRV technology (the "Coates Generator Engine") in connection with the Company's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Following the testing and delivery of the Coates Generator Engine, CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery of the third prototype Coates Generator Engine to WWE. Delivery is expected to occur during the first quarter of 2002. Pursuant to its R&D Agreement with WWE, the balance of the $5,000,000 fee due CIL, currently $3,800,000, is payable also upon the delivery of the third prototype to Well to Wire Energy, Inc., in a lump sum.

     At September 30, 2001, current liabilities exceeded current assets by $728,958. Current liabilities are primarily composed of an approximate $717,000 legal fee due one law firm for its representation of CIL in litigation over the past several years. The law firm has, in prior periods, accepted limited payments from CIL and is expected to continue to do so for the foreseeable future.

     Subsequent to September 30, 2001, the Company has raised an aggregate $876,000 in cash from the private placement of 43,800 Common Shares with accredited investors. The Company expects these funds to suffice in financing operations during the upcoming quarters. If required, management will raise additional operating funds through combination of private or public offerings of its securities.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 2. CHANGES IN SECURITIES

During the third quarter ended September 30, 2001, the Company issued an aggregate 11,300 Common Shares to 7 accredited investors in private placements and received subscription proceeds of $265,000, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the1933 Act provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing shareholders of CIL or had established business relationships with the Company. The certificates representing the CIL shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

Item 3. DEFAULTS ON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

The following listed Exhibits are hereby incorporated by reference into this Form 10-QSB for the quarter ended September 30 2001, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

Exhibit No.                Description of Exhibit
-----------                ----------------------

3.1            CIL's Restated Certificate of Incorporation
3.2            CIL's By-Laws
(b)            No reports on Form 8-K were filed during the quarter ended
               September 30 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               COATES INTERNATIONAL, LTD.



Date:   January 22, 2002
                                               /s/ George J. Coates
                                               ---------------------------------
                                               George J. Coates, President
                                               Chief Executive Officer and
                                               Chief Financial Office