Form 10KSB/A
period 2000-12-31
COATES INTERNATIONAL LTD \DE\
filed 2002-02-26
CIK 948426

3: SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-KSB/A3

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

COMMISSION FILE NUMBER 33-94884

COATES INTERNATIONAL, LTD.

__________________________________________________________________

(Exact name of small business issuer as specified in its charter)

DELAWARE 22-2925432

_________________ ___________________________________________

 (State or other jurisdiction of  incorporation       (IRS Employer incorporation or organization) identification No.)

or organization

Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719

______________________________ ___________________________

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

License Agreement - Well to Wire Energy, Inc.

On September 29, 1999, CIL signed a license agreement with Well to Wire Energy, Inc., an oil and gas company in Canada, to license the production of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power for the Country of Canada (the "License Agreement").. Following due diligence investigation of the proposed applications for the production of electrical energy and the location of the engines in the natural gas fields or generation sites, it was agreed between CIL and Well to Wire Energy, Inc.(sometimes referred to as "WWE") that a larger engine modified with the Coates System would be more appropriate. CIL and WWE subsequently agreed that a new and larger prototype engine would be more efficient than the originally conceived 351 cubic inch engine. Accordingly, CIL and Well to Wire agreed that CIL would research and develop a natural gas fed, 855 cubic inch, 6 cylinder, industrial electric generator engine (the "Coates Generator Engine") under the License Agreement. Under the terms of the License Agreement, CIL is entitled to receive a licensing fee in the amount of $5,000,000 and royalties in amounts equal to 5% of the gross profits (defined as sales less cost of sales, plus $400,000) which WWE derives from all sources which use the Coates Generator Engine in Canada. The term of the License Agreement continues until the expiration of the last to expire patent of the "Patent Rights", including any "Improvement Patents" added later. "Patent Rights" under the License Agreement consist of 7 principal patents issued during the period from July 31, 1990 through November 8, 1994 and cover the main design and function of the Coates spherical rotary valve and its assembly, with each such patent extending for 17 years from its patent application date; "Improvement Patents" currently consist of 3 additional patents issued in February, 1997 (covering valve apparatus for steam turbines), in September, 2001 (covering the exhaust system), with the most recent "Improvement Patent" being issued in October, 2001 (covering the cooling system). This most recently issued Improvement Patent, covering the cooling system for the Coates spherical rotary valve technology, which was issued on October 30, 2001, is valid for 20 years from its application date, extending through September 30, 2020. Accordingly and unless extended by future "Improvement Patents", the current expiration date of the License Agreement with WWE is September 30, 2020.

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

During1999, Well to Wire Energy, Inc. made two payments, aggregating $300,000 as deposits under the License Agreement and a payment of $250,000 applied against the $5,000,000 fee due under the R&D Agreement.

As part of the understanding between CIL and WWE under the R&D Agreement, CIL would develop a total of three prototype engines meeting these new specifications: two testing prototypes and one production model prototype. To date, including the $250,000 payment made to CIL in 1999, Well to Wire Energy, Inc. has made aggregate payments of $1,200,000 to CIL for these prototypes under the R&D Agreement, $250,000 of which was paid in calendar 1999; $845,000 of which was paid in fiscal year 2000, and; $105,000 was paid in fiscal year 2001.

The $5,000,000 research and development fee due CIL under the R&D Agreement was negotiated as the fee CIL required in order to research and develop the three prototype Coates Generator Engines for WWE. This negotiated fee was not based upon any reimbursement formula tied to CIL's costs or expenses incurred during the research and development project but represents CIL's negotiated price for the project, without adjustments of any kind. Following their negotiation of the R&D Agreement, CIL and WWE have , from time to time, separately negotiated the timing and amounts of the aggregate $1,200,000 WWE payments made to CIL against the $5,000,000 fee over the last several years. These prior WWE payments have been made without reference to a specific payment schedule, all as negotiated from time to time between CIL and WWE. Accordingly, CIL has recognized and will continue to recognize these WWE payments against the $5,000,000 fee due under the R&D Agreement as revenue when received

CIL has completed the construction of the first prototype, Coates Generator Engine which was delivered to WWE in December, 2000. Construction of the second prototype is under way and completion of this second prototype is anticipated during the second quarter of 2001. The third prototype, representing the production version of the Coates Generator Engine, is expected to be completed before the end of fiscal year 2001.

Upon WWE's payment in full of the $5,000,000 licensing fee, with a current outstanding balance of $4,700,000 due under the License Agreement, and its payment in full of the $5,000,000 research and development fee, with a current outstanding balance of $3,800,000 due under the R&D Agreement, WWE will maintain the exclusive right to use the Coates Generator Engine in Canada. In order to retain its "exclusive" license rights under the License Agreement, WWE is required to purchase no less than 120 Coates Generator Engines per year. Revenue generated under this License Agreement will be booked as earned by CIL, commencing when CIL delivers its third prototype engine to WWE and continuing until the expiration of the last patent covered in the patent rights licensed which currently has an expiration date of September 30, 2020. In the event WWE fails to purchase the minimum 120 Coates Generator Engines during any year of the term of the License Agreement, WWE will automatically lose its exclusivity under the License Agreement. In such a case, WWE will retain non-exclusive rights under the License Agreement to continue to use the Coates Generator Engine but CIL will have the right to enter into additional license or sub-license agreements with other entities intending to utilize the Coates Generator Engine in Canada.

Following the testing and delivery of the third prototype, production model, Coates Generator Engine, CIL expects to receive the balance of its license payment due in the amount of $4,700,000, payable in 16 quarterly payments beginning 180 days after delivery, and the balance due under the R&D Agreement of $3,800,000 from Well to Wire Energy, Inc.

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

In February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents within the United States, its territories and possessions in return for a payment of $5,500,000. September 21, 1995, George J. Coates and Gregory Coates amended the existing license agreement and previous amendments thereto, providing for the substitution of the $5.5 million cash payment for the issuance of 275,000 shares Series A stock as the license fee. At the time, it was determined by the parties that the 275, represented a more accurate valuation of the Coates non-exclusive license transferred than the $5.5 million cash payment. The licenses expire in the event of bankruptcy or similar insolvency of CIL and, in which event, the patents would automatically revert to Mr. Coates and his son. George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. The 275,000 shares of Series A stock were issued to George Coates in 1995. On December 22, 1997, George Coates, Gregory Coates and CIL entered into a new License Agreement, superceding and substituting the prior agreement and amendments thereto. This new License Agreement granted CIL an "exclusive" license to manufacture, sell and grant sub-licenses for products covered under the Coates Patents, expanding the territories covered from the original territory of the United States and its territories, identified in the earlier license agreement, to "all of the countries, their territories and possessions comprising North America, Central America and South America". In consideration of this new license agreement, granting CIL exclusive rights in the expanded license territories, CIL agreed to issue to George Coates an additional 500,000 shares of Series A stock, valued at par, or $500, which were issued in 1997.

In addition, George J. Coates and Gregory Coates have executed an agreement granting CIL the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. In 1996, George J. Coates and Gregory Coates entered into a license agreement with Nicholson McLaren, headquartered in England. As part of its obligations under this agreement, CIL researched, developed and delivered two high performance, Coates SRV 351 Dyno racing car engines utilizing the Coates spherical rotary valve assembly and was paid an aggregate of 50,000 British pounds. Although CIL has concentrated its efforts in completing the research and development of its three prototype Coates Generator Engines pursuant to its agreements with Well to Wire Energy, Inc. during the past several years, CIL intends to continue its development efforts with Nicholson McLaren during fiscal year 2002.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for CIL's only outstanding class of capital stock, its Common Stock. At December 31, 2000 the approximate number of holders of record of the Common Stock was 804. CIL has not paid any dividends with respect to its Common Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the year 2001 or in the forseeable future.

Recent Sales of Unregistered Securities

During the past three fiscal year periods and through the nine months ended September 30, 2001, the Company privately sold the following unregistered securities in private placements:

Fiscal Year 1999.

During fiscal year 1999, the Company placed an aggregate 14,250 Series A shares to 11 accredited investors in private placements and received a total of $285,000 in subscription proceeds, for the purchase price of $20 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited and that the accredited investors were either existing shareholders of CIL or had established business relationships with the Company. The certificates representing the CIL shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

Fiscal Year 2000.

During fiscal year 2000, the Company placed an aggregate 6,800 Series A shares to 4 accredited investors in private placements and received subscription proceeds of $ 150,000, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the 1933Act provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing shareholders of CIL or had established business relationships with the Company. The certificates representing the CIL shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

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

Results of Operations for the Year Ended December 31, 2000

CIL recognized revenue of $845,000 for the fiscal year ended December 31, 2000, which represents a 240% increase over 1999 revenue of $250,000~~.~~ All of this revenue was generated under the R&D Agreement with Well to Wire Energy, Inc. ("WWE") and represents payments made for CIL's research and development of the Coates Generator Engine. These payments were made and have been applied against the $5,000,000 fee due CIL from WWE for the research and development of three prototype Coates Generator Engines. See "Description of Business R&D Agreement-Well to Wire Energy, Inc.".

Operating expenses increased for fiscal year 2000 to $842,337 from $749,972, incurred during fiscal year 1999, due to the approximate 52% increase in general and administrative expenses due principally to increased patent maintenance costs of approximately $27,000 and additional purchases of shop supplies in the approximate amount of $62,000, expended in connection with the construction of the prototype engines for the Well to Wire Energy, Inc. project.

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

The outstanding principal balance of the mortgage encumbering the Company's business premises in Wall, New Jersey, was $892,507 at December 31, 2000. Interest accrues on the mortgage principal balance at the per annum rate of 15.99%. The mortgage debt payments, amortized over a 20-year period, are paid in equal monthly installments of principal and interest in the amount of $12,521, with the outstanding principal balance and accrued interest due on April 1, 2004, as a balloon payment. Company management expects to either refinance this loan or retire the debt completely prior to its due date. In the event the Company is unable to refinance this mortgage or retire the debt prior to its due date, such failure would have a material adverse effect upon CIL's operations and financial condition.

The 2000 non-operating loss of $131,434 essentially replicated the fiscal year 1999 loss of $131,909, both of which were primarily attributable to interest expenses. During fiscal year 1999, CIL realized and recorded the entire extraordinary gain of $609,902 from the sale of net loss carry-forward tax credits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act as an income tax benefit. Subsequent cash receipts from the sale, during 2000, fell short by the amount of $15,945, which deficiency was recorded during that year as a tax provision. The year concluded with a net loss of $144,716 as compared to the net loss of $21,979 for the previous year.

Liquidity and Capital Resources

Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities Millwest Corporation and Well to Wire Energy, Inc. (sometimes referred to as "WWE"). During fiscal year 1999, the Company raised operating capital through the placement of an aggregate 14,250 Series A shares to 11 accredited investors in private placements and received a total of $285,000 in subscription proceeds, for the purchase price of $20 per share. All of these private placements were made in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation D and Section 4(2) of the 1933 Act. In addition, CIL received WWE payments of $300,000, as deposits under the License Agreement, and a payment of $250,000, representing a payment against the $5,000,000 fee due under the R&D Agreement.

During fiscal year 2000, the Company placed an additional aggregate 6,800 Series A shares with 4 accredited investors in private placements, receiving subscription proceeds of

$150,000, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemptions from the registration requirements of the 1933Act provided by Regulation D and Section 4(2) of the 1933 Act. Supplementing this capital were WWE payments in the aggregate amount of $845,000 made during this fiscal year pursuant to its R&D Agreement with CIL.

The outstanding principal balance of the mortgage encumbering the Company's business premises in Wall, New Jersey, was $892,507 at December 31, 2000. Interest accrues on the mortgage principal balance at the per annum rate of 15.99%. The mortgage debt payments, amortized over a 20-year period, are paid in equal monthly installments of principal and interest in the amount of $12,521, with the outstanding principal balance and accrued interest due on April 1, 2004, as a balloon payment. Company management expects to either refinance this loan or retire the debt completely out of revenues prior to its due date. In the event the Company is unable to refinance this mortgage or retire the debt prior to its due date, such failure would have a material adverse effect upon CIL's operations and financial condition.

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

Until receipt of the WWE payments, management plans to finance its on-going operations through a combination of private and public offerings of its securities. If necessary, George J. Coates will continue to advance funds to CIL in order for it to meet its operational cash requirements. In the event CIL is not successful in raising capital through targeted private or public offerings of its securities, and it has not generated sufficient revenues to fund its operations, such events would have a material adverse effect on CIL's financial condition and plan of operations.

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

---------- -------------------------- ------------------------------- -----------

Common Stock George J. Coates* 51,889,240 shares 78.50%

Gregory Coates* 3,530,630 shares 5.3%

Richard W. Evans* 165,000 shares .0025%

Michael J. Suchar* 50,000 shares .001%

All directors and

executive officers

as a Group (3 persons) 55,634,870 shares 84.15%

*c/o CIL, Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719

(1) Includes 489,240 shares owned by Mr. Coates- spouse, Bernadette Coates, beneficial ownership of which is disclaimed by George J. Coates.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIL paid $222,549 and $211,589, respectively, during fiscal years 1999 and 2000 to Coates Precision Engineering, Inc., a company owned by George J. Coates, for services rendered to CIL in connection with CIL's research and development of the Coates Generator Engine. During fiscal year 2001, George J. Coates made loans to CIL at various times to assist in financing CIL's operations, which aggregate outstanding amount at September 30, 2001 was $80,900. These borrowings are in the form of demand loans which carry no nterest and are repaid from time to time depending upon CIL'\'s available cash. It is the intention of Mr. Goerge J. Coates to assist the Company with its cash requirements in the form of loans as needed in the future even though Mr. Coates is not legally obligated to do so.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No.3 to its Form 10-KSB for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 22, 2002 COATES INTERNATIONAL LTD.

/s/ George J. Coates_______

George J. Coates, President

Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE TITLE DATE

----------------- --------- ---------

_/s/ George J. Coates

George J. Coates Director, Chief February 22, 2002

Executive Officer,

President, and

Chief Financial Officer

_/s/ Richard W. Evans

Richard W. Evans Director February 22, 2002

_/s/ Michael J. Suchar

Michael J. Suchar Director February 22 , 2002

Coates International, Ltd.

Financial Statements

December 31, 2000 and 1999

As Restated

Coates International, Ltd.

Index to the Financial Statements

December 31, 2000 and 1999

As Restated

Page

Auditors- Report 1

Financial Statements

Balance Sheet 2

Statements of Operations 3

Statement of Stockholders - Equity 4

Statements of Cash Flows 5-6

Notes to the Financial Statements 7-11

Independent Auditors- Report

To the Board of Directors and Shareholders of

Coates International, Ltd.

We have audited the balance sheet of Coates International, Ltd. as of December 31, 2000 and the related statements of operations, stockholders- equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

February 13, 2001

except for Note 15,as to

which the date is January 3, 2002

and Notes 3, 7 and 16 as to which

the date is February 22, 2002

Coates International, Ltd.

Balance Sheet

December 31, 2000

As Restated
Assets
Current Assets
Cash	$340,821
Restricted cash	112,000
Inventory	205,357
Prepaid insurance	6,432
Total Current Assets	664,610
Property, Plant and Equipment - Net of $440,128 of accumulated depreciation	1,625,892
Other Assets
Mortgage loan costs, net of accumulated amortization of $22,701	42,159
Deposit	2,500
Total Assets	2,335,161
Liabilities and Stockholders- Equity
Current Liabilities
Current portion of mortgage payable	8,903
Note payable	58,731
Accounts payable	45,485
Accrued expenses	691,321
Accrued interest payable	118,391
Total Current Liabilities	922,831
License Deposit	300,000
Mortgage payable, net of current portion	883,604
Total Liabilities	2,106,435
Stockholders' Equity
Preferred stock, Series A, $.001 par value 14,000,000 shares authorized - no shares issued	-
Common stock, $.0001 par value, 200,000,000 shares authorized - 66,097,910shares issued and outstanding	6,609
Additional paid-in capital	11,234,283
Accumulated deficit	(11,012,166)
Total Stockholders' Equity	228,726
Total Liabilities and Stockholders' Equity	$2,335,161

See notes to the financial statements.

Coates International, Ltd.

Statements of Operations

	Years Ended December 31,
	2000 As Restated	1999 As Restated

Research and Development Revenue	$845,000	$250,000
Operating Expenses:
Research and development costs	389,128	447,495
Research and development costs - related party	39,000	-
General and administrative expenses	367,967	241,886
Depreciation	33,270	26,998
Amortization	12,972	33,593
Total Operating Expenses	842,337	749,972
Income (Loss) From Operations	2,663	(499,972)
Other Income (Expense):
Miscellaneous income	15,000	-
Interest income	3,114	1,562
Interest expense	(149,548)	(133,471)
Total Other Income (Expense)	(131,434)	(131,909)
Loss Before Benefit From Income Taxes	(128,771)	(631,881)
(Provision for) Benefit From Income Taxes	(15,945)	609,902
Net Loss	$(144,716)	$(21,979)
(Loss) Earnings Per Share	$0.00	$0.00
Weighted Average Number of Shares	66,078,329	66,010,120

See notes to the financial statements.

Coates International Ltd.

Statement of Stockholders- Equity

As Restated

	Common Stock Shares Amount	Series A Preferred Stock Shares Amount	Additional Paid-In Capital

Balance - December 31, 1998	- -	6,597,961 $ 6,598	$ 10,812,300

Purchase of treasury stock (at cost)	- -	- -	(12,997)

Sale of treasury stock	- -	- -	149,993

Issuance of stock	- -	6,750 7	134,993

Net loss for the year	- -	- -	-

Balance - December 31, 1999	- -	6,604,711 $ 6,605	$ 11,084,289

Purchase of treasury stock (at cost)	- -	- -	-

Sale of treasury stock	- -	- -	39,998

Issuance of stock	- -	4,800 4	109,996

Exchange of Series A Preferred Stock for Common Stock	66,097,910 $ 6,609	(6,609,011) (6,609)	-

Net loss for the year	- -	- -	-

Balance - December 31, 2000	66,097,910 $ 6,609	- $ -	$ 11,234,283

See notes to the financial statements.

Coates International Ltd.

Statement of Stockholders- Equity

As Restated - Cont'd.
	Treasury Stock Shares Amount	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)

Balance - December 31, 1998	(6,250) $ (6)	$ (10,845,471)	$ (26,579)

Purchase of treasury stock (at cost)	(3,250) (3)	-	(13,000)

Sale of treasury stock	7,500 7	-	150,000

Issuance of stock	- -	-	135,000

Net loss for the year	- -	(21,979)	(21,979)

Balance - December 31, 1999	(2000) $ (2)	$ (10,867,450)	$ 223,442

Purchase of treasury stock (at cost)	- -	-	-

Sale of treasury stock	2,000 2	-	40,000

Issuance of stock	- -	-	110,000

Exchange of Series A Preferred Stock for Common Stock	- -	-	-

Net loss for the year	- -	(144,716)	(144,716)

Balance - December 31, 2000	- -	$ (11,012,166)	$ 228,726

See notes to the financial statements.

Coates International, Ltd.

Statements of Cash Flows

	Years Ended December 31,
	2000 As Restated	1999 As Restated

Cash Flows From Operating Activities
Net (Loss) Income	$(144,716)	$(21,979)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities
Depreciation	33,270	26,998
Amortization	12,972	33,593
Deferred taxes	251,000	(251,000)
Changes in Assets and Liabilities
(Increase) Decrease in
Inventory	(205,357)	-
Prepaid insurance	457	(334)
Due to/from affiliates	79,061	(79,061)
Increase (Decrease) in
License deposit	-	300,000
Accounts payable and accrued expenses	(157,599)	(224,985)
Accrued interest payable	(101)	11,933
Total Adjustments	13,703	(182,856)
Net Cash Used in Operating Activities	(131,013)	(204,835)
Cash Flows from Investing Activities
Payments for property and equipment	(74,000)	(55,800)
Net Cash Used in Investing Activities	(74,000)	(55,800)
Cash Flows From Financing Activities
Proceeds from mortgage payable	-	900,000
Repayment of mortgage payable	(3,060)	(504,433)
Payment for mortgage loan costs	-	(65,344)
Proceeds from reissuance of stock	40,000	137,000
Proceeds from issuance of stock	110,000	135,000
Proceeds from note payable	75,000
Repayment of note payable	(16,269)	-
Loans from stockholder	(16,000)	-
Net Cash Provided by Financing Activities	189,671	602,223
Net Decrease (Increase) in Cash	(15,342)	341,588
Cash - Beginning of Periods	356,163	14,575
Cash - End of Periods	$340,821	$356,163

See notes to the financial statements.

Coates International, Ltd.

Statements of Cash Flows - Cont'd.

	Years Ended December 31,
	2000 As Restated	1999 As Restated

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest paid	$149,648	$121,538
Income taxes paid	$200	$400

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

NOTE 3 - LICENSE DEPOSIT

Effective September 29, 1999 the Company entered into a License Agreement with a Canadian corporation. Pursuant thereto, the Company has received a license deposit of $300,000. Upon satisfying certain conditions pursuant to the license agreement, the Company will be entitled to additional quarterly payments over a four year period.

Revenue attributable to the above license payments will commence being recognized at such time as all conditions have been met and utilization has begun by the licensee. Thereafter, such revenue will be recognized over the term of the Company's patent protection period which currently expires September 30, 2020.

NOTE 4 - RESTRICTED CASH

The Company placed $112,000 in an escrow account (pursuant to a court order) of net proceeds raised from a 48,000 CIL Series A Preferred Stock private placement offering in July 1997. The funds were escrowed for the payment of interest due to two former stockholders.

NOTE 5 - INVENTORY

Inventory consists of work in process valued at $205,357 at December 31, 2000.

Coates International, Ltd.

Notes to the Financial Statements

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2000:
Land	$920,550
Building	579,450
Building improvements	201,671
Machinery and equipment	325,054
Furniture and fixtures	39,295

2,066,020

Less: Accumulated depreciation	440,128
Total	$1,625,892

Depreciation expense amounted to $33,270 and $26,997 for the years ended December 31,2000 and 1999, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at December 31, 2000 is comprised of the following
Legal Fees	$ 542,834
Accounting Fees	25,000
Patent Legal Fees	39,770
Audit Fees - prior auditors (1995 and 1996)	31,975
Audit Fees - prior auditors (1997)	77,040
Audit Fees - prior auditors (1997)	$ 716,619

NOTE 8 - NOTE PAYABLE

The note payable represents a bank loan with interest at 13.64% due in equal monthly installments of $6,907 including interest through September 2001, secured by equipment with a net book value of $66,600.

NOTE 9 - MORTGAGE PAYABLE

Interest at 15.99% per annum due in equal monthly installments of $12,521 including interest, due on April 1, 2004 secured by land and building with a net book value of $1,552,621.

$892,507
Less current maturities	8,903
Mortgage payable, net of current maturities	$883,604

Total maturities of mortgage payable are as follows:
Year Ending December 31,
2001	$8,903
2002	10,435
2003	12,232
2004	860,937
$892,507

Coates International, Ltd.

Notes to the Financial Statements

NOTE 10 - CAPITAL STOCK

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

NOTE 11 - INCOME TAXES

The income tax (provision) benefit is comprised of the following:

	Year Ended December 31,
	2000	1999
State current (provision) benefit	$(15,945)	$358,902
State deferred benefit	-	251,000
	$(15,945)	$609,902

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

The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2000:

Total deferred tax asset, current	$4,239,951
Less valuation allowance	4,239,951
Net deferred tax assets, current	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the U. S. Federal statutory rate of 34% at December 31, 2000 are as follows:
Tax benefit	34%
Valuation allowance	(30)%
Effective tax rate	4%

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

NOTE 12 - LICENSES

The Company has incurred legal and related costs associated with licenses. Such costs amounted to $107,232 and $80,586 for the years ended December 31, 2000 and 1999. As the probable future economic benefit of such costs is uncertain, they have been expensed.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 2000 and 1999, the Company paid $222,549 and $211,589, respectively, for these services.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 15 - RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements for the years ended December 31, 2000 and 1999. The restated financial results reflect the correction of errors in its accounting procedures related to revenue recognition and equity transactions, the nature of which are a misclassification of a license deposit as revenue and bookkeeping omissions of certain equity transactions, respectively. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

Coates International, Ltd.

Notes to the Financial Statements

NOTE 15 - RESTATEMENT OF PRIOR PERIOD RESULTS, Continued

	Years Ended December 31,
	2000		1999
	As Reported	As Restated	As Reported	As Restated
Retained earnings (deficit)	$(10,688,006)	$(11,012,166)	$(10,565,795)	$(10,867,450)
Revenue	845,000	845,000	550,000	250,000
Net income (loss)	(122,211)	(144,716)	279,675	(21,979)
Income (loss) per share	(0.002)	0.00	0.00	0.00

NOTE 16 - CONTINGENCIES

Research and Development Agreement

The Company has entered into a research and development agreement with a Canadian corporation. (the "R&D Agreement"). The R&D Agreement requires the payment of $5,000,000 to the company for research, development and delivery of three prototype Coates Generator Engines which revenue will be recognized by the Company as received since the financial risk has been transferred from the Company to its customer. Pursuant to the terms of this R&D Agreement, the Company only has the right to receive the present outstanding balance of $3,800,000 due thereunder upon testing and delivery of the last of three prototype engines. Further, the Company has no obligation to repay any of the $1,200,000 of payments previously received under this agreement regardless of the outcome of its research and development activities. The performance period during which the Company is required to conduct such activities has been extended from time to time by mutual agreement.

Major customer

Revenues in 2000 and 1999 were derived from a single customer.