Form 10QSB/A
period 2001-09-30
COATES INTERNATIONAL LTD \DE\
filed 2002-02-26
CIK 948426

Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1 to Form 10-QSB

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

Coates International, Ltd.

Financial Statements

September 30, 2001

Coates International, Ltd.

Index to the Financial Statements

September 30, 2001

Page

Financial Statements

Condensed Balance Sheet 1

Condensed Statements of Operations 2

Condensed Statements of Cash Flows 3

Notes to the Condensed Financial Statements 4

Coates International, Ltd.

Condensed Balance Sheet

September 30, 2001

(Unaudited)
Assets
Current Assets
Cash	$86,604
Accounts receivable	-
Inventory	205,357
Prepaid insurance	6,432
Total Current Assets	298,393
Property, Plant and Equipment - Net of accumulated depreciation of $469,248	1,596,771
Other Assets
Mortgage loan costs, net of accumulated amortization of $32,430	32,430
Deposits	2,500
Total Assets	1,930,094
Liabilities and Stockholders- Equity (Deficit)
Current Liabilities
Current portion of mortgage payable	8,903
Accounts payable and accrued expenses	845,457
Accrued interest payable	118,391
Due to stockholders	18,700
Due to officer	80,900
Total Current Liabilities	1,072,351
License deposit	300,000
Mortgage payable, net of current portion	879,281
Total Liabilities	2,251,632
Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 66,111,010 shares issued and outstanding	6,611
Additional paid-in capital	11,499,282
Retained earnings (Deficit)	(11,827,431)
Total Stockholders' Equity (Deficit)	(321,538)
Total Liabilities and Stockholders' Equity (Deficit)	$1,930,094

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited) As Restated	(Unaudited)	(Unaudited) As Restated
Revenue	$-	$320,000	$105,000	$720,000
Operating Expenses:
Research and development costs	48,395	190,722	271,277	385,043
Research and development costs - related party	-	9,750	-	29,250
General and administrative expenses	219,609	36,288	415,256	214,485
Depreciation and amortization expense	12,959	15,259	38,849	34,682
Total Operating Expenses	280,963	252,019	725,382	663,460
(Loss) Income From Operations	(280,963)	67,981	(620,382)	56,540
Other Income (Expense):
Interest income	3	184	896	1,882
Interest expense	(33,356)	(36,586)	(108,369)	(108,044)
Settlement of lawsuit	(87,410)	-	(87,410)	-
Miscellaneous income	-	15,000	-	15,000
Total Other Income (Expense)	(120,763)	(21,402)	(194,883)	(91,162)
Net (Loss) Income Before Benefit From Income Taxes	(401,726)	46,579	(815,265)	(34,622)
Benefit From Income Taxes	-	-	-	-
Net (Loss) Income	$(401,726)	$46,579	$(815,265)	$(34,622)
(Loss) Income Per Share	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding	66,093,943	66,085,410	66,093,943	66,085,410

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities	$(559,563)	$(132,505)
Cash Flows From Investing Activities	-	(74,000)
Cash Flows From Financing Activities
Proceeds from note payable	-	77,000
Repayment of mortgage payable	(4,323)	(4,659)
Proceeds from issuance of stock	265,000	70,000
Proceeds from officer loan	84,700	-
(Repayment of) Proceeds from stockholder loans	18,700	(10,000)
Repayment of note payable	(58,731)	-
Net Cash Provided by Financing Activities	305,346	132,341
Net Decrease in Cash	(254,217)	(74,164)
Cash - Beginning of Periods	340,821	356,163
Cash - End of Periods	$86,604	$281,999

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

RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements for the nine months ended September 30, 2001 and 2000. The restated financial results reflect errors in its accounting procedures related to revenue recognition and equity transactions, the nature of which are a misclassification of a license deposit as revenue and bookkeeping omissions of certain equity transactions, respectively. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

	Nine Months Ended September 30, 2000
	As Reported	As Restated
Retained earnings (deficit)	$(10,577,912)	$(10,900,417)
Net income (loss)	(12,117)	(34,622)
Income (loss) per share	0.00	0.00

SUBSEQUENT EVENT

Subsequent to September 30, 2001, the Company has raised an aggregate $876,000 in cash from the private placement of 43,800 common shares.

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

Total operating expenses for the nine month period ended September 30, 2001 were $725,382 compared to $640,955 for the same period in 2000, representing an increase of approximately 9.3%. The increase was primarily due to increased legal expenses in connection with CIL's prosecution of certain legal claims and increased patent maintenance expenses, the majority of which was recorded in the third quarter. The resulting increase of general and administrative expenses was partially offset by a decrease of research and development costs which during the nine month period totaled $271,277, compared to $391,788 during the same period of the prior year.

The absence of revenues coupled with the increase of operating expenses resulted in a loss from operations of $280,963 for the quarter and $620,382 for the nine months period, compared to profits of $67,091 and $56,540, respectively, for the same periods in the prior year.

Interest expense for the nine months ended September 30, 2001 of $108,369 remained relatively constant when compared to the $108,044 of interest expense incurred for the same nine month period in 2000. In addition, during the third quarter the Company recorded a non-recurring expense of $87,410 representing a payment to two shareholders in settlement of a 1994 lawsuit. The net results for the third and the first three quarters in 2001 were losses of $401,726 and $815,265, or $.01 per share, as compared to a profit of $46,579 and a loss of $34,622 for the comparable periods of 2000.

Liquidity and Capital Resources

Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities Millwest Corporation and Well to Wire Energy, Inc. During the first three quarters of 2001, the Company placed 11,300 shares with 7 accredited investors against payment of subscription funds of $265,000 and received $105,000 representing a payment against the $5,000,000 fee due under the R&D Agreement from WWE.

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

At September 30, 2001, current liabilities exceeded current assets by $773,958. Current liabilities are primarily composed of an approximate $717,000 legal fee due one law firm for its representation of CIL in litigation over the past several years. The law firm has, in prior periods, accepted limited payments from CIL and is expected to continue to do so for the foreseeable future.

Subsequent to September 30, 2001, the Company has raised an aggregate $876,000 in cash from the private placement of 43,800 Common Shares with accredited investors. The Company expects these funds to suffice in financing operations during the upcoming quarters. George J. Coates, if necessary, will continue to advance funds to CIL in order for it to meet its operational cash requirements. If required, management will raise additional operating funds through a combination of private or public offerings of its securities. In the event CIL is not successful in raising capital through targeted private or public offerings of its securities, and it has not generated sufficient revenues to fund its operations, such events would have a material adverse effect on CIL's financial condition and plan of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-QSB for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: February 21, 2002

/s/ George J. Coates________ George J. Coates, President

Chief Executive Officer and

Chief Financial Office