Form 10KSB/A
period 2000-12-30
COATES INTERNATIONAL LTD \DE\
filed 2002-03-22
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-KSB/A4

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

Coates International, Ltd.

Notes to the Financial Statements

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2000:
Land	$920,550
Building	579,450
Building improvements	201,671
Machinery and equipment	325,054
Furniture and fixtures	39,295

2,066,020

Less: Accumulated depreciation	440,128
Total	$1,625,892

Depreciation expense amounted to $33,270 and $26,997 for the years ended December 31,2000 and 1999, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at December 31, 2000 is comprised of the following
Legal Fees	$ 517,536
Accounting Fees	25,000
Patent Legal Fees	39,770
Audit Fees - prior auditors (1995 and 1996)	31,975
Audit Fees - prior auditors (1997)	77,040
$ 691,321

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
$892,507

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No.4 to its Form 10-KSB for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 22, 2002 COATES INTERNATIONAL LTD.

_/s/ George J. Coates_______

George J. Coates, President

Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE TITLE DATE

----------------- --------- ---------

_/s/ George J. Coates___

George J. Coates Director, Chief March 22, 2002

Executive Officer,

President, and

Chief Financial Officer

_/s/ Richard W. Evans ___

Richard W. Evans Director March 22, 2002

/s/ Michael J. Suchar ___ Director March 22, 2002

3