Form 10KSB
period 2001-12-31
COATES INTERNATIONAL LTD \DE\
filed 2002-03-22
CIK 948426

3: SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to______________

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

Title of Class: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 2001 were $105,000.

During the fiscal year ended December 31, 2001, there was no established public trading market for the issuer's Common Stock. On December 31, 2001, there were 66,165,010 shares of Common Stock issued and outstanding.

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

PART I. COATES INTERNATIONAL LTD.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

1. Form and Year of Organization

Coates International Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates as successor in interest to a Delaware corporation of the same name incorporated in August, 1988.

The Company has completed the development of a spherical rotary valve system (the "Coates System") for use in piston driven internal combustion engines of all types. Development of the Coates System was initiated by CIL's founder, George J. Coates, in Ireland in the late 1970's. In 1982, Mr. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently, the Mark III version of his spherical rotary valve system. Mr. Coates has also been issued a number of U.S. and foreign patents with respect to various aspects of the Coates System and has patent applications pending in several foreign jurisdictions. See "Patents and Licenses".

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

CIL has concentrated its efforts since the inception of its predecessor entity in August 1988 to the present date in the research and development of the Coates spherical rotary valve combustion engine technology and has realized insignificant revenues throughout this research and development period. In 1996 CIL realized $73,375 US dollars in revenues paid by Nicholson McLaren in partial payment for 2 high performance racing car engines utilizing the Coates system, which was shipped to Nicholson McLaren by CIL in April 1996. CIL executed a license agreement and a sales representative agreement with Nicholson McLaren. See "Patents and Licensing".

Since its inception, the bulk of the development costs and related operational costs of CIL have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. CIL has incurred losses from the inception of the predecessor entity in August 1988 through December 31, 2001 of $12,098,799 and at December 31, 2001, had a net worth of $498,093 and a negative working capital of ($43,192).

(b) Business of the Company

CIL's ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters, and upon the manufacture and sale, by CIL, of combustion engines modified with the Coates System in high performance automotive, motorcycle, marine racing engines, and other types of combustion engines. CIL is actively attempting to market its technology and is in communication with various persons and entities that may be interested in acquiring sub- licenses to use the technology.

The Coates Spherical Rotary Valve Engine

The Coates Spherical Rotary Valve Engine (the "Coates SRV" Engine) differs from the conventional poppet valve currently used in almost all piston driven automotive, motorcycle and marine engines by changing the method which the air and fuel mixture is delivered to the engine cylinder as well as the method of expelling the exhaust gases after the mixture is ignited. Unlike the poppet valve which protrudes into the engine cylinder, the Coates SRV Engine utilizes spherical valves which do not protrude into the cylinder head but rotate in a cavity formed between a two piece cylinder head. As a result of employing fewer moving parts as compared to the poppet valve and not protruding into the engine cylinder, management believes that the Coates SRV Engine will promote less engine wear and will require less lubrication over the life of the engine. In addition, because the Coates SRV Engine does not employ parts which protrude into the engine cylinder, it is designed with larger openings into the cylinder than the conventional poppet valves so that more fuel and air mixture can be inducted into and expelled from the engine cylinder in a shorter period of time using the Coates SRV Engine, leading to an eligibility to operate the engine faster and an ability to utilize higher compression ratios with lower compression chamber temperatures. Management believes that as a result, engines modified with the Coates SRV Engine will produce more power than similar engines utilizing the poppet valve system. However, there can be no assurance that the Coates SRV Engines will find general acceptance in the marketplace.

The combustion engine has been in use for approximately 100 years and is the most widely used powerpack in the world. There are more than 120 million new combustion engines built in the world every year, and 40 million engines are rebuilt annually. Management of CIL believes that the Coates Engine will be the engine of the future. In the late 1960's and 1970's, most vehicle combustion engines in the USA were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 55 percent. The rest of the engine's power was lost in friction, pumping and heat loss. When it was found that lead additives in fuel had an adverse effect on the environment, it was removed from the fuel. This causes the poppet valve engine combustion chamber to overheat, raising the temperature in excess of 2500 degrees farenheit and damaging the poppet valves. The answer to this problem was to lower the compression ratios of all engines to 10 to 1 or lower, thus reducing efficiency of the combustion engine to approximately 24 percent. This means less miles per gallon (MPG), lower brake horse power (BHP) and lower torque. The air traveling through the inlet venturi of a combustion engine inlet travels at a speed of up to 450 ft per second. In normally aspirated engines this works, but in poppet valve engines, the BHP and torque decreased as the air traveling in does not increase in speed unless a turbo or supercharger is incorporated. At higher RPM's the poppet valve tends to float or bounce and is unable to service the cylinder and chamber to capacity with air and fuel mixture. This is the reason for adding two extra valves to modern engines including turbos or superchargers. The large overlap is another common defect in poppet valve engines, causing unburned fuel to escape through the exhaust poppet valves which leads to a loss of power, lower MPG and production of pollution.

The poppet valves' stems are lubricated with engine oil which is burnt off the exhaust valve, directly into the atmosphere. The stem of the inlet valve system is also lubricated with engine oil, which is washed off and inducted into the combustion chamber with air and fuel mixture. This slows combustion and produces further emissions and eventually clogs the catalytic converter.

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

Because the CSRV valves rotate away from the combustion chamber and are vented and charged on the opposite side of each sphere, a lower combustion chamber temperature is created, allowing higher compression ratios to be used thus creating an extremely efficient engine. Some of the Coates Spherical Rotary Combustion Engines have run at 12 to 1 and up to as high as 18.7 to 1 compression ratios depending on the application and such compression ratios may potentially exceed these ratios as further testing is accomplished.

License Agreement - Well to Wire Energy, Inc.

On September 29, 1999, CIL signed a license agreement with Well to Wire Energy, Inc., an oil and gas company in Canada, to license the exclusive use of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power for the Country of Canada (the "License Agreement"). Following due diligence investigation of the proposed applications for the production of electrical energy and the location of the engines in the natural gas fields or generation sites, it was agreed between CIL and Well to Wire Energy, Inc. (sometimes referred to as "WWE") that a larger engine modified with the Coates System would be more appropriate. CIL and WWE subsequently agreed that a new and larger prototype engine would be more efficient than the originally conceived 351 cubic inch engine. Accordingly, CIL and Well to Wire agreed that CIL would research and develop a natural gas fed, 855 cubic inch, 6 cylinder, industrial electric generator engine (the "Coates Generator Engine") under the License Agreement. Under the terms of the License Agreement, CIL is entitled to receive a licensing fee in the amount of $5,000,000 and royalties in amounts equal to 5% of the gross profits (defined as sales less cost of sales, plus $400,000) which WWE derives from all sources which use the Coates Generator Engine in Canada. The term of the License Agreement continues until the expiration of the last to expire patent of the "Patent Rights", including any "Improvement Patents" added later. "Patent Rights" under the License Agreement consist of 7 principal patents issued during the period from July 31, 1990 through November 8, 1994 and cover the main design and function of the Coates spherical rotary valve and its assembly, with each such patent extending for 17 years from its patent application date; "Improvement Patents" currently consist of 3 additional patents issued in February, 1997 (covering valve apparatus for steam turbines), in September, 2001 (covering the exhaust system), with the most recent "Improvement Patent" being issued in October, 2001 (covering the cooling system). This most recently issued Improvement Patent, covering the cooling system for the Coates spherical rotary valve technology, which was issued on October 30, 2001, is valid for 20 years from its application date, extending through September 30, 2020. Accordingly and unless extended by future "Improvement Patents", the current expiration date of the License Agreement with WWE is September 30, 2020.

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

During1999, Well to Wire Energy, Inc. made two payments, aggregating $300,000 as deposits under the License Agreement and a payment of $250,000 applied against the $5,000,000 fee due under the R&D Agreement..

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

The $5,000,000 research and development fee due CIL under the R&D Agreement was negotiated as the fee CIL required in order to research and develop the three prototype Coates Generator Engines for WWE. This negotiated fee was not based upon any reimbursement formula tied to CIL's costs or expenses incurred during the research and development project but represents CIL's negotiated price for the project, without adjustments of any kind. Following their negotiation of the R&D Agreement, CIL and WWE have , from time to time, separately negotiated the timing and amounts of the aggregate $1,200,000 WWE payments made to CIL against the $5,000,000 fee over the last several years. These prior WWE payments have been made without reference to a specific payment schedule, all as negotiated from time to time between CIL and WWE. Accordingly, CIL has recognized and will continue to recognize these WWE payments against the $5,000,000 fee due under the R&D Agreement as revenue when received

CIL has completed the construction of the first two prototypes and the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. As of the date hereof, the third prototype production model Coates Generator Engine has been completed and is currently undergoing testing.

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

Competition

Company management believes that its Coates Generator Engine, developed over the last two years pursuant to its agreements with Well to Wire Energy, Inc., utilizing the Coates spherical rotary valve, will provide material and substantial enhanced efficiencies in power generation and longevity because of the Coates SRV Engine's replacement of the standard poppet valve and its assortment of moving parts with a single spherical valve. Conjunctively, the patented intake and exhaust ports constructed in this spherical rotary valve as well as the proprietary engineering of the Coates SRV Engine's seals will produce higher fuel economies. Based upon these and other proprietary innovations and enhancements of the Coates spherical rotary valve, the Company believes that the Coates Generator Engine will outperform all other comparable natural gas fueled electric generator engines currently utilized in the energy conversion market.

Notwithstanding Company management's strong beliefs in the potential superior performance of the Coates Generator Engine, the power generation marketplace is a highly competitive industry currently occupied by companies such as Caterpillar, Inc. which owns MAK, Perkins and FG Wilson, Detroit Diesel Corporation, AB Volvo, Cummins and Marathon, among others. All of these companies are much better capitalized than CIL and already occupy segments of the power generation marketplace. In order to successfully penetrate this industry, the Coates Generator Engine will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

Parts and Supplies

To date, Company management has utilized the services of various vendors and manufacturers available throughout the United States to provide all of the parts necessary to assemble the Coates Generator Engine. The Company expects to continue to purchase all of its raw materials and parts, manufactured to CIL's specifications, from a wide assortment of suppliers. The Company intends to commence the assembly of the Coates Generator Engines at its facility located in Wall, New Jersey. Thereafter, corresponding to anticipated growth in revenues, the Company will either acquire or lease additional facilities for assembly and inventory.

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

Date Date

US Patent No. Application Filed Of Patent

4,989,579 (Mark I) July 26,1982 February 5,1991

4,953,527 (Mark II) November 14,1998 September 4,1990

4,989,558 September 14,1998 February 5, 1991

4,944,261 (Mark IIB) October 16,1989 July 31,1990

4,976,232 December 6,1989 December 11,1990

5,109,814 May 10,1991 May 5,1992

5,361,739 (Mark III) May 12,1993 November 8,1994

In addition to the foregoing issued patents, Mr. George Coates has filed U.S. patent applications to obtain protection for further inventions covering (i) the "cooling system" for the spherical rotary valve engine (Serial #: 09/657,788) and (ii) the method and apparatus for "joining pressurized exhaust manifold sections" (Serial #: 09/649,926).

The Mark I, Mark II, Mark IIB, and Mark III patents were also the subject of foreign filings by Mr. Coates who has been issued foreign patents with respect to some of these filings by Austria, Belarus, Belgium, China, Denmark, Finland, France, Republic of Georgia, Germany, Great Britain, Greece, Hungary, India, Indonesia, Ireland, Israel, Italy, Jordan, Korea, Luxembourg, The Netherlands, Portugal, Spain, Sweden, Switzerland as well as by Australia, Brazil, Bulgaria, Canada, Chile, the Czech Republic, Egypt, Hong King, Japan, Luxemburg, Malaysia, Mexico, New Zealand, Nigeria, Pakistan, Philippines, Poland, Romania, Republic of Russia, Saudi Arabia, Slovakia, Singapore, South Africa, Taiwan, Thailand, Turkey, Ukraine and Venezuela. Mr. Coates continues to have patent applications pending in some of these as well as other foreign countries.

In February 1995, George J. Coates and his son Gregory Coates each granted CIL a non-exclusive license to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents within the United States, its territories and possessions in return for a payment of $5,500,000. On September 21, 1995, George J. Coates and Gregory Coates amended the existing license agreement and previous amendments thereto, providing for the substitution of the $5.5 million cash payment for the issuance of 275,000 shares of Series A stock as the license fee. At the time, it was determined by the parties that the 275,000 Series A preferred shares, with an aggregate par value of $275, represented a more accurate valuation of the Coates non-exclusive license rights transferred than the $5.5 million cash payment. The licenses expire in the event of bankruptcy or similar insolvency of CIL and, in which event, the patents would automatically revert to Mr. Coates and his son. George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Areas, or to grant any other exclusive or non-exclusive license in the Licensed Areas except through CIL. The 275,000 shares of Series A stock were issued to George Coates in 1995.

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

Environmental Regulatory Compliance

The Coates Generator Engine will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA") as well as those imposed by the State of New Jersey and other jurisdictions where CIL expects its engines to operate, will have to be achieved in order to successfully market the Coates Generator Engine. Company management expects that the Coates Generator Engine will successfully comply with all EPA requirements and the third prototype, production model of the Coates Generator Engine constructed pursuant to its agreements with Well to Wire Energy, Inc. is currently undergoing such testing. The Company's ability to comply with applicable and future emissions standards is one of the most significant business objectives to attain in order to enter the power generation marketplace. Failure to comply with these standards could result in material adverse effects on the financial results of the Company.

EMPLOYEES

At December 31, 2001, CIL employed six (6) employees, including George J. Coates and his son Gregory Coates who perform both management, assembly and research and development functions, and; Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. The financial controller and bookkeeper for the Company is Ms. Shirley Naidel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August, 2001, the shareholders approved a resolution increasing the Company's authorized common shares from 200,000,000 to 1,000,000,000 common shares, resulting in the change of the par value to $.0001 per share.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for CIL's only outstanding class of capital stock, its Common Stock. At December 31, 2001 the approximate number of holders of record of the Common Stock was 804. CIL has not paid any dividends with respect to its Common Stock and anticipated capital requirements make it highly unlikely that any dividends will be paid by CIL in the year 2002 or in the foreseeable future.

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

Fiscal Year 2001

During fiscal year 2001, the Company placed an aggregate 67,100 Common Shares to 25 accredited investors in private placements and received subscription proceeds of $1,356,000, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the 1933Act provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing shareholders of CIL or had established business relationships with the Company. The certificates representing the CIL shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on Well to Wire Energy, Inc. as the Company's principal licensee and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2001 and 2000 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

SELECTED FINANCIAL DATA

Balance Sheet December 31,

2001

Total assets ........................................ $ 2,587,004

Current liabilities ............................... 906,839

Long-term debt .................................. 882,072

Working capital ................................ 43,192

Shareholders - equity ........................ $ 498,093

Statement of Operations For The Year Ended December 31,

2001 2000 .

Total revenues ................................... $ 105,000 $ 845,000

Operating income (loss) .................... (951,575) 2,663

(Loss) before provision for incomes taxes (1,084,444) (128,771)

Net (loss) ............................................ (1,086,633) (144,716)

Net loss per common share ................ $ (0.02) $ (0.00)

Number of shares used in computing

per share data .................................... 66,114,525 66,078,329

Background

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

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, CIL signed a license agreement (the "License Agreement") with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, to license the exclusive use of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power for the Country of Canada (the "License Agreement") against payment of $5,000.000, of which a deposit payment in the amount of $300,000 was made. Following due diligence investigation of the proposed applications for the production of electrical energy and the location of the engines in the natural gas fields or generation sites, it was agreed between CIL and Well to Wire Energy, Inc. that a larger engine modified with the Coates System would be more appropriate. Accordingly, CIL and Well to Wire agreed that CIL would research and develop a natural gas fed, 855 cubic inch, 6 cylinder, industrial electric generator engine (the "Coates Generator Engine"). See "License Agreement - Well To Wire Energy, Inc.".

Separately, CIL and WWE also agreed that the Company would research and develop three prototype Coates Generator Engines with the third prototype intended to be the production model. This separate agreement, referred to as the "R&D Agreement", required WWE to pay to CIL a $5,000,000 fee for the research and development of these three prototypes. To date, Well to Wire Energy, Inc. has made aggregate payments of $1,200,000 to CIL for these prototypes, $250,000 of which was paid in calendar 1999; $845,000 of which was paid in fiscal year 2000, and $105,000 was paid during the first quarter in fiscal year 2001. The balance of $3,800,000 is due to be paid by Well to Wire Energy, Inc. 180 days after delivery of the production model. In addition, the balance of the license fee due under the License Agreement in the amount of $4,700,000 would be paid in 16 quarterly payments beginning 180 days after delivery of the third prototype, production model of the Coates Generator Engine to WWE.

CIL has completed the construction and delivery of the first two prototypes while the third prototype, representing the production version of the Coates Generator Engine, has been constructed and is undergoing testing as of the date hereof. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively.

Results of Operations for the Years Ended December 31, 2001 and December 31, 2000

CIL's only current source of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement. During the years ended December 31, 2001 and December 31, 2000 the Company received $105,000 and $845,000 respectively in payments from Well to Wire Energy, Inc. pursuant to the R&D Agreement which amounts constituted the only revenues recorded by the Company. No further payments are scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. As of the date of this filing, CIL has completed the construction of its third prototype Coates Generator Engine, the production prototype, pursuant to its agreements with Well to Wire Energy, Inc. This prototype is currently being tested. Until CIL is able to manufacture and assemble the Coates Generator Engines pursuant to sales orders or until CIL receives payments for the sale of further license and sublicensing rights, CIL's sole source of revenue will be these Well to Wire Energy, Inc. payments.

Total operating expenses for the year ended December 31, 2001 were $1,056,575 compared to $842,337 for 2000, representing an increase of approximately 13%. The increase was primarily due to increased legal expenses in connection with CIL's prosecution of certain legal claims and increased patent maintenance expenses, the majority of which were recorded in the third quarter. In addition, research and development costs increased by approximately 12% from $389,128 in 2000 to $461,157 in 2001, as a result of more development work done in connection with the WWE prototype program.

The relative lack of revenues coupled with the increase of operating expenses resulted in a loss from operations of $951,575 for the year. During the preceding year the Company had recorded a small operating profit of $2,663, primarily owing to the higher revenues received in 2000. Other non-operating expenses for the twelve months ended December 31, 2001, almost entirely made up of interest expense, amounted to $132,869 and remained relatively constant when compared to the $131,434 for the prior year. The net results for the year was a loss of $1,086,633 or $.02 per share, as compared to a net loss of $144,716 for 2000.

Liquidity and Capital Resources

Since its inception, all of the development costs and operating expenses of CIL have primarily been financed through the cash generated through the sale of stock, through capital contributions made by George J. Coates' son, Gregory Coates, and through several payments for prototype and license fees made by two entities, Millwest Corporation and Well to Wire Energy, Inc. During 2001, the Company privately placed an aggregate 67,100 Common Shares with 25 accredited investors against the receipt of subscription funds of $1,356,000 in cash after deduction of placement expenses.

These additions to cash and equity resulted in a significantly improved cash balance and a small positive working capital position at December 31, 2001, and permitted, during the fourth quarter, the repayment of certain loans and payment of accrued interest, totaling approximately $190,000.

The Company has completed the construction of the last of three prototype engines, the production model Coates Generator Engine in connection with the Company's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Following the testing and delivery of the Coates Generator Engine, CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery of the third prototype Coates Generator Engine to WWE. Pursuant to its R&D Agreement with WWE, the balance of the $5,000,000 fee due CIL, currently $3,800,000, is payable also upon the delivery of the third prototype to Well to Wire Energy, Inc., in a lump sum.

The outstanding principal balance of the mortgage encumbering the Company's business premises in Wall, New Jersey, was $892,507 at December 31, 2001. Interest accrues on the mortgage principal balance at the per annum rate of 15.99%. The mortgage debt payments, amortized over a 20-year period, are paid in equal monthly installments of principal and interest in the amount of $12,521, with the outstanding principal balance and accrued interest due on April 1, 2004, as a balloon payment. Company management expects to either refinance this loan or retire the debt completely out of revenues prior to its due date. In the event the Company is unable to refinance this mortgage or retire the debt prior to its due date, such failure would have a material adverse effect upon CIL's operations and financial condition.

At December 30, 2001, current assets exceeded current liabilities by $43,192. Current liabilities are primarily composed of approximately $700,000 in legal fees due one law firm for its representation of CIL in litigation over the past several years. The law firm has, in prior periods, accepted limited payments from CIL and is expected to continue to do so for the foreseeable future.

The Company expects current liquidity reserves to suffice in financing operations during the upcoming quarters. George J. Coates, if necessary, will continue to advance funds to CIL in order for it to meet its operational cash requirements. If required, management will raise additional operating funds through combination of private or public offerings of its securities.

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

At December 31, 2001 the executive officers and directors of CIL were as follows:

Name Position Term(s) of Office

----------------------- ------------------------ -----------------------

George J. Coates, age 60 President, Treasurer, Chief Executive

Officer, Chief Financial Officer and

Director From Inception to

present

Richard W. Evans, age 69 Secretary and Director May, 1996 until present

Michael J. Suchar, age 47 Director May, 1996 until present

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

Seven and one-half years ago, the SEC commenced proceedings against Mr. Coates and CIL in the United States District Court, Southern District of New York which, in August, 2001, was settled and the case dismissed. The SEC brought a civil action against CIL, Mr. George Coates and related parties for alleged breaches of federal securities laws in connection with certain private placements that occurred in the early 1990's. Initially, the Court froze the assets of CIL and George J. Coates, appointing a special master to manage CIL's business affairs. Thereafter, CIL and George J. Coates negotiated a settlement with the SEC and a consent judgment was signed by CIL and Mr. Coates. The principal settlement provisions of this final consent judgment required: Mr. Coates to transfer ownership of CIL's Wall Township business premises to CIL; permitted Mr. Coates to retain title to the Coates Patents as long as he reimbursed the Company for the costs associated therewith, and; CIL's commitment to undertake a registered rescission offer to certain private placement investors. George J. Coates agreed to use up to approximately $800,000 of his own funds first to buy back CIL stock from those investors who chose rescission, with any required further rescission funds necessary to complete the rescission offer to be paid by CIL. The rescission offer was completed in 1997 with only 32 of the 328 private placement investors electing to rescind their investment. The 32 rescinding investors received $1,270,000 of rescission funds out of approximately $6,500,000 invested by these investors. Following the rescission, the Court dismissed the special master and the Company continued under the control of Mr. Coates. In concluding this proceeding, Mr. Coates was assessed a fine of $40,000 by the Court based upon its findings of four violations of federal securities disclosure laws in connection with the private placements. Specifically, the Court found that the private placement offering documents used by Mr. Coates at the time misrepresented that (1) the Coates systems engine surpassed the emissions standards imposed by the EPA; (2) the Company had a substantial number of firm orders for engines equipped with the Coates System when the orders were found to be provisional; (3) the Company owned the patents to the Coates System when, at the time, they were owned by Mr. Coates, and; (4) the offering documents omitted disclosing Harley Davidson's discontinuance of testing the Coates prototype engines due to Harley's claims of malfunction.

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

ITEM 10. EXECUTIVE COMPENSATION.

None of CIL's executive officers has an employment contract with CIL. With respect to each of calendar years 1999, 2000, and 2001, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, CIL's Chief Executive Officer, while compensation was as follows:

SUMMARY COMPENSATION TABLE

Annual Compensation Year ended Name December 31 Salary

Name Position Year Salary

------- --------- ----- -------------

George J. Coates President, Chief Executive

Officer and Chief Financial

Officer 2001 $183,549

2000 $183,548

1999 $183,548

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth as of December 31, 2001 the ownership of CIL Common Stock by (i) each person known by CIL to be beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.

Title Name and Address of Amount and Nature of Percent

of Class Beneficial Owner Beneficial Ownership of Class

---------- -------------------------- ------------------------------- -----------

Common Stock George J. Coates* 51,887,440 shares(1) 78.42%

Gregory Coates* 3,530,630 shares 5.4%

Richard W. Evans* 165,000 shares .0025%

Michael J. Suchar* 60,000 shares(2) .001%

All directors and

executive officers

as a Group (3 persons) 52,112,440 shares 78.76%

*c/o CIL, Highway #34 & Ridgewood Road, Wall Township, New Jersey 07719

(1) Includes 489,240 shares owned by Mr. Coates- spouse, Bernadette Coates, beneficial ownership of which is disclaimed by George J. Coates.

(2) Includes 5,000 shares owned by Mr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIL paid $12,150 and $39,000 respectively, during fiscal years 2001 and

2000 to Coates Precision Engineering, Inc., a company owned by George J. Coates, for services rendered to CIL in connection with CIL's research and development of the

Coates Generator Engine. During fiscal year 2001, George J. Coates made loans to CIL at various times to assist in financing CIL's operations, which aggregate outstanding amount at December 31, 2001 was $8,400. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon

CIL's available cash. It is the intention of Mr. George J. Coates to assist the Company with its cash requirements in the form of loans as needed in the future even though Mr.

Coates is not legally obligated to do so.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(a) Index To Exhibits

Exhibit No. Description of Exhibit

3.1* CIL's Restated Certificate of Incorporation

3.1(i)+ Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on May 22, 2000.

3.1(ii)+ Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on August 31, 2001.

3.2* CIL's By-Laws

4.1* Form of Certificate for CIL's Series A Non-Cumulative Convertible Preferred

Stock

10.1* Deed dated February 21, 1995 transferring title to CIL's Principal Facility at Route 34

10.2* Assumption and Indemnification Agreement dated February 21, 1995 between the partnership and CIL.

10.3* License Agreement dated December 22, 1997 between George J. Coates and CIL. George J. Coates and CIL and First and Second Amendments thereto dated July 17, 1995.

10.4* Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and CIL.

10.5* License Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment thereto dated July 17, 1995.

10.6+ License Agreement, Dated September 29, 1999, with Well to Wire Energy, Inc.

10.7+ Amendment No. 1 to License Agreement, Dated April 6, 2000.

10.8+ Amendment No. 2 to License Agreement, Dated July 21, 2000.

10.9+ License Agreement, dated April 19, 1996, by and between the Company and Nicholson McLaren Engines, Ltd.

_____________________________________________________________________________

*These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2001, from the Company's Registration Statement filed on Form S-1 with the

Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

 +These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2001 from the Company's Registration Statement filed on Form 10-SB12G and amendments thereto with the Securities and Exchange Commission, File No. 000-33155.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB for the fiscal year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 22, 2002 COATES INTERNATIONAL LTD.

/s/ George J. Coates _______

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

SIGNATURE TITLE DATE

----------------- --------- ---------

_/s/ George J. Coates

George J. Coates Director, Chief March 22, 2002

Executive Officer,

President, and

Chief Financial Officer

_/s/ Richard W. Evans___

Richard W. Evans Director March 22, 2002

_/ Michael J. Suchar_____

Michael J. Suchar Director March 22, 2002

Coates International, Ltd.

Financial Statements

December 31, 2001 and 2000

Coates International, Ltd.

Index to the Financial Statements

December 31, 2001 and 2000

Page

Independent Auditors' Report 1

Financial Statements

Balance Sheet 2

Statements of Operations 3

Statement of Stockholders' Equity 4

Statements of Cash Flows 6-7

Notes to the Financial Statements 8-12

Independent Auditors' Report

To the Board of Directors and Shareholders of

Coates International, Ltd.

We have audited the balance sheet of Coates International, Ltd. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2001 and the results of their operations, and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

February 11, 2002

Coates International, Ltd.

Balance Sheet

December 31, 2001

Assets
Current Assets
Cash	$ 714,329
Inventory	198,830
Deferred offering costs	29,870
Prepaid insurance	7,002

Total Current Assets	950,031

Property, Plant and Equipment	1,605,286

Other Assets
Mortgage loan costs, net of accumulated amortization of $35,673	29,187
Deposit	2,500

Total Assets	$ 2,587,004

Liabilities and Stockholders' Equity

Current Liabilities
Current portion of mortgage payable	$ 10,435
Accounts payable	16,466
Accrued expenses	859,332
Accrued interest payable	12,206
Due to officer	8,400
Total Current Liabilities	906,839

License deposit	300,000
Mortgage payable, net of current portion	882,072

Total Liabilities	2,088,911

Contingencies	-

Stockholders' Equity
Preferred stock, Series A .001 par value 14,000,000 shares authorized - no shares issued	-
Common stock, .00001 par value, 1,000,000,000 shares authorized - 66,165,010 shares issued and outstanding	661
Additional paid-in capital	12,596,231
Accumulated deficit	(12,098,799)

Total Stockholders' Equity	498,093

Total Liabilities and Stockholders' Equity	$ 2,587,004

Coates International, Ltd.

Statements of Operations

Year Ended December 31,

2001 2000

As Restated

Revenue	$ 105,000	$ 845,000

Operating Expenses:
Research and development costs	461,157	389,128
Research and development costs - related party	12,150	39,000
General and administrative expenses	530,539	367,967
Depreciation	39,757	33,270
Amortization	12,972	12,972

Total Operating Expenses	1,056,575	842,337

(Loss) Income From Operations	(951,575)	2,663

Other Income (Expense):
Miscellaneous income	-	15,000
Interest income	14,713	3,114
Interest expense	(147,582)	(149,548)

Total Other (Expense)	(132,869)	(131,434)

Loss Before Income Taxes	(1,084,444)	(128,771)

(Provision) for Income Taxes	(2,189)	(15,945)

Net (Loss)	$ (1,086,633)	$ (144,716)

(Loss) Per Share	$ (0.02)	$ (0.00)

Weighted Average Number of Shares	66,114,525	66,078,329

Coates International Ltd.

Statement of Stockholders- Equity
| Common Stock | Series A Preferred Stock |
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balance - December 31, 1999	-	$ -	6,604,211	$ 6,605	11,084,289

Sale of treasury stock	-	-	-	-	39,998

Issuance of stock	-	-	4,800	4	109,996

Exchange of series A preferred stock for common stock	66,097,910	6,609	(6,609,011)	(6,609)	-

Net loss for the year	-	-	-	-	-

Balance - December 31, 2000,as restated	66,097,910	6,609	-	-	11,234,283

Issuance of stock	67,100	7	-	-	1,355,993

Effect of change in par value from $0.0001 to $0.00001	-	(5,955)	-	-	5,955

Net loss for the year	-	-	-	-	-

Balance - December 31, 2001	66,165,010	$ 6 61	-	$ -	$12,596,231

Coates International Ltd.

Statement of Stockholders- Equity - Cont'd.
Total Retained Stockholder's Treasury Stock Earnings Equity
	Shares	Amount	(Deficit)	(Deficit)

Balance - December 31, 1999	(2000)	$ (2)	$ (10,867,450)	$ 223,442

Sale of treasury stock	2000	2	-	40,000

Issuance of stock	-	-	-	110,000

Exchange of series A preferred stock for common stock	-	-	-	-

Net loss for the year	-	-	(144,716)	(144,716)

Balance - December 31, 2000, as restated	-	-	(11,012,166)	228,726

Issuance of stock	-	-	-	1,356,000

Effect of change in par value from $0.0001 to $0.00001	-	-	-	-

Net loss for the year	-	-	(1,086,633)	(1,086,633)

Balance-December 31, 2001	-	$ -	$ (12,098,799)	$ 498,093

Coates International, Ltd.

Statements of Cash Flows

Year Ended December 31,

2001 2000

As Restated

Cash Flows From Operating Activities
Net (Loss)	(1,086,633)	(144,716)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) in
Operating Activities
Depreciation	39,757	33,270
Amortization	12,972	12,972
Deferred taxes	-	251,000
Changes in Assets and Liabilities
(Increase) Decrease in
Inventory	6,527	(205,357)
Prepaid insurance	(570)	457
Deferred offering costs	(29,870)	-
Due to/from affiliated companies	-	79,061
Increase (Decrease) in
Accounts payable and accrued expenses	138,992	(157,599)
Accrued interest payable	5,815	(101)
Total Adjustments	173,623	13,703
Net Cash (Used) in Operating Activities	(913,010)	(131,013)

Cash Flows from Investing Activities
Payments for property and equipment	(19,151)	(74,000)
Net Cash (Used) in Investing Activities	(19,151)	(74,000)

Cash Flows From Financing Activities
Repayment of mortgage payable	-	(3,060)
Proceeds from sale of treasury stock	-	40,000
Proceeds from issuance of stock	1,356,000	110,000
Proceeds from note payable	-	75,000
Repayment of note payable	(58,731)	(16,269)
Proceeds from officer advances	99,600	-
Repayments of officer advances	(91,200)	-
Loans from stockholder	-	(16,000)
Net Cash Provided by Financing Activities	1,305,669	189,671

Net Increase (Decrease) in Cash	373,508	(15,342)
Cash - Beginning of Periods	340,821	356,163
Cash - End of Periods	$ 714,329	$ 340,821

Coates International, Ltd.

Statements of Cash Flows

Year Ended December 31,

2001 2000

As Restated

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest paid	$ 147,582	$ 149,648
Income taxes paid	$ 2,189	$ 200

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

Inventory

Inventory consisting of work in process is valued at the lower of cost (determined on a first in, first out basis) or market.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful life of the assets: 40 years for building and building improvements, 5 to 7 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expenses as incurred.

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

Revenue Recognition

The Company has not generated revenue from the sales of engines. Revenue from the granting of sub-licenses is recognized when earned, generally commencing upon its utilization by the licensee over the period of time that the sub-license has been granted (i.e. upon expiration of the Company's patent protection period which expires at the earliest in 2007), using the straight-line method. Revenue from research and development activities is recognized when earned provided that financial risk has been transferred from the Company to its customer. Revenue recognized in 2001 and 2000 is derived solely from research and development activities.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $ 42,191 and $ 12,358 for the years ended December 31, 2001 and 2000, respectively.

Research and Development

Reasearch and development costs are charged to operations as incurred.

Income Taxes

In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been mostly offset by a valuation allowance against the related deferred tax asset.

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

Coates International, Ltd.

Notes to the Financial Statements

CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Company's accounts may, at times, exceed the federally insured limits.

The Company entered into a license agreement with a Canadian corporation, whereby the Company is granting an exclusive license for the use of the Coates Engine in connection with the conversion of natural gas to electricity in Canada. The licensing fee is $5,000,000 and the Company also receives a royalty equal to 5% of the gross profit which is derived from all sources. The Company also retains the exclusive right to manufacturing both the engine and generator components for sale to the Canadian corporation. The revenues generated for years ended December 31, 2001 and 2000 are entirely attributable to the Canadian corporation. The loss of this customer would have a material adverse effect on the Company's business and operations.

Development of the Coates System technology was initiated by GJC, CIL's founder, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven U. S. patents as well as a number of foreign patents were issued to GJC with respect to the Coates System. Since the inception of CIL in 1988, all aspects of the business have been completely dependent upon the activities of GJC, who does not have an employment contract with CIL. The loss of GJC's availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations.

CONTINGENCIES

The Company has entered into a research and development agreement with Well to Wire, Inc. (the "R&D Agreement"). The R&D Agreement requires the payment of $5,000,000 to the Company for research, development and delivery of three prototype Coates Generator Engines which revenue will be recognized by the Company as received since the financial risk has been transferred from the Company to its customer. Pursuant to the terms of the R&D Agreement, the Company only has the right to receive the present outstanding balance of $3,800,000 due thereunder upon testing and delivery of the last of three prototype engines. Further, the Company has no obligation to repay any of the $1,200,000 of payments previously received under this agreement regardless to the outcome of its research and development activities. The performance period during which the Company is required to conduct such activities has been extended from time to time by mutual agreement.

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

Coates International, Ltd.

Notes to the Financial Statements

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2000:
Land	$ 920,550
Building	579,450
Building improvements	207,571
Machinery and equipment	338,305
Furniture and fixtures	39,295
2,085,171
Less: Accumulated depreciation	479,885

Total	$ 1,605,286

Depreciation expense amounted to $ 39,757 and $ 33,270 for the years ended December 31, 2001 and 2000, respectively.

ACCRUED EXENSES

Accrued expenses at December 31, 2001 is comprised of the following:
Legal Fees	$ 710,547
Accounting Fees	25,000
Patent Legal Fees	14,770
Audit Fees - prior auditors (1995 and 1996)	31,975
Audit Fees - prior auditors (1997)	77,040
$ 859,332

DUE TO OFFICER

Due to officer at December 31, 2001 represents loans from "GJC" which bear no interest and are due upon demand.

MORTGAGE PAYABLE

Interest at 15.99% per annum due in equal monthly installments of $12,521 including interest, due on April 1, 2004 secured by land and building with a net book value of $1,538,993.
Mortgage payable	$ 892,507
Less current maturities	10,435
Mortgage payable, net of current maturities	$ 882,072

Total maturities of mortgage payable are as follows:
Year Ending December 31,
2002	$ 10,435
2003	12,232
2004	869,840
$ 892,507

Coates International, Ltd.

Notes to the Financial Statements

CAPITAL STOCK

During the year, the Company increased its authorized shares of common stock from two hundred million to one billion and changed the par value per common share from $.0001 to $.00001.

INCOME TAXES

Year Ended December 31,

The income tax provision is comprised of the following: 2001 2000

State current provision	$ 2,189	$ 15,945

The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2001 :
Total deferred tax assets	$ 2,882,120
Less valuation allowance	(2,882,120)
Net deferred tax assets	$ -

The differences between income tax provisions in the financial statements and the tax benefit computed at the U. S. Federal statutory rate of 34% at December 31, 2001 are as follows:
Tax benefit	(34)%
Valuation allowance	34%
Effective tax rate	-%

At December 31, - 2001 , the company has available approximately $11,018,000 of net operating losses and carryforward which may be used to reduce future federal taxable income and expire between December 31, 2008 and 2021.

At December 31, 2001 the Company has available approximately $1,823,000 of net operating losses to carryforward which may be used to reduce the future state taxable income and expire between December 31, 2005 and 2008.

RELATED PARTY TRANSACTIONS

The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 2001 and 2000, the Company paid $12,150 and $39,000, respectively, for these services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Accounts Payable and Accrued Expenses

The carrying amount approximates fair value because of the short maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Coates International, Ltd.

Notes to the Financial Statements

SUBSEQUENT EVENT

Subsequent to December 31, 2001, the Company has raised an aggregate $172,500 in cash from the sale of 7,100 common shares.

RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements for the year ended December 31, 2000. The restated financial results reflects corrections of errors in the accounting procedures related to revenue recognition and equity transactions. The nature of these errors was a misclassification of a license deposit as revenue and bookkeeping omissions of certain equity transactions. The impact of the adjustments on the Company's financial results as originally reported is summarized below:

Year Ended December 31,

As Reported 2000

Retained earnings (deficit)	$ (10,688,006)	$ (11,012,166)
Revenue	845,000	845,000
Net (loss)	(122,211)	(144,716)
(Loss) per share	(0.002)	0.00