Form 10QSB
period 2002-03-31
COATES INTERNATIONAL LTD \DE\
filed 2002-05-15
CIK 948426

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange

Act of 1934

For Quarter Ended March 31, 2002

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

Yes [X] No [ ]

As of March 31, 2002, there were 264,704,440 shares of the Registrant's common stock issued and outstanding.

Coates International, Ltd.

Index to Form 10-QSB For the Quarter Ended

March 31, 2002

Page

Part I

Independent Accountants' Report 1

Financial Statements

Condensed Balance Sheet 2

Condensed Statements of Operations 3

Condensed Statements of Cash Flows 4

Notes to the Condensed Financial Statements 5

Management's Discussion and Analysis of Financial

Condition and Results of Operations 6

Part II - Other Information10

To the Stockholders and Board of Directors of

Coates International, Ltd.

We have reviewed the accompanying balance sheet of Coates International, Ltd. as of March 31, 2002, and the related statements of operations and statements of cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/Rosenberg Rich Baker Berman & Company

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

April 30, 2002

Coates International, Ltd.

Condensed Balance Sheet

March 31, 2002

(Unaudited)
Assets
Current Assets
Cash	$	$ 1,130,264
Inventory		230,163
Deferred offering costs		44,870
Total Current Assets		1,405,297
Property, Plant and Equipment - Net of accumulated depreciation of $449,835		1,607,322
Other Assets
Mortgage loan costs, net of accumulated amortization of $25,947		25,944
Deposits		2,500
Total Assets		3,041,063
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of mortgage payable		4,770
Due to officer		8,400
Accounts payable and accrued expenses		922,801
Accrued interest payable		12,177
License deposits		825,000
Total Current Liabilities		1,773,148
Mortgage payable, net of current portion		879,589
Stockholders' Equity
Common stock, $.0000025 par value, 1,000,000,000 shares authorized, 264,704,440 shares issued and outstanding		661
Additional paid-in capital		12,858,731
Retained earnings (deficit)		(12,471,066)
Total Stockholders' Equity		388,326
Total Liabilities and Stockholders' Equity		$3,041,063

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Operations

	Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
		(As Restated)
Revenue	$-	$105,000
Operating Expenses:
Research and development costs	105,814	106,545
General and administrative expenses	213,084	68,009
Depreciation and amortization expense	13,007	12,950
Total Operating Expenses	331,905	187,504
Income (Loss) From Operations	(331,905)	(82,504)
Other Income (Expense):
Interest income	1,545	822
Interest expense	(41,908)	(35,669)
Total Other Income (Expense)	(40,363)	(34,847)
Net (Loss) Before Income Taxes	(372,268)	(117,351)
Provision for Income Taxes	-	-
Net (Loss)	$(372,268)	$(117,351)
Income (Loss) Per Share	$(0.00)	$0.00
Weighted Average Number of Common Shares Outstanding	264,478,592	264,391,640

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities	$173,377	$(171,981)
Cash Flow From Investing Activities	(11,800)	-
Cash Flow From Financing Activities
Proceeds from issuance of stock	262,500	-
Repayment of note payable	-	(19,137)
Repayment of mortgage payable	(8,142)	(1,898)
Net Cash Provided by (Used in) Financing Activities	254,358	(21,035)
Net Increase (Decrease) in Cash	415,935	(193,016)
Cash - Beginning of Periods	714,329	340,821
Cash - End of Periods	$1,130,264	$147,805

See notes to the condensed financial statements.

Coates International, Ltd.

Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements for three months ended March 31, 2001. The restated financial results reflect errors in its accounting procedures related to revenue recognition. The impact of these adjustments on the Company's financial results as originally reported is summarized below:
	Three Months Ended March 31, 2001
	As Reported	As Restated
Retained earnings (deficit)	$(10,567,856)	$(11,129,517)
Revenue	342,500	105,000
Net income (loss)	120,149	(117,351)
Income (loss) per share	0.00	0.00

SUBSEQUENT EVENT

Subsequent to March 31, 2002, the Company has raised an aggregate of $1,310,000 in cash from the private placement of 65,500 common shares.

On April 23, 2002, the Board of Directors authorized a 4-for-1 stock split, thereby increasing the number of common shares issued and outstanding on that date to 264,975,240 and decreasing the par value of each share to $0.0000025. All references in the accompanying condensed financial statements to the number of common shares and per share amounts for March 31, 2002 and 2001 have been restated to reflect the stock split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on Well to Wire Energy, Inc.as the Company's principal licensee and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

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

CIL has completed the development of a spherical rotary valve SRV Engine (the "Coates SRV Engine"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. With respect to the Coates SRV Engine, seven applicable United States patents (the "Coates Patents") have been issued to George J. Coates. CIL holds an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sub-licenses with respect to products based on the Coates Patents, within all of the countries, their territories and possessions, comprising North America, South America and Central America (the "License Areas"). Agreements between George J. Coates, Gregory Coates, and CIL also contain certain non-compete clauses and rights relative to royalties received from Nicholson McLaren or from Noble Motor Sport.

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

Pursuant to further negotiations, CIL and WWE agreed that WWE would pay to CIL a $5,000,000 fee to research and develop a production model of the Coates Generator Engine. As part of the understanding between CIL and WWE under the R&D Agreement, CIL would develop a total of three prototype engines meeting these new specifications: two testing prototypes and one production model prototype. To date, Well to Wire Energy, Inc. has made aggregate payments of $1,200,000 to CIL for these prototypes, $250,000 of which was paid in calendar 1999; $845,000 of which was paid in fiscal year 2000, and $105,000 was paid during the first quarter in fiscal year 2001. The balance of $3,800,000 is due to be paid by from Well to Wire Energy, Inc. 180 days after delivery of the production model

CIL has completed the construction and delivery of the first two prototypes and is working on the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively.

Preliminary Agreements with 1107 N.W. Central Avenue, Inc. and Gary Sommer

In March 2002, CIL and George J. Coates arrived at a preliminary understanding with 1107 N.W. Central Avenue, Inc. and Gary Sommer (together hereinafter referred to as "1107") that culminated in drafts for two re-license agreements which will, subject to completion, convey to 1107 exclusive rights to market non-exclusive end-user licenses for Coates CSRV engine technology in certain markets and relative to certain applications, subject to payment by 1107 of non-refundable deposit payments against total license fees aggregating $50,000,000. The agreements also would call for on-going royalty payments accruing to CIL on future manufacturing under the end-user licenses of combustion engines incorporating the Coates CSRV engine technology. If 1107, for any reason, was unable to complete the transactions within a specified time period, any deposits paid would be converted into common stock of CIL at rates between $20 and $25 per share, pre-split with respect to the planned four-to-one stock split.

Pursuant to the understanding, 1107 has paid to CIL the sum of $500,000 as a non-refundable deposit. Such deposit has been recognized in the March 31, 2002, balance sheet as a current liability, will, however, be reclassified as income or equity, depending on the final outcome of the above transactions, after the re-license agreements have been finalized.

Agreement with McLean, England and Associates, LLC

During the first quarter CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean) which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, a portion of which amounting to $25,000 was received during the first quarter and has been recognized in the balance sheet at March 31, 2002, as a current liability, to be re-classified in the subsequent period as income.

Results of Operations for the Quarters Ended March 31, 2002 and 2001

CIL's current source of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and anticipated to be made under the agreements with 1107 and McLean. During the quarter ended March 31, 2002 the Company received $525,000 in payments from 1107 and McLean, however, due to the fact that the underlying agreements had not been finalized at the end of the period, all such payments were not recognized as income but classified as a current liability. By comparison, during the firs quarter a year ago, the Company had received $105,000 in license payments from Well to Wire Energy, Inc. pursuant to the R&D Agreement, which amounts were recorded by the Company as revenues. Further payments are not scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine which is expected to occur during the second quarter in 2002. As of the date of this filing, CIL has completed the construction of this third prototype Coates Generator Engine. This prototype is currently undergoing testing.

Total operating expenses for the quarter were $331,905 compared to $187,504 for the first quarter in 2001. The relatively large increase was primarily due to substantially higher general and administrative expenses, predominantly salaries due to increased staffing, and legal professional services expense. Research and development costs were substantially the same in both quarters, totaling $105,814 in 2002 and $106,545 in 2001.

The lack of revenues coupled with the increase of operating expenses resulted in a loss from operations of $331,9055 for the quarter compared to a loss of $82,504 during the same period a year ago. Other non-operating expenses for the three months ended March 31, 2002, amounted to $40,363, almost entirely attributable to interest expense for the mortgage on the Company's headquarters facility. The net results for the quarter was a loss of $372,268 for less than $.01 per share, as compared to a net loss of $117,351 for the first quarter in 2001.

Management expects the license agreements described above to contribute an increasing stream of revenues during the upcoming periods. There cam be no assurance, however, that completion and testing of the various prototype engines can be completed in a satisfactory manner and within the anticipated time frames, and that other contributing factors will not prohibit or delay finalization and consummation of the agreements, in which case revenues in the short run would be limited to certain non-refundable deposit payments.

Liquidity and Capital Resources

During the quarter, the Company, through private placements with accredited investors, sold 44,400 common shares (post-split) for which it received $262,500 in cash. In addition, the Company received $525,000 in non-refundable deposit payments against future license agreements. These cash inflows more than offset losses from operations during the period, and increased the cash position from $714,329 at December 31, 2001, to $1,130,264 at March 31, 2002. Notwithstanding this improved liquidity, working capital showed a deficit of $367,851 at March 31, 2002. This was primarily due to the accounting treatment of the before-mentioned license deposits that were classified as current liabilities, for reasons discussed above. Aside of these deposits, current liabilities are primarily composed of approximately $700,000 legal fees due one law firm for its representation of CIL in litigation over the past several years.

Subsequent to March 31, 2002, the Company has raised an aggregate of $1,310,00 in cash from the private placement of 65,500 common shares, and has received $540,000 from McLean against the license agreement.

The Company has completed the construction of the last of three prototype engines, the production model, natural gas fueled electric power generator engine incorporating the Coates SRV technology (the "Coates Generator Engine") in connection with the Company's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Following the testing and delivery of the Coates Generator Engine, CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery of the third prototype Coates Generator Engine to WWE. Delivery is expected to occur during the second quarter of 2002. Pursuant to its R&D Agreement with WWE, the balance of the $5,000,000 fee due CIL, currently $3,800,000, is payable also upon the delivery of the third prototype to Well to Wire Energy, Inc., in a lump sum.

In addition, the Company expects to receive, during the second quarter, further payments against the license agreement with 1197, such amounts aggregating at a minimum $500,000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 2 CHANGES IN SECURITIES

During the first quarter ended March 31, 2002, the Company issued an aggregate 11,100 Common Shares to 7 accredited investors in private placements and received net subscription proceeds of $262,500, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing shareholders of CIL or had established business relationships with the Company. The certificates representing the CIL shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

Item 3 DEFAULTS ON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2002, the Board of Directors authorized a four (4) for one (1) forward stock split for all issued and outstanding Common Shares held of record as of 5:00 PM Eastern Time on that date, thereby increasing the issued and outstanding shares on that date to 264,975,240 Common Shares.

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (3)(i) - Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

Exhibit (3)(ii) - By-laws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(b) Reports on Form 8-K Form 8-K filed on January 25, 2002 with the Commission in connection with the execution and delivery of a Letter of Intent, dated January 17, 2002, by and between the Company and Castle Securities Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: May 15, 2002

/s/ George J. Coates________________________

George J. Coates, President

Chief Executive Officer and

Chief Financial Office