Form 10QSB
period 2002-06-30
COATES INTERNATIONAL LTD \DE\
filed 2002-08-14
CIK 948426

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange

Act of 1934

For Quarter Ended June 30, 2002

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

Yes [X] No [ ]

As of June 30, 2002, there were 265,049,240 shares of the Registrant's common stock were issued and outstanding.

COATES INTERNATIONAL, LTD

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited) 1

Consolidated Balance Sheet

- June 30, 2002 2

Consolidated Statements of Operations

- Six months ended June 30, 2002 and 2001 3

Consolidated Statements of Cash Flows

- Six months ended June 30, 2002 and 2001 4

Notes to Consolidated Financial Statements 5

Item 2 Management's Discussion and Analysis of Financial Condition

and Results of Operations 6-10

PART II - OTHER INFORMATION 11

SIGNATURES 12

Coates International, Ltd.

Financial Statements

June 30, 2002

Coates International, Ltd.

Index to the Financial Statements

June 30, 2002

Page

Financial Statements

Condensed Balance Sheet 1

Condensed Statements of Operations 2

Condensed Statements of Cash Flows 3

Notes to the Condensed Financial Statements 4

Coates International, Ltd.

Condensed Balance Sheet

June 30, 2002

(Unaudited)

Assets
Current Assets
Cash	$2,106,277
Inventory	230,163
Deferred offering costs	44,870
Total Current Assets	2,381,310
Property, Plant and Equipment - Net of accumulated depreciation of $494,855	1,610,737
Other Assets
Mortgage loan costs, net of accumulated amortization of $42,159	22,701
Deposits	2,500
Total Assets	4,017,248
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Current portion of mortgage payable	4,770
Accounts payable and accrued expenses	890,772
Due to officer	8,400
Total Current Liabilities	903,942

License deposits	1,440,000
Mortgage payable, net of current portion	877,387
Total Liabilities	3,221,329
Stockholders' Equity (Deficit)
Common stock, $.0000025 par value, 1,000,000,000 shares authorized,265,049,240 shares issued and outstanding	661
Additional paid-in capital	14,572,731
Retained earnings (deficit)	(13,777,473)
Total Stockholders' Equity (Deficit)	795,919
Total Liabilities and Stockholders' Equity (Deficit)	$4,017,248

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited	(Unaudited)
		(As Restated)		(As Restated)
Revenue	$-	$-	$-	$105,000
Operating Expenses:
Research and development costs	121,256	116,337	227,070	222,882
General and administrative expenses	1,155,322	127,638	1,368,406	195,647
Depreciation and amortization expense	13,949	12,940	26,956	25,890
Total Operating Expenses	1,290,527	256,915	1,622,432	444,419
Income (Loss) From Operations	(1,290,527)	(256,915)	(1,622,432)	(339,419)
Other Income (Expense):
Interest income	4,505	71	6,050	893
Interest expense	(23,185)	(39,344)	(65,093)	(75,013)
Gain on sale of equipment	2,800	-	2,800	-
Total Other Income (Expense)	(15,880)	(39,273)	(56,243)	(74,120)

Net Income (Loss) Before Benefit From Income Taxes	(1,306,407)	(296,188)	(1,678,675)	(413,539)

Benefit From Income Taxes	-	-	-	-
Net Income (Loss)	$(1,306,407)	(296,188)	$(1,678,675)	$(413,539)
(Loss) Per Share	$0.00	0.00	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding	264,850,996	264,391,640	264,850,996	264,391,640

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities	$(114,309)	$(359,705)
Cash Flow From Investing Activities	(25,893)	-
Cash Flow From Financing Activities
Proceeds from issuance of common stock	1,542,500	-
Proceeds from officers loan	-	84,700
Repayment of note payable	-	(38,478)
Repayment of mortgage payable	(10,350)	(3,081)
Net Cash Provided by Financing Activities	1,532,150	43,141
Net Increase (Decrease) in Cash	1,391,948	(316,564)
Cash Beginning of Periods	714,329	340,821
Cash - End of Periods	$2,106,277	$24,257

See notes to the condensed financial statements.

Coates International, Ltd.

Notes to the Condensed Financial Statements

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements for the six months ended June 30, 2001. The restated financial results reflect errors in its accounting procedures related to revenue recognition. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

	Six Months Ended June 30, 2001
	As Reported	As Restated
Retained earnings (deficit)	$(10,626,554)	$(11,425,705)
Revenue	580,000	105,000
Net income (loss)	61,461	(413,539)
Income (loss) per share	0.00	0.00

NOTE 3 - PATENTS

In April 2002, the Company paid $333,000 and issued 20,700 shares of common stock valued at $414,000 as repayment to various individuals for maintenance and protection of the Company's patents.

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

CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype engine is currently undergoing testing which is expected to be completed in the third quarter 2002.

Preliminary Agreements with 1107 N.W. Central Avenue, Inc. and Gary Sommer

In March 2002, CIL and George J. Coates arrived at a preliminary understanding with 1107 N.W. Central Avenue, Inc. and Gary Sommer (together hereinafter referred to as "1107") that culminated in drafts for two re-license agreements which will, subject to completion, convey to 1107 exclusive rights to market non-exclusive end-user licenses for Coates CSRV engine technology in certain markets and relative to certain applications, subject to payment by 1107 of non-refundable deposit payments against total license fees aggregating $50,000,000. The agreements also would call for on-going royalty payments accruing to CIL on future manufacturing under the end-user licenses of combustion engines incorporating the Coates CSRV engine technology. If 1107, for any reason, was unable to complete the transactions within a specified time period, any deposits paid would be converted into common stock of CIL at the conversion rate of $7.00 per share.

Pursuant to the understanding, 1107 has paid to CIL the sum of $500,000 as a non-refundable deposit. Such deposit has been recognized in the March 31, 2002, balance sheet as a non-current liability, will, however, be reclassified as income or equity, depending on the final outcome of the above transactions, after the re-license agreements have been finalized.

Agreement with McLean, England and Associates, LLC

During the first quarter CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters, respectively. The entire amount of $565,000 has been recognized in the balance sheet at June 30, 2002, as a non-current liability, to be re-classified in subsequent periods as income.

Preliminary Agreement with Dominion International

During the quarter ended June 30, 2002 CIL commenced negotiations with a European-based group, Dominion International ("Dominion") for a license arrangement agreement covering specific uses of the Coates CSRV engine technology in certain applications, within the territory of the United States. During the quarter, Dominion paid CIL a non-refundable deposit of $75,000, to be applied against the license fee and which amount has been recognized in the balance sheet at June 30, 2002, as a non-current liability; to be re-classified as income in future periods after the parties performed in accordance with the terms of the finalized agreement.

Results of Operations for the Three and Six Months Periods Ended June 30, 2002 and 2001

CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and to be made under the agreements with 1107, McLean and Dominion. During the quarter ended June 30, 2002 the Company received $615,000 in payments from McLean and Dominion, however, due to the fact that the underlying agreements had not been finalized at the end of the period, all such payments were not recognized as income but classified as a non-current liability. By comparison, during the first quarter in 2001, the Company had received $105,000 in license payments from Well to Wire Energy, Inc. pursuant to the R&D Agreement, which amounts were recorded by the Company as revenues. Further payments are not scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. CIL has completed the basic construction of this production model and currently expects completion of testing and delivery to occur during the third quarter in 2002.

Total operating expenses for the quarter ended June 30, 2002, were $1,290,527 compared to $256,915 for the second quarter in 2001. The large increase was primarily due to CIL's repayment to a group of shareholders who in the past had financed a portion of the filing and maintenance costs for certain of the patents underlying the Coates CSRV engine technology. Under the licensing arrangements between the Company and the Coates', the Company is responsible to pay such patent costs. Accordingly, CIL made a payment of $747,000 of which $333,000 was paid in cash and $414,000 in form of 20,700 shares of the Company's common stock, valued at the pre-split price of $20 per share. The Company made these payments during the second quarter, and recognized the total amount as operating expense. In addition, the Company incurred certain higher general and administrative expenses, predominantly due to increased staffing, and professional services expense. Research and development costs were substantially the same in both quarters, totaling $121,256 in 2002 and $116,337 in 2001.

The lack of revenues coupled with the increase of operating expenses resulted in a loss from operations of $1,290,527 for the quarter compared to a loss of $256,915 during the same period a year ago. Other non-operating expenses for the three months ended June 30, 2002, amounted to $15,880, attributable to interest expense for the mortgage on the Company's headquarters facility. The net results for the quarter was a loss of $1,306,407 for less than $.01 per share, as compared to a net loss of $296,188 for the second quarter in 2001. The six months results were losses of $1,678,675 or $0.01 per share and $413,539 or a fraction of one cent per share, in2002 and 2001 respectively.

Management expects the license agreements described above to contribute an increasing stream of revenues during the upcoming periods. There can be no assurance, however, that completion and testing of the various prototype engines can be completed in a satisfactory manner and within the anticipated time frames, and that other contributing factors will not prohibit or delay finalization and consummation of the agreements, in which case revenues in the short run would be limited to certain non-refundable deposit payments.

Liquidity and Capital Resources

During the quarter, the Company received subscription proceeds of $1,310,000 in cash from 12 accredited investors for the issuance of 65,500 pre-split, restricted common shares at prices of $20 per share, concluding its private placement. In addition, the Company received $615,000 in non-refundable deposit payments against future license agreements. These cash inflows more than offset losses from operations during the period, and increased cash balances from approximately $1.1 million at March 31, 2002, to approximately $2.1 million at June 30, 2002. Cash has been held in CIL's interest bearing bank accounts. The improved liquidity manifests itself in the working capital position which showed a positive balance of $1,519,262 at June 30, 2002, as compared to a deficit of $367,851 at March 31, 2002. In all practicality, however, available liquidity reserves are significantly higher, considering that even though the before-mentioned license deposits were classified as current liabilities, they are non-refundable. Aside from these deposits, current liabilities are primarily composed of approximately $700,000 legal fees due one law firm for its representation of CIL in litigation over the past several years.

CIL has completed the basic construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with CIL's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Management expects to be able to complete the testing of the production model and delivery to WWE during the third quarter, after which CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with these expectations and that payments will be received as called for in the agreements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 2 CHANGES IN SECURITIES

During the second quarter ended June 30, 2002, the Company issued an aggregate 65,500 Common Shares to 12 accredited investors pursuant to subscription agreements received in connection with its private placement, which concluded in April, 2002, and received subscription proceeds of $1,310,000, for the purchase price of $20 per share. The private placement was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing shareholders of CIL or had established business relationships with the Company. The certificates representing the CIL shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

In addition, the Company issued 2,200 restricted Common Shares to two individuals for services rendered to the Company. As well, the Company issued 20,700 restricted Common Shares to several shareholders in repayment of previous loans for patent maintenance costs and expenses.

Item 3 DEFAULTS ON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2002, the Board of Directors authorized a four (4) for one (1) forward stock split for all issued and outstanding Common Shares held of record as of 5:00 PM Eastern Time on that date, thereby increasing the issued and outstanding shares on that date to 264,975,240 Common Shares.

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (3)(i) Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

Exhibit (3)(ii) By-laws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: August 14, 2002

_/s/ George J. Coates___

George J. Coates, President

Chief Executive Officer and

Chief Financial Office