Form 10QSB
period 2002-09-30
COATES INTERNATIONAL LTD \DE\
filed 2002-11-13
CIK 948426

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange

Act of 1934

For Quarter Ended September 30, 2002

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

COATES INTERNATIONAL, LTD

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Condensed Balance Sheet

- September 30, 2002 1

Condensed Statements of Operations

- Six months ended September 30, 2002 and 2001 2

Condensed Statements of Cash Flows

- Six months ended September 30, 2002 and 2001 3

Notes to Condensed Financial Statements 4

Item 2 Management's Discussion and Analysis of Financial Condition

and Results of Operations 5-9

PART II - OTHER INFORMATION 10

SIGNATURES 11

Coates International, Ltd.

Financial Statements

September 30, 2002

Coates International, Ltd.

Index to the Financial Statements

September 30, 2002

Page

Financial Statements

Condensed Balance Sheet 1

Condensed Statements of Operations 2

Condensed Statements of Cash Flows 3

Notes to the Condensed Financial Statements 4

Coates International, Ltd.

Condensed Balance Sheet

September 30, 2002

(Unaudited)
Assets
Current Assets
Cash	$1,396,890
Inventory	230,163
Deferred offering costs	44,870
Total Current Assets	1,671,923
Property, Plant and Equipment - Net of accumulated depreciation of $505,090	1,600,502
Other Assets
Mortgage loan costs, net of accumulated amortization of $45,402	19,458
Deposits	252,500
Total Assets	3,544,383
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Current portion of mortgage payable	4,770
Accounts payable and accrued expenses	940,671
Due to officer	8,400
Total Current Liabilities	953,841
License deposits	1,440,000
Mortgage payable, net of current portion	871,049
Total Liabilities	3,264,890
Stockholders' Equity (Deficit)
Common stock, $.0000025 par value, 1,000,000,000 shares authorized,265,049,240 shares issued and outstanding	661
Additional paid-in capital	14,572,731
Retained earnings (Deficit)	(14,293,899)
Total Stockholders' Equity (Deficit)	279,493
Total Liabilities and Stockholders' Equity (Deficit)	$3,544,383

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$105,000
Operating Expenses:
Research and development costs	92,374	48,395	319,444	271,277
General and administrative expenses	383,089	219,609	1,751,495	415,256
Depreciation and amortization expense	13,478	12,959	40,434	38,849
Total Operating Expenses	488,941	280,963	2,111,373	725,382
(Loss) Income From Operations	(488,941)	(280,963)	(2,111,373)	(620,382)
Other Income (Expense):
Interest income	3,740	3	9,790	896
Interest expense	(31,225)	(33,356)	(96,318)	(108,369)
Settlement of lawsuit	-	(87,410)	-	(87,410)
Gain on sale of equipment	-	-	2,800	-
Total Other Income (Expense)	(27,485)	(120,763)	(83,728)	(194,883)
Net (Loss) Income Before Benefit From Income Taxes	(516,426)	(401,726)	(2,195,101)	(815,265)
Benefit From Income Taxes	-	-	-	-
Net (Loss) Income	$(516,426)	$(401,726)	$(2,195,101)	$(815,265)
(Loss) Income Per Share	$0.00	$0.00	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding	265,049,240	264,375,772	264,918,529	264,375,772

See notes to the condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
	Nine Months Ended September 30,
	2002	2001
		(Unaudited)
Cash Flows From Operating Activities	$(817,358)	$(559,563)
Cash Flows From Investing Activities	(25,893)	-
Cash Flows From Financing Activities
Repayment of mortgage payable	(16,688)	(4,323)
Proceeds from issuance of stock	1,542,500	265,000
Proceeds from officer loan	-	84,700
Proceeds from stockholder loans	-	18,700
Repayment of note payable	-	(58,731)
Net Cash Provided by Financing Activities	1,525,812	305,346
Net Increase (Decrease) in Cash	682,561	(254,217)
Cash - Beginning of Periods	714,329	340,821
Cash - End of Periods	$1,396,890	$86,604

See notes to the condensed financial statements.

Coates International, Ltd.

Notes to the Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - PATENTS

In April 2002, the Company paid $333,000 and issued 20,700 shares of common stock valued at $414,000 as repayment to various individuals for maintenance and protection of the Company's patents.

NOTE 3 - DEPOSITS

In September of 2002, the Company gave a $250,000 deposit towards the purchase of a parcel of land in Howell Township, New Jersey.

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

CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype engine is currently undergoing testing and is expected to be completed in the fourth quarter 2002.

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

Pursuant to the understanding, 1107 has paid to CIL the sum of $500,000 as a non-refundable deposit. Such deposit (recognized in the September 30, 2002 balance sheet as a non-current liability) will, however, be reclassified as income or equity, depending on the final outcome of the above transactions, after the re-license agreements have been finalized.

Agreement with McLean, England and Associates, LLC

During the first quarter CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters, respectively. The entire amount of $565,000 has been recognized in the balance sheet at September 30, 2002, as a non-current liability, to be re-classified in subsequent periods as income.

Preliminary Agreement with Dominion International

During the quarter ended June 30, 2002 CIL commenced negotiations with a European-based group, Dominion International ("Dominion") for a license arrangement agreement covering specific uses of the Coates CSRV engine technology in certain applications, within the territory of the United States. During the quarter, Dominion paid CIL a non-refundable deposit of $75,000, to be applied against the license fee and which amount has been recognized in the balance sheet at September 30, 2002, as a non-current liability; to be re-classified as income in future periods after the parties performed in accordance with the terms of the finalized agreement.

Results of Operations for the Three and Nine Months Periods Ended September 30, 2002 and 2001

CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and to be made under the agreements with 1107, McLean and Dominion. During the quarter ended June 30, 2002 the Company received $615,000 in payments from McLean and Dominion, however, due to the fact that the underlying agreements had not been finalized at the end of the period, all such payments were not recognized as income but classified as a non-current liability. By comparison, during the first quarter in 2001, the Company had received $105,000 in license payments from Well to Wire Energy, Inc. pursuant to the R&D Agreement, which amounts were recorded by the Company as revenues. Further payments are not scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. CIL has completed the basic construction of this production model and currently expects completion of testing and delivery to occur during the fourth quarter in 2002.

Total operating expenses for the quarter ended September 30, 2002, were $488,941 compared to $280,963 for the third quarter in 2001. For the nine months to date September 30, 2002, total operating expense were $2,111,373 compared to $725,382 for the comparable nine month period September 30, 2001.The large nine month increase was primarily due to CIL's repayment to a group of shareholders who in the past had financed a portion of the filing and maintenance costs for certain of the patents underlying the Coates CSRV engine technology. Under the licensing arrangements between the Company and the Coates', the Company is responsible to pay such patent costs. Accordingly, CIL made a payment of $747,000 of which $333,000 was paid in cash and $414,000 in form of 20,700 shares of the Company's common stock, valued at the pre-split price of $20 per share. The Company made these payments during the second quarter, and recognized the total amount as operating expense. In addition, the Company incurred certain higher general and administrative expenses, predominantly due to increased staffing, and professional services expense. Research and development costs were $92,374 and $48,395 for the quarter ended September 30, 2002 and 2001, respectively and $319,444 and $271,277 for the nine month period September 30, 2002 and 2001, respectively.

The lack of revenues coupled with the increase of operating expenses resulted in a loss from operations of $488,941 for the quarter compared to a loss of $280,963 during the same period a year ago. The nine month losses from operations through September 30, 2002 and 2001 totaled $2,111,373 and $620,382, respectively. Other non-operating expenses for the three months ended September 30, 2002, amounted to $27,485, attributable to interest expense for the mortgage on the Company's headquarters facility. The net results for the quarter was a loss of $516,426 or less than $.01 per share, as compared to a net loss of $401,726 for the third quarter in 2001. The nine months results were losses of $2,195,101 or $0.01 per share and $815,265 or a fraction of one cent per share, in 2002 and 2001 respectively.

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

Liquidity and Capital Resources

During the nine months September 30, 2002, the Company received subscription proceeds of $1,562,500 in cash from 12 accredited investors for the issuance of 76,600 pre-split, restricted common shares at prices of $20 per share, concluding its private placement. In addition, the Company received $615,000 in non-refundable deposit payments against future license agreements. These cash inflows more than offset losses from operations during the period; and increased cash balances from approximately $1.1 million at March 31, 2002 to approximately $2.1 million at September 30, 2002. Cash has been held in CIL's interest bearing bank accounts. The improved liquidity manifests itself in the working capital of CIL which showed a positive balance of $718,082 at September 30, 2002. In all practicality, however, available liquidity reserves are significantly higher, considering that even though the before-mentioned license deposits were classified as non-current liabilities, they are non-refundable. Aside from these deposits, current liabilities are primarily composed of approximately $750,000 legal fees due one law firm for its representation of CIL in litigation over the past several years.

CIL has completed the basic construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with CIL's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Management expects to be able to complete the testing of the production model and delivery to WWE during the fourth quarter, after which CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with these expectations and that payments will be received as called for in the agreements.

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

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (3)(i) Certificate of Incorporation and Amendments thereto as well as other corporate documents required to be filed as exhibits hereto are incorporated herein by reference to these documents filed as exhibits to the Company's current reports and annual reports previously filed with the Commission.

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2002 COATES INTERNATIONAL, LTD.

__/s/ George J. Coates_________

George J. Coates, President

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Coates International, Ltd. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, George J. Coates, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Coates International, Ltd..;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002 COATES INTERNATIONAL, LTD.

By:_/s/ George J. Coates___________

George J. Coates

President, Chief Executive Officer

and Principal Financial Officer