Form 10KSB
period 2002-12-31
COATES INTERNATIONAL LTD \DE\
filed 2003-04-10
CIK 948426

3: SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to______________

COMMISSION FILE NUMBER 33-94884

COATES INTERNATIONAL, LTD.

__________________________________________________________________

(Exact name of small business issuer as specified in its charter)

___DELAWARE________ _______________22-2925432_______________

 (State or other jurisdiction of  incorporation       (IRS Employer incorporation or organization) identification No.)

or organization)

Highway 34 & Ridgewood Road

Wall Township, New Jersey__________ ________07719_________

(Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code (732) 449-7717

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Class: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, $.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. [ ]

Issuer had no revenues for the year ended December 31, 2002.

During the fiscal year ended December 31, 2002, there was no established public trading market for the issuer's Common Stock. On December 31, 2002, there were 265,068,440 shares of Common Stock issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about inquires from potential customers and the Company's attempts to convert these inquiries into sales orders; (ii) "Business Plan," >about the intention of the Company to fund its business plan by borrowings, sale of financial instruments and sale of sub- licenses; (iii) "Results of Operations," about the Company's plans to place on hold its potential transactions concentrating its efforts in the transactions with Well to Wire Energy, a Canadian company and McLean, England & Associates, LLC; (iv) "Liquid and Capital Resources," about the company's plan to raise additional capital; (v) "Liquid and Capital Resources," about the contingent nature of the consummation of any agreements with Well to Wire Energy and McLean England & Associates, LLC.

COATES INTERNATIONAL, LTD.

PART I

COATES INTERNATIONAL LTD.

ITEM 1: DESCRIPTION OF BUSINESS

(a) Business Development

1. Form and Year of Organization

Coates International Ltd. ( "we", "us", "our", "CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates as successor in interest to a Delaware corporation of the same name incorporated in August, 1988.

We have completed the development of a spherical rotary valve system (the "Coates System") for use in piston driven internal combustion engines of all types. Development of the Coates System was initiated by our founder, George J. Coates, in Ireland in the late 1970's. In 1982, Mr. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve system for use in piston driven engines. In 1986, George J. Coates emigrated to the United States where he commenced development of the Mark II version and subsequently, the Mark III version of his spherical rotary valve system. Mr. Coates has also been issued a number of U.S. and foreign patents with respect to various aspects of the Coates System and has patent applications pending in several foreign jurisdictions. See "Patents and Licenses".

We hold an exclusive license from George J. Coates and his son Gregory Coates, to manufacture, sell and grant sublicenses with respect to products based on the Coates Patent, within all of the countries, their territories and possessions, comprising North America, Central America and South America (the "Licensed Areas"). George J. Coates and Gregory Coates have also agreed, as long as CIL remains independent and viable, not to compete with CIL in the manufacture, assembly, use or sale of internal combustion engines utilizing the technology falling within the scope of the Coates Patents in the Licensed Area, or to grant any exclusive or non-exclusive license in the Licensed Areas except through CIL. In addition, George J. Coates and Gregory Coates have executed an agreement granting us the right to retain any monies including royalties received from Nicholson Mclaren or from Noble Motor Sport, manufacturer of Ascari racing cars, for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. "See Patents and Licenses".

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. We have incurred losses from the inception of our predecessor entity in August 1988 through December 31, 2002 of $14,732,591 and at December 31, 2002, had a Stockholders' deficit of $63,199 and a working capital of $551,195.

(b) Business of the Company

Our ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sub-license agreements with engine manufacturers or retrofitters, and upon the manufacture and sale, by CIL, of combustion engines modified with the Coates System in high performance automotive, motorcycle, marine racing engines, and other types of combustion engines. We are actively attempting to market our technology and are in communication with various persons and entities that may be interested in acquiring sub- licenses to use the technology.

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

License Agreement Well to Wire Energy, Inc.

On September 29, 1999, we signed a license agreement with Well to Wire Energy, Inc., an oil and gas company in Canada, to license the exclusive use of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power for the Country of Canada (the "License Agreement"). Following due diligence investigation of the proposed applications for the production of electrical energy and the location of the engines in the natural gas fields or generation sites, it was agreed between us and Well to Wire Energy, Inc. (sometimes referred to as "WWE") that a larger engine modified with the Coates System would be more appropriate. CIL and WWE subsequently agreed that a new and larger prototype engine would be more efficient than the originally conceived 351 cubic inch engine. Accordingly, CIL and Well to Wire agreed that CIL would research and develop a natural gas fed, 855 cubic inch, 6 cylinder, industrial electric generator engine (the "Coates Generator Engine") under the License Agreement. Under the terms of the License Agreement, we are entitled to receive a licensing fee in the amount of $5,000,000 and royalties in amounts equal to 5% of the gross profits (defined as sales less cost of sales, plus $400,000) which WWE derives from all sources which use the Coates Generator Engine in Canada. The term of the License Agreement continues until the expiration of the last to expire patent of the "Patent Rights", including any "Improvement Patents" added later. "Patent Rights" under the License Agreement consist of 7 principal patents issued during the period from July 31, 1990 through November 8, 1994 and cover the main design and function of the Coates spherical rotary valve and its assembly, with each such patent extending for 17 years from its patent application date; "Improvement Patents" currently consist of 3 additional patents issued in February, 1997 (covering valve apparatus for steam turbines), in September, 2001 (covering the exhaust system), with the most recent "Improvement Patent" being issued in October, 2001 (covering the cooling system). This most recently issued Improvement Patent, covering the cooling system for the Coates spherical rotary valve technology, which was issued on October 30, 2001, is valid for 20 years from its application date, extending through September 30, 2020. Accordingly and unless extended by future "Improvement Patents", the current expiration date of the License Agreement with WWE is September 30, 2020.

R&D Agreement Well to Wire Energy, Inc.

Pursuant to further negotiations, CIL and WWE agreed that WWE would pay us a $5,000,000 fee to research and develop a production model of the Coates Generator Engine (this research and development agreement between CIL and WWE is referred to as the "R&D Agreement"). On July 21, 2000, we memorialized the R&D Agreement in the form of a signed invoice, a copy of which is annexed hereto as Exhibit 10.8. The July 21, 2000 invoice served as the new R&D Agreement and as an amendment to the License Agreement by substituting the Coates Generator Engine for the earlier engine specifications.

During1999, Well to Wire Energy, Inc. made two payments to us aggregating $300,000 as deposits under the License Agreement and a payment of $250,000 applied against the $5,000,000 fee due under the R&D Agreement..

As part of our understanding under the R&D Agreement, we agreed to develop a total of three prototype engines meeting these new specifications: two testing prototypes and one production model prototype. To date, including the $250,000 payment made to us in 1999, Well to Wire Energy, Inc. has made aggregate payments of $1,200,000 to us for these prototypes under the R&D Agreement, $250,000 of which was paid in calendar 1999; $845,000 of which was paid in fiscal year 2000, and; $105,000 was paid in fiscal year 2001.

The $5,000,000 research and development fee due us under the R&D Agreement was negotiated as the fee we required in order to research and develop the three prototype Coates Generator Engines for WWE. This negotiated fee was not based upon any reimbursement formula tied to our costs or expenses incurred during the research and development project but represents our negotiated price for the project, without adjustments of any kind. Following their negotiation of the R&D Agreement, CIL and WWE have , from time to time, separately negotiated the timing and amounts of the aggregate $1,200,000 WWE payments made to us against the $5,000,000 fee over the last several years. These prior WWE payments have been made without reference to a specific payment schedule, all as negotiated from time to time between CIL and WWE. Accordingly, we have recognized and will continue to recognize these WWE payments against the $5,000,000 fee due under the R&D Agreement as revenue when received.

We have completed the construction of the first two prototypes and the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. As of the date hereof, the third prototype production model Coates Generator Engine has been completed and is currently undergoing testing.

Upon WWE's payment in full of the $5,000,000 licensing fee, with a current outstanding balance of $4,700,000 due under the License Agreement, and its payment in full of the $5,000,000 research and development fee, with a current outstanding balance of $3,800,000 due under the R&D Agreement, WWE will maintain the exclusive right to use the Coates Generator Engine in Canada. In order to retain its "exclusive" license rights under the License Agreement, WWE is required to purchase no less than 120 Coates Generator Engines per year. Revenue generated under this License Agreement will be booked as earned by us, commencing when we delivers our third prototype engine to WWE and continuing until the expiration of the last patent covered in the patent rights licensed which currently has an expiration date of September 30, 2020. In the event WWE fails to purchase the minimum 120 Coates Generator Engines during any year of the term of the License Agreement, WWE will automatically lose its exclusivity under the License Agreement. In such a case, WWE will retain non-exclusive rights under the License Agreement to continue to use the Coates Generator Engine but we will have the right to enter into additional license or sub-license agreements with other entities intending to utilize the Coates Generator Engine in Canada.

Following the testing and delivery of the third prototype, production model, Coates Generator Engine, we expect to receive the balance our license payment due in the amount of $4,700,000, payable in 16 quarterly payments beginning 180 days after delivery, and the balance due under the R&D Agreement of $3,800,000 from Well to Wire Energy, Inc.

Competition

Company management believes that our Coates Generator Engine, developed over the last three years pursuant to its agreements with Well to Wire Energy, Inc., utilizing the Coates spherical rotary valve, will provide material and substantial enhanced efficiencies in power generation and longevity because of the Coates SRV Engine's replacement of the standard poppet valve and its assortment of moving parts with a single spherical valve. Conjunctively, the patented intake and exhaust ports constructed in this spherical rotary valve as well as the proprietary engineering of the Coates SRV Engine's seals will produce higher fuel economies. Based upon these and other proprietary innovations and enhancements of the Coates spherical rotary valve, we believe that the Coates Generator Engine will outperform all other comparable natural gas fueled electric generator engines currently utilized in the energy conversion market.

Notwithstanding Company management's strong beliefs in the potential superior performance of the Coates Generator Engine, the power generation marketplace is a highly competitive industry currently occupied by companies such as Caterpillar, Inc. which owns MAK, Perkins and FG Wilson, Detroit Diesel Corporation, AB Volvo, Cummins and Marathon, among others. All of these companies are much better capitalized than we are and already occupy segments of the power generation marketplace. In order to successfully penetrate this industry, the Coates Generator Engine will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

Parts and Supplies

To date, Company management has utilized the services of various vendors and manufacturers available throughout the United States to provide all of the parts necessary to assemble the Coates Generator Engine. We expect to continue to purchase all of our raw materials and parts, manufactured to our specifications, from a wide assortment of suppliers. We intend to commence the assembly of the Coates Generator Engines at our facility located in Wall, New Jersey. Thereafter, corresponding to anticipated growth in revenues, we will either acquire or lease additional facilities for assembly and inventory.

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

4,989,576 (Mark I) July 26,1982 February 5,1991

4,953,527 (Mark II) November 14,1998 September 4,1990

4,989,558 (Mark II) September 14,1998 February 5, 1991

4,944,261 (Mark IIB) October 16,1989 July 31,1990

4,976,232 (Valve Seal) December 6,1989 December 11,1990

5,109,814 (Spherical Valve) May 10,1991 May 5,1992

5,361,739 (Mark III) May 12,1993 November 8,1994

5,048,979 (Self-Adjusting

Bearing Assembly) June 13, 1990 September 17, 1991

5,601,405 (Valve Apparatus

for Steam Turbines) August 14, 1995 February 11, 1997

6,008,710 (Magnetic Inductor

Water Conditioner) May 17, 1999 December 28, 1999

6,308,676B1 (Cooling System

for Rotary Valve Engine) September 8, 2000 October 30, 2001

6,293,098B1 (Methods &

Apparatus for Joining

Pressurized Exhaust

Manifold Sections) August 29, 2000 September 25, 2001

In addition to the foregoing issued patents, Mr. George Coates has filed U.S. patent applications to obtain protection for further inventions covering:

Application No. Description

10/074311 Improved Valve Seals for Rotary Valve Engine

PCT/USO1/26872 Cooling Assembly for Spherical Rotary Valve Engine

10/336,896 Rotary Valve & Valve Seal Assembly

10/313,540 Improved Spherical Rotary Intake Valve

10/287,419 Piston Head for Internal Combustion Engine

235-0035 Piston Head for Diesel Engine

235-034 Bearing Assembly

20010023 Mark IIIB (Divisional Spheres)

The Mark I, Mark II, Mark IIB, and Mark III patents were also the subject of foreign filings by Mr. Coates who has been issued foreign patents with respect to some of these filings by Australia, Austria, Belarus, Belgium, China, Denmark, Finland, France, Republic of Georgia, Germany, Great Britain, Greece, Hungary, India, Indonesia, Ireland, Israel, Italy, Jordan, Korea, Luxembourg, The Netherlands, Portugal, Spain, Sweden, Switzerland as well as by Australia, Brazil, Bulgaria, Canada, Chile, the Czech Republic, Egypt, Hong Kong, Japan, Liechtenstein, Malaysia, Mexico, New Zealand, Nigeria, Norway, Pakistan, Philippines, Poland, Romania, Republic of Russia, Saudi Arabia, Slovakia, Singapore, South Africa, Taiwan, Thailand, Turkey, Ukraine and Venezuela. Mr. Coates continues to have patent applications pending in some of these as well as other foreign countries.

On December 22, 1997, George Coates, Gregory Coates and CIL entered into a new License Agreement, superceding and substituting the prior agreement and amendments thereto. This new License Agreement granted us an "exclusive" license to manufacture, sell and grant sub-licenses for products covered under the Coates Patents, expanding the territories covered from the original territory of the United States and its territories, identified in the earlier license agreement, to "all of the countries, their territories and possessions comprising North America, Central America and South America". In consideration of this new License Agreement, granting us exclusive rights in the expanded license territories, we agreed to issue to George Coates an additional 500,000 shares of Series A stock, valued at par, or $500, which were issued in 1997.

In addition, George J. Coates and Gregory Coates have executed an agreement granting us the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. In 1996, George J. Coates and Gregory Coates entered into a license agreement with Nicholson McLaren, headquartered in England. As part of its obligations under this agreement, we researched, developed and delivered two high performance, Coates SRV 351 Dyno racing car engines utilizing the Coates spherical rotary valve assembly and was paid an aggregate of 50,000 British pounds. Although we have concentrated our efforts in completing the research and development of our three prototype Coates Generator Engines pursuant to our agreements with Well to Wire Energy, Inc. during the past several years, we intend to continue our development efforts with Nicholson McLaren during fiscal year 2003.

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

Employees

At December 31, 2002, CIL employed eight (8) employees, including George J. Coates and his son Gregory Coates who perform both management, assembly and research and development functions, and; Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. The financial controller and bookkeeper for the Company is Ms. Shirley Naidel.

Subcontract Labor

We subcontract for certain labor services from a related company, Coates Precision Engineering, Inc., a corporation owned by George J. Coates, which during 2002 was paid $97,000 for labor services, parts and materials.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction in a 6 acre site in Wall Township, New Jersey. We acquired this property from the George J. Coates 1991 Family Partnership, L.P in 1995. On March 22, 1999, we refinanced its property and gave a first mortgage in the amount of $900,000 to Eastern Savings Bank, FSB of New York. The first mortgage requires monthly payments of $12,521 accrued interest at the rate of 15.99 percent, per annum, and its outstanding principal balance and accrued interest become due and payable in March, 2004.

In our development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition, reasonable wear and tear excepted.

ITEM 3: LEGAL PROCEEDINGS

There are no material legal proceedings against the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August, 2001, the shareholders approved a resolution increasing the Company's authorized common shares from 200,000,000 to 1,000,000,000 common shares, resulting in the change of the par value to $.00001 per share.

On April 23, 2002, the Board of Directors authorized a four (4) for one (1) forward stock split for all issued and outstanding Common Shares held of record as of 5:00 PM Eastern Time on that date, thereby increasing the issued and outstanding shares on that date to 265,068,440 Common Shares.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS

There is no established public trading market for our only outstanding class of capital stock, our Common Stock. At December 31, 2002 the approximate number of holders of record of the Common Stock was 1,015. We have not paid any dividends with respect to our Common Stock and anticipated capital requirements make it highly unlikely that we will pay any dividends in the year 2003 or in the foreseeable future.

Recent Sales of Unregistered Securities

During the past three fiscal year periods, we privately sold or issued the following unregistered securities in private placements or for services rendered:

Fiscal Year 2000.

During fiscal year 2000, we placed an aggregate 6,800 Series A shares to 4 accredited investors in private placements and received subscription proceeds of $ 150,000, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the 1933Act provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing Company shareholders or had established business relationships with us. The certificates representing our shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

Fiscal Year 2001

During fiscal year 2001, we placed an aggregate 67,100 Common Shares to 25 accredited investors in private placements and received subscription proceeds of $1,356,000, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the 1933Act provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing Company shareholders or had established business relationships with us. The certificates representing our shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

Fiscal Year 2002

During the first quarter ended March 31, 2002, we issued an aggregate 11,100 Common Shares to 7 accredited investors in private placements and received net subscription proceeds of $262,500, for the purchase price of $20 and $25 per share. All of these private placements were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing Company shareholders or had established business relationships with us. The certificates representing our shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

During the second quarter ended June 30, 2002, we issued an aggregate 65,500 Common Shares to 12 accredited investors pursuant to subscription agreements received in connection with our private placement, which concluded in April, 2002, and received subscription proceeds of $1,310,000, for the purchase price of $20 per share. The private placement was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing Company shareholders or had established business relationships with us. The certificates representing our shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

In addition, we issued 2,200 restricted Common Shares to two individuals for services rendered to our Company. As well, we issued 23,300 restricted Common Shares to several shareholders in repayment of previous loans for patent maintenance costs and expenses.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2002 and 2001 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

Balance Sheet December 31,

2002

Total assets ........................................ $ 3,109,511

Current liabilities ............................... 858,454

Long-term debt .................................. 874,256

Working capital ................................ 551,195

Shareholders' equity ........................ $ (63,199)

Statements of Operations For The Year Ended December 31,

2002 2001 .

Total revenues ................................... $ 0 $ 105,000

Operating income (loss) .................... (2,511,394) (951,575)

(Loss) before provision for incomes taxes (2,633,292) (1,084,444)

Net (loss) ............................................ (2,633,792) (1,086,633)

Net loss per common share ................ $ (0.01) $ (0.00)

Number of shares used in computing

per share data .................................... 264,965,420 264,458,100

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on Well to Wire Energy, Inc. and McLean, England and Associates, LLC as the Company's principal licensees and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Background

Coates International Ltd. ( "We", "our", "us", "CIL"or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

CIL has completed the development of a spherical rotary valve SRV Engine (the "Coates SRV Engine"), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. We are now engaged in adapting our technology to various combustion engine applications in connection with several licensing agreement arrangements.

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

CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype 855 cubic inch engine for WWE was completed and testing has started. During testing of this engine it was discovered that the head castings contained defects. These defects were apparently caused when they were cast at the foundry. As a result of these defects, new engine heads have been ordered and once they are installed, the testing of the third prototype will continue.

Agreement with McLean, England and Associates, LLC

During the first quarter, we negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid us a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters, respectively. The entire amount of $565,000 has been recognized in the balance sheet at December 31, 2002, as a non-current liability, to be re-classified in subsequent periods as income.

We are required to manufacture, research, develop and then test two prototype heavy truck engines for McLean. One of these prototypes is fueled by diesel fuel and the other prototype will be fueled by gasoline. We have completed the basic construction of both prototype engines. We are currently starting to test the diesel prototype engine and it is expected that the testing protocol for both engines will continue through the next several months.

Preliminary Agreement with Dominion International

During the quarter ended June 30, 2002, we commenced negotiations with a Florida-based group, Dominion International ("Dominion") for several license agreements covering specific uses of the Coates CSRV engine technology in certain applications, within the territory of the United States. Dominion paid us a non-refundable deposit of $75,000, to be applied against the license fees and which amount has been recognized in the balance sheet as a non-current liability; to be re-classified as income in future periods after the parties performed in accordance with the terms of the finalized agreement.

Results of Operations for the Years Ended December 31, 2002 and December 31, 2001

Although we received an aggregate $1,140,000 in payments from McLean, 1107 N.W.Central Avenue, Inc. and Dominion during 2002, we could not book these payments as revenue since our agreements with these parties were not finalized. As a result, we did not earn any revenues during 2002. All of our principal business activities and efforts during 2002, were devoted to the completion of the research, development, construction and testing of the prototype engines for WWE and McLean. During the prior years of 2001 and 2000, we received aggregate payments of $950,000 from Well to Wire Energy, Inc. pursuant to our agreements which amounts constituted the only revenues we recorded during those years.

Total operating expenses for the year ended December 31, 2002 were $2,511,394 compared to $1,056,575 for 2001, representing an increase of approximately 240%. This large increase was primarily due to additional patent and maintenance expenses of $747,000, representing our repayment to a group of our shareholders who in the past had financed a portion of the filing and maintenance costs for certain of the patents underlying the Coates CSRV engine technology. Under our licensing arrangements with George J. Coates and Gregory Coates, we are responsible to pay such patent costs. Accordingly, we made this payment of $747,000, $333,000 in cash and $414,000 in form of 20,700 shares of our common stock, valued at the pre-split price of $20 per share, recognizing the total amount as operating expense. Other increases in our research and development costs, consisted of increased purchases of parts and supplies of approximately $328,000. General and administrative expense increased approximately 41% in 2002, from approximately $530,500 in 2001 to approximately $750,000 in 2002. This increase was primarily due to both payments for additional labor of approximately $85,000 as well as an additional approximate $52,000 for increased marketing expenses.

The lack of revenues coupled with the increase of operating expenses resulted in a loss from operations of $2,511,394 for the year as compared with a loss from operations of $951,575. During 2002, we expanded our operations to not only include our continuing development efforts on the Coates Generator Engine but also the research, development and construction tasks associated with the two truck engine prototypes for McLean, significantly increasing the scope of our business operations.. Other non-operating expenses for the twelve months ended December 31, 2002, remained relatively constant with those of 2001, with any differences not representing a material change from those of the prior year. The net results for the year was a loss of $2,633,792 or $.01 per share, as compared to a net loss of $ 1,086,633 for 2001.

Liquidity and Capital Resources

During 2002, we received subscription proceeds of $1,562,500 in cash from 19 accredited investors for the issuance of 76,600 pre-split, restricted common shares, concluding our private placement. We also received an aggregate $640,000 in non-refundable deposit payments against future license agreements and $500,000 of a refundable deposit which was converted into Company equity. These cash inflows assisted in offsetting losses from operations during the year and increased cash balances from approximately $ 715,000 at December 31, 2001 to approximately $1,080,000 at December 31,2002. We deposit our cash in our interest bearing bank accounts. The improved liquidity produced an increase in our working capital which showed a positive balance of $551,195 at December 31, 2002. However, our available liquidity reserves are higher since the McLean and Dominion license deposits, even though classified as non-current liabilities, are available to us for use since they are non-refundable. Aside from these deposits, current liabilities are primarily composed of approximately $625,000 legal fees due one law firm for its representation of our Company in litigation over the past several years.

We are currently refining the construction of the production prototype Coates Generator Engines and testing them. We expect to be able to complete the testing of the production model and delivery to WWE this year and expect to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due us of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of this third prototype. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with these expectations and that payments will be received as called for in the agreements.

ITEM 8: FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PE RSONS, COMPLIANCE WITH SECTION 16(a) OF THE

EXCHANGE ACT

At December 31, 2002 the executive officers and directors of CIL were as follows:

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

However, Mr. George J. Coates, in response to some of these Court findings, offers certain statements. With respect to emissions data, Mr. Coates states that emissions tests undertaken during the 1993 registration of his Mercedes Benz equipped with the Coates CSRV engine disclosed: 0 hydrocarbons and 0 carbon monoxide after which the Mercedes Benz car equipped with the Coates engine was duly registered by the New Jersey Division of Motor Vehicles and, therefore, permitted to be driven on American roads.

With respect to engine orders during the subject period, the Company did receive a $500,000 deposit from Millwest Corporation of Texas on a license for industrial engines and orders for approximately $100,000,000 worth of engines.

The Company was involved with constructing and delivering a prototype motorcycle to Harley Davidson for testing during the subject period. This motorcycle prototype was equipped with the Coates CSRV engine. Mr. Coates states, however, that it was his instructions to Harley Davidson that this new motorcycle engine would be tested, initially, at a low "RPM" rate and with a reduced "load", or drag weight, during the initial testing period. However and contrary to Mr. Coates' instructions, Harley Davidson began the testing protocol by placing the new motorcycle engine equipped with the Coates CSRV technology under a full-weight load, at close to maximum throttle speed, permitting this new engine to run for approximately five hours under these extreme conditions. As a result, the Coates CSRV system sustained some minor damage while the Harley Davidson gear section suffered substantial damage. Due to the SEC investigation and subsequent civil action occurring at that time, Mr. Coates' was required to devote substantial amounts of his time to defend these matters and consequently, the Company was forced to abandon the motorcycle prototype project, whether with Harley Davidson or a different motorcycle company and it was discontinued. The particular prototype motorcycle tested at that time was subsequently repaired and is operating at our facility today.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

-------------------------------------------------------------------------------------

The Company knows of no person, who, at any time during the fiscal year ended

December 31, 2002 to the date hereof, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting

Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d), the Company knows of no Reporting

Person that failed to file the required reports within the required time limits.

ITEM 11: EXECUTIVE COMPENSATION.

None of our executive officers has an employment contract. With respect to each of calendar years 2000, 2001 and 2002, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, our Chief Executive Officer, while compensation was as follows:

SUMMARY COMPENSATION TABLE

Name Position Year Salary

------- --------- ----- -------------

George J. Coates President, Chief Executive

Officer and Chief Financial

Officer 2002 $182,057

2001 $183,549

2000 $183,548

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT PRINCIPAL SHAREHOLDERS

The following table sets forth as of December 31, 2002 the ownership of CIL Common Stock by (i) each person known by CIL to be beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.

Title Name and Address of Amount and Nature of Percent

of Class Beneficial Owner Beneficial Ownership of Class

---------- -------------------------- ------------------------------- -----------

Common Stock George J. Coates* 207,252,760 shares(1) 78.19%

Gregory Coates* 14,062,520 shares 5.31%

Richard Evans 660,000 shares .25%

Michael J. Suchar* 241,600 shares(2) .09%

All directors and

executive officers

as a Group (3 persons) 222,216,880 shares 83.83%

*c/o CIL, Highway #34 & Ridgewood Road, Wall Township, New Jersey 07719

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse, Bernadette Coates, beneficial ownership of which is disclaimed by George J. Coates.

(2) Includes 20,000 shares owned by Mr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid $97,000 and $12,150 respectively, during fiscal years 2002 and 2001 to Coates Precision Engineering, Inc., a company owned by George J. Coates, for services rendered to us in connection with our research and development of the Coates Generator Engine. During fiscal year 2001, George J. Coates made loans to our Company at various times to assist in financing our operations, which aggregate outstanding amount at December 31, 2002 was $8,400. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon our available cash. It is the intention of Mr. George J. Coates to assist our Company with our cash requirements in the form of loans as needed in the future even though Mr. Coates is not legally obligated to do so.

ITEM 14: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Based on his evaluation as of a date within 90 days of the filing date of this report, George J. Coates, our principal executive officer and principal financial officer, has concluded that our Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the effectiveness of controls:

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART IV

ITEM 15:   EXHIBITS AND REPORTS ON FORM 8-K

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

10.6+ License Agreement, Dated September 29, 1999, with Well to Wire Energy, Inc.

10.7+ Amendment No. 1 to License Agreement, Dated April 6, 2000.

10.8+ Amendment No. 2 to License Agreement, Dated July 21, 2000.

10.9+ License Agreement, dated April 19, 1996, by and between the Company and Nicholson McLaren Engines, Ltd.

10.10x License Agreement, dated April 12, 2002, by and between Coates

International, Ltd. and McLean, England and Associates,LLC._________

*These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2002, from the Company's Registration Statement filed on Form S-1 with the

Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

 +These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2002 from the Company's Registration Statement filed on Form 10-SB12G and amendments thereto with the Securities and Exchange Commission, File No. 000-33155.
  x This License Agreement is hereby incorporated by reference herein from the Company's
    Form 8-K, filed with the Securities and Exchange Commission on or about April 16, 2002.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 9, 2003 COATES INTERNATIONAL LTD.

__/s/ George J. Coates_____

George J. Coates, President

Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE TITLE DATE

----------------- --------- ---------

_/s/ George J. Coates__

George J. Coates Director, Chief April 9, 2003

Executive Officer,

President, and

Chief Financial Officer

/s/ Richard W. Evans _

Richard W. Evans Director April 9, 2003

_/s/ Michael J. Suchar_

Michael J. Suchar Director April 9, 2003

CERTIFICATION

I, George J. Coates, certify that:

1. I have reviewed this annual report on Form 10-KSB of Coates International, Ltd.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003 __/s/ George J. Coates________

George J. Coates

Chief Executive Officer and

Principal Financial Officer

22

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Coates International, Ltd., on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission ("Report"), I, George J. Coates, President, Chief Executive Officer and Principal Financial Officer of Coates International, Ltd., certify, pursuant to 18 U.S.C. ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Coates International, Ltd as of and for the period covered by the Report.

Date: April 9, 2003 _/s/ George J. Coates___________

George J. Coates

President, Chief Executive Officer and

Principal Financial Officer

23

Coates International, Ltd.

Financial Statements

December 31, 2002 and 2001

Coates International, Ltd.

Index to the Financial Statements

December 31, 2002 and 2001

Page

Independent Auditors' Report 1

Financial Statements

Balance Sheet 2

Statements of Operations 3

Statement of Stockholders' Equity 4

Statements of Cash Flows 5

Notes to the Financial Statements 6-10

Independent Auditors' Report

To the Board of Directors and Shareholders of

Coates International, Ltd.

We have audited the balance sheet of Coates International, Ltd. as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2002 and the results of their operations, and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

March 3, 2003

Coates International, Ltd.

Balance Sheet

December 31, 2002

Assets
Current Assets
Cash	$ 1,079,267
Inventory	285,512
Deferred offering costs	44,870

Total Current Assets	1,409,649

Property, Plant and Equipment	1,681,147

Other Assets
Mortgage loan costs, net of accumulated amortization of $48,645	16,215
Deposit	2,500

Total Assets	3,109,511

Liabilities and Stockholders' Equity

Current Liabilities
Current portion of mortgage payable	4,770
Accounts payable	68,855
Accrued expenses	764,320
Accrued interest payable	12,109
Due to officer	8,400
Total Current Liabilities	858,454

License deposits	1,440,000
Mortgage payable, net of current portion	874,256

Total Liabilities	3,172,710

Contingencies	-

Stockholders' Equity
Preferred stock, Series A, .001 par value 14,000,000 shares authorized - no shares issued	-
Common stock, .00001 par value, 1,000,000,000 shares authorized - 265,068,440 shares issued and outstanding	2,651
Additional paid-in capital	14,666,741
Accumulated deficit	(14,732,591)

Total Stockholders' Equity	(63,199)

Total Liabilities and Stockholders' Equity	$ 3,109,511

Coates International, Ltd.

Statements of Operations

Year Ended December 31,

2002 2001

Revenue	$ -	$ 105,000

Operating Expenses:
Research and development costs	1,599,327	461,157
Research and development costs - related party	97,000	12,150
General and administrative expenses	749,848	530,539
Depreciation	52,247	39,757
Amortization	12,972	12,972

Total Operating Expenses	2,511,394	1,056,575

Loss From Operations	(2,511,394)	(951,575)

Other Income (Expense):
Gain from sale of equipment	2,800	-
Interest income	11,979	14,713
Interest expense	(136,677)	(147,582)

Total Other (Expense)	(121,898)	(132,869)

Loss Before Income Taxes	(2,633,292)	(1,084,444)

Provision for Income Taxes	(500)	(2,189)

Net Loss	$ (2,633,792)	$ (1,086,633)

Loss Per Share	$ (0.01)	$ 0.00

Weighted Average Number of Shares	264,965,420	264,458,100

Coates International, Ltd.

Statement of Stockholders' Equity (A)

	Comon Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount

Balance - December 31, 2000	66,097,910	6,609	-	-

Issuance of stock	67,100	7	-	-

Effect of change in par value from $0.0001 to $0.00001	-	(5,955)	-	-

Net loss for the year	-	-	-	-
	-
Balance - December 31, 2001	66,165,010	$ 661	-	$ -

Issuance of stock	76,600	1	-	-

Stock issued for services and patent costs	25,500	-	-	-

Effect of 4:1 Stock Split	198,801,330	1,989	-	-

Net loss for the year	-	-	-	-

	265,068,440	$ 2,651	-	$ -

Coates International, Ltd.

Statement of Stockholders' Equity (B)

	Additional Paid-In	Retained Earnings	Total Stockholder's Equity
	Capital	(Deficit)	(Deficit)

Balance - December 31, 2000	11,234,283	(11,012,166)	228,726

Issuance of stock	1,355,993	-	1,356,000

Effect of change in par value from $0.0001 to $0.00001	5,955	-	-

Net loss for the year	-	(1,086,633)	(1,086,633)

Balance - December 31, 2001	$ 12,596,231	$ (12,098,799)	$ 498,093

Issuance of stock	1,562,499	-	1,562,500

Stock issued for services and patent costs	510,000	-	510,000

Effect of 4:1 Stock Split	(1,989)	-	-

Net loss for the year	-	(2,633,792)	(2,633,792)

	$ 14,666,741	$ (14,732,591)	$ (63,199)

Coates International, Ltd.

Statements of Cash Flows

Year Ended December 31,

2002 2001

Cash Flows From Operating Activities
Net Loss	(2,633,792)	(1,086,633)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities
Depreciation	52,247	39,757
Amortization	12,972	12,972
Gain on sale of equipment	(2,800)	-
Stock issued for services and patent costs	510,000	-
Changes in Assets and Liabilities
(Increase) Decrease in
Inventory	(78,154)	6,527
Prepaid insurance	7,002	(570)
Deferred offering costs	(15,000)	(29,870)
Increase (Decrease) in
License deposits	1,140,000	-
Accounts payable and accrued expenses	(42,623)	138,992
Accrued interest payable	(97)	5,815
Total Adjustments	1,583,547	173,623
Net Cash (Used) in Operating Activities	(1,050,245)	(913,010)

Cash Flows from Investing Activities
Proceeds from sale of equipment	2,800	-
Payments for property and equipment	(128,108)	(19,151)
Net Cash (Used) in Investing Activities	-	(19,151)

Cash Flows From Financing Activities
Proceeds from issuance of stock	1,562,500	1,356,000
Repayment of mortgage	(13,481)	-
Repayment of note payable	-	(58,731)
Proceeds from officer advances	-	99,600
Repayments of officer advances	-	(91,200)
Net Cash Provided by Financing Activities	1,549,019	1,305,669

Net Increase in Cash	364,938	373,508
Cash - Beginning of Periods	714,329	340,821
Cash - End of Periods	$ 1,079,267	$ 714,329

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$ 136,677	$ 147,582
Income taxes paid	$ 200	$ 2,189

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

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

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

Loss Per Share

Loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Revenue Recognition

The Company has not generated revenue from the sales of engines. Revenue from the granting of sub-licenses is recognized when earned, generally commencing upon its utilization by the licensee over the period of time that the sub-license has been granted (i.e. upon expiration of the Company's patent protection period which expires at the earliest in 2007), using the straight-line method. Revenue from research and development activities is recognized when earned provided that financial risk has been transferred from the Company to its customer. Revenue recognized in 2001 is derived solely from research and development activities.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $ 36,359 and $ 42,191 for the years ended December 31, 2002 and 2001, respectively.

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

Coates International, Ltd.

Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INVENTORY

Inventory at December 31, 2002 consists of the following:
Raw Materials	100,177
Work in Process	185,335
285,512

LICENSE DEPOSITS

Effective September 29, 1999 the Company entered into a license agreement with a Canadian corporation. Pursuant thereto, the Company has received a license deposit of $300,000.

During 2002 the Company entered into various license agreements. Pursuant to such agreements, the Company received an aggregate 1,440,000 of license deposits.

Coates International, Ltd.

Notes to the Financial Statements

LICENSE DEPOSITS (continued)

License deposits received by the Company are non-refundable and are to be applied against the total licensing agreement fee upon the completion of certain tests and approval by the licensee.

Revenue attributable to the above license payments will commence being recognized at such time as all conditions have been met and utilization has begun by the licensee. Thereafter, such revenue will be recognized over the term of the Company's patent protection period which currently expires from 2007 through September 30, 2020.

Subsequent to the year end, $500,000 of license deposits were converted to 25,000 shares of common stock of the Company, pursuant to the license agreement. No other license agreements have a convertible feature.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2001:
Land	$ 920,550
Building	579,450
Building improvements	219,371
Machinery and equipment	449,113
Furniture and fixtures	39,295
2,207,779
Less: Accumulated depreciation	526,632

Total	$ 1,681,147

Depreciation expense amounted to $ 52,247 and $ 39,757 for the years ended December 31, 2002 and 2001, respectively.

ACCRUED EXENSES

Accrued expenses at December 31, 2002 is comprised of the following:
Legal Fees	$ 625,305
Accounting Fees	30,000
Audit Fees - prior auditors (1995 and 1996)	31,975
Audit Fees - prior auditors (1997)	77,040
$ 764,320

DUE TO OFFICER

Due to officer at December 31, 2002 represents loans from "GJC" which bear no interest and are due upon demand.

MORTGAGE PAYABLE

Interest at 15.99% per annum due in equal monthly installments of $12,521 including interest, due on April 1, 2004 secured by land and building with a net book value of $1,528,954.
Mortgage payable	$ 874,256
Less current maturities	4,770
Mortgage payable, net of current maturities	$ 879,026

Coates International, Ltd.

Notes to the Financial Statements

MORTGAGE PAYABLE (continued)

Total maturities of mortgage payable are as follows:
Year Ending December 31,
2003	$ 4,770
2004	874,256
$ 879,026

The mortgage is personally guaranteed by the Company's president and majority stockholder.

CAPITAL STOCK

On April 23, 2002, the Board of Directors authorized a four for one forward stock split for all issued and outstanding common shares as of 5:00 P.M. Eastern Time on that date.

The loss per share calculation for the year ended December 31, 2001 has been recalculated to reflect the above.

INCOME TAXES

Year Ended December 31,

The income tax provision is comprised of the following: 2002 2001

State current provision	$ 500	$ 2,189

The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2002:
Total deferred tax assets	$ 3,137,835
Less valuation allowance	(3,137,835)
Net deferred tax assets	$ -

The differences between income tax provisions in the financial statements and the tax benefit computed at the U. S. Federal statutory rate of 34% at December 31, 2002 are as follows:
Tax benefit	(34)%
Valuation allowance	34%
Effective tax rate	-%

At December 31, - 2002 , the Company has available approximately $12,550,000 of net operating losses and carryforward which may be used to reduce future federal taxable income and expire between December 31, 2008 and 2022.

At December 31, 2002 , the Company has available approximately $3,633,000 of net operating losses to carryforward which may be used to reduce the future state taxable income and expire between December 31, 2006 and 2009.

RELATED PARTY TRANSACTIONS

The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 2002 and 2001, the Company paid $97,000 and $12,150, respectively, for these services.

Coates International, Ltd.

Notes to the Financial Statements

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