Form 10QSB
period 2003-03-31
COATES INTERNATIONAL LTD \DE\
filed 2003-05-14
CIK 948426

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange

Act of 1934

For Quarter Ended March 31, 2003

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

Yes [X] No [ ]

As of March 31, 2003, there were 265,093,440 shares of the Registrant's common stock were issued and outstanding.

Coates International, Ltd.

Financial Statements

March 31, 2003

Coates International, Ltd.

Index to the Financial Statements

March 31, 2003

Page

Independent Accountants' Report 1

Financial Statements

Condensed Balance Sheet 2

Condensed Statements of Operations 3

Condensed Statements of Cash Flows 4

Notes to the Condensed Financial Statements 5

To the Stockholders and Board of Directors of

Coates International, Ltd.

We have reviewed the accompanying balance sheet of Coates International, Ltd. as of March 31, 2003, and the related statements of operations and statements of cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

May 12, 2003

Coates International, Ltd.

Condensed Balance Sheet

March 31, 2003

(Unaudited)
Assets
Current Assets
Cash	$578,398
Inventory	362,050
Deferred offering costs	44,870
Total Current Assets	985,318
Property, Plant and Equipment - Net of accumulated depreciation of $542,447	1,665,332
Other Assets
Mortgage loan costs, net of accumulated amortization of $51,888	12,972
Deposits	2,500
Total Assets	2,666,122
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of mortgage payable	4,770
Due to officer	8,400
Accounts payable	12,086
Accrued interest payable	12,076
Accrued expenses	810,114
License deposits	940,000
Total Current Liabilities	1,787,446

Mortgage payable, net of current portion	872,242

Total Liabilities	2,659,688
Stockholders' Equity
Common stock, $.00001 par value, 1,000,000,000 shares authorized, 265,093,440 shares issued and outstanding	2,651
Additional paid-in capital	15,166,741
Retained earnings (deficit)	(15,162,958)
Total Stockholders' Equity	6,434
Total Liabilities and Stockholders' Equity	$2,666,122

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Operations

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Operating Expenses:
Research and development costs	21,791	105,814
Research and development costs - related party	41,000	-
General and administrative expenses	314,300	213,084
Depreciation and amortization expense	15,815	13,007
Total Operating Expenses	392,906	331,905
Loss From Operations	(392,906)	(331,905)
Other Income (Expense):
Interest income	1,298	1,545
Interest expense	(38,761)	(41,908)
Total Other Income (Expense)	(37,463)	(40,363)
Net Loss Before Income Taxes	(430,369)	(372,268)
Provision for Income Taxes	-	-
Net Loss	$(430,369)	$(372,268)
Loss Per Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	265,082,050	264,478,592

See notes to the condensed financial statements.

Coates International, Ltd.

Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities	$(498,855)	$173,377
Cash Flow From Investing Activities	-	(11,800)
Cash Flow From Financing Activities
Proceeds from issuance of stock	-	262,500
Repayment of mortgage	(2,014)	(8,142)
Net Cash (Used in) Provided by Financing Activities	(2,014)	254,358
Net (Decrease) Increase in Cash	(500,869)	415,935
Cash - Beginning of Periods	1,079,267	714,329
Cash - End of Periods	$578,398	$1,130,264

See notes to the condensed financial statements.

Coates International, Ltd.

Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

SUBSEQUENT EVENT

On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd. Prior to the agreement, Coates Motorcycle, Ltd. was owned 100% by Gregory Coates, an officer of the Company. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 50+% of the common shares of Coates Motorcycle Company, Ltd. In addition, the Company has an anti-dilution right. In further consideration for the grant of the license, Coates Motorcycle Company, Ltd. shall pay a royalty fee in the amount of $50 for each unit sold

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype engine is currently undergoing testing and is expected to be completed during fiscal year 2003.

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

Pursuant to the understanding, 1107 has paid to CIL the sum of $500,000 as a non-refundable deposit. Such deposit (recognized in the September 30, 2002 balance sheet as a current liability). On February 11, 2003, the $500,000 non-refundable deposit was converted into 25,000 shares of CIL common stock and delivered to 1107.

Agreement with McLean, England and Associates, LLC

During the first quarter CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters, respectively. The entire amount of $565,000 has been recognized in the balance sheet at March 31, 2003, as a current liability, to be re-classified in subsequent periods as income.

Preliminary Agreement with Dominion International

During the quarter ended June 30, 2002 CIL commenced negotiations with a European-based group, Dominion International ("Dominion") for a license arrangement agreement covering specific uses of the Coates CSRV engine technology in certain applications, within the territory of the United States. During the quarter, Dominion paid CIL a non-refundable deposit of $75,000, to be applied against the license fee and which amount has been recognized in the balance sheet at March 31, 2003, as a current liability; to be re-classified as income in future periods after the parties performed in accordance with the terms of the finalized agreement.

Results of Operations for the Three Months Periods Ended March 31, 2003 and 2002

CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and to be made under the agreements with McLean and Dominion. Further payments are not scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. CIL has completed the basic construction of this production model and currently expects completion of testing and delivery to occur during the current fiscal year. In addition, CIL expects to complete the development, testing and delivery of the two prototype engines to McLean, also during the current fiscal year.

Total operating expenses for the quarter ended March 31, 2003, were $392,906 compared to $331,905 for the first quarter in 2002. The approximate $60,000 increase in operating expense was due primarily to the increase in litigation fees to a law firm. Research and development costs were $62,791 and $105,814 for the quarters ended March 31, 2003 and 2002, respectively.

With no revenues generated during the quarter, and in combination with the approximate $60,000 increase in operating expenses, CIL had a loss from operations of $392,906 for the quarter compared to a loss of $331,905 during the same quarter a year ago. Other non-operating expenses for the three months ended March 31, 2003, amounted to $37,463, attributable to interest expense for the mortgage on the Company's headquarters facility. The net results for the quarter was a loss of $430,369 or $.00 per share, as compared to a net loss of $372,268 for the first quarter in 2002.

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

Liquidity and Capital Resources

Without revenues or any non-refundable cash deposits against license fees received during the quarter, CIL's cash reserves were significantly reduced. At March 31, 2003, CIL's cash balance decreased by approximately 50%, from $1,079,267 at December 31, 2002 to $578,398 at the end of the quarter. CIL's cash is deposited in CIL's interest bearing bank accounts. This deterioration of CIL's cash position and, hence its liquidity, is reflected in CIL's working capital which reflects a deficiency of $802,128 at March 31, 2003. Apart from approximately $940,000 of non-refundable license deposits, current liabilities are represented predominantly by approximately $655,000 in litigation fees due one law firm and a contested approximate $77,000 bill due to an accounting firm.

CIL has completed the basic construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with CIL's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Management expects to be able to complete the testing of the production model and delivery to WWE during the current fiscal year, after which CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under this License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype. As well, CIL expects to complete the testing and the delivery of the two prototype engines pursuant to its license agreement with McLean and receive the license fee payments during the current fiscal year. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with these expectations and that payments will be received as called for in the agreements.

On April 30, 2003, CIL executed and delivered an exclusive Sublicense Agreement to an affiliate, Coates Motorcycle Company, Ltd., a Delaware corporation ("Coates Motorcycle") in exchange for a 50+% equity ownership interest and anti-dilution right to maintain this majority ownership position. In consideration for its receipt of this exclusive Sublicense Agreement, Coates Motorcycle issued 2,550,000 of its common shares to CIL and became its subsidiary. Conjunctively, George J. Coates, Gregory G. Coates and the Coates Trust granted a non-exclusive license at the same time to Coates Motorcycle for a minority equity interest without any anti-dilution rights.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 2 CHANGES IN SECURITIES

The Company issued 25,000 restricted Common Shares to 1107, based upon the conversion of its $500,000 non-refundable license deposit on February 11, 2003 into CIL shares at the conversion rate of $25 per share.

Item 3 DEFAULTS ON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for a vote during the quarter.

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (3)(i) Certificate of Incorporation and Amendments thereto as well as other corporate documents required to be filed as exhibits hereto are incorporated herein by reference to these documents filed as exhibits to the Company's current reports and annual reports previously filed with the Commission.

10.11 Sublicense Agreement, dated April 30,2003, by and between Coates International, Ltd., as Sublicensor, and Coates Motoecycle Company, Ltd., as Sublicensee.

10.12 License Agreement, dated April 30, 2003, by and between George J. Coates, Gregory G. Coates and the Coates Trust, collectively as Licensor, and Coates Motorcycle Company, Ltd., as Licensee.

99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K. One Current Report on Form 8-K was filed with the Securities and Exchange Commission during the quarter, on February 28, 2003, disclosing the completion of construction and initial ignition testing of CIL's new diesel fueled, 855 cubic inch truck engine pursuant to a license agreement with McLean, England and Associates, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended March 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003 COATES INTERNATIONAL, LTD.

/s/ George J. Coates______________

George J. Coates, President

Chief Executive Officer and

Principal Financial Officer

CERTIFICATION

In connection with the Quarterly Report of Coates International, Ltd. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission (the "Report"), I, George J. Coates, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 14, 2003 COATES INTERNATIONAL, LTD.

By: /s/ George J. Coates_________

George J. Coates

President, Chief Executive Officer

and Principal Financial Officer

Exhibit 10.11

SUBLICENSE AGREEMENT

THIS SUBLICENSE AGREEMENT (the "Agreement"), dated this 30th day of April, 2003 by and between COATES INTERNATIONAL. LTD., having a business address at 2100 Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719-9738 (the "LICENSOR") and COATES MOTORCYCLE COMPANY, LTD, having a business address at 2100 Highway 34 & Ridgewood Road, Wall Township, NJ 07719-9738 (the "LICENSEE").

BACKGROUND

WHEREAS, LICENSOR owns and/or has the exclusive right to sublicense certain Patent Rights and Technical Information (as hereinafter defined) relating to Licensed Products (as hereinafter defined) to make, use and sell motorcycles in the United States of America and the Western Hemisphere.

WHEREAS, LICENSOR desires to grant to LICENSEE certain rights under such Patent Rights and Technical Information in the Territory (as hereinafter defined);

WHEREAS, LICENSEE desires to acquire such rights in accordance with the terms and conditions hereinafter set forth.

NOW THEREFORE, in consideration of the premises and covenants, and other good and valuable consideration, and the mutual promises of the performance of the undertakings set forth herein, it is agreed by and among the parties hereto as follows:

ARTICLE l - DEFINITIONS

As set forth herein, the following terms shall be defined as follows:

1.1 - CSRV Valve System shall mean a cylinder head or heads for an internal combustion engine manufactured in accordance with the Patent Rights and/or Technical Information (as hereinafter defined) pertaining to the Coates Spherical Rotary Valve System.

1.2 - CSVR Valve Seal shall mean a valve seal for use with a CSRV Rotary Valve Sphere (as hereinafter defined) in the Coates Spherical Rotary Valve System.

1.3 - A CSRV Rotary Valve Sphere shall mean a spherical rotary valve used in the CSRV Valve System in accordance with the Technical Specifications.

1.4 - Dollars and $ shall mean the official currency of the government of the United States of America.

1.5 - Field of Use shall mean utilizing in the Territory the CSRV Valve System solely, and for no purpose other than, the manufacturing, use and sale of motorcycles and gasoline-powered internal combustion engines used in motorcycles for street, racetrack, etc. This Sublicense and Field of Use shall also include the right to sublicense and/or make franchise agreements with third parties.

1.6 - Head Part as defined in Section 1.12.

1.7 - Head Unit as defined in Section 1.12.

1.8 - Improvement shall mean any improvement, change or modification to the CSRV System which may be developed, created or acquired by either party to this Agreement, but only to the extent that the same comes within the scope of one or more claims in the Patent Rights (as hereinafter defined).

1.9 - Improvement Patent is a patent that covers an Improvement.

1.10 - LICENSEE shall mean LICENSEE as specified on the title page of this Agreement and any subsidiary thereof having more than 50% of its ordinary voting shares held and/or controlled by LICENSEE.

1.11 - License Period as defined in Section 2.1.

1.12 - Licensed Product shall mean internal combustion engine heads installed in motorcycles and gasoline-powered internal combustion engines used in motorcycles for street, racetrack, etc., as limited by the Field of Use, incorporating the Patent Rights and/or Technical Information in its design and manufacture ("Head Unit(s)") as well as parts and accessories incorporating in their design and manufacture the Patent Rights and/or Technical Information and which form a part of the Head Unit ("Head Part(s)"). Licensed Product shall also mean any other product manufactured and/or sold by LICENSEE, with the written permission of LICENSOR, based on the Patent Rights and/or Technical Information.

1.13 - Licensing Fee as defined in Section 5.1.

1.14 - Sold Unit shall mean a Licensed Product, that has been sold by Licensee or any of its sublicensees as permitted under this Sublicense and the sales price from such sale has been received or collected by the Licensee and as a result, is included in the determination of royalty payments due and owing to LICENSOR pursuant to the terms of this Agreement.

1.15 - Patent Rights shall mean the patents and patent applications and all patents which may be issued pursuant to such patent applications, as listed in Attachment 1.15, together with any continuations or continuations in part thereof, and all patents issuing thereon including reissues, patents of addition and any registration or confirmation patents corresponding thereto and all corresponding foreign patents and patent applications.

1.16 - Payment Computation Period as defined in Section 5.3.

1.17 - Regulatory Approval shall mean all governmental approvals necessary for LICENSEE to have the right to market or use the Licensed Product in the Territory.

1.18 - Regulatory Authority shall mean the national, state or local authority responsible for granting Regulatory Approval in the Territory.

1.19 - Royalty and/or Royalties as defined in Section 5.2.

1.20 - Technical Information shall mean all information concerning the Coates Spherical Rotary Valve System disclosed by LICENSOR to LICENSEE, together with all proprietary information, trade secrets, skills and experience, recorded and unrecorded, accumulated from time to time during the term of this Agreement, relating to the Licensed Product and all designs, drawings, specifications and the like, owned by LICENSOR, insofar as the same relate to the Licensed Product.

1.21 - Technical Specifications shall mean the specifications and performance parameters developed by LICENSOR for the Coates Spherical Rotary Valve System.

1.22 - Territory shall mean all of the countries and their possessions comprising North America, Central America and South America.

ARTICLE II - LICENSES GRANTED

2.1 - Licenses Granted to LICENSEE

Subject to the terms and conditions set forth herein, for a license period equal to the duration of the Patents commencing upon the Payment Date, as defined in Section 5.1 (the "License Period"), unless terminated pursuant to Article VIII, LICENSOR hereby grants to LICENSEE:

(a) Engines. An exclusive license, with the right to grant sublicenses to make, use, sell or franchise to others, throughout the Territory within the Field of Use under the Patent Rights and Technical Information subject to the payment of royalties as provided herein, to make or retrofit motor vehicle engines that incorporate the CSRV Valve System in accordance with the Technical Specifications, and to sell, lease or otherwise dispose of such motor vehicle engines; and

(b) CSRV Valve Seals. Within the limitations set forth in subsections 2.1(a), a non-exclusive license to use CSRV Valve Seals solely in the manufacture of CSRV Valve Systems for incorporation into motor vehicle engines throughout the Territory within the Field of Use under the Patent Rights and Technical Information subject to the payment of royalties as provided herein.

2.2 - Limitation of Licenses Granted. The licenses granted in Section 2.1 are subject to the following:

(a) No license is granted to LICENSEE to make or have made CSRV Valve Seals. It is understood and agreed that one such CSRV Valve Seal shall be used in conjunction with each CSRV Rotary Valve Sphere incorporated in the CSRV Valve System by LICENSEE and only CSRV Valve Seals shall be used in the manufacture, or in the subsequent servicing, of any CSRV Valve System or any internal combustion engine that incorporates the CSRV Valve System, a CSRV Valve Seal or a CSRV Rotary Valve System. As set forth in Section 5.8 of this Agreement, the terms and conditions pursuant to which the LICENSOR shall sell CSRV Valve Seals to the LICENSEE shall be set forth in a separate contract.

(b) No license is granted to LICENSEE with respect to CSRV Valve Systems which are sold, leased or used except under the name and the warranties of LICENSEE. The manufacture and sale of Licensed Products on a subcontract basis, where the name of LICENSEE is not clearly associated with the manufacture of the Licensed Product, is expressly excluded from, and prohibited by, this Sublicense.

(c) No license is granted to LICENSEE with respect to any other purpose or use except the Field of Use, including any new vehicle or new engine, the power source for the generation of electrical energy, the pressurization and distribution of natural gas or well gas for commercial use or for private use or for individual homes or for any other purpose, use or application, any truck of any size, motor home, SUV, tractor, farm equipment, motorized or self-propelled equipment, watercraft, marine engines, helicopters, airplanes, rockets, generators, turbines, compressors, any engine not fueled by gasoline, any power source for any equipment or product other than motor vehicles, such as lawnmowers, Porsche engines, Ford engines, General Motors engines, engines for Ford automobiles, engines for General Motors automobiles, engines for Porsche automobiles and any other engine the rights to which have previously been, or which may subsequently be, the subject of a license agreement between CIL and any third party).

(d) No license is granted to LICENSEE to permit the manufacture or processing of any CSRV Valve System components by a subcontractor except pursuant to the express prior written consent of LICENSOR which the LICENSOR shall not be obligated to grant.

2.3 - Furnishing Know-How and Supporting Services.

LICENSOR will promptly upon execution of this Agreement, furnish to LICENSEE copies of all documents and items comprising the Technical Information and Technical Specifications so that LICENSEE, as its own cost and expense, can create the design and specifications for the Licensed Product.

2.4 - Improvements.

(a) If LICENSOR has heretofore brought about or shall hereafter during the License Period bring about any Improvement to Licensed Products, LICENSOR shall promptly disclose such Improvement to LICENSEE.

(b) If LICENSEE has heretofore brought about or shall hereafter during the License Period bring about any Improvement, LICENSEE shall promptly disclose such Improvement to LICENSOR. If such Improvement appears to be patentable, LICENSOR shall have the first option to file a patent application thereon in LICENSOR'S name. The expense of filing, securing and maintaining patent protection on such Improvement shall be borne by LICENSOR. If LICENSOR shall elect not to file any such patent application, then LICENSEE shall have the option to do so in its own name and at its own expense.

(c) LICENSEE agrees to grant and hereby grants to LICENSOR a non-exclusive, royalty-free license, together with the right to grant sublicenses to other LICENSEES of LICENSOR under each of said patent applications and any patents issuing as set forth in subsection 2.4(b).

(d) If LICENSOR receives from another LICENSEE of the Coates Spherical Rotary Valve System a non-exclusive, royalty-free license, together with a right to grant sublicenses for an Improvement, LICENSOR shall promptly inform LICENSEE of such Improvement and shall include such patent applications and/or patents issuing thereon in Attachment 1.15.

2.5 - Patent Markings.

LICENSEE shall mark on an exposed surface of all Licensed Products made pursuant to the authority set forth in this Agreement appropriate patent markings identifying LICENSOR as owner of the patents and/or patent applications. The content, form and language used in such markings shall be in accordance with all applicable laws and shall be approved in advance, in writing, by LICENSOR.

2.6 - Acknowledgement of License.

On all CSRV Valve Systems, LICENSEE shall acknowledge that the same are manufactured under license from LICENSOR. Unless otherwise agreed to by the parties, the following notice shall be used by LICENSEE on an exposed surface of all Licensed Products: "Manufactured under license from Coates International Ltd." Such notice shall also be used in all descriptive materials and instruction and service manuals relating to the Coates Spherical Rotary Valve System.

ARTICLE III - TECHNICAL COOPERATION AND APPROVALS

3.1 - Technical Cooperation.

Upon request by LICENSEE, LICENSOR shall furnish to LICENSEE technical assistance with respect to the design and product engineering of the Coates Spherical Rotary Valve System. Such technical assistance and the compensation that LICENSEE is to pay to LICENSOR will be provided under the terms of a separate engineering contract.

3.2 - Regulatory Approval.

During the License Period, LICENSEE assumes the complete responsibility, at LICENSEE'S sole cost and expense, for obtaining Regulatory Approval, where required, from each Regulatory Authority, for the manufacture, sale and use of the Coates Spherical Rotary Valve System in the Territory.

LICENSOR, at the sole cost and expense of LICENSEE, agrees to provide LICENSEE with all reasonable assistance and cooperation in the preparation and submission of any application for Regulatory Approval.

ARTICLE IV - CONFIDENTIAL INFORMATION

4.1 - LICENSEE shall use all Technical Information and Technical Specifications obtained heretofore or hereafter from LICENSOR for the sole purpose of manufacturing and selling Licensed Products under this Agreement.

4.2 - LICENSE shall hold in confidence any and all Technical Information and Technical Specifications disclosed directly or indirectly to LICENSEE by LICENSOR, under this Agreement except that such obligation does not extend to: (a) Technical Information and Technical Specifications which at the time of the disclosure are in the public domain; (b) Technical Information and Technical Specifications which after disclosure is published or otherwise becomes part of the public domain through no fault of LICENSEE (but only after, and only to the extent that, it is published or otherwise becomes part of the public domain); (c) Technical Information and Technical Specifications which LICENSEE can prove was in its possession (as evidenced by LICENSEE'S written records) at the time of the disclosure and was not acquired, directly or indirectly from LICENSOR or from a third party under an obligation of confidence; and (d) Technical Information and Technical Specifications which LICENSEE can prove was received by it (as evidenced by LICENSEE'S written records) after the expiration of the License Period from a third party who did not require LICENSEE to hold such information in confidence and who did not acquire it, directly or indirectly from LICENSOR under an obligation of confidence.

4.3 - LICENSEE shall upon request by LICENSOR, obtain from its officers, employees and other persons having access to Technical Information and Technical Specifications, a duly-binding agreement to maintain such information in confidence by any such person in a form acceptable to LICENSOR.

4.4 - Within thirty (30) days of the expiration of the License Period LICENSEE shall return to LICENSOR all Technical Information and Technical Specifications together with all other confidential information belonging to LICENSOR.

ARTICLE V - PAYMENTS

5.1 - Licensing Fee. In consideration of the rights granted hereunder, LICENSEE (a) shall pay LICENSOR a Licensing Fee, subject to adjustment increases as described below, of 2,550,000 common shares of Coates Motorcycle Company, Ltd., representing more than fifty (50%) percent of the currently issued and outstanding LICENSEE shares of common stock, deliverable on the date on which LICENSEE executes this Agreement, and;

(b) LICENSEE hereby grants to the LICENSOR an absolute anti-dilution right, to be recognized and applied as follows:

A. LICENSOR and LICENSEE hereby acknowledge that there are currently 5,060,000 common shares of LICENSEE outstanding which amount includes the 2,550,000 common shares issued to LICENSOR pursuant to the terms of this Agreement.

B. The parties intend that the anti-dilution right granted to LICENSOR herein shall require that the LICENSEE issue from time to time a sufficient amount of its equity securities to LICENSOR so that at all times during the corporate existence of LICENSEE, LICENSOR shall own and control in excess of fifty (50%) percent of all classes or series of all of the outstanding equity securities of LICENSEE at all times. The parties further intend that by virtue of this anti-dilution right granted by LICENSOR, LICENSOR shall at all times be deemed the parent and the LICENSEE a subsidiary of the parent under the Delaware General Corporation Law.

C. LICENSEE covenants to LICENSOR that it shall issue to the LICENSOR that number of additional shares of its equity securities identical in nature and equal in amount to any issuance or issuances of LICENSEE'S equity securities that may be made to any third party or parties following the date hereof.

D. LICENSEE shall apply the anti-dilution right in accordance with the following example: currently there are 5,060,000 LICENSEE common shares outstanding, including the 2,550,000 common shares issued to the LICENSOR today; in the event the LICENSEE should issue 500,000 shares of its common stock in a private placement to investors following the date hereof, LICENSEE shall issue to LICENSOR, as soon as practicable after any such issuance and in accordance with its obligation to issue to LICENSOR its equity securities in identical nature and in an equal amount, 500,000 shares of its common stock..

5.2 - Royalties.

(a) In further consideration for the grant of the License set forth in Article II of this License Agreement, LICENSEE shall pay LICENSOR a royalty for each Sold Unit in the amount of $50.00 per each 1,000 cc. The royalties provided for in this Section 5.2 shall be payable with respect to each Sold Unit.

(b) Except as otherwise specified, the royalty payments required by Section 5.2 shall accrue when a Licensed Product becomes a Sold Unit as sold by LICENSEE or its permitted sublicensees.

5.3 - LICENSEE shall pay the royalties accruing during each Payment Computation Period (consisting of each day during each calendar month for each calendar year, including the first and the last day of each calendar month), ten (10) days after the end of such Payment Computation Period and such payment shall be accompanied by a royalty report stating the following:

(a) the number of Sold Units of each Licensed Product type sold during such Payment Computation Period; and

(b) the amount of the royalty payment due for each such Licensed Product during each such Payment Computation Period, broken down to reflect the derivation of such amount.

5.4 - Mode of Payment. All amounts payable under this Agreement shall be paid in U.S. Dollars in immediately available federal funds.

5.5 - Taxes. Any taxes required to be paid or withheld with respect to amounts payable to LICENSOR under this Agreement shall be deducted at the rates specified by applicable law, regulation or treaty from the amount of the payments due hereunder. LICENSEE for LICENSOR'S account shall promptly provide receipts from the relevant government or taxing authority evidencing payment of such taxes.

5.6 - Place of Payment. All payments under this Agreement shall be remitted to LICENSOR at its offices at the address specified in Article XVI.

5.7 - Books and Records. Until five (5) years after the termination of the License Period, LICENSEE shall keep full and accurate books and records setting forth the sales records and the amount of compensation payable with respect to the Sold Units of each Licensed Product. LICENSEE shall permit an independent certified public accountant selected by LICENSOR to examine such books and records, upon reasonable notice during working hours, at any time, but not later than two (2) years following the payment in question, for the purpose of verifying the reports, accounting and payments required by this Agreement.

5.8 - Product Prices. Based upon prices, terms and conditions set forth in a separate agreement, LICENSEE shall buy all of the CSRV Valve Seals to be utilized under this Agreement from LICENSOR. LICENSOR agrees to provide LICENSEE with such other subsystems of the Coates Spherical Rotary Valve System as LICENSEE may require, subject to prices, terms and conditions set forth in a separate contract. Prices to LICENSEE shall be competitive to prices charged to other LICENSEES for similar quantities of components or assemblies.

ARTICLE VI - PATENT ENFORCEMENT

6.1 - LICENSEE shall immediately inform LICENSOR of any infringement, potential or actual, of the Patent Rights which may come to LICENSEE'S attention. LICENSOR in its sole discretion may, but shall not be obligated to, take whatever steps it deems advisable to terminate any such potential or actual infringement of any of the Patent Rights. If LICENSOR shall elect not to pursue such third party, LICENSEE, at its sole cost and expense and with LICENSOR's approval, may take such action to terminate such infringement, in which event LICENSOR agrees to cooperate with LICENSEE.

ARTICLE VII - REPRESENTATIONS, OBLIGATIONS,

WARRANTIES AND DISCLAIMERS

7.1 - LICENSOR represents and warrants as follows:

(a) All Technical Information delivered prior to the date of the execution hereof has been, and all Technical Information delivered hereafter will be, to the best of LICENSOR'S knowledge, substantially accurate and complete with respect to material matters.

(b) LICENSOR is the rightful owner of the Patent Rights and has the exclusive right to license all of the Patent Rights, and all such Patent Rights pertaining to the CSRV Valve System under LICENSOR'S control and possession are set forth in Attachment 1.15.

(c) LICENSOR has the power and authority to execute, deliver and perform its obligations under this Agreement, and that neither the execution nor delivery of this Agreement nor the performance of its obligations hereunder will constitute a breach of the terms or provisions of any contract or agreement to which it is a party.

(d) LICENSOR shall not compete with LICENSEE at any time in the Territory only with respect to the Field of Use.

(e) LICENSOR is a duly organized, validly existing corporation of the State of Delaware and its corporate charter has never been revoked or suspended.

7.2 - LICENSEE represents and warrants as follows:

(a) LICENSEE has the power and authority to execute, deliver and perform its obligations under this Agreement, and that neither the execution nor delivery of this Agreement nor the performance of its obligations hereunder will constitute a breach of the terms or provisions of any contract or agreement to which it is a party.

(b) LICENSEE is a duly organized, validly existing corporation of the State of Delaware and its authority to operate as a corporation has never been revoked or suspended.

(c) LICENSEE has the financial capability to pay the consideration that is required by Article V.

7.3 - Obligations of LICENSEE. LICENSEE will:

(a) execute all such tasks as may be necessary to bring about the speedy manufacture, sale and use of Licensed Products consistent with good business practice;

(b) ensure that all steps within its power are undertaken with all reasonable speed to ensure that Licensed Products made by LICENSEE comply with all relevant governmental regulations in the Territory; and

(c) make or have made Licensed Products in a professional and workmanlike manner to meet general engineering standards.

7.4 - Limitation of LICENSOR'S Warranties.

(a) Nothing contained in this Agreement shall be construed as a warranty or representation by LICENSOR as to the validity or scope of any patent included in the Patent Rights. Furthermore, no warranty or representation is made by LICENSOR that the manufacture, use or sale or other disposition by LICENSEE of Licensed Products will be free of infringement of any patent or other rights of persons not a party hereto. LICENSOR shall not be obliged to defend, indemnify or hold LICENSEE harmless against suit, claim, demand or action based on actual or alleged infringement of any patent or other rights belonging to persons not a party to this Agreement. Any such suit, claim, demand or action based on actual or alleged infringement by LICENSEE shall not relieve LICENSEE from the performance of its obligations hereunder.

(b) LICENSOR makes no representations, extends no warranties of any kind, express or implied, and assumes no responsibility whatsoever with respect to the use, sale or other disposition by LICENSEE or its vendees or other transferees of products incorporating, or made by use of, Patent Rights, Technical Information and/or Technical Specifications furnished under this Agreement.

7.5 - Indemnification and Insurance.

(a) LICENSEE shall indemnify and hold LICENSOR harmless from and against any and all expenses (including attorneys fees and costs), claims, demands, liabilities or money judgments for death or bodily injury arising from the testing, manufacturing, sale or use of any Licensed Product by LICENSEE, or its vendees or transferees; provided, however, that LICENSEE shall give LICENSOR notice as soon as practicable of any claim or action to which the foregoing provisions apply. LICENSOR shall have the right, but not the obligation, to participate in any compromise, settlement or defense of any such claim or action.

(b) LICENSEE for the benefit of LICENSOR shall secure product liability insurance and comprehensive general liability insurance coverage designating LICENSOR as a named insured, for bodily injury and property damage, with a combined single limit coverage of not less than $10,000,000.00, from a recognized insurance company qualified to do business in the State of New Jersey that is acceptable to LICENSOR. As proof of insurance coverage, LICENSEE shall, within thirty (30) days of the Payment Date, provide a certificate of fully paid insurance, naming LICENSOR as an insured party, for LICENSOR'S approval, to be effective before LICENSEE makes, uses or sells any Licensed Product. Such insurance shall be maintained throughout the term of this License Agreement, and at all times LICENSEE shall ensure that LICENSOR is provided with a copy of the effective certificate of insurance.

(c) Each of the parties hereto shall indemnify and save harmless the other of, from and against any losses, damages and expenses (including legal fees and costs) which the other may suffer or incur by reason of a breach of any agreement, representation or warranty set forth in this Agreement.

(d) The provisions of Section 7.5 shall survive the termination or expiration of this Agreement.

ARTICLE VIII - DURATION AND TERMINATION

8.1 - Subject to the provisions of Section 8.3, all rights and obligations under this Agreement shall expire upon the expiration of the last to expire patent comprising the Patent Rights and any Improvement Patent added thereto.

8.2 - If either LICENSEE or LICENSOR commits a material breach of any provision of this Agreement, and such breach is not cured within thirty (30) days after the date on which a written notice of breach is sent to the breaching party, the non-breaching party shall have the right to terminate this Agreement upon ten (10) days further written notice.

8.3 - This Agreement shall terminate effective immediately upon:

(a) The filing by LICENSEE of an involuntary petition in bankruptcy, the entry of a decree or order by a court or agency or supervisory authority of competent jurisdiction for the appointment of a conservator, receiver, trustee in bankruptcy or liquidator for LICENSEE in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings, or the winding up or liquidation of its affairs, and the continuance of any such petition, decree or order undismissed or unstayed and in effect for a period of sixty (60) consecutive days; or

(b) The consent by LICENSEE to the appointment of a conservator, receiver, trustee in bankruptcy or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings of or relating to LICENSEE, or relating to substantially all of its property, or if LICENSEE shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any application insolvency, reorganization or bankruptcy statute, make an assignment for the benefit of its creditors or voluntarily suspend payment of its obligations.

8.4 - Termination shall not release either LICENSEE or LICENSOR from any obligation arising prior to such termination or any requirement pursuant to Article VII.

8.5 - In the event of any termination of this Agreement, other than because of LICENSEE'S default, LICENSEE shall be entitled to fill orders for Licensed Products already received and to make and to use and/or to sell Licensed Products for which commitments to customers have been made at the time of such termination, subject to the payment of applicable royalties.

8.6 - Any termination of this Agreement shall be without prejudice as to any obligation of either party to the other accruing prior to or at such termination. Applicable royalties shall be payable under Section 5.2 of Article V with respect to sales of all Licensed Products which were manufactured or were in the course of being manufactured prior to such termination or for which LICENSEE had accepted orders prior to such termination.

8.7 - The provisions of Article IV shall survive the termination or expiration of this Agreement.

ARTICLE IX - WAIVER

9.1 - No provision of this Agreement shall be deemed to have been modified by any acts of LICENSOR, its agents or employees, or by failure to object to any acts of LICENSEE which may be inconsistent herewith, or otherwise, except by a subsequent agreement in writing signed by both parties. No waiver of a breach committed by either party in one instance shall constitute a waiver or a license to commit or continue breaches in other or like instances.

ARTICLE X - LIMITATIONS OF RIGHTS AND AUTHORITY

10.1 - No right or title whatsoever in the Patent Rights, Licensed Products, Technical Specifications or Technical Information is granted by LICENSOR to LICENSEE, or shall be taken or assumed by LICENSEE, except as is specifically set forth or granted in this Agreement.

10.2 - Neither party shall in any respect whatsoever be taken to be the partner, agent or representative of the other party and neither party shall have any authority to assume any obligation for the other party or to commit the other party in any way.

10.3 - Neither party shall at any time heretofore or hereafter publicly state nor imply that the terms and conditions specified herein, or that the relationship between LICENSOR and LICENSEE, are in any way different from those specifically set forth in this Agreement. If requested by one party, the other party shall promptly supply the first party with copies of all public statements and of all promotional material relating to this Agreement and to Licensed Products.

ARTICLE XI - FORCE MAJEURE

11.1 - Neither LICENSOR nor LICENSEE shall be liable for the failure to perform or delay in performing obligations set forth in this Agreement and neither LICENSOR nor LICENSEE shall be deemed in breach of its obligations to the extent, and for so long as, such failure or delay or breach is due to natural disaster or any cause reasonably beyond the control of LICENSOR or LICENSEE. Either LICENSOR or LICENSEE desiring to invoke this Article shall notify the other party promptly of such desire and shall use reasonable efforts to resume performance of its obligations as soon as is reasonably possible. However, if performance by either LICENSOR or LICENSEE becomes impossible for more than one consecutive twelve (12) month period by reason thereof, this Agreement will be terminated upon either party giving thirty (30) days' advance written notice.

ARTICLE XII - INJUNCTIVE RELIEF FOR BREACH;

SEVERABILITY AND ENFORCEABILITY

12.1 - LICENSEE agrees that LICENSOR may not be adequately compensated by damages at law for a breach or threatened breach by LICENSEE of any of the provisions of Articles II, IV and XIII and sections 7.4 and 17.2 of this Agreement, and that LICENSOR shall be entitled to injunctive relief and specific performance in connection therewith, in addition to all other remedies.

12.2 - Each of the covenants contained in this Agreement shall be construed as separate covenants, and if any court of last resort shall determine that any such covenants are too broad as to the area, activity or time set forth therein, said area, activity or time shall be deemed reduced to whatever extent the court deems reasonable and such covenants shall be enforced as to such reduced area, activity or time, without limiting the scope or enforceability of the remaining provisions of those sections.

12.3 - If any provision of this Agreement is declared invalid by a court of last resort or by any court from the decision of which an appeal is not taken within the time provided by law, then, and in such an event, this Agreement will be deemed to have been terminated only as to the portion thereof which relates to the provision invalidated by that judicial decision, but this Agreement, in all other respects, will remain in force.

12.4 - It is specifically agreed that no provision in any manner violative of the anti-trust laws of the United States of America or other governmental authority within the Territory as now or hereafter enacted or construed, is intended to be or will be considered to be incorporated into this Agreement or will be binding upon the parties.

ARTICLE XIII - LIMITATION OF ASSIGNMENT BY LICENSEE

13.1 - The rights, duties and privileges of LICENSEE hereunder shall not be transferred or assigned by it, either in part or in whole, without prior written consent of LICENSOR, which may be denied, withheld or conditioned by LICENSOR in its sole discretion. However, LICENSEE shall have the right to transfer and assign its rights, duties and privileges under this Agreement in connection with its merger or consolidation with another firm or the sale of its entire business to another person or firm, provided that such person or firm shall have agreed with LICENSOR to perform all of the transferring party's obligations and duties hereunder.

ARTICLE XIV - GOVERNING LAW

14.1 - This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of New Jersey and each party hereby submits to the exclusive jurisdiction of any state or federal court located in the State of New Jersey in the event of any claims arising under this Agreement.

ARTICLE XV - ENTIRE AGREEMENT

15.1 - This Agreement sets forth the entire agreement and understanding by and between LICENSOR and LICENSEE as to the subject matter hereof and has priority over all documents, verbal consents and understandings made before the execution of this Agreement, and none of the terms of this Agreement shall be amended or modified except in a written document signed by LICENSOR and LICENSEE.

15.2 - In the event of an inconsistency between any of the terms of this Agreement and any translation thereof into another language, the English language version shall control.

ARTICLE XVI - NOTICES

16.1 - Any notice, consent or approval required under this Agreement shall be in English and in writing, and shall be delivered to the following addresses (a) personally by hand, (b) by certified mail, postage prepaid, with return receipt requested, or (c) by telefax, confirmed by such certified mail:

If to LICENSOR:

COATES INTERNATIONAL, LTD.

2100 HIGHWAY 34 & RIDGEWOOD ROAD

WALL TOWNSHIP, NJ 07719-9738

(732) 449-7717

(732) 449-0764

If to LICENSEE:

COATES MOTORCYCLE COMPANY, LTD.

2100 HIGHWAY 34 & RIDGEWOOD ROAD

WALL TOWNSHIP, NJ O7719-9738

Tel. No.: (732) 449-7717

Fax No.: (732) 449-0764

All notices shall be deemed effective upon the date delivered. If either party desires to change the address to which notice is sent to such party, it shall so notify the other party in writing in accordance with the foregoing.

ARTICLE XVII - MISCELLANEOUS

17.1 - Headings and References. Headings in this Agreement are included herein for ease of reference only and have no legal effect. References herein to Sections or Attachments are to Sections and Attachments to this Agreement, unless expressly stated otherwise.

17.2 - Restriction on Disclosure of Terms and Provisions.

(a) This Agreement shall be distributed solely to:

(i) those personnel of LICENSOR and LICENSEE who shall have a need to know its contents;

(ii) those persons whose knowledge of its contents will facilitate performance of the obligations of the parties under this Agreement;

(iii) those persons, if any, whose knowledge of its contents is essential in order to permit LICENSEE or LICENSOR to place or maintain or secure benefits under policies of insurance; or

(iv) as may be required by law, regulation or judicial order.

(b) In the event disclosure is required by law, regulation or judicial order, the disclosing party shall request that any disclosure be kept secret and shall attempt to minimize disclosure of the financial terms of this Agreement. Any party may publicly announce the existence of this Agreement, the manner in which the parties shall operate, and the areas of responsibility of each party. Except as legally required, no party may disclose the amount of payments or royalty rates without the consent of the other party. The parties will consult with each other prior to any press release relating to this Agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written above in duplicate by their duly authorized representatives.

LICENSOR:

ATTEST: COATES INTERNATIONAL, LTD.

________________________ By: _____________________________________

Secretary George J. Coates, President

ATTEST: LICENSEE:

COATES MOTORCYCLE COMPANY, LTD.

____________________________ By: ____________________________________

Secretary Gregory G. Coates, President

ATTACHMENT 1.15

PATENTS AND PATENT APPLICATIONS

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

6,293,098B1 (Methods &

Apparatus for Joining

Pressurized Exhaust

Manifold Sections) August 29, 2000 September 25, 2001

In addition to the foregoing issued patents, the following U.S. patent applications are pending to obtain protection for further inventions covering:

Application No. Description

10/074311 Improved Valve Seals for Rotary Valve Engine

PCT/USO1/26872 Cooling Assembly for Spherical Rotary Valve Engine

10/336,896 Rotary Valve & Valve Seal Assembly

10/313,540 Improved Spherical Rotary Intake Valve

10/287,419 Piston Head for Internal Combustion Engine

235-0035 Piston Head for Diesel Engine

235-034 Bearing Assembly

20010023 Mark IIIB (Divisional Spheres)

ATTACHMENT 1.15

PATENTS AND PATENT APPLICATIONS -CONTINUED:

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

Exhibit 10.12

LICENSE AGREEMENT

THIS AGREEMENT, dated this 30th day of April, 2003 by and between THE COATES TRUST having a business address at Katherina Court, 101 East Hill Place, Market Street North, Nassau, the Bahamas, GEORGE J. COATES and GREGORY G. COATES, having a business address at 1811 Murray Drive, Wall Township, NJ 07719-9738 (the "LICENSORS") and COATES MOTORCYCLE COMPANY, LTD., having a business address at 2100 Highway 34 & Ridgewood Road, Wall Township, NJ 07719-9738 (the "LICENSEE").

BACKGROUND

WHEREAS, LICENSOR owns and/or has the right to license certain Patent Rights and Technical Information (as hereinafter defined) relating to Licensed Products (as hereinafter defined) for the sale and use of the CSRV System in motorcycles for the rest of the world.

WHEREAS, LICENSOR desires to grant to LICENSEE certain rights under such Patent Rights and Technical Information in the Territory (as hereinafter defined);

WHEREAS, LICENSEE desires to acquire such rights in accordance with the terms and conditions hereinafter set forth.

NOW THEREFORE, in consideration of the premises and covenants, and other good and valuable consideration, and the mutual promises of the performance of the undertakings set forth herein, it is agreed by and among the parties hereto as follows:

ARTICLE l - DEFINITIONS

As set forth herein, the following terms shall be defined as follows:

1.1 - CSRV Valve System shall mean a cylinder head or heads for an internal combustion engine manufactured in accordance with the Patent Rights and/or Technical Information (as hereinafter defined) pertaining to the Coates Spherical Rotary Valve System.

1.2 - CSVR Valve Seal shall mean a valve seal for use with a CSRV Rotary Valve Sphere (as hereinafter defined) in the Coates Spherical Rotary Valve System.

1.3 - A CSRV Rotary Valve Sphere shall mean a spherical rotary valve used in the CSRV Valve System in accordance with the Technical Specifications.

1.4 - Dollars and $ shall mean the official currency of the government of the United States of America.

1.5 - Field of Use shall mean utilizing in the Territory the CSRV Valve System solely, and for no purpose other than, the use and sale of motorcycles incorporating gasoline-powered internal combustion engines, (excluding any non-military motor vehicle weighing over 8,000 pounds, which is intended to be driven on a public road, new vehicles, Porsche engines, Ford engines, General Motors engines, engines for Ford automobiles, engines for General Motors automobiles and engines for Porsche automobiles and any other engine the rights to which have previously been, or which may subsequently be, the subject of a license agreement between CIL and any third party) as the power plant for racing cars and passenger cars manufactured only and exclusively in the Territory. The Field of Use shall not include any of the following: any vehicles not specifically included in the Field of Use, any new vehicle or new engine, any engine not manufactured or retrofitted in the Territory, any truck of any size, motor home, SUV, tractor, farm equipment, motorized or self-propelled equipment, military vehicles or equipment of any kind, watercraft, marine engines, helicopters, airplanes, rockets, motorcycles, generators, turbines, compressors, retrofitting any engine that is not a V-8 or Chrysler V-10 engine, any engine not used in a racing car or passenger car, any power source for any equipment or product other than motor vehicles, such as lawnmowers, or the pressurization or distribution of natural or well gas, Porsche engines, Ford engines, General Motors engines, engines for Ford automobiles, engines for General Motors automobiles, engines for Porsche automobiles and any other engine the rights to which have previously been, or which may subsequently be, the subject of a license agreement between CIL and any third party).

1.6 - Head Part as defined in Section 1.12.

1.7 - Head Unit as defined in Section 1.12.

1.8 - Improvement shall mean any improvement, change or modification to the CSRV System which may be developed, created or acquired by either party to this Agreement, but only to the extent that the same comes within the scope of one or more claims in the Patent Rights (as hereinafter defined).

1.9 - Improvement Patent is a patent that covers an Improvement.

1.10 - LICENSEE shall mean LICENSEE as specified on the title page of this Agreement and any subsidiary thereof having more than 50% of its ordinary voting shares held and/or controlled by LICENSEE.

1.11 - License Period as defined in Section 2.1.

1.12 - Licensed Product shall mean a new gasoline-powered internal combustion engine head, as limited by the Field of Use, incorporating the Patent Rights and/or Technical Information in its design and manufacture ("Head Unit(s)") as well as parts and accessories incorporating in their design and manufacture the Patent Rights and/or Technical Information and which form a part of the Head Unit ("Head Part(s)"). Licensed Product shall also mean any other product manufactured and/or sold by LICENSEE, with the written permission of LICENSOR, based on the Patent Rights and/or Technical Information.

1.13 - Licensing Fee as defined in Section 5.1.

1.14 - Manufactured Unit shall mean a Licensed Product, irrespective of whether it has been sold by the LICENSOR to a third party, that has completed the manufacturing process and as a result, is included in the determination of royalty payments due and owing to LICENSOR pursuant to the terms of this Agreement. In the case of a Head Unit, a Licensed Product shall be considered a Manufactured Unit when a casting for the engine head is made. In the case of a Head Part, a Licensed Product shall be considered a Manufactured Unit when the casting process is complete.

1.15 - Patent Rights shall mean the patents and patent applications and all patents which may be issued pursuant to such patent applications, as listed in Attachment 1.15, together with any continuations or continuations in part thereof, and all patents issuing thereon including reissues, patents of addition and any registration or confirmation patents corresponding thereto and all corresponding foreign patents and patent applications.

1.16 - Payment Computation Period as defined in Section 5.3.

1.17 - Regulatory Approval shall mean all governmental approvals necessary for LICENSEE to have the right to market or use the Licensed Product in the Territory.

1.18 - Regulatory Authority shall mean the national, state or local authority responsible for granting Regulatory Approval in the Territory.

1.19 - Royalty and/or Royalties as defined in Section 5.2.

1.20 - Technical Information shall mean all information concerning the Coates Spherical Rotary Valve System disclosed by LICENSOR to LICENSEE, together with all proprietary information, trade secrets, skills and experience, recorded and unrecorded, accumulated from time to time during the term of this Agreement, relating to the Licensed Product and all designs, drawings, specifications and the like, owned by LICENSOR, insofar as the same relate to the Licensed Product.

1.21 - Technical Specifications shall mean the specifications and performance parameters developed by LICENSOR for the Coates Spherical Rotary Valve System.

1.22 - Territory shall mean all of the countries and their territories and possessions in the World except, however, all of the countries and their territories comprising North America, Central America and South America.

ARTICLE II - LICENSES GRANTED

2.1 - Licenses Granted to LICENSEE

Subject to the terms and conditions set forth herein, for a license period equal to the duration of the Patents commencing upon the Payment Date, as defined in Section 5.1 (the "License Period"), unless terminated pursuant to Article VIII, LICENSOR hereby grants to LICENSEE:

(a) Engines. A license, without the right to grant sublicenses to use, sell or franchise to others, throughout the Territory within the Field of Use under the Patent Rights and Technical Information subject to the payment of royalties as provided herein, to use and sell motorcycles and engines that incorporate the CSRV Valve System in accordance with the Technical Specifications, and to sell, lease or otherwise dispose of such motorcycles and engines; and

(b) CSRV Valve Seals. Within the limitations set forth in subsections 2.1(a), a non-exclusive license to use CSRV Valve Seals solely in the manufacture of CSRV Valve Systems for incorporation into motor vehicle engines throughout the Territory within the Field of Use under the Patent Rights and Technical Information subject to the payment of royalties as provided herein.

2.2 - Limitation of Licenses Granted. The licenses granted in Section 2.1 are subject to the following:

(a) No license is granted to LICENSEE to make or have made CSRV Valve Seals. It is understood and agreed that one such CSRV Valve Seal shall be used in conjunction with each CSRV Rotary Valve Sphere incorporated in the CSRV Valve System by LICENSEE and only CSRV Valve Seals shall be used in the manufacture, or in the subsequent servicing, of any CSRV Valve System or any internal combustion engine that incorporates the CSRV Valve System, a CSRV Valve Seal or a CSRV Rotary Valve System. As set forth in Section 5.8 of this Agreement, the terms and conditions pursuant to which the LICENSOR shall sell CSRV Valve Seals to the LICENSEE shall be set forth in a separate contract.

(b) No license is granted to LICENSEE with respect to CSRV Valve Systems which are sold, leased or used except under the name and the warranties of LICENSEE. The manufacture and sale of Licensed Products on a subcontract basis, where the name of LICENSEE is not clearly associated with the manufacture of the Licensed Product, is expressly excluded from, and prohibited by, this License.

(c) No license is granted to LICENSEE with respect to any other purpose or use except the Field of Use, including any new vehicle or new engine, the power source for the generation of electrical energy, the pressurization and distribution of natural gas or well gas for commercial use or for private use or for individual homes or for any other purpose, use or application, any truck of any size, motor home, SUV, tractor, farm equipment, motorized or self-propelled equipment, watercraft, marine engines, helicopters, airplanes, rockets,

generators, turbines, compressors, any engine not fueled by gasoline, any power source for any equipment or product other than motor vehicles, such as lawnmowers, Porsche engines, Ford engines, General Motors engines, engines for Ford automobiles, engines for General Motors automobiles, engines for Porsche automobiles and any other engine the rights to which have previously been, or which may subsequently be, the subject of a license agreement between CIL and any third party).

(d) No license is granted to LICENSEE to permit the manufacture or processing of any CSRV Valve System components by a subcontractor except pursuant to the express prior written consent of LICENSOR which the LICENSOR shall not be obligated to grant.

2.3 - Furnishing Know-How and Supporting Services.

LICENSOR will promptly upon execution of this Agreement, furnish to LICENSEE copies of all documents and items comprising the Technical Information and Technical Specifications so that LICENSEE, as its own cost and expense, can create the design and specifications for the Licensed Product.

2.4 - Improvements.

(a) If LICENSOR has heretofore brought about or shall hereafter during the License Period bring about any Improvement to Licensed Products, LICENSOR shall promptly disclose such Improvement to LICENSEE.

(b) If LICENSEE has heretofore brought about or shall hereafter during the License Period bring about any Improvement, LICENSEE shall promptly disclose such Improvement to LICENSOR. If such Improvement appears to be patentable, LICENSOR shall have the first option to file a patent application thereon in LICENSOR's name. The expense of filing, securing and maintaining patent protection on such Improvement shall be borne by LICENSOR. If LICENSOR shall elect not to file any such patent application, then LICENSEE shall have the option to do so in its own name and at its own expense.

(c) LICENSEE agrees to grant and hereby grants to LICENSOR a non-exclusive, royalty-free license, together with the right to grant sublicenses to other licensees of LICENSOR under each of said patent applications and any patents issuing as set forth in subsection 2.4(b).

(d) If LICENSOR receives from another licensee of the Coates Spherical Rotary Valve System a non-exclusive, royalty-free license, together with a right to grant sublicenses for an Improvement, LICENSOR shall promptly inform LICENSEE of such Improvement and shall include such patent applications and/or patents issuing thereon in Attachment 1.15.

2.5 - Patent Markings.

LICENSEE shall mark on an exposed surface of all Licensed Products made pursuant to the authority set forth in this Agreement appropriate patent markings identifying LICENSOR as owner of the patents and/or patent applications. The content, form and language used in such markings shall be in accordance with all applicable laws and shall be approved in advance, in writing, by LICENSOR.

2.6 - Acknowledgement of License.

On all CSRV Valve Systems, LICENSEE shall acknowledge that the same are manufactured under license from LICENSOR. Unless otherwise agreed to by the parties, the following notice shall be used by LICENSEE on an exposed surface of all Licensed Products: "Manufactured under license from Coates International Ltd." Such notice shall also be used in all descriptive materials and instruction and service manuals relating to the Coates Spherical Rotary Valve System.

ARTICLE III - TECHNICAL COOPERATION AND APPROVALS

3.1 - Technical Cooperation.

Upon request by LICENSEE, LICENSOR shall furnish to LICENSEE technical assistance with respect to the design and product engineering of the Coates Spherical Rotary Valve System. Such technical assistance and the compensation that LICENSEE is to pay to LICENSOR will be provided under the terms of a separate engineering contract.

3.2 - Regulatory Approval.

During the License Period, LICENSEE assumes the complete responsibility, at LICENSEE'S sole cost and expense, for obtaining Regulatory Approval, where required, from each Regulatory Authority, for the manufacture, sale and use of the Coates Spherical Rotary Valve System in the Territory.

LICENSOR, at the sole cost and expense of LICENSEE, agrees to provide LICENSEE with all reasonable assistance and cooperation in the preparation and submission of any application for Regulatory Approval.

ARTICLE IV - CONFIDENTIAL INFORMATION

4.1 - LICENSEE shall use all Technical Information and Technical Specifications obtained heretofore or hereafter from LICENSOR for the sole purpose of manufacturing and selling Licensed Products under this Agreement.

4.2 - LICENSE shall hold in confidence any and all Technical Information and Technical Specifications disclosed directly or indirectly to LICENSEE by LICENSOR, under this Agreement except that such obligation does not extend to: (a) Technical Information and Technical Specifications which at the time of the disclosure are in the public domain; (b) Technical Information and Technical Specifications which after disclosure is published or otherwise becomes part of the public domain through no fault of LICENSEE (but only after, and only to the extent that, it is published or otherwise becomes part of the public domain); (c) Technical Information and Technical Specifications which LICENSEE can prove was in its possession (as evidenced by LICENSEE's written records) at the time of the disclosure and was not acquired, directly or indirectly from LICENSOR or from a third party under an obligation of confidence; and (d) Technical Information and Technical Specifications which LICENSEE can prove was received by it (as evidenced by LICENSEE's written records) after the expiration of the License Period from a third party who did not require LICENSEE to hold such information in confidence and who did not acquire it, directly or indirectly from LICENSOR under an obligation of confidence.

4.3 - LICENSEE shall upon request by LICENSOR, obtain from its officers, employees and other persons having access to Technical Information and Technical Specifications, a duly-binding agreement to maintain such information in confidence by any such person in a form acceptable to LICENSOR.

4.4 - Within thirty (30) days of the expiration of the License Period LICENSEE shall return to LICENSOR all Technical Information and Technical Specifications together with all other confidential information belonging to LICENSOR.

ARTICLE V - PAYMENTS

5.1 - Licensing Fee. In consideration of the rights granted hereunder, LICENSEE shall pay LICENSORS a total Licensing Fee of 2,500,000 common shares of LICENSEE, which 2,500,000 common shares which shall be issued to the LICENSORS as follows: 500,000 shares, to the Coates Trust, 1,000,000 common shares To Gregory G. Coates and 1,000,000 common shares To George J. Coates (the "Licensing Fee"), issuable on the date on which LICENSEE executes this Agreement. The date upon which LICENSEE pays the license fee to LICENSORS shall be referred to as the "Payment Date" for purposes of this Agreement. LICENSORS and LICENSEE acknowledge that the LICENSEE'S common stock issued and delivered pursuant to this Agreement to LICENSORS shall not have any pre-emptive rights of any nature whatsoever and shall be subject to future dilution in the sole and exclusive discretion of LICENSEE for proper corporate purposes.

5.2 - Royalties.

(a) In further consideration for the grant of the License set forth in Article II of this License Agreement, LICENSEE shall pay LICENSOR a royalty for each Manufactured Unit sold in the Territory in the amount of $50.00 per each 1,000 cc. The royalties provided for in this Section 5.2 shall be payable with respect to each Manufactured Unit sold outside the USA and Western Hemisphere.

(b) Except as otherwise specified, the royalty payments required by Section 5.2 shall accrue when a Licensed Product becomes a Manufactured Unit produced by LICENSEE for export..

5.3 - LICENSEE shall pay the royalties accruing during each Payment Computation Period (consisting of each day during each calendar month for each calendar year, including the first and the last day of each calendar month), ten (10) days after the end of such Payment Computation Period and such payment shall be accompanied by a royalty report stating the following:

(a) the number of Manufactured Units of each Licensed Product type manufactured during such Payment Computation Period; and

(b) the amount of the royalty payment due for each such Licensed Product during each such Payment Computation Period, broken down to reflect the derivation of such amount.

5.4 - Mode of Payment. All amounts payable under this Agreement shall be paid in U.S. Dollars in immediately available federal funds.

5.5 - Taxes. Any taxes required to be paid or withheld with respect to amounts payable to LICENSOR under this Agreement shall be deducted at the rates specified by applicable law, regulation or treaty from the amount of the payments due hereunder. LICENSEE for LICENSOR's account shall promptly provide receipts from the relevant government or taxing authority evidencing payment of such taxes.

5.6 - Place of Payment. All payments under this Agreement shall be remitted to LICENSOR at its offices at the address specified in Article XVI.

5.7 - Books and Records. Until five (5) years after the termination of the License Period, LICENSEE shall keep full and accurate books and records setting forth the manufacturing records and the amount of compensation payable with respect to the Manufactured Units of each Licensed Product. LICENSEE shall permit an independent certified public accountant selected by LICENSOR to examine such books and records, upon reasonable notice during working hours, at any time, but not later than two (2) years following the payment in question, for the purpose of verifying the reports, accounting and payments required by this Agreement.

5.8 - Product Prices. Based upon prices, terms and conditions set forth in a separate agreement, LICENSEE shall buy all of the CSRV Valve Seals to be utilized under this Agreement from LICENSOR. LICENSOR agrees to provide LICENSEE with such other subsystems of the Coates Spherical Rotary Valve System as LICENSEE may require, subject to prices, terms and conditions set forth in a separate contract. Prices to LICENSEE shall be competitive to prices charged to other licensees for similar quantities of components or assemblies.

ARTICLE VI - PATENT ENFORCEMENT

6.1 - LICENSEE shall immediately inform LICENSOR of any infringement, potential or actual, of the Patent Rights which may come to LICENSEE's attention. LICENSOR in its sole discretion may, but shall not be obligated to, take whatever steps it deems advisable to terminate any such potential or actual infringement of any of the Patent Rights. If LICENSOR shall elect not to pursue such third party, LICENSEE, at its sole cost and expense and with LICENSOR's approval, may take such action to terminate such infringement, in which event LICENSOR agrees to cooperate with LICENSEE.

ARTICLE VII - REPRESENTATIONS, OBLIGATIONS,

WARRANTIES AND DISCLAIMERS

7.1 - LICENSOR represents and warrants as follows:

(a) All Technical Information delivered prior to the date of the execution hereof has been, and all Technical Information delivered hereafter will be, to the best of LICENSOR's knowledge, substantially accurate and complete with respect to material matters.

(b) LICENSOR is the rightful owner of the Patent Rights and has the exclusive right to license all of the Patent Rights, and all such Patent Rights pertaining to the CSRV Valve System under LICENSOR's control and possession are set forth in Attachment 1.15.

(c) LICENSOR has the power and authority to execute, deliver and perform its obligations under this Agreement, and that neither the execution nor delivery of this Agreement nor the performance of its obligations hereunder will constitute a breach of the terms or provisions of any contract or agreement to which it is a party.

(d) LICENSOR shall not compete with LICENSEE at any time in the Territory only with respect to the Field of Use.

(e) LICENSOR is a duly organized, validly existing corporation of the State of Delaware and its corporate charter has never been revoked or suspended.

7.2 - LICENSEE represents and warrants as follows:

(a) LICENSEE has the power and authority to execute, deliver and perform its obligations under this Agreement, and that neither the execution nor delivery of this Agreement nor the performance of its obligations hereunder will constitute a breach of the terms or provisions of any contract or agreement to which it is a party.

(b) LICENSEE is a duly organized, validly existing corporation of the State of Delaware operating in the state of New Jersey and its authority to operate as a corporation has never been revoked or suspended.

(c) LICENSEE has the financial capability to pay the consideration that is required by Article V.

7.3 - Obligations of LICENSEE. LICENSEE will:

(a) execute all such tasks as may be necessary to bring about the speedy sale and use of Licensed Products consistent with good business practice;

(b) ensure that all steps within its power are undertaken with all reasonable speed to ensure that Licensed Products sold by LICENSEE comply with all relevant governmental regulations in the Territory; and

(c) make or have made Licensed Products in a professional and workmanlike manner to meet general engineering standards.

7.4 - Limitation of LICENSOR's Warranties.

(a) Nothing contained in this Agreement shall be construed as a warranty or representation by LICENSOR as to the validity or scope of any patent included in the Patent Rights. Furthermore, no warranty or representation is made by LICENSOR that the manufacture, use or sale or other disposition by LICENSEE of Licensed Products will be free of infringement of any patent or other rights of persons not a party hereto. LICENSOR shall not be obliged to defend, indemnify or hold LICENSEE harmless against suit, claim, demand or action based on actual or alleged infringement of any patent or other rights belonging to persons not a party to this Agreement. Any such suit, claim, demand or action based on actual or alleged infringement by LICENSEE shall not relieve LICENSEE from the performance of its obligations hereunder.

(b) LICENSOR makes no representations, extends no warranties of any kind, express or implied, and assumes no responsibility whatsoever with respect to the use, sale or other disposition by LICENSEE or its vendees or other transferees of products incorporating, or made by use of, Patent Rights, Technical Information and/or Technical Specifications furnished under this Agreement.

7.5 - Indemnification and Insurance.

(a) LICENSEE shall indemnify and hold LICENSOR harmless from and against any and all expenses (including attorneys fees and costs), claims, demands, liabilities or money judgments for death or bodily injury arising from the testing, manufacturing, sale or use of any Licensed Product by LICENSEE, or its vendees or transferees; provided, however, that LICENSEE shall give LICENSOR notice as soon as practicable of any claim or action to which the foregoing provisions apply. LICENSOR shall have the right, but not the obligation, to participate in any compromise, settlement or defense of any such claim or action.

(b) LICENSEE for the benefit of LICENSOR shall secure product liability insurance and comprehensive general liability insurance coverage designating LICENSOR as a named insured, for bodily injury and property damage, with a combined single limit coverage of not less than $10,000,000.00, from a recognized insurance company qualified to do business in the State of New Jersey that is acceptable to LICENSOR. As proof of insurance coverage, LICENSEE shall, within thirty (30) days of the Payment Date, provide a certificate of fully paid insurance, naming LICENSOR as an insured party, for LICENSOR's approval, to be effective before LICENSEE makes, uses or sells any Licensed Product. Such insurance shall be maintained throughout the term of this License Agreement, and at all times LICENSEE shall ensure that LICENSOR is provided with a copy of the effective certificate of insurance.

(c) Each of the parties hereto shall indemnify and save harmless the other of, from and against any losses, damages and expenses (including legal fees and costs) which the other may suffer or incur by reason of a breach of any agreement, representation or warranty set forth in this Agreement.

(d) The provisions of Section 7.5 shall survive the termination or expiration of this Agreement.

ARTICLE VIII - DURATION AND TERMINATION

8.1 - Subject to the provisions of Section 8.3, all rights and obligations under this Agreement shall expire upon the expiration of the last to expire patent comprising the Patent Rights and any Improvement Patent added thereto.

8.2 - If either LICENSEE or LICENSOR commits a material breach of any provision of this Agreement, and such breach is not cured within thirty (30) days after the date on which a written notice of breach is sent to the breaching party, the non-breaching party shall have the right to terminate this Agreement upon ten (10) days further written notice.

8.3 - This Agreement shall terminate effective immediately upon:

(a) The filing by LICENSEE of an involuntary petition in bankruptcy, the entry of a decree or order by a court or agency or supervisory authority of competent jurisdiction for the appointment of a conservator, receiver, trustee in bankruptcy or liquidator for LICENSEE in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings, or the winding up or liquidation of its affairs, and the continuance of any such petition, decree or order undismissed or unstayed and in effect for a period of sixty (60) consecutive days; or

(b) The consent by LICENSEE to the appointment of a conservator, receiver, trustee in bankruptcy or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities, bankruptcy or similar proceedings of or relating to LICENSEE, or relating to substantially all of its property, or if LICENSEE shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any application insolvency, reorganization or bankruptcy statute, make an assignment for the benefit of its creditors or voluntarily suspend payment of its obligations.

8.4 - Termination shall not release either LICENSEE or LICENSOR from any obligation arising prior to such termination or any requirement pursuant to Article VII.

8.5 - In the event of any termination of this Agreement, other than because of LICENSEE's default, LICENSEE shall be entitled to fill orders for Licensed Products already received and to make and to use and/or to sell Licensed Products for which commitments to customers have been made at the time of such termination, subject to the payment of applicable royalties.

8.6 - Any termination of this Agreement shall be without prejudice as to any obligation of either party to the other accruing prior to or at such termination. Applicable royalties shall be payable under Section 5.2 of Article V with respect to sales of all Licensed Products which were manufactured for export or were in the course of being manufactured prior to such termination or for which LICENSEE had accepted orders prior to such termination.

8.7 - The provisions of Article IV shall survive the termination or expiration of this Agreement.

ARTICLE IX - WAIVER

9.1 - No provision of this Agreement shall be deemed to have been modified by any acts of LICENSOR, its agents or employees, or by failure to object to any acts of LICENSEE which may be inconsistent herewith, or otherwise, except by a subsequent agreement in writing signed by both parties. No waiver of a breach committed by either party in one instance shall constitute a waiver or a license to commit or continue breaches in other or like instances.

ARTICLE X - LIMITATIONS OF RIGHTS AND AUTHORITY

10.1 - No right or title whatsoever in the Patent Rights, Licensed Products, Technical Specifications or Technical Information is granted by LICENSOR to LICENSEE, or shall be taken or assumed by LICENSEE, except as is specifically set forth or granted in this Agreement.

10.2 - Neither party shall in any respect whatsoever be taken to be the partner, agent or representative of the other party and neither party shall have any authority to assume any obligation for the other party or to commit the other party in any way.

10.3 - Neither party shall at any time heretofore or hereafter publicly state nor imply that the terms and conditions specified herein, or that the relationship between LICENSOR and LICENSEE, are in any way different from those specifically set forth in this Agreement. If requested by one party, the other party shall promptly supply the first party with copies of all public statements and of all promotional material relating to this Agreement and to Licensed Products.

ARTICLE XI - FORCE MAJEURE

11.1 - Neither LICENSOR nor LICENSEE shall be liable for the failure to perform or delay in performing obligations set forth in this Agreement and neither LICENSOR nor LICENSEE shall be deemed in breach of its obligations to the extent, and for so long as, such failure or delay or breach is due to natural disaster or any cause reasonably beyond the control of LICENSOR or LICENSEE. Either LICENSOR or LICENSEE desiring to invoke this Article shall notify the other party promptly of such desire and shall use reasonable efforts to resume performance of its obligations as soon as is reasonably possible. However, if performance by either LICENSOR or LICENSEE becomes impossible for more than one consecutive twelve (12) month period by reason thereof, this Agreement will be terminated upon either party giving thirty (30) days' advance written notice.

ARTICLE XII - INJUNCTIVE RELIEF FOR BREACH;

SEVERABILITY AND ENFORCEABILITY

12.1 - LICENSEE agrees that LICENSOR may not be adequately compensated by damages at law for a breach or threatened breach by LICENSEE of any of the provisions of Articles II, IV and XIII and sections 7.4 and 17.2 of this Agreement, and that LICENSOR shall be entitled to injunctive relief and specific performance in connection therewith, in addition to all other remedies.

12.2 - Each of the covenants contained in this Agreement shall be construed as separate covenants, and if any court of last resort shall determine that any such covenants are too broad as to the area, activity or time set forth therein, said area, activity or time shall be deemed reduced to whatever extent the court deems reasonable and such covenants shall be enforced as to such reduced area, activity or time, without limiting the scope or enforceability of the remaining provisions of those sections.

12.3 - If any provision of this Agreement is declared invalid by a court of last resort or by any court from the decision of which an appeal is not taken within the time provided by law, then, and in such an event, this Agreement will be deemed to have been terminated only as to the portion thereof which relates to the provision invalidated by that judicial decision, but this Agreement, in all other respects, will remain in force.

12.4 - It is specifically agreed that no provision in any manner violative of the anti-trust laws of the United States of America or other governmental authority within the Territory as now or hereafter enacted or construed, is intended to be or will be considered to be incorporated into this Agreement or will be binding upon the parties.

ARTICLE XIII - LIMITATION OF ASSIGNMENT BY LICENSEE

13.1 - The rights, duties and privileges of LICENSEE hereunder shall not be transferred or assigned by it, either in part or in whole, without prior written consent of LICENSOR, which may be denied, withheld or conditioned by LICENSOR in its sole discretion. However, LICENSEE shall have the right to transfer and assign its rights, duties and privileges under this Agreement in connection with its merger or consolidation with another firm or the sale of its entire business to another person or firm, provided that such person or firm shall have agreed with LICENSOR to perform all of the transferring party's obligations and duties hereunder.

ARTICLE XIV - GOVERNING LAW

14.1 - This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of New Jersey and each party hereby submits to the exclusive jurisdiction of any state or federal court located in the State of New Jersey in the event of any claims arising under this Agreement.

ARTICLE XV - ENTIRE AGREEMENT

15.1 - This Agreement sets forth the entire agreement and understanding by and between LICENSOR and LICENSEE as to the subject matter hereof and has priority over all documents, verbal consents and understandings made before the execution of this Agreement, and none of the terms of this Agreement shall be amended or modified except in a written document signed by LICENSOR and LICENSEE.

15.2 - In the event of an inconsistency between any of the terms of this Agreement and any translation thereof into another language, the English language version shall control.

ARTICLE XVI - NOTICES

16.1 - Any notice, consent or approval required under this Agreement shall be in English and in writing, and shall be delivered to the following addresses (a) personally by hand, (b) by certified mail, postage prepaid, with return receipt requested, or (c) by telefax, confirmed by such certified mail:

If to LICENSEE:

COATES MOTORCYCLE COMPANY, LTD.

2100 Highway #34 & Ridgewood Road

Wall Township, New Jersey 07719-9738

If to LICENSORS:

Mr. GEORGE J. COATES & GREGORY G. COATES

1811 MURRAY DRIVE

WALL TOWNSHIP, NEW JERSEY O7719

AND

THE COATES TRUST

KATHERINA COURT

101 EAST HILL PLACE

MARKET STREET NORTH

NASSAU, THE BAHAMAS

All notices shall be deemed effective upon the date delivered. If either party desires to change the address to which notice is sent to such party, it shall so notify the other party in writing in accordance with the foregoing.

ARTICLE XVII - MISCELLANEOUS

17.1 - Headings and References. Headings in this Agreement are included herein for ease of reference only and have no legal effect. References herein to Sections or Attachments are to Sections and Attachments to this Agreement, unless expressly stated otherwise.

17.2 - Restriction on Disclosure of Terms and Provisions.

(a) This Agreement shall be distributed solely to:

(i) those personnel of LICENSOR and LICENSEE who shall have a need to know its contents;

(ii) those persons whose knowledge of its contents will facilitate performance of the obligations of the parties under this Agreement;

(iii) those persons, if any, whose knowledge of its contents is essential in order to permit LICENSEE or LICENSOR to place or maintain or secure benefits under policies of insurance; or

(iv) as may be required by law, regulation or judicial order.

(b) In the event disclosure is required by law, regulation or judicial order, the disclosing party shall request that any disclosure be kept secret and shall attempt to minimize disclosure of the financial terms of this Agreement. Any party may publicly announce the existence of this Agreement, the manner in which the parties shall operate, and the areas of responsibility of each party. Except as legally required, no party may disclose the amount of payments or royalty rates without the consent of the other party. The parties will consult with each other prior to any press release relating to this Agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written above in duplicate by their duly authorized representatives.

LICENSORS:

ATTEST: THE COATES TRUST

________________________ By: _____________________________________

Secretary

WITNESS: GEORGE J. COATES

____________________________ ____________________________________

George J. Coates

WITNESS: GREGORY G. COATES

____________________________ ____________________________________ Gregory G. Coates

ATTEST: LICENSEE:

COATES MOTORCYCLE COMPANY, LTD.

_____________________________ By:___________________________________

Gregory G. Coates, President

ATTACHMENT 1.15

PATENTS AND PATENT APPLICATIONS

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

6,293,098B1 (Methods &

Apparatus for Joining

Pressurized Exhaust

Manifold Sections) August 29, 2000 September 25, 2001

In addition to the foregoing issued patents, the following U.S. patent applications are pending to obtain protection for further inventions covering:

Application No. Description

10/074311 Improved Valve Seals for Rotary Valve Engine

PCT/USO1/26872 Cooling Assembly for Spherical Rotary Valve Engine

10/336,896 Rotary Valve & Valve Seal Assembly

10/313,540 Improved Spherical Rotary Intake Valve

10/287,419 Piston Head for Internal Combustion Engine

235-0035 Piston Head for Diesel Engine

235-034 Bearing Assembly

20010023 Mark IIIB (Divisional Spheres)

ATTACHMENT 1.15

PATENTS AND PATENT APPLICATIONS -CONTINUED:

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

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Coates International, Ltd., (the "Company") on Form 10-QSB for the for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George J. Coates, President, Chief Executive Officer and Principal Financial Officer of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Dated: May 14, 2003

___/s/ George J. Coates_______________

George J. Coates, President, Chief Executive

Officer and Principal Financial Officer