Form 10QSB
period 2003-06-30
COATES INTERNATIONAL LTD \DE\
filed 2003-08-19
CIK 948426

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange

Act of 1934

For Quarter Ended June 30, 2003

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

Yes [X] No [ ]

As of June 30, 2003, there were 265,203,440 shares of the Registrant's common stock were issued and outstanding.

INDEX

PAGE

NUMBER

-------------

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Consolidated Balance Sheet

- June 30, 2003 1

Consolidated Statements of Operations

- Three months ended June 30, 2003 and 2002 2

Consolidated Statements of Cash Flows

- Three months ended June 30, 2003 and 2002 3

Notes to Consolidated Financial Statements 4

Item 2 Management's Discussion and Analysis of Financial Condition

and Results of Operations 5-8

Item 3 Controls and Procedures --

PART II - OTHER INFORMATION 9

Item 1. Legal Proceedings 9

Item 2. Changes in Securities 9

Item 3. Defaults upon Senior Securities 9

Item 4. Submission of Matters to a Vote of Security Holders 9

Item 5. Other Information 9

Item 6. Exhibits and Reports on Form 8-K 9

SIGNATURES 10

Certifications pursuant to Sections 906 and 302 of the

Sarbanes-Oxley Act of 2002 11 - 13

Coates International, Ltd. and Subsidiary

Financial Statements

June 30, 2003

Coates International, Ltd. and Subsidiary

Index to the Financial Statements

June 30, 2003

Page

Financial Statements

Condensed Balance Sheet 1

Condensed Statements of Operations 2

Condensed Statements of Cash Flows 3

Notes to the Condensed Financial Statements 4

Coates International, Ltd. and Subsidiary

Condensed Consolidated Balance Sheet

June 30, 2003

(Unaudited)
Assets
Current Assets
Cash	$740,526
Inventory	475,344
Deferred offering costs	44,870
Total Current Assets	1,260,740
Property, Plant and Equipment - Net of accumulated depreciation of $558,262	1,649,517
Other Assets	9,729
Mortgage loan costs, net of accumulated amortization of $55,131	2,500
Deposits
Total Assets	2,922,486
Liabilities and Stockholders-Equity (Deficit)
Current Liabilities
Current portion of mortgage payable	4,770
Accounts payable and accrued expenses	854,602
Due to officer	1,000
Total Current Liabilities	860,372

Customer deposits	4,500
License deposits	940,000
Mortgage payable, net of current portion	869,635
Total Liabilities	2,674,507

Minority interest	56,118
Stockholders' Equity (Deficit)
Common stock, $.00001par value, 1,000,000,000 shares authorized, 265,203,440 shares issued and outstanding	2,652
Additional paid-in capital	15,716,740
Accumulated deficit	(15,527,531)
Total Stockholders' Deficiency	191,861
Total Liabilities and Stockholders' Deficiency	$2,922,486

See notes to the condensed financial statements.

Coates International, Ltd. and Subsidiary

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Expenses:
Research and development costs - related party	$31,000	$-	$72,000	$-
Research and development costs	18,267	121,256	40,058	227,070
General and administrative expenses	293,468	1,155,322	607,768	1,368,406
Depreciation and amortization expense	19,049	13,949	34,864	26,956
Total Operating Expenses	361,784	1,290,527	754,690	1,622,432
(Loss) From Operations	(361,784)	(1,290,527)	(754,690)	(1,622,432)
Other Income (Expense):
Interest income	816	4,505	2,114	6,050
Interest expense	(47,486)	(23,185)	(86,247)	(65,093)
Gain on sale of equipment	-	2,800	-	2,800
Total Other Income (Expense)	(46,670)	(15,880)	(84,133)	(56,243)

Minority interest in subsidiary	43,881	-	43,881	-

Net (Loss) Before Benefit From Income Taxes	(364,573)	(1,306,407)	(794,942)	(1,678,675)

Benefit From Income Taxes	-	-	-	-
Net (Loss)	$(364,573)	(1,306,407)	$(794,942)	$(1,678,675)
(Loss) Per Share	0.00	0.00	$0.00	$(0.01)
Weighted Average Number of Common Shares Outstanding	265,121,494	264,850,996	265,101,772	264,850,996

See notes to the condensed financial statements.

Coates International, Ltd. and Subsidiary

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash Flow From Operating Activities	$(870,639)	$(114,309)
Cash Flow From Investing Activities	-	(25,893)
Cash Flow From Financing Activities
Proceeds from issuance of common stock	550,000	1,542,500
Repayment of mortgage payable	(18,102)	(10,350)
Net Cash Provided by Financing Activities	531,898	1,532,150
Net Increase (Decrease) in Cash	(338,741)	1,391,948
Cash - Beginning of Periods	1,079,267	714,329
Cash - End of Periods	$740,526	$2,106,277

See notes to the condensed financial statements.

Coates International, Ltd. and Subsidiary

Notes to the Condensed Financial Statements

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - ACQUISITION

On April 30, 2003, the Company acquired 50+% of the outstanding voting stock of Coates Motorcycle Company, Ltd. Accordingly, the results of operations for Coates Motorcycle Company, Ltd. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made to allow Coates Motorcycle Company, Ltd. to manufacture and sell the Coates Motorcycle. Pursuant to the agreement, the Company granted the exclusive sub- license for North, South and Central America and their territories to manufacture and sell the Coates Motorcycle in exchange for 50+% of the common shares of Coates Motorcycle Company, Ltd. In addition, the Company has an anti-dilution right and shall receive a royalty fee of $50 for each unit sold.

The minority interest of Coates Motorcycle Company, Ltd. is owned by George Coates, Gregory Coates and the Coates Trust. Their interest was acquired in exchange for the world wide (excluding North, South and Central America) license to manufacture and sell the Coates Motorcycle.

Pro forma amounts have not been included as Coates Motorcycle Company, Ltd. was an inactive company with no assets or liabilities prior to the acquisition.

NOTE 3 - CAPITAL STOCK

During the three months ending June 2003, the Company issued 110,000 shares of its restricted common stock at a price of $5.00 per share to two accredited investors for cash proceeds of $550,000.

NOTE 4 - SUBSEQUENT EVENTS

In July 2003 the Company issued an aggregate of 23,750 shares of its restricted common stock having a fair market value on date of issuance of $118,750 to two financial consultants for services rendered. Also, in July of 2003, the Company raised an aggregate $300,000 through the sale of its common stock.

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

Agreement with McLean, England and Associates, LLC

During the first quarter of 2002 CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters of 2002, respectively. The entire amount of $565,000 has been recognized in the balance sheet at June 30, 2003, as a current liability, to be re-classified in subsequent periods as income.

Preliminary Agreement with Dominion International

During the quarter ended June 30, 2002 CIL commenced negotiations with a Florida-based group, Dominion International ("Dominion") for a license arrangement agreement covering specific uses of the Coates CSRV engine technology in certain applications, within the territory of the United States. During the quarter ended June 30, 2002, Dominion paid CIL a non-refundable deposit of $75,000, to be applied against the license fee and which amount has been recognized in the balance sheet at June 30, 2003, as a current liability; to be re-classified as income in future periods after the parties performed in accordance with the terms of the finalized agreement.

Results of Operations for the Three and Six Months Periods Ended June 30, 2003 and 2002

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

Total operating expenses for the quarter ended June 30, 2003, were $361,784 compared to $1,290,527 for the second quarter in 2002. This approximate $850,000 decrease is due primarily to the absence in the quarter of the (i) $747,000 in payments made for patent filing and maintenance costs and (ii) the approximate $100,000 in payments made to litigation counsel during the second quarter of 2002. Research and development costs were $18,267 and $121,256 for the quarters ended June 30, 2003 and 2002, respectively. This 85% decrease in research and development expense is attributable to the Company's focused research efforts expended last year developing the prototype engines for Well to Wire Energy, Inc., and McLean, England and Associates, LLC.

No revenues were generated during the quarter while general and administrative expenses remained fairly level with those of the second quarter last year, at approximately $300,000 (after eliminating last year's patent filing/maintenance costs and litigation counsel fees identified above). The Company expended $31,000 in payroll costs to a related party during the quarter ended June 30, 2003. CIL and subsidiary had a loss for the quarter of $364,573, or $.00 per share, as compared to a net loss of $1,306,407 for the second quarter of 2002.

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

Liquidity and Capital Resources

During the quarter ended June 30, 2003, CIL received subscription proceeds of $550,000 in cash from 2 accredited investors for the issuance of 110,000 restricted common shares at the price of $5 per share. These subscription proceeds were primarily responsible for CIL's approximate 28% increase in its cash position from $578,398 at March 31, 2003 to $740,526 at June 30, 2003. This cash position at June 30, 2003 also reflects the approximate 65% decrease from the June 30, 2002 cash position of $2,106,277, the bulk of which was due at that time to CIL's receipt of $1,310,000 of investment cash and $615,000 in non-refundable cash deposits. CIL's cash is deposited in CIL's interest bearing bank accounts. This amelioration of CIL's cash position from March 31, 2003, combined with the re-classification of $940,000 in license deposits from current to long-term liabilities, deterioration of CIL's cash position and, hence its liquidity, is reflected in term liabilities at June 30, 2003, improved CIL's working capital position from a deficiency of $802,128 at March 31, 2003, to a positive $400,368 at June 30, 2003. CIL's current liabilities of $860,372 at June 30, 2003 are composed primarily of approximately $ 625,000 in litigation fees due one law firm, a contested approximate $77,000 bill due to an accounting firm and approximately $158,000 in accrued professional fees..

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

During the second quarter, the Company organized a subsidiary, Coates Motorcycle Company, Ltd., to research and develop a heavy cruiser motorcycle equipped with the Coates SRV engine. In connection with this project, on April 30, 2003, CIL executed and delivered an exclusive Sublicense Agreement to Coates Motorcycle Company, Ltd. ("Coates Motorcycle") in exchange for a 50+% equity ownership interest and anti-dilution right to maintain this majority ownership position. In consideration for its receipt of this exclusive Sublicense Agreement, Coates Motorcycle issued 2,550,000 of its common shares to CIL and became its subsidiary. Conjunctively, George J. Coates, Gregory G. Coates and the Coates Trust granted a non-exclusive license at the same time to Coates Motorcycle for a minority equity interest without any anti-dilution rights.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 2 CHANGES IN SECURITIES

None

c) sales of unregistered securities during the quarter ended June 30, 2003:

The Company accepted gross subscription proceeds in the amount of $550,000 from two accredited investors and issued a total of 110,000 restricted common shares to them for the subscription price of $5.00 per restricted common share. These investments were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Rule 506 of Regulation D promulgated thereunder. The two accredited investors received certificates representing the common shares purchased bearing restrictive legends.

Item 3 DEFAULTS ON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for a vote during the quarter.

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(3)(i) Certificate of Incorporation and Amendments thereto as well as other corporate documents required to be filed as exhibits hereto are incorporated herein by reference to these documents filed as exhibits to the Company's current reports and annual reports previously filed with the Commission.

31.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2003 COATES INTERNATIONAL, LTD.

By:_/s/ George J. Coates

George J. Coates, President

Chief Executive Officer and

Principal Financial Officer

31.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION

In connection with the Quarterly Report of Coates International, Ltd. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission (the "Report"), I, George J. Coates, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: June 19, 2003 COATES INTERNATIONAL, LTD.

By: _/s/ George J. Coates

George J. Coates

President, Chief Executive Officer

and Principal Financial Officer

32.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

In connection with the Report of Coates International, Ltd., (the "Company") on Form 10-QSB for the for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George J. Coates, President, Chief Executive Officer and Principal Financial Officer of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Dated: June 19, 2003

_/s/ George J. Coates

George J. Coates, President, Chief Executive

Officer and Principal Financial Officer