Form 10QSB
period 2003-09-30
COATES INTERNATIONAL LTD \DE\
filed 2003-11-17
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2003

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

                                 Yes [X] No [ ]

As of September 30, 2003, there were 265,273,192 shares of the Registrant's common stock were issued and outstanding.

                    COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003






                                                                          Page

Financial Statements

     Condensed Consolidated Balance Sheet                                  2

     Condensed Consolidated Statements of Operations                       3

     Condensed Consolidated Statements of Cash Flows                       4

     Notes to the Condensed Consolidated Financial Statements              5

Item 2   Management's Discussion and Analysis of Financial Condition       6
         and Results of Operations

Item 3   Controls and Procedures                                           --

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10
Item 2.  Changes in Securities                                             10
Item 3.  Defaults upon Senior Securities                                   10
Item 4.  Submission of Matters to a Vote of Security Holders               10
Item 5.  Other Information                                                 10
Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

Certifications pursuant to Sections 906 and 302 of the
Sarbanes-Oxley Act of 2002                                              12 - 14

                    COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003

      Assets
Current Assets
   Cash                                                                                 $695,094
   Inventory                                                                             440,119
   Deferred offering costs                                                                44,870
                                                                                    ------------

      Total Current Assets                                                             1,180,083

Property, Plant and Equipment - Net of accumulated depreciation of $574,077            1,633,702

Other Assets
   Mortgage loan costs, net of accumulated amortization of $58,374                         6,486
   Deposits                                                                                2,500
                                                                                    ------------

      Total Assets                                                                     2,822,771
                                                                                    ============

      Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of mortgage payable                                                     3,800
   Accounts payable and accrued expenses                                                 755,566
   Due to officer                                                                        101,000
                                                                                    ------------

        Total Current Liabilities                                                        860,366

   Customer deposits                                                                       4,500
   License deposits                                                                      940,000
   Mortgage payable, net of current portion                                              869,635
                                                                                    ------------
        Total Liabilities                                                              2,674,501
                                                                                    ------------
Minority interest                                                                              -
Stockholders' Equity
    Common stock, $.00001 par value, 1,000,000,000 shares authorized, 265,273,192
    shares issued and outstanding                                                          2,653
    Additional paid-in capital                                                        16,239,879
      Retained earnings (Deficit)                                                    (16,094,262)
                                                                                    ------------

           Total Stockholders' Equity                                                    148,270
                                                                                    ------------
           Total Liabilities and Stockholders' Equity                                 $2,822,771
                                                                                    ============

    See notes to the condensed financial statements.

                    COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended                  Nine Months Ended
                                       September 30,                      September 30,
                               ----------------------------------------------------------------
                                    2003             2002             2003               2002
                               -------------    -------------    -------------    -------------
Revenue                        $           -    $           -    $           -    $           -
                               -------------    -------------    -------------    -------------
Operating Expenses:
  Research and
development costs -
     related party                    23,000                -           95,000                -

  Research and
     development costs               150,057           92,374          190,115          319,444

  General and
     Administrative
     expenses                        400,945          383,089        1,008,713        1,751,495

  Depreciation and
     amortization expense             19,058           13,478           53,922           40,434
                               -------------    -------------    -------------    -------------
     Total Operating
       Expenses                      593,060          488,941        1,347,750        2,111,373
                               -------------    -------------    -------------    -------------
  (Loss) From Operations            (593,060)        (488,941)      (1,347,750)      (2,111,373)

Other Income (Expense):

  Interest income                        762            3,740            2,876            9,790

  Interest expense                   (30,550)         (31,225)        (116,797)         (96,318)

  Gain on sale of
     equipment                             -                -                -            2,800
                               -------------    -------------    -------------    -------------
     Total Other Income
      (Expense)                      (29,788)         (27,485)        (113,921)         (83,728)
                               -------------    -------------    -------------    -------------

Minority interest in loss of
  subsidiary                          56,119                -          100,000                -
                                                -------------    -------------    -------------

Net (Loss) Before Benefit
  From Income Taxes                 (566,729)        (516,426)      (1,361,671)      (2,195,101)

Benefit From Income Taxes                  -                -                -                -
                               =============    =============    =============    =============
Net (Loss)                     $    (566,729)   $    (516,426)      (1,361,671)   $  (2,195,101)
                               =============    =============    =============    =============

(Loss) Per Share               $        0.00    $        0.00            (0.01)   $       (0.01)
                               =============    =============    =============    =============
Weighted Average Number of
Common                           265,251,573      265,049,240      265,214,484      264,918,529
  Shares Outstanding

    See notes to the condensed financial statements.


                    COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Nine Months Ended
                                                      September 30,
                                               --------------------------
                                                   2003           2002
                                               -----------    -----------
Cash Flows From Operating Activities           $(1,360,116)   $  (817,358)
Cash Flows From Investing Activities
                                                         -        (25,893)
Cash Flows From Financing Activities
   Repayment of mortgage payable                   (19,072)       (16,688)
   Proceeds from issuance of stock                 895,015      1,542,500
   Proceeds from officer loan                      100,000              -
                                               -----------    -----------
   Net Cash Provided by Financing Activities       975,943      1,525,812
                                               -----------    -----------
                                                  (384,173)       682,561
   Net Increase (Decrease) in Cash
   Cash - Beginning of Periods                   1,079,267        714,329
                                               -----------    -----------
   Cash - End of Periods                       $   695,094    $ 1,396,890
                                               ===========    ===========


    See notes to the condensed financial statements.

                    COATES INTERNATIONAL, LTD. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    NOTE 2 - ACQUISITION

    On April 30, 2003, the Company acquired 51% of the outstanding voting stock of Coates Motorcycle Company, Ltd. Accordingly, the results of operations for Coates Motorcycle Company, Ltd. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made to allow Coates Motorcycle Company, Ltd. to manufacture and sell the Coates Motorcycle. Pursuant to the agreement, the Company granted the exclusive sub license for North, South and Central America and their territories to manufacturer and sell the Coates Motorcycle in exchange for 51% of the common shares of Coates Motorcycle Company, Ltd. In addition, the Company has an anti-dilution right and shall receive a royalty fee of $50 for each unit sold.

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

    NOTE 3 - CAPITAL STOCK

    For the nine months ending September 30, 2003, the Company issued an aggregate 156,002 shares of its common stock for cash proceeds of $895,015.

    The Company issued 23,750 common shares to consultants for services rendered. The shares were valued at $178,125.

    NOTE 4 - DUE TO OFFICER

    During the three months ended September 2003, an officer of the Company and minority shareholder of Coates Motorcycle Company Ltd, advanced Coates Motorcycle Company Ltd $100,000.

    NOTE 5 - SUBSEQUENT EVENTS

    During November 2003, an officer of the Company and minority shareholder of Coates Motorcycle Company Ltd. advanced Coates Motorcycle Company Ltd. an additional $100,000.

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

         Agreements with Well to Wire Energy, Inc.
         -----------------------------------------

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

         Agreement with McLean, England and Associates, LLC
         --------------------------------------------------

         During the first quarter of 2002 CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters of 2002, respectively. The entire amount of $565,000 has been recognized in the balance sheet at September 30, 2003, as a current liability, to be re-classified in subsequent periods as income.

         Preliminary Agreement with Dominion International
         -------------------------------------------------

         During the quarter ended September 30, 2002 CIL commenced negotiations with a Florida-based group, Dominion International ("Dominion") for a license arrangement agreement covering specific uses of the Coates CSRV engine technology in certain applications, within the territory of the United States. During the quarter ended September 30, 2002, Dominion paid CIL a non-refundable deposit of $75,000, to be applied against the license fee and which amount has been recognized in the balance sheet at September 30, 2003, as a current liability; to be re-classified as income in future periods after the parties performed in accordance with the terms of the finalized agreement.

  Results  of  Operations  for the Three and Nine  Months  Periods  Ended
  -----------------------------------------------------------------------
         September  30,  2003 and 2002
         -----------------------------

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

         Total operating expenses for the quarter ended September 30, 2003, were $593,060 compared to $488,941 for the third quarter in 2002. Research and development costs were $150,057 and $92,374 for the quarters ended September 30, 2003 and 2002, respectively. This approximate $60,000 increase in research and development expense is attributable to the development of a motorcycle product by the Company's subsidiary, Coates Motorcycle Company, Ltd.

         No revenues were generated during the quarter. General and administrative expenses were $400,945 for the quarter as compared to $383,089 for the quarter ended September 30, 2002. The Company and subsidiary had a loss for the quarter of $566,729, or $.00 per share, as compared to a net loss of $516,426, or $.00 per share, for the third quarter of 2002.

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

         LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended September 30, 2003, CIL received subscription proceeds of $345,015 in cash from accredited investors for the issuance of 46,002 restricted common shares at the price of $7.50 per share. These subscription proceeds permitted the Company to maintain a cash position of $695,094 at September 30, 2003, an approximate 6% decrease from the $740,526 cash position at June 30, 2003. The September 30, 2003 cash position of $695,094 represents an approximate 50% decrease from the September 30, 2002 cash position of $1,396,890 which was composed largely of the $1,310,000 in investment subscriptions and $615,000 in non-refundable cash deposits received by the Company during fiscal year 2002.CIL's cash is deposited in CIL's interest bearing bank accounts. CIL's working capital of $319,717 at September 30, 2003 represents an approximate $80,600, or 20% reduction from the $400,368 working capital position at June 30, 2003. CIL's current liabilities of $860,366 at September 30, 2003 remained relatively constant since June 30, 2003 ($860,372) and continue to be composed primarily of litigation fees ($668,000) and a current quarter $100,000 officer loan.

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

Item 2 CHANGES IN SECURITIES

         None

c) sales of unregistered securities during the quarter ended September 30, 2003:

      The Company accepted gross subscription proceeds in the amount of $345,015 from accredited investors and issued a total of 46,002 restricted common shares to them for the subscription price of $7.50 per restricted common share. These investments were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Rule 506 of Regulation D promulgated thereunder. The accredited investors received certificates representing the common shares purchased bearing restrictive legends.

 Item 3 DEFAULTS ON SENIOR SECURITIES

         None

Item 4  SUBMISSION  OF MATTERS  TO A VOTE OF  SECURITY  HOLDERS

No matters were submitted to shareholders for a vote during the quarter.

Item 5 OTHER INFORMATION

         None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

                   (a) Exhibits:
                       ---------

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

                      31.1  Certification  of the Chief  Executive  Officer  and
              Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1  Certification  of the  Chief  Executive  Officer  and
              Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                  (b) Reports on Form 8-K: None.
                      --------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November  14, 2003                    COATES INTERNATIONAL, LTD.

                                            By: /s/ George J. Coates
                                            ------------------------------

                                            George J. Coates, President

                                            Chief Executive Officer and

                                            Principal Financial Officer