Form 10KSB
period 2003-12-31
COATES INTERNATIONAL LTD \DE\
filed 2004-04-13
CIK 948426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the fiscal year ended December 31, 2003

                                       OR

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

           For the transition period from ___________to______________

                         COMMISSION FILE NUMBER 33-94884

                           COATES INTERNATIONAL, LTD.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       DELAWARE                                           22-2925432
----------------------                         ---------------------------------
(State or other jurisdiction of                (IRS Employer identification No.)
incorporation or organization)

Highway 34 & Ridgewood Road
Wall Township, New Jersey                                   07719
----------------------------------------             -------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. [_]

Issuer had no revenues for the year ended December 31, 2003.

During the fiscal year ended December 31, 2003, there was no established public trading market for the issuer's Common Stock. As of December 31, 2003, there were 265,591, 992 shares of Common Stock issued and outstanding.

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

Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Business Plan," about inquires from potential customers and the Company's attempts to convert these inquiries into sales orders; (ii) "Business Plan," about the intention of the Company to fund its business plan by borrowings, sale of financial instruments and sale of sublicenses; (iii) "Results of Operations," about the Company's plans to place on hold its potential transactions concentrating its efforts in the transactions with Well to Wire Energy, a Canadian company and McLean, England & Associates, LLC; (iv) "Liquid and Capital Resources," about the company's plan to raise additional capital; (v) "Liquid and Capital Resources," about the contingent nature of the consummation of any agreements with Well to Wire Energy and McLean England & Associates, LLC.

                           COATES INTERNATIONAL, LTD.

                                    CONTENTS


--------------------------------------------------------------------------------
PART I                                                                  Page
--------------------------------------------------------------------------------
     Item 1.  Business                                                    2
--------------------------------------------------------------------------------
     Item 2.  Properties                                                 10
--------------------------------------------------------------------------------
     Item 3.  Legal Procedures                                           10
--------------------------------------------------------------------------------
     Item 4.  Submission of Matters to a Vote of Security Holders        11
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART II
--------------------------------------------------------------------------------
     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters                                        11
--------------------------------------------------------------------------------
     Item 6.  Selected Financial Data                                    11
--------------------------------------------------------------------------------
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12
--------------------------------------------------------------------------------
     Item 8.  Financial Statements and Supplementary Data                15
--------------------------------------------------------------------------------
     Item 8a. Controls and Procedures                                    16
--------------------------------------------------------------------------------
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        16
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------
     Item  10.  Directors and Executive Officers of the Registrant       16
--------------------------------------------------------------------------------
     Item  11.  Executive Compensation                                   18
--------------------------------------------------------------------------------
     Item  12.  Security Ownership of Certain Beneficial Owners and
                Management                                               18
--------------------------------------------------------------------------------
     Item  13.  Certain Relationships and Related Transactions           19
--------------------------------------------------------------------------------
     Item  14.  Principal Accountant Fees and Services                   19
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART IV
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     Item 15.  Exhibits and Reports on Form 8-K                          20
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Signatures                                                               22
--------------------------------------------------------------------------------

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

      Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. We have incurred losses from the inception of our predecessor entity in August 1988 through December 31, 2003 of $16,664,024 and at December 31, 2003, had a Stockholders' deficit of $451,189 and a working capital of $96,510.

(b)  Business of the Company

      Our ability to generate revenues and achieve profitable operations is principally dependent upon the execution and funding of sublicense agreements with engine manufacturers or retrofitters, and upon the manufacture and sale, by CIL, of combustion engines modified with the Coates System in high performance automotive, motorcycle, marine racing engines, and other types of combustion engines. We are actively attempting to market our technology and are in communication with various persons and entities that may be interested in acquiring sub- licenses to use the technology.

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

      The $5,000,000 research and development fee due us under the R&D Agreement was negotiated as the fee we required in order to research and develop the three prototype Coates Generator Engines for WWE. This negotiated fee was not based upon any reimbursement formula tied to our costs or expenses incurred during the research and development project but represents our negotiated price for the project, without adjustments of any kind. Following our negotiation of the R&D Agreement, CIL and WWE have , from time to time, separately negotiated the timing and amounts of the aggregate $1,200,000 WWE payments made to us against the $5,000,000 fee over the last several years. These prior WWE payments have been made without reference to a specific payment schedule, all as negotiated from time to time between CIL and WWE. Accordingly, we have recognized and will continue to recognize these WWE payments against the $5,000,000 fee due under the R&D Agreement as revenue when received.

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

      Upon WWE's payment in full of the $5,000,000 licensing fee, with a current outstanding balance of $4,700,000 due under the License Agreement, and its payment in full of the $5,000,000 research and development fee, with a current outstanding balance of $3,800,000 due under the R&D Agreement, WWE will maintain the exclusive right to use the Coates Generator Engine in Canada. In order to retain its "exclusive" license rights under the License Agreement, WWE is required to purchase no less than 120 Coates Generator Engines per year. Revenue generated under this License Agreement will be booked as earned by us, commencing when we deliver our third prototype engine to WWE and continuing until the expiration of the last patent covered in the patent rights licensed which currently has an expiration date of September 30, 2020. In the event WWE fails to purchase the minimum 120 Coates Generator Engines during any year of the term of the License Agreement, WWE will automatically lose its exclusivity under the License Agreement. In such a case, WWE will retain non-exclusive rights under the License Agreement to continue to use the Coates Generator Engine but we will have the right to enter into additional license or sublicense agreements with other entities intending to utilize the Coates Generator Engine in Canada.

      Following the testing and delivery of the third prototype, production model, Coates Generator Engine, we expect to receive the balance our license payment due in the amount of $4,700,000, payable in 16 quarterly payments beginning 180 days after delivery, and the balance due under the R&D AGREEMENT of $3,800,000 from Well to Wire Energy, Inc.

Agreement with McLean, England and Associates, LLC

      We negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") and on April 12, 2002, we signed the final agreement. The license agreement calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid us an aggregate, non-refundable deposit of $565,000 against the license fee and we received payments of $25,000 and $540,000 in 2002. The entire amount of $565,000 has been recognized in the balance sheet at December 31, 2003, as a non-current liability, to be re-classified in subsequent periods as income.

Under the original terms of the license agreement, we were required to manufacture, research, develop and then test two prototype heavy truck engines for McLean, both of which were to be diesel fueled, one stationary and one fitted into a truck. McLean requested that we change one of the prototype engines to be redesigned to be fueled by gasoline. This design change resulted in a significant increase in research and development costs. We have completed the basic construction of both prototype engines. However, due to the continuing costs and expenses associated with these changes in the McLean project, including redesigning one of the prototype engines to run on gasoline, we amended our license agreement with McLean on April 1, 2004. Pursuant to the terms of the amendment, we will deliver the diesel fuel prototype engine to McLean, who, at its own expense, will undertake the further development of this diesel prototype engine to completion while we continue to complete the gasoline fueled prototype truck engine. All of the other terms and provisions of our license agreement with McLean remain as originally conceived, including all provisions covering testing and license fee and royalty payments. We are currently testing the gasoline fueled prototype engine and we anticipate that the development and testing protocol for both engines will continue through the next several months.

Our Affiliate, Coates Motorcycle Company, Ltd.

      On April 30, 2003, we sublicensed the rights to use the Coates CSRV technology in motorcycle applications to Coates Motorcycle Company, Ltd. throughout the territory of North, South and Central America. In exchange for these technology rights, we received 2,558,000 Coates Motorcycle common shares, representing an ownership interest over 50%, and an anti-dilution right to maintain our majority ownership interest in Coates Motorcycle throughout the term of the sublicense. As a result of this technology transfer and issuances of control shares to us, we became the parent corporation of Coates Motorcycle

Company, Ltd. which became our subsidiary corporation. At the same time, Coates Motorcycle received similar technology licensing rights covering the rest of the world from George Coates, Gregory Coates and the Coates family trust in exchange for an aggregate 2,500,000 Coates Motorcycle common shares.

      On March 5, 2004, we amended our sublicense with Coates Motorcycle, converting the sublicense to an exclusive one and agreeing to terminate our anti-dilution rights. In exchange for these rights we received an additional 1,000,000 shares of Coates Motorcycle common shares and its commitment to register these 1,000,000 Coates Motorcycle shares under applicable securities laws so that we can distribute them as a stock dividend to our shareholders. Coates Motorcycle has filed a registration statement with the Securities and Exchange Commission, seeking to register its common shares under the Securities Act for sale to the public. Our 1,000,000 Coates Motorcycle shares are included in this registration statement Coates Motorcycle amended its license agreement with the Coates family as well on March 5, 2004, receiving exclusive licensing rights in the rest of the world and issuing an additional aggregate 5,924,000 Coates Motorcycle shares to George Coates, Gregory Coates and the Coates trust. As a result of the March 5, 2004 transactions, we currently own 3,558,000 shares of Coates Motorcycle, representing an approximate 30% ownership interest and Coates Motorcycle is no longer our subsidiary.

Competition

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

                                      Date                         Date
US Patent No.                   Application Filed                Of Patent
-------------                   -----------------                ---------

4,989,576 (Mark I)                July 26,1982               February 5,1991
4,953,527 (Mark II)               November 14,1998           September 4,1990
4,989,558 (Mark II)               September 14,1998          February 5, 1991
4,944,261 (Mark IIB)              October 16,1989            July 31, 1990
4,976,232 (Valve Seal)            December 6,1989            December 11, 1990
5,109,814 (Spherical Valve)       May 10,1991                May 5, 1992
5,361,739 (Mark III)              May 12,1993                November 8,1994
5,048,979 (Self-Adjusting
           Bearing Assembly)      June 13, 1990              September 17, 1991
5,601,405 (Valve Apparatus
           for Steam Turbines)    August 14, 1995            February 11, 1997
6,008,710 (Magnetic Inductor
           Water Conditioner)     May 17, 1999
December 28, 1999
6,308,676B1 (Cooling System
  for Rotary Valve Engine)        September 8, 2000          October 30, 2001
6,293,098B1 (Methods &
  Apparatus for Joining
   Pressurized Exhaust

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

Environmental Regulatory Compliance

All of our new engines, including the Coates Generator Engine and our prototype truck engines will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA") as well as those imposed by the State of New Jersey and other jurisdictions where CIL expects its engines to operate, will have to be achieved in order to successfully market the Coates Generator Engine as well as our truck engines. Company management expects that the Coates Generator Engine and its truck engines will successfully comply with all EPA requirements. The third prototype, production model of the Coates Generator Engine constructed pursuant to its agreements with Well to Wire Energy, Inc. is currently undergoing such testing. The Company's ability to comply with applicable and future emissions standards is one of the most significant business objectives to attain in order to enter both the power generation and truck engine marketplaces. Failure to comply with these standards could result in material adverse effects on the financial results of the Company.

Employees

At December 31, 2003, CIL employed eight (8) employees, including George J. Coates and his son Gregory Coates who perform both management, assembly and research and development functions, and; Bernadette Coates, the spouse of George
J. Coates, is employed as administrative manager for the Company. The financial controller and bookkeeper for the Company is Ms. Shirley Naidel.

Subcontract Labor

We subcontract for certain labor services from a related company, Coates Precision Engineering, Inc., a corporation owned by George J. Coates, which during 2003 was paid $113,000 for labor services, parts and materials.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction in a 6 acre site in Wall Township, New Jersey. We acquired this property from the George J. Coates 1991 Family Partnership, L.P in 1995. On January 1, 2004, we refinanced this property and gave and gave a first mortgage in the amount of $870,618 to Eastern Savings Bank, FSB of New York. The first mortgage requires monthly payments of $10,512, accrues interest at the rate of
13.99 percent, per annum, and its outstanding principal balance and accrued interest become due and payable on January 1, 2024.

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

On March 5, 2004, the Board of Directors declared a stock dividend for all stockholders of record on that date, subject to certain conditions, to distribute to them 1,000,000 shares of the common stock of Coates Motorcycle Company, Ltd., which we received in exchange for certain sublicensing rights last year. Coates Motorcycle Company, an affiliate of our Company, is seeking to register these 1,000,000 common shares under applicable securities laws so that we can distribute them as the intended stock dividend to our stockholders. The stock dividend provides that all stockholders of record on March 5, 2004, the record date, will receive one share of Coates Motorcycle Company's common stock for every 44.3067 shares of our common stock, with any fractional shares being settled with cash payments. The dividend and its distribution to our stockholders is subject, however to two conditions: first, these 1,000,000 Coates Motorcycle Company shares must be fully registered for distribution to our stockholders under the Securities Act, and; second, Coates Motorcycle Company must succeed in its initial public offering. If both of these conditions are not accomplished by June __, 2004, then the stock dividend will automatically be cancelled and terminated. The intended stock dividend distribution, or payment date, is the day following the initial closing of Coates Motorcycle Company's initial public offering. Our stock transfer agent, American Stock Transfer & Trust Company of New York, will be our agent to distribute the stock dividend when the conditions have been met.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

There is no established public trading market for our only outstanding class of capital stock, our Common Stock. At December 31, 2003 the approximate number of holders of record of the Common Stock was 1,068. We have not paid any dividends with respect to our Common Stock and anticipated capital requirements make it highly unlikely that we will pay any dividends in the year 2004 or in the foreseeable future.

Recent Issuances of Unregistered Securities: We did not issue any unregistered securities during the fourth quarter of fiscal year 2003.

ITEM 6:  SELECTED FINANCIAL DATA

            The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2003 and 2002 is derived from the financial statements of the

      Company and should be read in conjunction with the financial statements and notes thereto.

   Balance Sheet                                          December 31,
                                                              2003
                                                          ------------
Total assets .........................................   $ 2,594,174
Current liabilities ..................................     1,028,909
Long-term debt .......................................     1,806,374
Working capital ......................................       (96,510)
Shareholders' equity .................................   $  (451,180)

   Statements of Operations                  For The Year Ended December 31,
                                                 2003              2002
                                              -----------      -----------
Total revenues ..........................   $           0    $           0
Operating income (loss) .................      (2,174,083)      (2,511,394)
(Loss) before provision for incomes taxes      (2,141,637)      (2,633,292)
Net (loss) ..............................      (1,931,433)      (2,633,792)
Net loss per common share ...............   $       (0.01)   $       (0.01)
Number of shares used in computing
per share data ..........................     265,269,092      264,965,420
                                              -----------      -----------


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

      Agreement with McLean, England and Associates, LLC
      --------------------------------------------------

      During the first quarter, we negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid us a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters, respectively. The entire amount of $565,000 has been recognized in the balance sheet at December 31, 2003, as a non-current liability, to be re-classified in subsequent periods as income.

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

      Preliminary Agreement with Dominion International
      -------------------------------------------------

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

Results of Operations for the Years Ended December 31, 2003
-----------------------------------------------------------

      We did not earn any revenues during 2003. All of our principal business activities and efforts during 2003, were devoted to the completion of the research, development, construction and testing of the prototype engines for WWE and McLean.

      Total operating expenses for the year ended December 31, 2003 were $2,174,083 compared to $2,511,394 for 2002, representing a decrease of approximately 13%. This decrease was primarily due to a reduction in research and development costs of approximately $1,284,000, representing an approximate 80% decrease from last year's approximate $1,600,000 in research and development costs. This decrease was offset by a significant increase in general and administrative costs of approximately 120%, from $749,848 in 2002 to $1,669,643 in 2003.

      Lack of revenues and a significant increase in general and administrative costs, coupled with the absence of license deposits or payments, resulted in a loss from operations of $2,174,083 for the year as compared with a loss from operations of $2,511,394 in 2002. Other non-operating expenses for the twelve months ended December 31, 2003, remained relatively constant with those of 2002, with any differences not representing a material change from those of the prior year. The net results for the year was a loss of $1,931,433 or $0.01 per share, as compared to a net loss of $ 2,633,792 for 2002.

Results of Operations for the Years Ended December 31, 2002
-----------------------------------------------------------

            During 2002, we did not earn any revenues but we did receive aggregate cash license payments of $1,140,000 from McLean, 1107 N.W. Central Avenue, Inc and Dominion. We did not book these payments as revenue during 2002 since our agreements with these parties were not finalized, but we could and did use the cash to fund our operations. No such cash license payments were available to us in 2003. Research and development costs of $1,599,327 during 2002 were represented primarily by our focused efforts that year on the design and construction of the two McLean truck engines. Research and development costs in 2002 represented an approximate 300% increase over such expenditures of $461,157 during fiscal year 2001. Our concentrated efforts in 2002 with the McLean truch engines resulted in increases in purchases of parts and supplies of approximately $328,000 that year. General and administrative expenses in 2002 of approximately $750,000 more than doubled in 2003, to $1,669,643, as compared to $530,539 in 2001. Liquidity and Capital Resources

            During 2003, we received subscription proceeds of $895,014 in cash from 3 accredited investors for the issuance of 156,002 restricted common shares, concluding our private placement. During 2002, we received $1,562,500 in cash subscription proceeds and an aggregate $640,000 in non-refundable deposit payments against future license agreements. Absent such license deposits and the almost 50% decrease in cash subscription proceeds, coupled with continuing losses from operations during 2003 resulted in a substantial decrease in cash balances for the year, from approximately $1,080,000 at December 31, 2002 to approximately $567,000 at December 31,2003. We deposit our cash in our interest bearing bank accounts. Our current liabilities at December 31, 2003 of $1,028,909 are primarily composed of an approximate $ 676,606 balance due one law firm for its representation of our Company in litigation over the past several years.

We anticipate completing the final research and testing of the production prototype Coates Generator Engine for Well to Wire Energy, Inc. during the current, 2004 fiscal year. We expect to receive the balance of $3,800,000 from WWE under our R&D Agreement upon completion of successful testing and delivery of this engine. Under our license agreement with WWE, we will receive the balance due us of $4,700,00, payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of this third prototype. We also expect to sell additional licenses for our Coates Generator Engine during 2004, covering available territories in the United States. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with these expectations and that payments will be received as called for in the agreements.

ITEM 8:  FINANCIAL STATEMENTS

      The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       INDEX TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002





                                                                        Page

Independent Auditors' Report                                             F-1

Financial Statements

    Balance Sheet                                                        F-2

    Statements of Operations                                             F-3

    Statement of Stockholders' Equity                                    F-4

    Statements of Cash Flows                                             F-5

    Notes to the Financial Statements                                  F-6-F-12

                          Independent Auditors' Report



To the Board of Directors and Shareholders of Coates International, Ltd. and Subsidiary

We have audited the balance sheet of Coates International, Ltd. and Subsidiary as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. and Subsidiary as of December 31, 2003 and the results of their operations, and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

            /s/Rosenberg Rich Baker Berman & Company
            ----------------------------------------
               Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 12, 2004

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                                 BALANCE SHEET
                               DECEMBER 31, 2003



      Assets
Current Assets
   Cash                                                            $    567,212
   Inventory                                                            302,706
   Prepaid expenses                                                      62,481
                                                                   ------------


      Total Current Assets                                              932,399

Property, Plant and Equipment, net of accumulated
  depreciation of $589,933                                            1,656,032

Other Assets
   Mortgage loan costs, net of accumulated amortization of
     $61,617                                                              3,243
   Deposit                                                                2,500
                                                                   ------------

      Total Assets                                                 $  2,594,174
                                                                   ============

      Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of mortgage payable                             $      4,770
   Accounts payable                                                      38,594
   Accrued expenses                                                     885,545
   Loan payable                                                         100,000
                                                                   ------------

      Total Current Liabilities                                       1,028,909

License deposits                                                        940,000
Mortgage payable, net of current portion                                866,374
                                                                   ------------

      Total Liabilities                                               2,835,283
                                                                   ------------

Minority interest in equity of subsidiary                               210,071

Stockholders' Equity (Deficit)
   Preferred stock, Series A, .001 par value 14,000,000
     shares authorized - no shares issued                                  --
   Common stock, .00001 par value, 1,000,000,000 shares
     authorized - 265,591,992 shares issued and outstanding               2,655
   Additional paid-in capital                                        16,210,189
   Accumulated deficit                                              (16,664,024)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                             (451,180)
                                                                   ------------

      Total Liabilities and Stockholders' Equity (Deficit)         $  2,594,174
                                                                   ============

See notes to the financial statements.                                       F-2

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2003             2002
                                                        ------           ------
Revenue                                             $        --      $        --
                                                    -------------    -------------

Operating Expenses:
   Research and development costs                         315,168        1,599,327
   Research and development costs - related party         113,000           97,000
   General and administrative expenses                  1,669,643          749,848
   Depreciation                                            63,300           52,247
   Amortization                                            12,972           12,972
                                                    -------------    -------------

      Total Operating Expenses                          2,174,083        2,511,394
                                                    -------------    -------------

   Loss From Operations                                (2,174,083)      (2,511,394)
                                                    -------------    -------------

Other Income (Expense):
   Gain from sale of equipment                               --              2,800
   Interest income                                          3,264           11,979
   Interest expense                                      (142,341)        (136,677)
                                                    -------------    -------------

      Total Other (Expense)                              (139,077)        (121,898)
                                                    -------------    -------------

Minority interest in subsidiary                           171,523             --

Loss Before Income Taxes                               (2,141,637)      (2,633,292)

Benefit from (Provision) for Income Taxes                 210,204             (500)
                                                    -------------    -------------

Net Loss                                            $  (1,931,433)   $  (2,633,792)
                                                    =============    =============

Loss Per Share                                      $       (0.01)   $       (0.01)
                                                    =============    =============

Weighted Average Number of Shares                     265,269,092      264,965,420
                                                    =============    =============

See notes to the financial statements.                                       F-3

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   Total
                                                                 Additional                    Stockholder's
                                         Common Stock             Paid-In       Accumulated       Equity
                                     Shares         Amount        Capital         Deficit        (Deficit)
                                   --------------------------   ------------    ------------  --------------

Balance - January 1, 2002           66,165,010   $        661   $ 12,596,231    $(12,098,799)   $    498,093

Issuance of stock                       76,600              1      1,562,499            --         1,562,500

Stock issued for services and
patent costs                            25,500           --          510,000            --           510,000

Effect of 4:1 Stock Split          199,120,130          1,991         (1,991)           --              --

Net loss for the year                     --             --             --        (2,633,792)     (2,633,792)
                                  ------------   ------------   ------------    ------------    ------------

Balance - December 31, 2002        265,387,240   $      2,653   $ 14,666,739    $(14,732,591)   $    (63,199)
                                  ============   ============   ============    ============    ============

Issuance of stock                      156,002              2        895,012                         895,014

Stock issued for services               23,750           --          148,438                         148,438

Conversion of license agreement         25,000           --          500,000                         500,000

Net loss for the year                     --             --             --        (1,931,433)     (1,931,433)
                                  ------------   ------------   ------------    ------------    ------------

Balance - December 31, 2003        265,591,992   $      2,655   $ 16,210,189    $(16,664,024)   $   (451,180)
                                  ============   ============   ============    ============    ============

See notes to the financial statements.                                       F-4

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                     2003             2002
                                                                    ------           ------
Cash Flows From Operating Activities
   Net Loss                                                      $(1,931,433)   $(2,633,792)
                                                                 -----------    -----------
   Adjustments to Reconcile Net Loss to Net Cash Used in
   Operating Activities
      Depreciation                                                    63,300         52,247
      Amortization                                                    12,973         12,972
      Write-off of obsolete inventory                                137,413           --
      Gain on sale of equipment                                         --           (2,800)
      Stock issued for services, compensation and patent costs       148,438        510,000
      Minority interest in subsidiary                                210,071           --
Changes in Assets and Liabilities
   (Increase) Decrease in
      Inventory                                                     (154,607)       (86,692)
      Prepaid insurance                                                 --            7,002
      Prepaid expenses                                               (17,611)       (15,000)
   Increase (Decrease) in
      License deposits                                                  --        1,140,000
      Accounts payable and accrued expenses                           78,855        (42,623)
      Accrued interest payable                                          --              (87)
                                                                 -----------    -----------
   Total Adjustments                                                 478,832      1,575,019
                                                                 -----------    -----------
Net Cash Used in Operating Activities                             (1,452,601)    (1,058,773)
                                                                 -----------    -----------

Cash Flows from Investing Activities
      Proceeds from sale of equipment                                   --            2,800
      Payments for property and equipment                            (38,185)      (128,108)
                                                                 -----------    -----------
Net Cash Used in Investing Activities                                (38,185)      (125,308)
                                                                 -----------    -----------

Cash Flows From Financing Activities
      Proceeds from issuance of stock                                895,014      1,562,500
      Repayment of mortgage                                           (7,883)       (13,481)
      Proceeds loan                                                  100,000           --
      Repayments of officer advances                                  (8,400)          --
                                                                 -----------    -----------
Net Cash Provided by Financing Activities                            978,731      1,549,019
                                                                 -----------    -----------

   Net Increase (Decrease) in Cash                                  (512,055)       364,938
   Cash - Beginning of Periods                                     1,079,267        714,329
                                                                 -----------    -----------
   Cash - End of Periods                                         $   567,212    $ 1,079,267
                                                                 ===========    ===========


Supplemental Disclosures of Cash Flow Information
  Cash paid during the periods for:
      Interest                                                   $   142,284    $   136,677
                                                                 ===========    ===========
      Income taxes paid                                          $       700    $       200
                                                                 ===========    ===========

Non-Cash Investing and Financing Activities
   During 2003, the Company converted a license deposit of $500,000 to 25,000 common shares.

See notes to the financial statements.                                       F-5

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Organization
      Coates International, Ltd. ("CIL" or the "Company") is a Delaware corporation organized in October 1991 by its President and majority stockholder George J. Coates ("GJC") as the successor in interest to a Delaware corporation, also organized by GJC, of the same name incorporated in August 1988.

   Principles of Consolidation
      The consolidated financial statements include the accounts of Coates International, Ltd. And its majority owned subsidiary, Coates Motorcycle Company, Ltd. All significant intercompany balances and transactions have been eliminated.

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

   Advertising Costs
      Advertising costs are charged to operations when incurred. Advertising expense was $6,233 and $36,359 for the years ended December 31, 2003 and 2002, respectively.

   Research and Development
      Research and development costs are charged to operations as incurred.

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Income Taxes
      In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit from income taxes has been offset by a valuation allowance against the related deferred tax asset.

   Securities Issued for Services, Patent Costs and License Agreement The
      Company accounts for stock issued for services, patent costs and license agreement under the intrinsic value method. For stock so issued, the fair market value of the Company's stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued whichever is more reliably measurable.

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

   Development of the Coates System technology was initiated by GJC, CIL's founder, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since that. From July 1982 through May 1993, seven U. S. patents as well as a number of foreign patents were issued to GJC with respect to the Coates System. Since the inception of CIL in 1988, all aspects of the business have been completely dependent upon the activities of GJC, who does not have an employment contract with CIL. The loss of GJC's availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations.

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

                  COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                      NOTES TO THE FINANCIAL STATEMENTS


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

INVENTORY

   Inventory at December 31, 2003 consists of the following:

     Raw Materials                                               $   155,664
     Work in Process                                                 147,042
                                                                   ----------
                                                                 $   302,706
                                                                   ==========

LICENSE DEPOSITS

   Effective September 29, 1999 the Company entered into a license agreement with a Canadian corporation. Pursuant thereto, the Company has received a license deposit of $300,000.

   During 2002 the Company entered into various license agreements. Pursuant to such agreements, the Company received an aggregate $1,440,000 of license deposits.

   In 2003 $500,000 of license deposits were converted to 25,000 shares of common stock of the Company, pursuant to the agreement. No other license agreements have a convertible feature.

   License deposits received by the Company are non-refundable and are to be applied against the total licensing agreement fee upon the completion of certain tests and approval by the licensee.

   Revenue attributable to the above license payments will commence being recognized at such time as all conditions have been met and utilization has begun by the licensee. Thereafter, such revenue will be recognized over the term of the Company's patent protection period, which currently expires from 2007 through September 30, 2020.

ACQUISITION

   On April 30, 2003, the Company acquired 51% of the outstanding voting stock of Coates Motorcycle Company, Ltd. Accordingly, the results of operation for Coates Motorcycle Company, Ltd. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made to allow Coates Motorcycle Company, Ltd. to manufacture and sell the Coates Motorcycle. Pursuant to the agreement, the Company granted the exclusive sublicense for North, South and Central America and their territories to manufacture and sell the motorcycles utilizing the Coates technology in exchange for 51% of the common shares of Coates Motorcycle Company, Ltd. In addition, the Company shall receive a royalty fee of $50 for each unit sold. Prior to the date of acquisition, CMC had no financial activity. Subsequent to December 31, 2003, the license agreement was amended. See the Subsequent Event for disclosure.

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS


PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2003:
      Land                                                         $    920,550
      Building                                                          579,450
      Building improvements                                             256,957
      Machinery and equipment                                           449,713
      Furniture and fixtures                                             39,295
                                                                      ----------
                                                                      2,245,965
      Less:  Accumulated depreciation                                   589,933
                                                                      ----------

            Total                                                  $  1,656,032
                                                                      ==========

   Depreciation expense amounted to $63,300 and $52,247 for the years ended December 31, 2003 and 2002, respectively.

ACCRUED EXENSES

   Accrued expenses at December 31, 2003 is comprised of the following:

      Legal Fees                                                   $    676,606
      Accounting Fees                                                    35,868
      Mortgage interest                                                  12,076
      Audit Fees - prior auditors (1995 and 1996)                        31,975
      Audit Fees - prior auditors (1997)                                 77,040
      Other                                                              51,980
                                                                     -----------
                                                                   $    885,545
                                                                     ===========

MORTGAGE PAYABLE

   Interest at 15.99% per annum due in equal monthly installments of $12,521 including interest, due on April 1, 2004 secured by land and building with a net book value of $1,528,954.

      Mortgage payable                                             $    871,144
      Less current maturities                                             4,770
                                                                     -----------
      Mortgage payable, net of current maturities                  $    866,374
                                                                     ===========

   Total maturities of mortgage payable are as follows:
      Year Ending December 31,
            2004                                                        871,144
                                                                     -----------
                                                                   $    871,144
                                                                     ===========

   The mortgage is personally guaranteed by the Company's president and majority stockholder.

   Subsequent to the year, the company refinanced the mortgage loan payable. The new mortgage is in the amount of $870,617, bears an annual interest rate of 13.99% and is for a term of 20 years, maturing in January 2024.

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS

CAPITAL STOCK

   On April 23, 2002, the Board of Directors authorized a four for one forward stock split for all issued and outstanding common shares as of 5:00 P.M. Eastern Time on that date.

INCOME TAXES

   The income tax benefit provision is comprised of the following:
                                                            December 31,
                                                      --------------------------
                                                         2003           2002
                                                      ------------   -----------
      Current Income Taxes
            Federal                                 $      --      $     --
            State                                         210,204         (500)
                                                      ------------   -----------
                                                    $     210,204  $      (500)
                                                      ============   ===========

   In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D" Credits) to corporate taxpayers in New Jersey. During 2003 the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. As a result, the Company realized a current tax benefit of $210,204 (net of $41,537 of commissions) from the sale of NOL Carryforwards totaling $4,762,686.

   The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2003:

      Total deferred tax asset                                     $  5,348,622
      Less valuation allowance                                        5,348,622
                                                                     -----------
      Net deferred tax asset                                       $     --
                                                                     ===========

   The differences between income tax benefits in the financial statements and the tax benefit computed at the U. S. Federal statutory rate of 34% at December 31, 2003 are as follows:

      Tax benefit                                                      34%
      Valuation allowance                                             (34%)
                                                                 ----------
      Effective tax rate                                               --%
                                                                 ==========

   At December 31, 2003, the Company has available $15,731,241 of net operating losses to carryforward which may be used to reduce future federal taxable income and expire between December 31, 2008 and 2023.

RELATED PARTY TRANSACTIONS

   The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 2003 and 2002, the Company paid $113,000 and $97,000, respectively, for these services.

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS

   In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designed after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

   In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not excepted to have a significant impact on the Company's results of operations or financial position.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

SUBSEQUENT EVENTS

   Subsequent to the year end, the Company's subsidiary, Coates Motorcycle Company, Ltd. filed a "best efforts" public offering of a minimum of $5,637,500 and up to a maximum of $20,500,000 of equity securities. The securities to be offered are "units", comprised of two common shares and one warrant, priced at $10.25 per unit. The minimum is 550,000 units, or 1,100,000 common shares and 550,000 warrants, and the maximum is 2,000,000 units, or 4,000,000 common shares and 2,000,000 warrants. The warrants are exercisable at $6.00 at anytime during the 5 year period following the effective date of the offering. If the minimum 550,000 units are not sold within the offering period, all unit sales proceeds will be returned to the investors without interest.

   On March 5, 2004, the Company amended its Sublicense Agreement with its 51% subsidiary, Coates Motorcycle Company, Ltd. whereby, the anti-dilution provision was removed, the license rights granted have been extended and the Company received an additional 1,000,000 shares of Coates Motorcycle Company, Ltd.

                   COATES INTERNATIONAL, LTD. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS

SUBSEQUENT EVENTS (continued)

   The board of directors of the Company have declared a dividend of the additional 1,000,000 shares of Coates Motorcycle Company, Ltd. which were issued pursuant to the amended license agreement. The dividend was declared on March 5, 2004 and is in the proportion of 1 share of common stock of Coates Motorcycle Company, Ltd. For each 44.3067 shares of Coates International, Ltd. The dividend shall only be paid upon the occurrence of the effectiveness of the registration statement filed by Coates Motorcycle, Ltd. and the initial closing of the sale of the minimum amount of securities described in the registration statement. The Company's majority shareholders, George Coates, Bernadette Coates and Gregory Coates have waived their rights to participate in the dividend.

ITEM 8A  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      At December 31, 2003 the executive officers and directors of CIL were as follows:

      Name                        Position                        Term(s) of Office
-----------------          -----------------------                -----------------
George J. Coates, age 63   President, Treasurer, Chief Executive
                           Officer, Chief Financial Officer and
                           Director                               From Inception to
                                                                  present

Richard W. Evans, age 69   Secretary and Director                 May, 1996 until
present

Michael J. Suchar, age 49  Director                               May, 1996 until
                                                                  present

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

      We do not have an audit committee whose role and functions are managed by our Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

      The Company knows of no person at any time during the fiscal year ended December 31, 2003 to the date hereof, who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d), the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

ITEM 11:  EXECUTIVE COMPENSATION.

      None of our executive officers has an employment contract. With respect to each of calendar years 2001, 2002 and 2003, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, our Chief Executive Officer, while compensation was as follows:

                           SUMMARY COMPENSATION TABLE

      Name              Position                   Year                 Salary
      ----              --------                   ----                 ------
George J. Coates   President, Chief Executive
                   Officer and Chief Financial
                   Officer
                                                   2003                $183,549

                                                   2002                $182,057

                                                   2001                $183,549

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT PRINCIPAL SHAREHOLDERS

      The following table sets forth as of December 31, 2003 the ownership of CIL Common Stock by (i) each person known by CIL to be beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.

Title
Percent           Name and Address of     Amount and Nature of
of Class          Beneficial Owner        Beneficial Ownership      of Class
--------          ----------------        --------------------      --------
Common Stock      George J. Coates*        207,252,760 shares(1)      78.19%
                  Gregory Coates*          14,032,520 shares           5.31%
                  Richard Evans            660,000 shares               .25%
                  Michael J. Suchar*       241,600 shares(2)            .09 %
                  All directors and
                  executive officers
                  as a Group (3 persons)   222,186,880 shares         83.83%

*c/o CIL, Highway #34 & Ridgewood Road, Wall Township, New Jersey 07719 (1) Includes 1,956,960 shares owned by Mr. Coates' spouse, Bernadette Coates, beneficial ownership of which is disclaimed by George J. Coates. (2) Includes 20,000 shares owned by Mr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid $113,000 and $97,000 respectively, during fiscal years 2003 and 2002 to Coates Precision Engineering, Inc., a company owned by George J. Coates, for services rendered to us in connection with our research and development of the Coates Generator Engine.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $ 25,830 and $ 30,741 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the years ended December 31, 2003 and December 31, 2002, respectively.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

TAX FEES

      Rosenberg billed us in the aggregate amount of $1,820 and $ 4,044 for professional services rendered for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $3,104 and $13,944, respectively.

                                    PART IV

ITEM 15:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Index To Exhibits

Exhibit No.                   Description of Exhibit
3.1*        CIL's Restated Certificate of Incorporation
3.1(i)+     Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on May 22, 2000.
3.1(ii)+    Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on August 31, 2001.
3.2*        CIL's By-Laws
4.1*        Form of Certificate for CIL's Series A Non-Cumulative Convertible
            Preferred Stock
10.1*       Deed dated February 21, 1995 transferring title to CIL's
            Principal Facility at Route 34
10.2*       Assumption and Indemnification Agreement dated February 21, 1995 between the partnership and CIL.
10.3*       License Agreement dated December 22, 1997 between George J.
            Coates and CIL. George J. Coates and CIL and First and Second
            Amendments thereto dated July 17, 1995.
10.4*       Third Amendment dated September 21, 1995 to License Agreement dated
            February 17, 1995 between George J. Coates and CIL.
10.5*       License Agreement dated February 22, 1993 between Gregory Coates and
            CIL and First Amendment thereto dated July 17, 1995.
10.6+       License Agreement, Dated September 29, 1999, with Well to Wire
            Energy, Inc.
10.7+       Amendment No. 1 to License Agreement, Dated April 6, 2000.
10.8+       Amendment No. 2 to License Agreement, Dated July 21, 2000.
10.9+       License Agreement, dated April 19, 1996, by and between the
            Company and Nicholson McLaren Engines, Ltd.
10.10x      License Agreement, dated April 12, 2002, by and between Coates
            International, Ltd. and McLean, England and Associates,LLC.
10.11#      Sublicense Agreement, dated April 30,2003, by and between Coates
            International, Ltd., as Sublicensor, and Coates Motorcycle
            Company, Ltd., as Sublicensee.

10.12#      License Agreement, dated April 30, 2003, by and between
            George J. Coates, Gregory G. Coates and the Coates Trust, collectively as Licensor, and Coates Motorcycle Company, Ltd.,
            as Licensee.
10.13       Amendment No. 1 to Sublicense Agreement, dated March 5, 2004, by and between Coates International, Ltd., as Sublicensor, and Coates Motorcycle Company, Ltd., as Sublicensee.
10.14       Amendment No. 1 to License Agreement, dated March 5, 2004, by and between George J. Coates, Gregory G, Coates and the Coates Trust, collectively as Licensor, and Coates MotorcycleCompany, Ltd., as Licemsee.
10.15 Amendment to License Agreement, dated April 1, 2004, by and between Coates International, Ltd. and George J. Coates, as Licensor, and McLean, England and Associates, LLC, as Licensee.
31.1 Certification of George J. Coates, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
99.1        Certifications  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
--------------------------------------------
* These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:
+ These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003 from the Company's Registration Statement filed on Form 10-SB12G and amendments thereto with the Securities and Exchange Commission, File No. 000-33155.
x This License Agreement is hereby incorporated by reference herein from the Company's Form 8-K, filed with the Securities and Exchange Commission on or about April 16, 2002.
# These exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Form 10-QSB for the quarter ended June 30, 2003.

      (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 13, 2003                          COATES INTERNATIONAL LTD.
                                               /s/ George J. Coates
                                              ------------------------------
                                              George J. Coates, President
                                              Chief Executive Officer and
                                              Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----


 /s/ George J. Coates
-------------------------
George J. Coates              Director, Chief               April 13,2004
                              Executive Officer,
                              President, and
                              Principal Financial Officer


 /s/ Richard W. Evans
-------------------------
Richard W. Evans              Director                      April 13, 2004


 /s/ Michael J. Suchar
-------------------------
Michael J. Suchar             Director                      April 13, 2004