Form 10KSB/A
period 2003-12-31
COATES INTERNATIONAL LTD \DE\
filed 2004-04-15
CIK 948426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                 FORM 10-KSB/A

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

                        COMMISSION FILE NUMBER 33-94884

                           COATES INTERNATIONAL, LTD.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                                     22-2925432
  ----------------------------               ---------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation)

      Highway 34 & Ridgewood Road
      Wall Township, New Jersey                           07719
  ----------------------------------------             ----------
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

This Amendment provides additional disclosures at pages 17 and 18 of Item 10.

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
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART II
--------------------------------------------------------------------------------
     Item  5.   Market for Registrant's Common Equity and Related
                Shareholder Matters                                      11
--------------------------------------------------------------------------------
     Item  6.   Selected Financial Data                                  11
--------------------------------------------------------------------------------
     Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      12
--------------------------------------------------------------------------------
     Item  8.   Financial Statements and Supplementary Data              15
--------------------------------------------------------------------------------
     Item  8a.  Controls and Procedures                                  16
--------------------------------------------------------------------------------
     Item  9.   Changes in and Disagreements with Accountants on         16
                Accounting and Financial Disclosures
--------------------------------------------------------------------------------

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

Agreement with McLean, England and Associates, LLC

      We negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") and on April 12, 2002, we signed the final agreement. The license agreement calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid us an aggregate, non-refundable deposit of $565,000 against the license fee and we received payments of $25,000 and $540,000 in 2002. The entire amount of $565,000 has been recognized in the balance sheet at December 31, 2003, as a non-current liability, to be re-classified in subsequent periods as income. Under the original terms of the license agreement, we were required to manufacture, research, develop and then test two prototype heavy truck engines for McLean, both of which were to be diesel fueled, one stationary and one fitted into a truck. McLean requested that we change one of the prototype engines to be redesigned to be fueled by gasoline. This design change resulted in a significant increase in research and development costs. One of these prototypes is fueled by diesel fuel and the other prototype will be fueled by gasoline. We have completed the basic construction of both prototype engines. However, due to the continuing costs and expenses associated with this changes in the McLean project, including redesigning one of the prototype engines to run on gasoline, of developing the diesel fueled prototype engine before final testing can begin, we amended our license agreement with McLean on April 1, 2004. Pursuant to the terms of the amendment, we will deliver the diesel fuel prototype engine to McLean, who, at its own expense, will McLean will take possession of the diesel fueled prototype engine and, at McLean's own expense, undertake the further development of this diesel prototype engine to completion while we will continue to complete the gasoline fueled prototype truck engine. All of the other terms and provisions of our license agreement with McLean remain as originally conceived, including all provisions covering testing and license fee and royalty payments. We are currently testing the gasoline fueled prototype engine and we anticipate that the development and testing protocol for both engines will continue through the next several months.

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

      On March 5, 2004, we amended our sublicense with Coates Motorcycle, converting the sublicense to an exclusive one and agreeing to terminate our anti-dilution rights. In exchange for these rights we received an additional 1,000,000 shares of Coates Motorcycle common shares and its commitment to register these 1,000,000 Coates Motorcycle shares under applicable securities laws so that we can distribute them as a stock dividend to our shareholders. Coates Motorcycle has filed a registration statement with the Securities and Exchange Commission, seeking to register its common shares under the Securities Act for sale to the public. Our 1,000,000 Coates Motorcycle shares are included in this registration statement

      Coates Motorcycle amended its license agreement with the Coates family as well on March 5, 2004, receiving exclusive licensing rights in mthe rest of the world and issuing an additional aggregate 5,924,000 Coates Motorcycle shares to George Coates, Gregory Coates and the Coates trust.

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

   Balance Sheet                                              December 31,
                                                                  2003
                                                              ------------
      Total assets ........................................   $  2,594,174
      Current liabilities .................................      1,028,909
      Long-term debt ......................................      1,806,374
      Working capital  ....................................        (96,510)
      Shareholders' equity ................................   $   (451,180)

   Statements of Operations                      For The Year Ended December 31,
                                                      2003            2002
                                                  ------------    -----------
      Total revenues ........................... $       0       $      0
      Operating income (loss) ..................    (2,174,083)    (2,511,394)
      (Loss) before provision for incomes taxes     (2,141,637)    (2,633,292)
      Net (loss) ...............................    (1,931,433)    (2,633,792)
      Net loss per common share ................ $       (0.01)  $      (0.01)
      Number of shares used in computing
      per share data ...........................  265, 269,092    264,965,420
                                                  ------------    -----------


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

Preliminary Agreementwith Dominion International

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

However, Mr. George J. Coates, in response to some of these Court findings, offers certain statements. First, concerning the emissions data, Mr. Coates states that emissions tests undertaken during the 1993 registration of his Mercedes Benz equipped with the Coates CSRV engine disclosed: 0 hydrocarbons and 0 carbon monoxide after which the Mercedes Benz car equipped with the Coates engine was duly registered by the New Jersey Division of Motor Vehicles and, therefore, permitted to be driven on American roads.

Secondly, with respect to engine orders during the subject period, the Company did receive a $500,000 deposit from Millwest Corporation of Texas on a license for industrial engines and orders for approximately $100,000,000 worth of engines.

Third and with respect to Harley Davidson, the Company constructed and delivered a prototype motorcycle to Harley Davidson for testing during the subject period. This motorcycle prototype was equipped with the Coates CSRV engine. Mr. Coates states, however, that it was his instructions to Harley Davidson that this new motorcycle engine would be tested, initially, at a low "RPM" rate and with a reduced "load", or drag weight, during the initial testing period. However and contrary to Mr. Coates' instructions, Harley Davidson began the testing protocol by placing the new motorcycle engine equipped with the Coates CSRV technology under a full-weight load, at close to maximum throttle speed, permitting this new engine to run for approximately five hours under these extreme conditions. As a result, the Coates CSRV system sustained some minor damage while the Harley

Davidson gear section suffered substantial damage. Due to the SEC investigation and subsequent civil action occurring at that time, Mr. Coates' was required to devote substantial amounts of his time to defend these matters and consequently, the Company was forced to abandon the motorcycle prototype project, whether with Harley Davidson or a different motorcycle company and it was discontinued. Ten years later, we used the same Coates CSRV motorcycle engine, originally given to Harley for testing, and fitted it into the first motorcycle constructed by our affiliate, Coates Motorcycle Company, Ltd. On June 24, 2003, this first prototype motorcycle with our engine was tested for emissions by Compliance and Research Services, Inc., an independent, EPA approved testing facility located in Linden, New Jersey. Our motorcycle engine was tested on a dynamometer with a load-bearing weight of 1,000 pounds for both hydrocarbon and carbon monoxide emissions: we achieved a 1.5 grams per kilometer result, well under the federal EPA standard of 5 grams per kilometer, and; our engine's carbon monoxide test reading of 6.8 grams per kilometer was as well, substantially below the applicable EPA standard of 12.0 grams per kilometer.

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

Title
Percent           Name and Address of     Amount and Nature of
of Class          Beneficial Owner        Beneficial Ownership      of Class
--------          ----------------        ----------------------    --------
Common Stock      George J. Coates*        207,252,760 shares(1)      78.19%
                  Gregory Coates*           14,032,520 shares          5.31%
                  Richard Evans                660,000 shares           .25%
                  Michael J. Suchar*           241,600 shares(2)        .09%
                  All directors and
                  executive officers
                  as a Group (3 persons)   222,186,880 shares         83.83%

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

                                    PART IV

ITEM 15:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Index To Exhibits

Exhibit No.                   Description of Exhibit
----------------------------------------------------
3.1*        CIL's Restated Certificate of Incorporation
3.1(i)+     Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on May 22, 2000.
3.1(ii)+    Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on August 31, 2001.
3.2*        CIL's By-Laws
4.1*        Form of Certificate for CIL's Series A Non-Cumulative Convertible
            Preferred Stock
10.1*       Deed dated February 21, 1995 transferring title to CIL's Principal
            Facility at Route 34
10.2*       Assumption and Indemnification Agreement dated February 21, 1995 between the partnership and CIL.
10.3*       License Agreement dated December 22, 1997 between George J. Coates and CIL. George J. Coates and CIL and First and Second Amendments
            thereto dated July 17, 1995.
10.4*       Third Amendment dated September 21, 1995 to License Agreement dated
            February 17, 1995 between George J. Coates and CIL.
10.5*       License Agreement dated February 22, 1993 between Gregory Coates and
            CIL and First Amendment thereto dated July 17, 1995.
10.6+       License Agreement, Dated September 29, 1999, with Well to Wire
            Energy, Inc.
10.7+       Amendment No. 1 to License Agreement, Dated April 6, 2000.
10.8+       Amendment No. 2 to License Agreement, Dated July 21, 2000.
10.9+       License Agreement, dated April 19, 1996, by and between the Company and Nicholson McLaren Engines, Ltd.
10.10x      License Agreement, dated April 12, 2002, by and between Coates
            International, Ltd. and McLean, England and Associates,LLC.
10.11#      Sublicense Agreement, dated April 30,2003, by and between Coates
            International, Ltd., as Sublicensor, and Coates Motorcycle Company,
            Ltd., as Sublicensee.
10.12#      License Agreement, dated April 30, 2003, by and between George J.
            Coates, Gregory G. Coates and the Coates Trust, collectively as
            Licensor, and Coates Motorcycle Company, Ltd., as Licensee.
10.13       Amendment No. 1 to Sublicense Agreement, dated March 5, 2004, by and between Coates International, Ltd., as Sublicensor, and Coates
            Motorcycle Company, Ltd., as Sublicensee.

10.14 Amendment No. 1 to License Agreement, dated March 5, 2004, by and between George J. Coates, Gregory G, Coates and the Coates Trust, collectively as Licensor, and Coates Motorcycle Company, Ltd., as Licemsee.
10.15 Amendment to License Agreement, dated April 1, 2004, by and between Coates International, Ltd. and George J. Coates, as Licensor, and McLean, England and Associates, LLC, as Licensee.
31.1 Certification of George J. Coates, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
---------------------------------------------------------
* These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:
+ These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003 from the Company's Registration Statement filed on Form 10-SB12G and amendments thereto with the Securities and Exchange Commission, File No. 000-33155.
x This License Agreement is hereby incorporated by reference herein from the Company's Form 8-K, filed with the Securities and Exchange Commission on or about April 16, 2002.
# These exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Form 10-QSB for the quarter ended June 30, 2003.
      (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to our Form 10-KSB for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 15, 2003                          COATES INTERNATIONAL LTD.

                                              /s/ George J. Coates
                                              -----------------------------
                                              George J. Coates, President
                                              Chief Executive Officer and
                                              Principal Financial Officer

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

      /S/ROSENBERG RICH BAKER BERMAN & COMPANY
----------------------------------------------
         Rosenberg Rich Baker Berman & Company

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

INCOME TAXES

   The income tax benefit provision is comprised of the following:

                                                        December 31,
                                                  --------------------------
                                                     2003           2002
                                                  ------------   -----------
      Current Income Taxes
            Federal                             $      -       $     -
            State                                     210,204         (500)
                                                  ------------   -----------
                                                $     210,204  $      (500)
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

      The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2003:

      Total deferred tax asset                                $  5,348,622
      Less valuation allowance                                   5,348,622
                                                                -----------
      Net deferred tax asset                                  $     -
                                                                ===========

THE DIFFERENCES BETWEEN INCOME TAX BENEFITS IN THE FINANCIAL STATEMENTS AND THE TAX BENEFIT COMPUTED AT THE U. S. FEDERAL STATUTORY RATE OF 34% AT DECEMBER 31, 2003 ARE AS FOLLOWS:

      Tax benefit                                            34%
      Valuation allowance                                  (34%)
                                                       ----------
      Effective tax rate                                      -%
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