Form 10QSB
period 2004-03-31
COATES INTERNATIONAL LTD \DE\
filed 2004-05-17
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

    [X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities
                              Exchange Act of 1934

                        For Quarter Ended March 31, 2004

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

                                 Yes [X] No [ ]

As of March 31, 2004, there were 265,273,192 shares of the Registrant's common stock were issued and outstanding.

                           COATES INTERNATIONAL, LTD.

                                      INDEX
                                    ---------


                                                                          Page
                                                                         Number
                                                                         ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheet
          - March 31, 2004                                                  2

         Condensed Statements of Operations

          - Three months ended March 31, 2004 and 2003                      3

         Condensed Statements of Cash Flows

          - Three months ended March 31, 2004 and 2003                      4

         Notes to Condensed Financial Statements                            5

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    6-9

Item 3   Controls and

Procedures                                                                  9

PART II  -  OTHER INFORMATION                                               9

Item 1.     LEGAL PROCEEDINGS                                               9

Item 2.     CHANGES IN SECURITIES                                           9


Item 3.     DEFAULTS ON SENIOR SECURITIES                                   9


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10

Item 5.     OTHER INFORMATION                                              10

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                               10

SIGNATURES                                                                 11

                           COATES INTERNATIONAL, LTD.
                        INDEX TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2004

                                                                           Page

Independent Accountants' Report  ....................................         1

Financial Statements

     Condensed Balance Sheet.........................................         2

     Condensed Statements of Operations..............................         3

     Condensed Statements of Cash Flows..............................         4

     Notes to the Condensed Financial Statements.....................         5

                           COATES INTERNATIONAL, LTD.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

      Assets
Current Assets
   Cash                                                                         $     76,603
   Inventory                                                                         302,706
   Due from Coates Motorcycle Company, Ltd.                                           77,050
                                                                                ------------
                                                                                     456,359

      Total Current Assets

Property, Plant and Equipment - Net of accumulated depreciation of $605,747        1,602,032

Other Assets
   Investment                                                                             --
   Deposits                                                                            2,500
                                                                                ------------

      Total Assets                                                                 2,060,891
                                                                                ============

      Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of mortgage payable                                                 4,770
   Accounts payable                                                                   48,598
   Accrued interest payable                                                           12,076
   Accrued expenses                                                                  803,017
   License deposits                                                                  940,000
                                                                                ------------

        Total Current Liabilities                                                  1,808,461

   Mortgage payable, net of current portion                                          865,124
                                                                                ------------

        Total Liabilities                                                          2,673,585

Stockholders' Equity (Deficit)
    Common stock, $.00001 par value, 1,000,000,000 shares authorized,                  2,655
       265,093,440 shares issued and outstanding
    Additional paid-in capital                                                    16,210,189
      Retained earnings (deficit)                                                (16,825,538)
                                                                                ------------

        Total Stockholders' Equity (Deficit)                                        (612,694)
                                                                                ------------

        Total Liabilities and Stockholders' Equity (Deficit)                    $  2,060,891
                                                                                ============

See notes to the condensed financial statements.

                           COATES INTERNATIONAL, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                              Three Months Ended
                                                                    March 31,
                                                         --------------------------------
                                                             2004                2003
                                                         -------------      -------------
                                                          (Unaudited)        (Unaudited)
                                                         -------------      -------------
Revenue                                                  $          --      $          --
                                                         -------------      -------------

Operating Expenses:

   Research and development costs                               17,978             21,791
   Research and development costs - related party               22,000             41,000
   General and administrative expenses                         249,216            314,300
   Depreciation and amortization expense                        19,058             15,815
                                                         -------------      -------------

      Total Operating Expenses                                 308,252            392,906
                                                         -------------      -------------

   Loss From Operations                                       (308,252)          (392,906)

Other Income (Expense):

   Interest income                                                 209              1,298
   Interest expense                                            (32,295)           (38,761)
                                                         -------------      -------------
                                                               (32,086)           (37,463)
      Total Other Income (Expense)

                                                         -------------      -------------
                                                              (340,338)          (430,369)
Net Loss Before Income Taxes

Provision for Income Taxes                                          --                 --
                                                         -------------      -------------
Net Loss                                                 $    (340,338)     $    (430,369)
                                                         =============      =============
Loss Per Share                                           $        0.00      $        0.00
                                                         =============      =============

Weighted Average Number of Common Shares Outstanding       265,591,992        265,082,050
                                                         =============      =============



See notes to the condensed financial statements.

                           COATES INTERNATIONAL, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                 2004             2003
                                              (Unaudited)      (Unaudited)
                                              -----------      -----------

Cash Flow From Operating Activities           $  (489,359)     $  (498,855)

Cash Flow From Investing Activities                    --               --

Cash Flow From Financing Activities
    Repayment of mortgage                          (1,250)          (2,014)
                                              -----------      -----------
    Net Cash Used in Financing Activities          (1,250)          (2,014)


                                              -----------      -----------

    Net (Decrease) in Cash                       (490,609)        (500,869)

    Cash - Beginning of Period                    567,212        1,079,267
                                              -----------      -----------
    Cash - End of Period                      $    76,603      $   578,398
                                              ===========      ===========






See notes to the condensed financial statements.

                           COATES INTERNATIONAL, LTD.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the years ended December 31, 2004 and 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

  INVESTMENT

    On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd. Prior to the agreement, Coates Motorcycle Company, Ltd. was owned 100% by Gregory Coates, an officer of the Company. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of common shares of Coates Motorcycle Company, Ltd. In addition, the Company had an anti-dilution right.

    During the quarter ended March 31, 2004, the Company amended its license agreement with Coates Motorcycle Company, Ltd. to expand the license rights granted, and remove the anti-dilution provision in exchange for an additional 1,000,000 common shares of Coates Motorcycle Company, Ltd.

    Due to Coates Motorcycle Company, Ltd. issuing its common shares to other parties and the removal of the anti-dilution provision, the Company's ownership of Coates Motorcycle Company, Ltd. as of March 31, 2004 is 29.5%.

    The Company's investment in Coates Motorcycle Company, Ltd. is being accounted for under the equity method of accounting for investments, as such, the investment is being carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-QSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of
         Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on Well to Wire Energy, Inc. and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

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

         On April 1, 2004, the Company amended its license agreement with McLean, England and Associates, LLC. Pursuant to this amendment, McLean, England and Associates shall take delivery of the no. 1 diesel 855 engine incorporating the Coates CSRV System from the Company and, at licensee's own expense, undertake further required modifications.

         Preliminary Agreement with Dominion International

                  During the quarter ended September 30, 2002 CIL commenced negotiations with a Florida-based group, Dominion International ("Dominion") for a license arrangement agreement covering specific uses of the Coates CSRV engine technology in certain applications, within the territory of the United States. During the quarter ended September 30, 2002, Dominion paid CIL a non-refundable deposit of $75,000, to be applied against the license fee. The Company and Dominion are still in negotiations over the terms and provisions of a proposed license agreement.

         Results of Operations for the Three Month Periods Ended March 31, 2004 and 2003

         CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and to be made under the agreements with McLean and Dominion. Further payments are not scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. CIL has completed the basic construction of this production model and currently expects completion of testing and delivery to occur during the current fiscal year. In addition, McLean and CIL expect to complete the development, testing and delivery of at least the first no.1 diesel 855 engine incorporating the Coates CSRV System also during the current fiscal year.

         Total operating expenses for the quarter ended March 31, 2004, were $308,252 compared to $392,906 for the first quarter in 2003. Research and development costs were $39,978 and $62,791 for the quarters ended March 31, 2004 and 2003, respectively. This approximate 36% decrease in research and development expense is attributable to the fact that development of the Company's Coates Generator Engine has been completed and approximately $22,000 of this expense is labor charges.

         No revenues were generated during the quarter. General and administrative expenses were $268,274 for the quarter as compared to $330,115 for the quarter ended March 31, 2003. The Company had a loss for the quarter of $340,338, or $.00 per share, as compared to a net loss of $430,369, or $.00 per share, for the first quarter of 2003.

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

         Liquidity and Capital Resources

         The Company had a cash position of $76,603 at March 31, 2004, an approximate 87% decrease from the $578,398 cash position at December 31, 2003. This March 31, 2004 cash position of $76,603 reflects the Company's inactivity in the private equity market as was the case for the quarter ended March 31, 2003. CIL's working capital deficit of $1,352,102 at March 31, 2004 represents an approximate $1,255,000, or 1,300% decrease in the $96,510 working capital deficit position at December 31, 2003. CIL's current liabilities of $1,808,461 at March 31, 2004 have increased since December 31, 2003 ($860,372) primarily due to the reclassification of $940,000 in license deposits from non-current to current liabilities.

                  CIL has completed the basic construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with CIL's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Management expects to be able to complete the testing of the production model and delivery to WWE during the current fiscal year, after which CIL expects to receive the balance of $3,800,000 from Well to Wire

         Energy, Inc under the R&D Agreement. Under this License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype. As well, CIL and McLean expect to complete the further required modifications and testing of at least the no. 1 diesel 855 engine incorporating the Coates CSRV System during the current fiscal year pursuant to its license agreement with McLean, as amended, and receive the license fee payments during the current fiscal year. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with these expectations and that payments will be received as called for in the agreements.

         During the second quarter of 2003, the Company organized a subsidiary, Coates Motorcycle Company, Ltd., to research and develop a heavy cruiser motorcycle equipped with the Coates SRV engine. In connection with this project, on April 30, 2003, CIL executed and delivered an exclusive Sublicense Agreement to Coates Motorcycle Company, Ltd. ("Coates Motorcycle") in exchange for a 50+% equity ownership interest and anti-dilution right to maintain this majority ownership position. In consideration for its receipt of this exclusive Sublicense Agreement, Coates Motorcycle issued 2,550,000 of its common shares to CIL and became its subsidiary. Conjunctively, George J. Coates, Gregory
         G. Coates and the Coates Trust granted a non-exclusive license at the same time to Coates Motorcycle for a minority equity interest without any anti-dilution rights.

         On March 5, 2004 this Sublicense Agreement was amended and the anti-dilution rights were terminated and the Company received an additional 1,000,000 shares of Coates Motorcycle.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

            Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Principal Financial Officer, have concluded that our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      (b) Changes in Internal Controls.

            There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Principal Financial Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 2 CHANGES IN SECURITIES

             None

c) sales of unregistered securities during the quarter ended March 31, 2004:

             None

 Item 3 DEFAULTS ON SENIOR SECURITIES

             None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On  March  5,  2004,  the  Company   declared  a  stock  dividend  to  its
stockholders of record at the close of business on that date to distribute 1,000,000 shares of the common stock of Coates Motorcycle it received pursuant to the terms of the Sublicense Agreement. Stockholders of record on March 5, 2004, will be entitled to receive 1 share of the common stock of Coates Motorcycle for each 44.3067 Company common shares beneficially owned of record on that date. No dividend will be issued on fractional shares. The stock dividend is subject to certain contingencies: the effective registration of the 1,000,000 Coates Motorcycle common shares under the Securities Act of 1933 for purposes of distributing these shares to Company shareholders, and the successful closing on the public sale of the minimum amount of Coates Motorcycle units in its initial public offering.

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

                  10.16 Amendment No. 1 to Sublicense Agreement,  dated March 5,
            2004, by and between Coates International, Ltd., as Sublicensee, and Coates Motorcycle Company, Ltd., as Sublicensor.

                  10.17 Amendment to License Agreement,  dated April 1, 2004, by and between Coates International, Ltd., as Licensor, and McLean, England and Associates, LLC, as Licensee.

                  31.1 and 31.2 Certification of the Chief Executive Officer and
            Principal   Financial   Officer  pursuant  to  Section  302  of  the
            Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K:      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended March 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 17, 2004               COATES INTERNATIONAL, LTD.

                                 By: /s/ George J. Coates
                                     -----------------------
                                 George J. Coates, President
                                 Chief Executive Officer and
                                 Principal Financial Officer