Form 10QSB
period 2004-06-30
COATES INTERNATIONAL LTD \DE\
filed 2004-08-20
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

          [X] Quarterly Report Pursuant to Section 13 or 15 (D) of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2004

                                       Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 For the Transition Period from

                               ________ to _______

                        Commission file number 33-948884

                           Coates International, Ltd.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                          22-2925432
--------------------------------------------------------------------------------
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

          Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719
--------------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (732) 449-7717
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of June 30, 2004, there were 265,810,564 shares of the Registrant's common stock were issued and outstanding.

                           COATES INTERNATIONAL, LTD.
                        INDEX TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                                                                     Page

Financial Statements

     Condensed Balance Sheet .....................................    2

     Condensed Statements of Operations ..........................    3

     Condensed Statements of Cash Flows ..........................    4

     Notes to the Condensed Financial Statements .................    5

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................   6-9

Item 3 Controls and Procedures ...................................    9

PART II - OTHER INFORMATION ......................................   10

Item 1. LEGAL PROCEEDINGS ........................................   10

Item 2. CHANGES IN SECURITIES ....................................   10

Item 3. DEFAULTS ON SENIOR SECURITIES ............................   10

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......   10

Item 5. OTHER INFORMATION ........................................   11

Item 6. EXHIBITS AND REPORTS ON FORM 8-K .........................   11

SIGNATURES .......................................................   11

                           COATES INTERNATIONAL, LTD.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

Assets

Current Assets
   Cash                                                            $    130,839
   Inventory                                                            302,706
   Due from related party                                               263,378
    Prepaid Expenses                                                      8,448
                                                                   ------------
      Total Current Assets                                              705,371

Property, Plant and Equipment -                                       1,586,216
  net of accumulated depreciation of $621,562

Other Assets                                                              2,500
                                                                   ------------

      Total Assets                                                    2,294,087
                                                                   ============

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Current portion of mortgage payable                                    4,770
   Accounts payable                                                      50,323
   Accrued interest payable                                              12,076
   Accrued expenses                                                     805,643
   License deposits                                                     940,000
                                                                   ------------
        Total Current Liabilities                                     1,812,812

   Mortgage payable, net of current portion                             864,685
                                                                   ------------

        Total Liabilities                                             2,677,497

Stockholders' Equity (Deficit)
    Common stock, $.00001 par value, 1,000,000,000 shares
    authorized, 265,810,564 shares issued and outstanding                 2,657

    Additional paid-in capital                                       16,775,187
    Retained earnings (deficit)                                     (17,161,254)
                                                                   ------------
           Total Stockholders' Equity (Deficit)                        (383,410)
                                                                   ------------

        Total Liabilities and Stockholders' Equity (Deficit)       $  2,294,087
                                                                   ============

See notes to the condensed financial statements.

                           COATES INTERNATIONAL, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                                   (Unaudited)                       (Unaudited)
                                                          ------------------------------    ------------------------------
                                                               2004             2003             2004             2003
                                                          -------------    -------------    -------------    -------------

                         REVENUE                          $          --    $          --    $          --    $          --

Operating Expenses:
  Research and development                                        7,059           18,267           25,037           40,058
  Research and development costs - related party                 23,912           31,000           45,912           72,000
  General and administrative expenses                           257,615          293,468          506,831          607,768
  Depreciation and amortization expense                          15,815           19,049           34,873           34,864
                                                          -------------    -------------    -------------    -------------
      Total Operating Expenses                                  304,401          361,784          612,653          754,690
                                                          -------------    -------------    -------------    -------------

(Loss) From Operations                                         (304,401)        (361,784)        (612,653)        (754,690)
Other Income (Expense)
   Interest income                                                   79              816              288            2,114
   Interest expense                                             (31,095)         (47,486)         (63,390)         (86,247)
                                                          -------------    -------------    -------------    -------------
      Total Other Income (Expense)                              (31,016)         (46,670)         (63,102)         (84,133)

Minority interest in subsidiary                                      --           43,881               --           43,881
                                                          -------------    -------------    -------------    -------------

Net (Loss) Before Benefit From Income Taxes                    (335,417)        (364,573)        (675,755)        (794,942)

Benefit From Income Taxes                                            --               --               --               --
                                                          -------------    -------------    -------------    -------------

Net (Loss)                                                $    (335,417)   $    (365,573)   $    (675,755)   $    (794,942)
                                                          =============    =============    =============    =============
(Loss) per share                                          $       (.001)   $       (.001)   $       (.002)   $       (.002)
                                                          =============    =============    =============    =============
Weighted Average Number of Common Shares Outstanding        265,591,992      265,121,494      265,624,098      265,101,772
                                                          =============    =============    =============    =============

                See notes to the condensed financial statements.

                           COATES INTERNATIONAL, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                             June 30,
                                                     ---------------------------
                                                         2004          2003
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Cash Flow From Operating Activities                  $  (638,648)   $  (870,639)

Cash Flow From Investing Activities
    Loans to related party                              (348,777)            --

Cash Flow From Financing Activities
    Repayment of mortgage                                 (1,690)       (18,102)
    Proceeds from issuance of stock                      565,000        550,000
                                                     -----------    -----------
    Net Cash provided by Financing Activities            563,310        531,898
                                                     -----------    -----------
    Net (Decrease) in Cash                              (424,115)      (338,741)
                                                     -----------    -----------
                                                         554,954      1,079,267
    Cash - Beginning of Period
                                                     -----------    -----------
    Cash - End of Period                             $   130,839    $   740,526
                                                     ===========    ===========

See notes to the condensed financial statements.

                           COATES INTERNATIONAL, LTD.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the years ended December 31, 2004 and 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and its quarterly report on Form 10-QSB for the related period ended March 31, 2004.

RELATED PARTY

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

      During the quarter ended March 31, 2004 the Company amended its license agreement with Coates Motorcycle Company, Ltd. to expand the license rights granted and to remove the anti-dilution provision in exchange for an additional 1,000,000 common shares of Coates Motorcycle Company, Ltd. As a result of these transactions, the Company currently owns 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest and Coates Motorcycle is no longer a subsidiary.

      As of June 30, 2004, the Company has outstanding loans receivable from Coates Motorcycle in the amount of $263,378.

SALE OF COMMON STOCK

      In April 2004 the Company issued 4,286 shares of its common stock at $3.50 per share to two accredited investors for $15,000 in cash. In May 2004 the Company issued 200,000 shares of its common stock for $2.50 per share to two accredited investors and 14,286 shares of its common stock at $3.50 per share to an accredited investor for a combined total of $550,000 in cash.

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

      CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype engine is currently undergoing testing and is expected to be completed during fiscal year 2004.

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

      Results of Operations for the Three Month Periods Ended June 30, 2004 and 2003

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

      Total operating expenses for the quarter ended June 30, 2004, were $304,401 compared to $361,784 for the second quarter in 2003. Research and development costs were $7,059 and $18,267 for the quarters ended June 30, 2004 and 2003, respectively. This approximate 60% decrease in research and development expense is attributable to the fact that development of the Company's Coates Generator Engine has been substantially completed and approximately $23,912 of this expense is labor charges.

      No revenues were generated during the quarter. General and administrative expenses were $257,615 for the quarter as compared to $293,468 for the quarter ended June 30, 2003. The Company had a loss for the quarter of $335,417, or $.00 per share, as compared to a net loss of $365,573, or $.00 per share, for the second quarter of 2003.

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

      Liquidity and Capital Resources

      The Company had a cash position of $130,839 at June 30, 2004, an approximate 70% increase from the $76,603 cash position at March 31, 2004. This June 30, 2004 cash position of $130,839 reflects the receipt by the Company of proceeds in the amount of $565,000 during the quarter from its private placement. CIL's working capital deficit of $383,410 at June 30, 2004 represents an approximate $229,284, or 37% decrease in the $612,694 working capital deficit position at March 31, 2004. CIL's current liabilities of $1,812,812 at June 30, 2004 have remained relatively constant since March 31, 2004 ($1,808,461) primarily due to the use of proceeds derived from the Company's private placement.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company, its officers and directors and other related and unrelated parties have been named as defendants in a lawsuit brought in the Superior Court of New Jersey, Law Division, Ocean County, by a local New Jersey attorney, as a pro se plaintiff and captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al, based upon that plaintiff's contention that he is the assignee of 1107 N.W. Central Avenue, Inc. 1107 and the Company entered into a Preliminary Agreement in relation to the potential grant, by the Company of a license to 1107. The Preliminary Agreement provided that the $500,000 deposit of 1107 would convert to the stock of the Company if 1107 did not make the next payment required by the Preliminary Agreement. 1107 did not make the next payment; therefore, the deposit converted into shares of the Company's restricted common stock. Company management deems this lawsuit without merit and intends to vigorously defend this action and to seek from the plaintiff payment of its legal fees and costs.

Item 2 CHANGES IN SECURITIES

      None

c) sales of unregistered securities during the quarter ended June 30, 2004:

      During the quarter ended June 30, 2004, the Company placed 218,572 restricted common shares with 5 accredited investors and received gross subscription proceeds of $565,000 pursuant to its private placement. The Company conducted its private placement pursuant to the exemption from the registration requirements of the Securities Act of 1933 and applicable state registration requirements provided by Rule 506 of Regulation D. All of the 5 accredited investors had pre-existing relationships with the Company and the certificates representing the securities subscribed for bore the appropriate restrictive legend.

Item 3 DEFAULTS ON SENIOR SECURITIES

      None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 5, 2004, the Company declared a stock dividend to its stockholders of record at the close of business on that date to distribute 1,000,000 shares of the common stock of Coates Motorcycle it received pursuant to the terms of the Sublicense Agreement. Stockholders of record on March 5, 2004, will be entitled to receive 1 share of the common stock of Coates Motorcycle for each 44.3067 Company common shares beneficially owned of record on that date. No dividend will be issued on fractional shares. The stock dividend is subject to certain contingencies: the effective registration of the 1,000,000 Coates Motorcycle common shares under the Securities Act of 1933 for purposes of distributing these shares to Company shareholders, and the successful closing on the public sale of the minimum amount of Coates Motorcycle units in its initial public offering. Subsequently, the Company increased the size of the stock dividend from 1,000,000 shares to 1,500,000 shares, providing for the distribution of 1 share of the common stock of Coates Motorcycle for each 29.871 Company common shares owned of record.

Item 5 OTHER INFORMATION

      On July 27, 2004, the Company executed an agreement of sale to purchase an industrial complex comprised of approximately 8 buildings, representing an aggregate 355,482 square feet of industrial and office space, situated on approximately 113.60 acres of land located in the Township of Howell, Monmouth County, State of New Jersey for the purchase price of $10,000,000. The agreement is subject to a number of contingencies, including a 120 day due diligence period to investigate, among other things, the property's compliance with applicable environmental laws, rules and regulations.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            10.17 Amendment to License Agreement, dated April 1, 2004, by and between Coates International, Ltd., as Licensor, and McLean, England and Associates, LLC, as Licensee.

            10.18 Agreement of Sale by and between WDH Howell, LLC and Coates International, Ltd., dated July 27, 2004.

            31.1 and 31.2 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 and 32.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      (b) Reports on Form 8-K: None.


                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended June 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 19, 2004                       COATES INTERNATIONAL, LTD.

                                             By: /s/ George J. Coates
                                                 ----------------------------

                                                 George J. Coates, President

                                                 Chief Executive Officer and

                                                 Principal Financial Officer