Form 10QSB
period 2004-09-30
COATES INTERNATIONAL LTD \DE\
filed 2004-11-22
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2004

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

                                 Yes [X] No [_]

As of September 30, 2004, there were 265,860,564 shares of the Registrant's common stock were issued and outstanding.

                           Coates International, Ltd.
                        Index to the Financial Statements
                                  June 30, 2004

                                                                            Page

Financial Statements

     Condensed Balance Sheet...................................................2

     Condensed Statements of Operations........................................3

     Condensed Statements of Cash Flows........................................4

     Notes to the Condensed Financial Statements...............................5

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           6-9

Item 3   Controls and Procedures                                              10

PART II  -  OTHER INFORMATION                                                 10

Item 1.     LEGAL PROCEEDINGS                                                 10

Item 2.     CHANGES IN SECURITIES                                             10

Item 3.     DEFAULTS ON SENIOR SECURITIES                                     11


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

Item 5.     OTHER INFORMATION                                                 11

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  11

SIGNATURES                                                                    12

                           Coates International, Ltd.
                             Condensed Balance Sheet
                               September 30, 2004
                                   (Unaudited)

Assets

Current Assets
   Cash                                                                 $    102,365
   Inventory                                                                 302,706
   Due from related party                                                    342,337
    Prepaid expenses                                                           4,240
                                                                        ------------
      Total Current Assets                                                   751,648

Property, Plant and Equipment -                                            1,570,401
  net of accumulated depreciation of $637,377

Other Assets                                                                   2,500
                                                                        ------------

      Total Assets                                                         2,324,549
                                                                        ============


Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of mortgage payable                                         4,770
   Accounts payable                                                           44,765
   Accrued interest payable                                                   12,075
   Accrued expenses                                                          426,987
   License deposits                                                          940,000
                                                                        ------------
        Total Current Liabilities                                          1,428,597

   Mortgage payable, net of current portion                                  864,226
                                                                        ------------

        Total Liabilities                                                  2,292,823

Stockholders' Equity
    Common stock, $.00001 par value, 1,000,000,000 shares authorized,          2,659
       265,860,564 shares issued and outstanding
    Additional paid-in capital
                                                                          17,025,185
    Retained earnings (deficit)                                          (16,996,118)
                                                                        ------------
           Total Stockholders' Equity                                         31,726
                                                                        ------------

        Total Liabilities and Stockholders' Equity                      $  2,324,549
                                                                        ============


See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                             (Unaudited)                       (Unaudited)
                                                   ------------------------------    ------------------------------
                                                        2004             2003             2004             2003
                                                   -------------    -------------    -------------    -------------

                         Revenue                   $          --    $          --    $          --    $          --

Operating Expenses:
  Research and development                                19,410          150,057           70,164          190,115
  Research and development costs - related party          23,911           23,000           69,823           95,000
  General and administrative expenses                    265,522          400,945          810,026        1,008,713
  Depreciation and amortization expense                   15,816           19,058           50,688           53,922
                                                   -------------    -------------    -------------    -------------
      Total Operating Expenses                           324,659          593,060        1,000,701        1,347,750
                                                   -------------    -------------    -------------    -------------

(Loss) From Operations                                  (324,659)        (593,060)      (1,000,701)      (1,347,750)

Other Income (Expense)
   Interest income                                         4,459              762            4,747            2,876
   Interest expense                                           --          (30,550)              --         (116,797)
   Other income - legal settlement                       485,336               --          485,336               --
                                                   -------------    -------------    -------------    -------------
      Total Other Income (Expense)                       489,795          (29,788)         490,083         (113,921)

Minority interest in subsidiary                               --           56,119               --          100,000
                                                   -------------    -------------    -------------    -------------

Net Income (Loss) Before Income Taxes                    165,136         (566,729)        (510,618)      (1,361,671)

Income Taxes                                                  --               --               --               --
                                                   -------------    -------------    -------------    -------------

Net Income (Loss)                                  $     165,136    $    (566,729)   $    (510,618)   $  (1,361,671)
                                                   =============    =============    =============    =============
                                                   $        .001    $       (.002)   $       (.002)   $       (.005)
Income (Loss) per share
                                                   =============    =============    =============    =============
Weighted Average Number of Common
Shares Outstanding                                   265,860,564      265,251,573      265,657,425      265,214,484
                                                   -------------    -------------    -------------    -------------

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows

                                                           Nine Months Ended
                                                             September 30,
                                                   --------------------------------
                                                         2004              2003
                                                     (Unaudited)       (Unaudited)
                                                   --------------    --------------

Cash Flow From Operating Activities                $     (850,485)   $   (1,360,116)


Cash Flow From Investing Activities
    Loans to related party                               (314,955)               --


Cash Flow From Financing Activities
    Repayment of mortgage                                  (2,149)          (19,072)
    Proceeds and repayment of related party loan         (100,000)          100,000
    Proceeds from issuance of stock                       815,000           895,015
                                                   --------------    --------------
    Net Cash provided by Financing Activities             712,851           975,943


                                                   --------------    --------------
    Net (Decrease) in Cash                               (452,589)         (384,173)

    Cash - Beginning of Period                            554,954         1,079,267
                                                   --------------    --------------

    Cash - End of Period                            $      102,365    $      695,094
                                                   ==============    ==============


See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and its quarterly reports on Form 10-QSB for the related periods ended March 31, 2004 and June 30, 2004.

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

As of September 30, 2004, the Company has outstanding loans and interest receivable from Coates Motorcycle in the amount of $342,337.

SALE OF COMMON STOCK

In July 2004 the Company issued 50,000 shares of its common stock at $5.00 per share to an accredited investor for $250,000 in cash.

SETTLEMENT OF LITIGATION

In July 2004 the Company agreed to settle its claims against an accounting firm for $225,000. In connection therewith, the Company and its attorneys agreed to evenly divide the insurance proceeds to satisfy the expenses and legal fees owed to the attorneys pertaining to this litigation. In addition, its attorney also waived $260,363 of its legal fees. The Company realized net proceeds in the amount of $107,500.

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

         CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype engine has been completed and has been undergoing testing over the last two years. We have been unable to finalize our third prototype production model Coates Generator Engine due to lack of funds to test the functionality, design and components through what we believe to be our final evaluation protocol.

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

         Due to lack of funding, we have been unable to finalize the last phase of the design, testing of components and their composition, functionality as well as any continuing emissions/durability testing of the McLean truck engine as well as the third prototype model of the natural gas fueled, Coates Generator Engine under the WWE license agreement. We anticipate a need for approximately $500,000 of capital in order to fund the completion of these two projects.

         Results of Operations for the Three and Nine Month Periods Ended September 30, 2004 and 2003

         CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and to be made under the agreements with McLean. Further payments from these sources are not scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. We have been unable to finalize our third prototype production model Coates Generator Engine due to lack of funds to test the functionality, design and components through what we believe to be our final evaluation protocol. Due to lack of funding, we have been unable to finalize the last phase of the design, testing of components and their composition, functionality as well as any continuing emissions/durability testing of the McLean truck engine.

         Total operating expenses for the quarter and the nine month period ended September 30, 2004, were $324,659 and $1,000,701, respectively, as compared to $593,060 and $1,347,750 for the corresponding three month and nine month periods of 2003. Research and development costs were $43,321and $173,057 for the quarters ended September 30, 2004 and 2003, respectively, and $139,987 and $285,115 for the corresponding nine months periods. This approximate quarterly 68% decrease in research and development expense is attributable to the fact that the Company did not have available funds to finalize testing for the functionality, design and components through the final phases of the two projects for WWE and McLean. Approximately $23,991 for the three month period, and approximately $69,823 for the nine month period ended September 30, 2004 represent labor charges. Although labor charges remained consistent during the corresponding quarters for 2004 and 2003, they decreased by approximately 26% over the corresponding nine month periods. Again, due to lack of capital, the Company was unable this fiscal year to devote funding to its research and development efforts on the two subject projects.

         No revenues were generated during the quarter. General and administrative expenses were $265,522 for the quarter as compared to $400,945 for the quarter ended September 30, 2003. The Company had a loss from operations for the quarter of $324,659, but $165,136 in net income, or $.001 per share, due primarily to a settlement of a legal case which resulted in a payment of $485,336 to the Company this quarter. This, in comparison to the third quarter of 2003, represents an approximate 130% increase in income from the $566,729 loss suffered last year. However, for the nine month period ended September 30, 2004, even with this legal settlement, losses have accrued to $510,618 as compared to the $1,361,671 loss, or (.005) per share, for the same nine month period of 2003.

         Dependent upon the Company's ability to obtain new capital to fund completion of the prototype engines under the WWE and McLean license agreements, and depending upon their successful completion, management expects the license agreements described above to contribute an increasing stream of revenues during the upcoming periods. There can be no assurance, however, that completion and testing of the various prototype engines can be completed in a satisfactory manner and within the anticipated time frames, and that other contributing factors will not prohibit or delay finalization and consummation of the agreements, in which case revenues in the short run would be limited to certain non-refundable deposit payments.

         Liquidity and Capital Resources

         The Company had a cash position of $102,365 at September 30, 2004, an approximate 80% decrease from the $695,094 cash position for the corresponding quarter last year and a decrease of 22% from the $130,839 position at June 30, 2004. The Company's cash position of $102,365 at September 30, 2004, is principally the result of the receipt of a payment of $485,336 from a settled legal action as well as a result of the Company's receipt of $250,000 in subscription proceeds in July this year from an investor in the Company's private placement. CIL's working capital deficit of $676,949 at September 30, 2004 represents an approximate $430,492, or 39% decrease in the $1,107,441 working capital deficit position at June 30, 2004. CIL's current liabilities of $1,428,597 at September 30, 2004 have decreased since June 30, 2004 ($1,812,812) and remained relatively constant with the corresponding nine month period ended September 30, 2003 during which an aggregate $895,015 in private placement subscriptions were received as compared to $815,000 received during the corresponding nine month period this year.

                   CIL has completed the basic construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with CIL's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Upon completion of testing and delivery of this third prototype engine, CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under this License Agreement, the balance due CIL of $4,700,00 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype. As well, CIL is scheduled to receive the license fee payments due under the McLean license when the two truck engines, one being completed by McLean pursuant to the April, 2004 license amendment, and the other truck engine, the Company is completing, are delivered and fully tested. The Company has been unable to finalize the third prototype production model Coates Generator Engine under the WWE license agreement nor the truck engine, under the McLean license agreement, due to a lack of capital necessary to test the functionality, design and components through what we believe to be the final evaluation protocols for these two projects. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with the Company's expectations nor that payments will be received as called for in the agreements.

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

Item 2 CHANGES IN SECURITIES

              None

c) sales of unregistered securities during the quarter ended September 30, 2004:

         During the quarter ended September 30, 2004, the Company placed 50,000 restricted common shares with 1 accredited investor and received gross subscription proceeds of $250,000 pursuant to its private placement. The Company conducted its private placement pursuant to the exemption from the registration requirements of the Securities Act of 1933 and applicable state registration requirements provided by Rule 506 of Regulation D. The accredited investor who tendered the subscription proceeds to the Company had a pre-existing relationship with the Company and the certificates representing the securities subscribed for bore the appropriate restrictive legend.

Item 3 DEFAULTS ON SENIOR SECURITIES

             None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

Item 5 OTHER INFORMATION

         On July 27, 2004, the Company had executed an agreement of sale to purchase an industrial complex comprised of approximately 8 buildings, representing an aggregate 355,482 square feet of industrial and office space, situated on approximately 113.60 acres of land located in the Township of Howell, Monmouth County, State of New Jersey for the purchase price of $10,000,000. The agreement was subject to a number of contingencies, including a 120 day due diligence period to investigate, among other things, the property's compliance with applicable environmental laws, rules and regulations. On November 16, 2004, the Company exercised its right to terminate this contract in writing.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  31.1 and 31.2 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 and 32.2 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

          (b) Reports on Form 8-K: None.

                                                             SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended September 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November  22, 2004                    COATES INTERNATIONAL, LTD.


                                           By: /s/ George J.Coates
                                              ----------------------------------
                                              George J. Coates, President
                                              Chief Executive Officer and
                                              Principal Financial Officer