Form 10KSB
period 2004-12-31
COATES INTERNATIONAL LTD \DE\
filed 2005-11-03
CIK 948426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to______________

                         COMMISSION FILE NUMBER 33-94884

                           COATES INTERNATIONAL, LTD.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                      22-2925432
  -----------------------------                ---------------------------------
  (State or other jurisdiction                 (IRS Employer identification No.)
       of organization)


     Highway 34 & Ridgewood Road
      Wall Township, New Jersey                              07719
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip code)

          Issuer's telephone number, including area code (732) 449-7717
                                                         ----- --------

        Securities registered pursuant to Section 12(b) of the Act: NONE

                              Title of Class: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                 Title of Class: Common Stock, $.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. [ ]

Issuer had no revenues for the year ended December 31, 2004.

During the fiscal year ended December 31, 2004, there was no established public trading market for the issuer's Common Stock. As of March 31, 2005, there were 265,859,278 shares of Common Stock issued and outstanding.

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

                           COATES INTERNATIONAL, LTD.

                                    CONTENTS

--------------------------------------------------------------------------------------------
PART I                                                                                Page
--------------------------------------------------------------------------------------------
     Item 1.  Business                                                                  2
--------------------------------------------------------------------------------------------
     Item 2.  Properties                                                               10
--------------------------------------------------------------------------------------------
     Item 3.  Legal Procedures                                                         10
--------------------------------------------------------------------------------------------
     Item 4.  Submission of Matters to a Vote of Security Holders                      10
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
PART II
--------------------------------------------------------------------------------------------
     Item 5.  Market for Registrant's Common Equity and Related
                   Shareholder Matters                                                 10
--------------------------------------------------------------------------------------------
     Item 6.  Management's Discussion and Analysis of Financial Condition              11
                   and Results of Operations
--------------------------------------------------------------------------------------------
     Item 7.  Financial Statements and Supplementary Data                              14
--------------------------------------------------------------------------------------------
     Item 8.  Changes in and Disagreements with Accountants on Accounting
                   andFinancial Disclosure                                             15
--------------------------------------------------------------------------------------------
     Item 8A.  Controls and Procedures                                                 15
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------------------
     Item  9.  Directors and Executive Officers of the Registrant                      15
--------------------------------------------------------------------------------------------
     Item  10.  Executive Compensation                                                 17
--------------------------------------------------------------------------------------------
     Item  11.  Security Ownership of Certain Beneficial Owners and
                     Management                                                        18
--------------------------------------------------------------------------------------------
     Item  12.  Certain Relationships and Related Transactions                         18
--------------------------------------------------------------------------------------------
     Item  13.  Exhibits                                                               19
--------------------------------------------------------------------------------------------
     Item  14.  Principal Accountant Fees and Services.                                20
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Signatures                                                                             21
--------------------------------------------------------------------------------------------
Certification                                                                          35
--------------------------------------------------------------------------------------------
Certification Pursuant to 18 U.S.C. Section1350                                        36
--------------------------------------------------------------------------------------------

                                     PART I
                            COATES INTERNATIONAL LTD.

ITEM 1: DESCRIPTION OF BUSINESS

(a)   Business Development

      1.    Form and Year of Organization

      Coates International Ltd. ("we", "us", "our", "CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates as successor in interest to a Delaware corporation of the same name incorporated in August, 1988.

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

      Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. The Company has never been profitable and has incurred substantial losses from operations of $678,790 and $1,752,909 for the years ended December 31, 2004 and 2003, respectively. The Company expects that losses from operations may continue through 2005 and the Company anticipates that it will require additional financing in 2005, which may not be readily available.

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

      The combustion engine has been in use for approximately 100 years and is the most widely used powerpack in the world. There are more than 120 million new combustion engines built in the world every year, and 40 million engines are rebuilt annually. Management of CIL believes that the Coates Engine will be the engine of the future. In the late 1960's and 1970's, most vehicle combustion engines in the USA were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 55 percent. The rest of the engine's power was lost in friction, pumping and heat loss. When it was found that lead additives in fuel had an adverse effect on the environment, it was removed from the fuel. This causes the poppet valve engine combustion chamber to overheat, raising the temperature in excess of 2500 degrees Fahrenheit and damaging the poppet valves. The answer to this problem was to lower the compression ratios of all engines to 10 to 1 or lower, thus reducing efficiency of the combustion engine to approximately 24 percent. This means less miles per gallon (MPG), lower brake horse power (BHP) and lower torque. The air traveling through the inlet venturi of a combustion engine inlet travels at a speed of up to 450 ft per second. In normally aspirated engines this works, but in poppet valve engines, the BHP and torque decreased as the air traveling in does not increase in speed unless a turbo or supercharger is incorporated. At higher RPM's the poppet valve tends to float or bounce and is unable to service the cylinder and chamber to capacity with air and fuel mixture. This is the reason for adding two extra valves to modern engines including turbos or superchargers. The large overlap is another common defect in poppet valve engines, causing unburned fuel to escape through the exhaust poppet valves which leads to a loss of power, lower MPG and production of pollution.

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

Under the original terms of the license agreement, we were required to manufacture, research, develop and then test two prototype heavy truck engines for McLean. One of these prototypes is fueled by diesel fuel and the other prototype will be fueled by gasoline. We have completed the basic construction of both prototype engines. However, due to the continuing costs and expenses of developing the diesel fueled prototype engine before final testing can begin, we amended our license agreement with McLean on April 1, 2004. Pursuant to the terms of the amendment, McLean will take possession of the diesel fueled prototype engine and, at McLean's own expense, undertake the further development of this engine. All of the other terms and provisions of our license agreement with McLean remain as originally conceived, including all provisions covering testing and license fee and royalty payments. We are currently testing the gasoline fueled prototype engine and we anticipate that the development and testing protocol for both engines will continue through the next several months.

Competition

      Company management believes that our Coates Generator Engine, developed over the last four years pursuant to its agreements with Well to Wire Energy, Inc., and our two truck engine prototypes, developed under our agreements with McLean, England & Associates, LLC, utilizing Coates spherical rotary valves, will provide material and substantial enhanced efficiencies in power generation and longevity because of the Coates SRV Engine's replacement of the standard poppet valve and its assortment of moving parts with a single spherical valve. Conjunctively, the patented intake and exhaust ports constructed in this spherical rotary valve as well as the proprietary engineering of the Coates SRV Engine's seals will produce higher fuel economies. Based upon these and other proprietary innovations and enhancements of the Coates spherical rotary valve, we believe that the Coates Generator Engine will outperform all other comparable natural gas fueled electric generator engines currently utilized in the energy conversion market, and; that our two prototype truck engines, one gasoline and the other diesel fueled, will outperform comparable truck engines.

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

      We also believe that our prototype truck engines, one gasoline and the other diesel fueled, equipped with Coates spherical rotary valves, will significantly outperform traditional poppet valve truck engines when their development and testing is complete. The heavy truck engine market in the United States is dominated by well-established companies such as Kenilworth and Volvo to name a few. Our truck engines utilizing the Coates spherical rotary valves, will face significant entry barriers into this marketplace and we will have to compete not only in performance but with price.

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

                                           Date                           Date
US Patent No.                       Application Filed                    Of Patent
-------------                       ------------------                 ------------
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


      In addition to the foregoing issued patents, Mr. George Coates has filed U.S. patent applications to obtain protection for further inventions covering:

      Application No.                          Description
      ---------------                          -----------

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

Employees

At December 31, 2004, CIL employed six (6) employees, including George J. Coates and his son Gregory Coates who perform both management, assembly and research and development functions, and; Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. The financial controller and bookkeeper for the Company is Ms. Shirley Naidel.

Subcontract Labor

We subcontract for certain labor services from a related company, Coates Precision Engineering, Inc., a corporation owned by George J. Coates, which during 2004 was paid $46,112 for labor services, parts and materials.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction in a 6 acre site in Wall Township, New Jersey. We acquired this property from the George J. Coates 1991 Family Partnership, L.P in 1995. On January 1, 2004, we refinanced this property and gave a first mortgage in the amount of $870,618 to Eastern Savings Bank, FSB of New York. The first mortgage requires monthly payments of $10,512, accrues interest at the rate of 13.99 percent, per annum, and its outstanding principal balance and accrued interest become due and payable on January 1, 2024.

In our development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition, reasonable wear and tear excepted.

ITEM 3: LEGAL PROCEEDINGS

The Company, its officers and directors and other related and unrelated parties have been named as defendants in a lawsuit brought in the Superior Court of New Jersey, Law Division, Ocean County, by a local New Jersey attorney, as a pro se plaintiff and captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al, based upon that plaintiff's contention is that he is the assignee of 1107. The Preliminary Agreement provided that the $500,000 deposit of 1107 would convert to the stock of the Company if 1107 did not make the next payment required by the Preliminary Agreement. 1107 did not make the next payment; therefore, the deposit converted into shares of the Company's restricted common stock. Company management deems this lawsuit without merit and intends to vigorously defend this action and to seek from the plaintiff payment of its legal fees and costs. The Company is not a party to any other litigation.

In July 2004, the Company agreed to settle its claim against an accounting firm for $225,000. In connection therewith, the Company and its attorneys agreed to evenly divide the settlement proceeds to satisfy the expenses and legal fees owed to the attorneys pertaining to this litigation. In addition, its attorneys also waived $260,363 of its legal fees. The Company realized net proceeds in the amount of $107,500.

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

On March 5, 2004, the Board of Directors declared a stock dividend for all stockholders of record on that date, subject to certain conditions, to distribute to them 1,000,000 shares of the common stock of Coates Motorcycle Company, Ltd., which we received in exchange for certain sublicensing rights last year. Coates Motorcycle Company, an affiliate of our Company, is seeking to register these 1,000,000 common shares under applicable securities laws so that we can distribute them as the intended stock dividend to our stockholders. The stock dividend provides that all stockholders of record on March 5, 2004, the record date, will receive one share of Coates Motorcycle Company's common stock for every 44.3067 shares of our common stock, with any fractional shares being settled with cash payments. The dividend and its distribution to our stockholders is subject, however to two conditions: first, these 1,000,000 Coates Motorcycle Company shares must be fully registered for distribution to our stockholders under the Securities Act, and; second, Coates Motorcycle Company must succeed in its initial public offering. If both of these conditions are not accomplished by August 1, 2004, then the stock dividend will automatically be cancelled and terminated. We intend to further amend our sublicense agreement to extend the August 1, 2004 date for an additional 12 months. The intended stock dividend distribution, or payment date, is the day following the initial closing of Coates Motorcycle Company's initial public offering. Our stock transfer agent, American Stock Transfer & Trust Company of New York, will be our agent to distribute the stock dividend when the conditions have been met.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for our only outstanding class of capital stock, our Common Stock. At December 31, 2004 the approximate number of holders of record of the Common Stock was 1,015. We have not paid any dividends with respect to our Common Stock and anticipated capital requirements make it highly unlikely that we will pay any dividends in the year 2005 or in the foreseeable future.

Recent Sales of Unregistered Securities

      In 2004 the Company issued a total of 267,286 shares of its common stock to seven accredited investors for a total of $815,000 in cash at the following prices per share: 200,000 shares at $2.50 per share, 14,286 shares at $3.50 per share and 53,000 shares at $5.00 per share. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D and Section 4(2) of the 1933 Act in that the number of accredited investors was limited; that the accredited investors were either existing Company shareholders or had established business relationships with us. The certificates representing our shares placed contained the appropriate restrictive legends designating such shares as restricted securities, non-transferable and non- saleable other than pursuant to registration under the 1933 Act or pursuant to exemptions therefrom.

SELECTED FINANCIAL DATA

      The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2004 and 2003 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

     Balance Sheet                                  December 31,       December 31
                                                       2004                 2003
                                                    ------------       -----------
          Total assets ......................       $ 2,405,862        $ 2,594,174
          Current liabilities ...............           738,896          1,028,909
          Long-term debt ....................           863,412            866,374
          Working capital ...................          (268,402)           (96,510)
          Shareholders' equity ..............          (136,446)          (451,180)

     Statements of Operations                               For The Year Ended December 31,
                                                          ----------------------------------
                                                               2004           2003 (restated)
          Total revenues ..........................       $           0        $           0
          Operating income (loss) .................          (1,257,576)          (1,823,930)
          (Loss) before provision for incomes taxes            (897,139)          (1,963,113)
          Net (loss) ..............................            (678,790)          (1,752,909)
          Net loss per common share ...............       $       (0.00)       $       (0.01)
          Number of shares used in computing
          per share data ..........................         265,692,098          265,269,092
                                                          -------------        -------------


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



Results of Operations for the Years Ended December 31, 2004 and December 31,
2003

      We did not earn any revenues during 2004. All of our principal business activities and efforts during 2004, were devoted to the completion of the research, development, construction and testing of the prototype engines for WWE and McLean. We received aggregate payments of $1,140,000 from McLean, 1107 N.W. Central Avenue, Inc and Dominion during fiscal year 2002 but could not book these payments as revenue since our agreements with these parties were not finalized. During the years of 2002 and 2001, we received aggregate payments of $950,000 from Well to Wire Energy, Inc. pursuant to our agreements which amounts constituted the only revenues we recorded during those years.

Total operating expenses for the year ended December 31, 2004 were $1,257,576 compared to $1,823,930 for 2003, representing an decrease of approximately 31.05%. Other decreases in our research and development costs, consisted of decreased purchases of parts and supplies of approximately $112,949. General and administrative expense decreased from $1,264,205 in 2003, to approximately $1,032,529 in 2004.

The lack of revenues coupled with the increase of operating expenses resulted in a loss from operations of $1,257,576 for the year as compared with a loss from operations of $1,823,930 in 2003. During 2004, we continued our development efforts on the Coates Generator Engine but also the research, development and construction tasks associated with the two truck engine prototypes for McLean, significantly increasing the scope of our business operations. Other non-operating expenses for the twelve months ended December 31, 2004, remained relatively constant with those of 2003, with any differences not representing a material change from those of the prior year. The net results for the year was a loss of $678,790 or $0.00 per share, as compared to a net loss of $1,752,909 for 2003.

Liquidity and Capital Resources

During 2004, we received subscription proceeds of $815,000 in cash from 7 accredited investors for the issuance of 267,286, restricted common shares, concluding our private placement. We did not receive any non-refundable deposit payments against future license agreements and no refundable deposits which were converted into Company equity. We deposit our cash in our interest bearing bank accounts. The liquidity in our working capital which showed a deficit working capital of $268,402 at December 31, 2004. Current liabilities are primarily composed of approximately $483,297 legal fees due one law firm for its representation of our Company in litigation over the past several years.

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


ITEM 7: FINANCIAL STATEMENTS

      The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PE RSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


      At December 31, 2004 the executive officers and directors of CIL were as follows:

         Name                               Position                                Term(s) of Office
-----------------------             ------------------------                    -----------------------
George J. Coates,  age 64           President, Treasurer, Chief Executive
                                    Officer, Chief Financial Officer and
                                    Director                                    From Inception to
                                                                                present

Richard W. Evans, age 74            Secretary and Director                      May, 1996 until present

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

      The Company knows of no person, who, at any time during the fiscal year ended December 31, 2004 to the date hereof, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d), the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

ITEM 10: EXECUTIVE COMPENSATION.

      None of our executive officers has an employment contract. With respect to each of calendar years 2002, 2003 and 2004, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, our Chief Executive Officer, while compensation was as follows:

                           SUMMARY COMPENSATION TABLE

         Name                       Position                            Year                  Salary
         -------                    ---------                           ----                  ------
George J. Coates           President, Chief Executive
                           Officer and Chief Financial
                           Officer                                      2004                  $186,948
                                                                        2003                  $183,549
                                                                        2002                  $182,057

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

      The following table sets forth as of December 31, 2004 the ownership of CIL Common Stock by (i) each person known by CIL to be beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.


Title                      Name and Address of                Amount and Nature of               Percent
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


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid $62,112 and $113,000 respectively, during fiscal years 2004 and 2003 to Coates Precision Engineering, Inc., a company owned by George J. Coates, for services rendered to us in connection with our research and development of the Coates Generator Engine. During fiscal year 2004, George J. Coates made loans to our Company at various times to assist in financing our operations, which aggregate outstanding amount at December 31, 2004 was $150,000. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon our available cash. It is the intention of Mr. George J. Coates to assist our Company with our cash requirements in the form of loans as needed in the future even though Mr. Coates is not legally obligated to do so.

ITEM 13; EXHIBITS

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

------------
* These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

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

      (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $40,883 and $25,830 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2004 and December 31, 2003, respectively.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

TAX FEES

      Rosenberg billed us in the aggregate amount of $2,194 and $1,820 for professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $3,104, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: November 2, 2005                      COATES INTERNATIONAL LTD.

                                            /s/ George J. Coates
                                            ---------------------------
                                            George J. Coates, President
                                            Chief Executive Officer and
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                   TITLE                                 DATE
---------                                   -----                                 ----
/s/ George J. Coates
--------------------------
George J. Coates                            Director, Chief                   November 2, 2005
                                            Executive Officer,
                                            President, and
                                            Chief Financial Officer

/s/ Richard W. Evans
--------------------------
Richard W. Evans                            Director                          November 2, 2005


/s/ Michael J. Suchar
--------------------------
Michael J. Suchar                           Director                          November 2, 2005

                           Coates International, Ltd.

                              Financial Statements

                                December 31, 2004

                           Coates International, Ltd.
                        Index to the Financial Statements
                                December 31, 2004

                                                                  Page

Report of Independent Registered Public Accounting Firm             1

Financial Statements

      Balance Sheet                                                 2

      Statements of Operations                                      3

      Statements of Stockholders' Impairment                        4

      Statements of Cash Flows                                      5

      Notes to the Financial Statements                           6-11

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Coates International, Ltd.

We have audited the accompanying balance sheet of Coates International, Ltd. as of December 31, 2004, and the related statements of operations, stockholders' impairment and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operating revenue and substantial losses in the past two years. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 11, 2005

                           Coates International, Ltd.
                                  Balance Sheet
                                December 31, 2004

                                     Assets
Current Assets
     Cash                                                                            $    180,182
     Inventory                                                                            290,312
                                                                                     ------------

        Total Current Assets                                                              470,494

 Property, Plant and Equipment, net of accumulated depreciation of $652,676             1,555,103

 Due from related party                                                                   377,765

 Security Deposit                                                                           2,500
                                                                                     ------------

        Total Assets                                                                    2,405,862
                                                                                     ============


                    Liabilities and Stockholders' Impairment

Current Liabilities
     Current portion of mortgage payable                                                    4,770
     Accounts payable                                                                      39,818
      Accrued interest                                                                     12,076
      Accrued expenses                                                                    532,232
     Due to related party                                                                 150,000
                                                                                     ------------

        Total Current Liabilities                                                         738,896

License deposits                                                                          940,000

Mortgage payable, net of current portion                                                  863,412
                                                                                     ------------

        Total Liabilities                                                               2,542,308
                                                                                     ------------

Stockholders' Impairment
     Preferred stock, Series A, $.001 par value 14,000,000 shares authorized -
     no shares issued                                                                          --
     Common stock, $.00001 par value, 1,000,000,000 shares authorized -
         265,859,278 shares issued and outstanding                                          2,658
     Additional paid-in capital                                                        17,025,186
     Accumulated deficit                                                              (17,164,290)
                                                                                     ------------

        Total Stockholders' Impairment                                                   (136,446)
                                                                                     ------------

        Total Liabilities and Stockholders' Impairment                               $  2,405,862
                                                                                     ============

   The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                            Statements of Operations

                                                                Year Ended December 31,
                                                          ----------------------------------
                                                                                 (Restated)
                                                               2004                 2003
                                                          -------------        -------------
Revenue                                                   $          --        $          --
                                                          -------------        -------------

Operating Expenses:
     Research and development costs                             112,949              370,453
     Research and development costs - related party              46,112              113,000
     General and administrative expenses                      1,032,529            1,264,205
     Depreciation                                                62,743               63,300
     Amortization                                                 3,243               12,972
                                                          -------------        -------------

        Total Operating Expenses                              1,257,576            1,823,930
                                                          -------------        -------------

     Loss From Operations                                    (1,257,576)          (1,823,930)
                                                          -------------        -------------

Other Income (Expense):
     Gain from legal settlement                                 225,000                   --
      Gain from settlement of legal expenses                    260,336                   --
     Interest income                                                288                3,158
     Interest expense                                          (125,187)            (142,341)
                                                          -------------        -------------

        Total Other Income (Expense)                            360,437             (139,183)
                                                          -------------        -------------

Loss Before Income Taxes                                       (897,139)          (1,963,113)

Benefit from Income Taxes                                       218,349              210,204
                                                          -------------        -------------

Net Loss                                                  $    (678,790)       $  (1,752,909)
                                                          =============        =============

Loss Per Share                                            $       (0.00)       $       (0.01)
                                                          -------------        -------------

Weighted Average Number of Shares                           265,692,098          265,269,092
                                                          =============        =============

The attached notes are an integral part of these financial statements.

                           Coates International, Ltd.
                     Statements of Stockholders' Impairment

                                                   Common Stock                                                        Additional
                                         -------------------------------         Paid in           Accumulated        Shareholders'
                                            Shares             Amount            Capital             Deficit           Impairment
                                         ------------       ------------       ------------       ------------        ------------
Balance at January 1, 2003                265,387,240       $      2,653       $ 14,666,739       $(14,732,591)       $    (63,199)

   Issuance of common stock                   156,002                  2            895,012                 --             895,014

   Stock issued for services                   23,750                 --            148,438                 --             148,438

   Conversion of license agreement             25,000                 --            500,000                 --             500,000

   Net loss for the year                           --                 --                 --         (1,931,433)         (1,931,433)
                                         ------------       ------------       ------------       ------------        ------------

Balance at December 31, 2003,
  as previously reported                  265,591,992              2,655         16,210,189        (16,664,024)           (451,180)

    Effect of change in
      reporting entity                             --                 --                 --            178,524             178,524
                                         ------------       ------------       ------------       ------------        ------------

Balance at December 31, 2003,
  as restated                             265,591,992              2,655         16,210,189        (16,485,500)           (272,656)

   Issuance of common stock                   267,286                  3            814,997                 --             815,000

   Net loss for the year                           --                 --                 --           (678,790)           (678,790)
                                         ------------       ------------       ------------       ------------        ------------

Balance at December 31, 2004              265,859,278       $      2,658       $ 17,025,186       $(17,164,290)       $   (136,446)
                                         ============       ============       ============       ============        ============

The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                      Consolidated Statements of Cash Flows

                                                          Year Ended December 31,
                                                      ------------------------------
                                                                          (Restated)
                                                         2004                2003
                                                      -----------        -----------
Cash Flows From Operating Activities:

Net Loss                                              $  (678,790)       $(1,752,909)
     Adjustments to Reconcile Net Loss to
       Net Cash Used in
     Operating Activities
        Depreciation                                       62,743             63,300
        Amortization                                        3,243             12,972
        Write off of obsolete inventory                    12,394            137,413
        Stock issued for services, compensation
          and patent costs                                     --            148,438
Changes in Operating Assets and Liabilities
        Inventory                                              --           (154,607)
        Deferred offering costs                                --             44,870
        Accounts payable                                   16,022            (45,059)
        Accrued expenses                                 (289,258)            57,138
                                                      -----------        -----------
Net Cash (Used in) Operating Activities                  (873,646)        (1,488,444)
                                                      -----------        -----------

Cash Flows From Financing Activities:
     Proceeds from issuance of stock                      815,000            895,014
     Repayment of mortgage                                 (2,962)            (7,883)
     Proceeds from loan                                        --            100,000
     Proceeds from related party loans                   (313,164)           (14,600)
     Repayments of officer advances                            --             (8,400)
                                                      -----------        -----------
Net Cash Provided by Financing Activities                 498,874            964,131
                                                      -----------        -----------

     Net (Decrease) Increase in Cash                     (374,772)          (524,313)
     Cash - Beginning of Period                           554,954          1,079,267
                                                      -----------        -----------
     Cash - End of Period                             $   180,182        $   554,954
                                                      ===========        ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
         Interest                                     $   125,187        $   142,284
                                                      ===========        ===========
         Income taxes                                 $        --        $       700
                                                      ===========        ===========

The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                        Notes to the Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Organization

            Coates International, Ltd. (the "Company") is a Delaware corporation organized in October 1991 by its President and majority stockholder George J. Coates ("GJC") as the successor in interest to a Delaware corporation, of the same name incorporated in August 1988.

      Basis of Financial Statement Presentation

            The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable and has incurred substantial losses from operations of $678,790 and $1,752,909 for the years ended December 31, 2004 and 2003, respectively. The Company expects that losses from operations will continue through 2005 and the Company anticipates that it will require additional financing in 2005, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include execution and funding of sublicense agreements with engine manufacturers or retrofitters, and the manufacture and sale, by the Company, of combustion engines modified with the Coates System in high performance automotive, motorcycle, marine racing engines, and other types of combustion engines. However, there can be no assurances that the Company will be successful in their efforts to generate profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Principles of Consolidation

            The 2003 financial statements originally included the accounts of Coates International, Ltd. and its majority owned subsidiary, Coates Motorcycle Company, Ltd. All significant intercompany balances and transactions were eliminated. During 2004 the Company's ownership interest in Coates Motorcycle Company, Ltd. was reduced to 30%. The investment was accounted for under the equity method and the 2003 financial statements were restated.

      Inventory

            Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

      Property, Plant & Equipment

            Property, plant and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful life of the assets: 40 years for building and building improvements, 5 to 7 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

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

      Advertising Costs

            Advertising costs are charged to operations when incurred. Advertising expense was $25,001 and $6,233 for the years ended December 31, 2004 and 2003, respectively.

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

2.    CONCENTRATIONS OF CREDIT AND BUSINESS RISK

      The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Company's accounts may, at times, exceed the federally insured limits.

      Development of the Coates System technology was initiated by George Coates, the Company's founder, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven U. S. patents as well as a number of foreign patents were issued with respect to the Coates System. Since the inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George Coates, who does not have an employment contract with the Company. The loss of George Coates' availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations.


See notes to the financial statements.

                           Coates International, Ltd.

Notes to the Financial Statements


3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

4.    CONTINGENCIES

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

5.    INVENTORY

      Inventory at December 31, 2004 consists of the following:

       Raw Materials                                        $  102,860
       Work in Process                                         187,452
                                                            ----------
                   Total                                    $  290,312
                                                            ==========

6.    LICENSE DEPOSITS

      Effective September 29, 1999 the Company entered into a license agreement with a Canadian corporation. Pursuant thereto, the Company has received a license deposit of $300,000.

      During 2002 the Company entered into various license agreements. Pursuant to such agreements, the Company received an aggregate $1,140,000 of license deposits.

      During 2003 license deposits totaling $500,000 were converted to 25,000 shares of common stock of the Company, pursuant to the license agreement. No other license agreements have a convertible feature.

      License deposits received by the Company are non-refundable and are to be applied against the total licensing agreement fee upon the completion of certain tests and approval by the licensee.

      Revenue attributable to the above license payments will commence being recognized at such time as all conditions have been met and utilization has begun by the licensee. Thereafter, such revenue will be recognized over the term of the Company's patent protection period that currently expires from 2007 through September 30, 2020.


See notes to the financial statements.

                           Coates International, Ltd.
                        Notes to the Financial Statements


7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2004:

         Land                                               $   920,550
         Building                                               579,450
         Building improvements                                  219,371
         Machinery and equipment                                449,113
         Furniture and fixtures                                  39,295
                                                            -----------
                                                              2,207,779
         Less:  Accumulated depreciation                      (652,676)
                                                            -----------

                  Total                                     $ 1,555,103
                                                            ===========

     Depreciation expense amounted to $62,743 and $63,300 for the years ended December 31, 2004 and 2003, respectively.


8. ACCRUED EXPENSES

     Accrued expenses at December 31, 2004 are comprised of the following:

         Legal fees                                          $  483,297
         General and administrative expenses                     48,935
                                                             ----------
                       Total                                 $  532,232
                                                             ==========


9. MORTGAGE PAYABLE

     The mortgage was in the amount of $870,617 and bears an annual interest rate of 13.99% and is for a term of 20 years. It is secured by land and building.

         Mortgage payable                                    $   868,182
         Less: current maturities                                  4,770
                                                             -----------
         Mortgage payable, net of current maturities         $   863,412
                                                             ===========

     Total maturities of mortgage payable are as follows:
         Year Ending December 31,
                  2005                                       $     4,770
                  2006                                             5,650
                  2007                                             6,500
                  2008                                             7,450
                  2009                                             8,600
                  2010 and thereafter                            835,212
                                                             -----------
                                                             $   868,182

      The mortgage is personally guaranteed by the Company's president and majority stockholder.


See notes to the financial statements.

                           Coates International, Ltd.

Notes to the Financial Statements


10.   SALE OF COMMON STOCK

      In 2004 the Company issued a total of 267,286 shares of its common stock to seven accredited investors for a total of $815,000 in cash at the following prices per share: 200,000 shares at $2.50 per share, 14,286 shares at $3.50 per share and 53,000 shares at $5.00 per share.


11.   INCOME TAXES Year Ended December 31,

      The current income tax benefit is comprised of the following:

                                              2004                 2003
                                         -------------       --------------
         Federal                         $          --       $           --
                                         =============       ==============
         State                           $     218,349       $      210,204
                                         =============       ==============


      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 2004 the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. As a result, the Company realized a current tax benefit of $245,128 (net of $20,188 commissions) from the sale of NOL Carryovers.

      The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2004:

         Total deferred tax assets                            $    4,098,789
         Less valuation allowance                                 (4,098,789)
                                                              --------------
         Net deferred tax assets                              $           --
                                                              ==============

      The differences between income tax provisions in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% at December 31, 2004 are as follows:

         Tax benefit                                                    (34)%
         Valuation allowance                                              34%
                                                              --------------
         Effective tax rate                                               --%
                                                              ==============


      At December 31, 2004, the Company has available approximately $16,395,000 of net operating losses and carryforward which may be used to reduce future federal taxable income and expire between December 31, 2008 and 2022.

      At December 31, 2004, the Company has available approximately $598,478 of net operating losses to carryforward which may be used to reduce the future state taxable income and expire between December 31, 2006 and 2009.


See notes to the financial statements.

                           Coates International, Ltd.

Notes to the Financial Statements


12.   RELATED PARTY TRANSACTIONS

      The Company subcontracts its project expense from certain entities of which GJC is the sole shareholder. During the years ended December 31, 2004 and 2003, the Company paid $192,000 and $113,000, respectively, for these services.

      On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd ("Coates Motorcycle"). Prior to the agreement, Gregory Coates, an officer the Company, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company currently owns 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest.

      The Company's investment in Coates Motorcycle Company, Ltd. is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of their undistributed earnings and losses.

      As of December 31, 2004, the Company has outstanding loans and interest receivable from Coates Motorcycle and Precision Engineering in the amount of $344,878 and $32,887, respectively.

      During the fourth quarter of 2004, GJC lent $150,000 to the Company in order to fund operations.

13.   SETTLEMENT OF LITIGATION

      In July 2004, the Company agreed to settle its claim against an accounting firm for $225,000. In connection therewith, the Company and its attorneys agreed to evenly divide the settlement proceeds to satisfy the expenses and legal fees owed to the attorneys pertaining to this litigation. In addition, its attorneys also waived $260,363 of its legal fees. The Company realized net proceeds in the amount of $107,500.


See notes to the financial statements.