Form 10KSB/A
period 2004-12-31
COATES INTERNATIONAL LTD \DE\
filed 2006-01-27
CIK 948426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
                                   -----------

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to______________

                         COMMISSION FILE NUMBER 33-94884

                           COATES INTERNATIONAL, LTD.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                  22-2925432
-------------------------------     --------------------------------------------
(State or other jurisdiction of     (IRS Employer incorporation or organization)
incorporation or organization)      identification No.)

Highway 34 & Ridgewood Road
Wall Township, New Jersey                              07719
---------------------------                          ----------
(Address of principal                                (Zip code)
executive offices)

          Issuer's telephone number, including area code (732) 449-7717
                                                         --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                              Title of Class: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                 Title of Class: Common Stock, $.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. |_|

Issuer had no revenues for the year ended December 31, 2004.

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

                           COATES INTERNATIONAL, LTD.

                                    CONTENTS

PART I                                                                      Page
                                                                            ----
  Item 1.  Business                                                            2
  Item 2.  Properties                                                         10
  Item 3.  Legal Procedures                                                   10
  Item 4.  Submission of Matters to a Vote of Security Holders                10

PART II

  Item 5.  Market for Registrant's Common Equity and Related
                Shareholder Matters                                           10
  Item 6.  Management's Discussion and Analysis of Financial Condition        11
                and Results of Operations
  Item 7.  Financial Statements and Supplementary Data                        12
  Item 8.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      15
  Item 8A. Controls and Procedures                                            15

PART III

  Item 9.  Directors and Executive Officers of the Registrant                 16
  Item 10. Executive Compensation                                             18
  Item 11. Security Ownership of Certain Beneficial Owners and
                Management                                                    18
  Item 12. Certain Relationships and Related Transactions                     19
  Item 13. Exhibits                                                           19
  Item 14. Principal Accountant Fees and Services.                            20

Signatures                                                                    21

Certification                                                                 22

Certification Pursuant to 18 U.S.C. Section1350                               23

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

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. The Company has never been profitable and has incurred substantial losses from operations of $763,325 and $1,752,909 for the years ended December 31, 2004 and 2003, respectively. The Company expects that losses from operations will continue through 2005 and the Company anticipates that it will require additional financing in 2005, which may not be readily available.

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

The $5,000,000 research and development fee due us under the R&D Agreement was negotiated as the fee we required in order to research and develop the three prototype Coates Generator Engines for WWE. This negotiated fee was not based upon any reimbursement formula tied to our costs or expenses incurred during the research and development project but represents our negotiated price for the project, without adjustments of any kind. Following our negotiation of the R&D Agreement, CIL and WWE have, from time to time, separately negotiated the timing and amounts of the aggregate $1,200,000 WWE payments made to us against the $5,000,000 fee over the last several years. These prior WWE payments have been made without reference to a specific payment schedule, all as negotiated from time to time between CIL and WWE. Accordingly, we have recognized and will continue to recognize these WWE payments against the $5,000,000 fee due under the R&D Agreement as revenue when received.

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

Agreement with McLean, England and Associates, LLC

We negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") and on April 12, 2002, we signed the final agreement. The license agreement calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid us an aggregate, non-refundable deposit of $565,000 against the license fee and we received payments of $25,000 and $540,000 in 2002. The entire amount of $565,000 has been recognized in the balance sheet at December 31, 2003, as a non-current liability, which will be recognized in future periods as income when earned.

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

We also believe that our prototype truck engines, one gasoline and the other diesel fueled, equipped with Coates spherical rotary valves, will significantly outperform traditional poppet valve truck engines when their development and testing is complete. The heavy truck engine market in the United States is dominated by well-established companies such as Kenilworth and Volvo to name a few. Our truck engines utilizing the Coates spherical rotary valves will face significant entry barriers into this marketplace and we will have to compete not only in performance but with price.

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

On December 22, 1997, George Coates, Gregory Coates and CIL entered into a new License Agreement, superseding and substituting the prior agreement and amendments thereto. This new License Agreement granted us an "exclusive" license to manufacture, sell and grant sub-licenses for products covered under the Coates Patents, expanding the territories covered from the original territory of the United States and its territories, identified in the earlier license agreement, to "all of the countries, their territories and possessions comprising North America, Central America and South America". In consideration of this new License Agreement, granting us exclusive rights in the expanded license territories, we agreed to issue to George Coates an additional 500,000 shares of Series A stock, valued at par, or $500, which were issued in 1997.

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

Employees

At December 31, 2004, CIL employed eight (8) employees, including George J. Coates and his son Gregory Coates who perform management, assembly, and research and development functions, and; Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. The financial controller and bookkeeper for the Company is Ms. Shirley Naidel.

Subcontract Labor

We subcontract for certain labor services from a related company, Coates Precision Engineering, Inc., a corporation owned by George J. Coates, which during 2004 was paid $32,888 for labor services, parts and materials.

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

Balance Sheet                                  December 31,      December 31
                                             2004 (restated)         2003
                                            ----------------   ----------------
Total assets                                $      2,423,185   $      2,594,174
Current liabilities                                  738,898          1,028,909
Long-term liabilities                              1,803,412          1,806,374
Working capital                                     (268,404)           (96,510)
Shareholders' equity                        $       (119,125)          (451,180)

Statements of Operations                      For The Year Ended December 31,
                                            -----------------------------------
                                             2004 (restated)    2003 (restated)
                                            ----------------   ----------------
Total revenues                              $              0   $              0
Operating income (loss)                           (1,257,576)        (1,823,930)
(Loss) before provision for incomes taxes           (981,674)        (1,963,113)
Net (loss)                                          (763,325)        (1,752,909)
Net loss per common share                   $          (0.00)  $          (0.01)
Number of shares used in computing
per share data                                   265,692,098        265,269,092

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

Background

Coates International Ltd. ( "We", "our", "us", "CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

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

Results of Operations for the Years Ended December 31, 2004 and December 31,
2003

We did not earn any revenues during 2004. All of our principal business activities and efforts during 2004 were devoted to the completion of the research, development, construction and testing of the prototype engines for WWE and McLean. We received aggregate payments of $1,140,000 from McLean, 1107 N.W. Central Avenue, Inc and Dominion during fiscal year 2002 but could not book these payments as revenue since our agreements with these parties were not finalized. During the years of 2002 and 2001, we received aggregate payments of $950,000 from Well to Wire Energy, Inc. pursuant to our agreements which amounts constituted the only revenues we recorded during those years.

Total operating expenses for the year ended December 31, 2004 were $1,257,576 compared to $1,823,930 for 2003, representing a decrease of approximately 31.05%. Other decreases in our research and development costs, consisted of decreased purchases of parts and supplies of approximately $112,949. General and administrative expense decreased from $1,264,205 in 2003 to $1,032,529 in 2004.

The lack of revenues coupled with the increase of operating expenses resulted in a loss from operations of $1,257,576 for the year as compared with a loss from operations of $1,823,930 in 2003. During 2004, we continued our development efforts on the Coates Generator Engine as well as the research, development and construction tasks associated with the two truck engine prototypes for McLean, significantly increasing the scope of our business operations.. Other non-operating expenses for the twelve months ended December 31, 2004, remained relatively constant with those of 2003, with any differences not representing a material change from those of the prior year. The Company also recognized its share of the loss incurred by Coates Motorcycle based on its unconsolidated interest in Coates Motorcycle, which amounted to $101,856 for the year ended December 31, 2004. The net result for the year was a loss of $763,325 or $0.00 per share, as compared to a net loss of $1,752,909 for 2003.

Liquidity and Capital Resources

During 2004, we received subscription proceeds of $815,000 in cash from 7 accredited investors for the issuance of 267,286, restricted common shares, concluding our private placement. We did not receive any non-refundable deposit payments against future license agreements and no refundable deposits which were converted into Company equity. We deposit our cash in our interest bearing bank accounts. We had a working capital deficit as of December 31, 2004. Current liabilities are primarily composed of approximately $483,297 legal fees due one law firm for its representation of our Company in litigation over the past several years.

We are currently refining the construction of the production prototype Coates Generator Engines and testing them. We expect to be able to complete the testing of the production model and delivery to WWE this year and expect to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under the License Agreement, the balance due us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of this third prototype. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with these expectations and that payments will be received as called for in the agreements.

ITEM 7: FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

ITEM 8A: CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PE RSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      At December 31, 2004 the executive officers and directors of CIL were as follows:

         Name                             Position                   Term(s) of Office
-------------------------  -------------------------------------  -----------------------
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

ITEM 10: EXECUTIVE COMPENSATION.

None of our executive officers has an employment contract. With respect to each of calendar years 2002, 2003 and 2004, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, our Chief Executive Officer, while compensation was as follows:

                           SUMMARY COMPENSATION TABLE

    Name                    Position           Year    Salary
----------------  --------------------------   ----   --------
George J. Coates  President, Chief Executive
                  Officer and Chief Financial
                  Officer                      2004   $186,948
                                               2003   $183,549
                                               2002   $182,057

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

Title           Name and Address of      Amount and Nature of       Percent
of Class        Beneficial Owner         Beneficial Ownership       of Class
--------------  -----------------------  -------------------------  --------
Common Stock    George J. Coates*        207,252,760 shares(1)        78.19%
                Gregory Coates*           14,062,520 shares            5.31%
                Richard Evans                660,000 shares             .25%
                Michael J. Suchar*           241,600 shares(2)          .09%

                All directors and
                executive officers
                as a Group (3 persons)   222,216,880 shares           83.83%

*c/o CIL, Highway #34 & Ridgewood Road, Wall Township, New Jersey 07719

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse, Bernadette Coates, beneficial ownership of which is disclaimed by George J. Coates.

(2) Includes 20,000 shares owned by Mr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid $62,112 and $113,000 respectively, during fiscal years 2004 and 2003 to Coates Precision Engineering, Inc., a company owned by George J. Coates, for services rendered to us in connection with our research and development of the Coates Generator Engine. From time to time, George J. Coates has made loans to the Company to assist in financing our operations, the outstanding balance of which aggregated $150,000 at December 31, 2004. These borrowings are in the form of demand loans which carry no interest and may be repaid from time to time when it is determined that there is sufficient available cash for such purpose. It is the intention of Mr. George J. Coates to continue to proved the Company with such additional working capital loans on an as needed basis, even though Mr. Coates is not legally obligated to do so.

ITEM 13: EXHIBITS

Exhibit No.                         Description of Exhibit
-----------                         ----------------------
3.1*         CIL's Restated Certificate of Incorporation
3.1(i)+      Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on May 22, 2000.
3.1(ii)+     Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State, State of Delaware on August 31, 2001.
3.2*         CIL's By-Laws
4.1*         Form of Certificate for CIL's Series A Non-Cumulative Convertible
              Preferred Stock
10.1*        Deed dated February 21, 1995 transferring title to CIL's Principal
              Facility at Route 34
10.2*        Assumption and Indemnification Agreement dated February 21, 1995 between the partnership and CIL.
10.3*        License Agreement dated December 22, 1997 between George J. Coates and CIL. George J. Coates and CIL and First and Second Amendments thereto dated July 17, 1995.
10.4*        Third Amendment dated September 21, 1995 to License Agreement dated
              February 17, 1995 between George J. Coates and CIL.
10.5*        License Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment thereto dated July 17, 1995.
10.6+        License Agreement, Dated September 29, 1999, with Well to Wire
              Energy, Inc.
10.7+        Amendment No. 1 to License Agreement, Dated April 6, 2000.
10.8+        Amendment No. 2 to License Agreement, Dated July 21, 2000.
10.9+        License Agreement, dated April 19, 1996, by and between the Company and Nicholson McLaren Engines, Ltd.
10.10x       License Agreement, dated April 12, 2002, by and between Coates
              International, Ltd. and McLean, England and Associates,LLC.
10.11#       Sublicense Agreement, dated April 30, 2003, by and between Coates
              International, Ltd., as Sublicensor, and Coates Motorcycle Company, Ltd., as Sublicensee.
10.12#       License Agreement, dated April 30, 2003, by and between George J.
              Coates, Gregory G. Coates and the Coates Trust, collectively as Licensor, and Coates Motorcycle Company, Ltd., as Licensee.
10.13        Amendment No. 1 to Sublicense Agreement, dated March 5, 2004, by and between Coates International, Ltd., as Sublicensor, and Coates Motorcycle Company, Ltd., as Sublicensee.
10.14        Amendment No. 1 to License Agreement, dated March 5, 2004, by and between George J. Coates, Gregory G, Coates and the Coates Trust, collectively as Licensor, and Coates Motorcycle Company, Ltd., as Licemsee.
10.15        Amendment to License Agreement, dated April 1, 2004, by and between
              Coates International, Ltd. and George J. Coates, as Licensor, and McLean, England and Associates, LLC, as Licensee.

--------------------
* These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 27, 2006                COATES INTERNATIONAL LTD.

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

      SIGNATURE                     TITLE                    DATE
----------------------    -------------------------    ------------------

/s/ George J. Coates
---------------------
George J. Coates          Director, Chief              January 27, 2006
                          Executive Officer,
                          President, and
                          Chief Financial Officer

/s/ Richard W. Evans
---------------------
Richard W. Evans          Director                     January 27, 2006

/s/ Michael J. Suchar
---------------------
Michael J. Suchar         Director                     January 27, 2006

                           Coates International, Ltd.

                              Financial Statements

                                December 31, 2004

                           Coates International, Ltd.
                        Index to the Financial Statements
                                December 31, 2004

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                        1

Financial Statements

  Balance Sheet                                                                2

  Statements of Operations and Other Comprehensive Income (Loss)               3

  Statements of Stockholders' Impairment                                       4

  Statements of Cash Flows                                                     5

  Notes to the Financial Statements                                         6-11

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Coates International, Ltd.

We have audited the accompanying balance sheet of Coates International, Ltd. as of December 31, 2004, and the related statements of operations and other comprehensive income (loss), stockholders' impairment and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in note 15, the Company's financial statements have been restated.

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

                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 11, 2005
  Except for Notes 13 and 15, dated January 25, 2006

                           Coates International, Ltd.
                                  Balance Sheet
                                December 31, 2004
                                   (Restated)

                                     Assets

Current Assets
  Cash                                                             $    180,182
  Inventory                                                             290,312
                                                                   ------------

    Total Current Assets                                                470,494

Property, Plant and Equipment, net of
  accumulated depreciation of $652,676                                1,555,103
Due from related party                                                   32,888
Investment - related party                                              362,200

Security Deposit                                                          2,500
                                                                   ------------

    Total Assets                                                      2,423,185
                                                                   ============

Liabilities and Stockholders' Impairment

Current Liabilities
  Current portion of mortgage payable                                     4,770
  Accounts payable                                                       39,819
  Accrued interest                                                       12,076
  Accrued expenses                                                      532,233
  Due to related party                                                  150,000
                                                                   ------------

    Total Current Liabilities                                           738,898

License deposits                                                        940,000

Mortgage payable, net of current portion                                863,412
                                                                   ------------

    Total Liabilities                                                 2,542,310
                                                                   ------------

Stockholders' Impairment
  Preferred stock, Series A, .001 par
    value 14,000,000 shares authorized -
    no shares issued                                                         --
  Common stock, .00001 par value, 1,000,000,000
    shares authorized - 265,859,278 shares
    issued and outstanding                                                2,658
  Additional paid-in capital                                         17,025,186
  Accumulated deficit                                               (17,248,825)
  Accumulated other comprehensive income                                101,856
                                                                   ------------

    Total Stockholders' Impairment                                     (119,125)
                                                                   ------------

    Total Liabilities and Stockholders' Impairment                 $  2,423,185
                                                                   ============

   The accompanying notes are an integral part of these financial statements

                           Coates International, Ltd.
          Statements of Operations and Other Comprehensive Income(Loss)
                                   (Restated)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                       2004            2003
                                                  -------------   -------------

Revenue                                           $          --   $          --
                                                  -------------   -------------

Operating Expenses:
  Research and development costs                        112,949         370,453
  Research and development costs -
    related party                                        46,112         113,000
  General and administrative expenses                 1,032,529       1,264,205
  Depreciation                                           62,743          63,300
  Amortization                                            3,243          12,972
                                                  -------------   -------------

    Total Operating Expenses                          1,257,576       1,823,930
                                                  -------------   -------------

  Loss From Operations                               (1,257,576)     (1,823,930)
                                                  -------------   -------------

Other Income (Expense):
  Equity loss on investment - related party            (101,856)             --
  Gain from legal settlement                            225,000              --
  Gain from settlement of legal expenses                260,336              --
  Interest income                                        17,610           3,158
  Interest expense                                     (125,188)       (142,341)
                                                  -------------   -------------

    Total Other Income (Expense)                        275,902        (139,183)
                                                  -------------   -------------

Loss Before Income Taxes                               (981,674)     (1,963,113)

Benefit from Income Taxes                               218,349         210,204
                                                  -------------   -------------

Net Loss                                          $    (763,325)  $  (1,752,909)

Other Comprehensive Income, net of tax -
  Valuation of investment - related party               101,856              --
                                                  -------------   -------------

Other Comprehensive Income (Loss)                 $    (661,469)  $  (1,752,909)
                                                  =============   =============

Net Loss Per Share                                $       (0.00)  $       (0.01)
                                                  -------------   -------------

Weighted Average Number of Shares                   265,692,098     265,269,092
                                                  =============   =============

     The attached notes are an integral part of these financial statements.

                           Coates International, Ltd.
                     Statements of Stockholders' Impairment
                                   (Restated)

                                                                                                   Accumulated
                                               Common Stock          Additional                       Other
                                        --------------------------     Paid in     Accumulated    Comprehensive   Shareholders'
                                           Shares        Amount        Capital       Deficit         Income        Impairment
                                        ------------  ------------  ------------  ------------   --------------  --------------
Balance at January 1, 2003               265,387,240  $      2,653  $ 14,666,739  $(14,732,591)  $           --  $      (63,199)

  Issuance of common stock                   156,002             2       895,012            --               --         895,014

  Stock issued for services                   23,750            --       148,438            --               --         148,438

  Conversion of license agreement             25,000            --       500,000            --               --         500,000

  Net loss for the year                           --            --            --    (1,931,433)              --      (1,931,433)
                                        ------------  ------------  ------------  ------------   --------------  --------------

Balance at December 31, 2003, as
  previously reported                    265,591,992         2,655    16,210,189   (16,664,024)              --        (451,180)

  Effect of change in reporting entity            --            --            --       178,524               --         178,524
                                        ------------  ------------  ------------  ------------   --------------  --------------

Balance at December 31, 2003, as
  restated                               265,591,992         2,655    16,210,189   (16,485,500)              --        (272,656)

  Issuance of common stock                   267,286             3       814,997            --               --         815,000

  Net loss for the year                           --            --            --      (763,325)              --        (763,325)

  Other comprehensive income for the
    year                                          --            --            --            --          101,856         101,856
                                        ------------  ------------  ------------  ------------   --------------  --------------

Balance at December 31, 2004             265,859,278  $      2,658  $ 17,025,186  $(17,248,825)  $      101,856  $     (119,125)
                                        ============  ============  ============  ============   ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                      Consolidated Statements of Cash Flows
                                   (Restated)

                                                       Year Ended December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Cash Flows From Operating Activities:

Net Loss                                            $   (763,325)  $ (1,752,909)
  Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities
    Depreciation                                          62,743         63,300
    Amortization                                           3,243         12,972
    Write off of obsolete inventory                       12,395        137,413
    Interest charged to related party                    (17,322)            --
    Loss on equity investment in related party           101,856
    Stock issued for services, compensation
      and patent costs                                        --        148,438
Changes in Operating Assets and Liabilities
    Inventory                                                 --       (154,607)
    Deferred offering costs                                   --         44,870
    Accounts payable                                      16,022        (45,059)
    Accrued expenses                                    (289,258)        57,138
                                                    ------------   ------------
Net Cash (Used in) Operating Activities                 (873,646)    (1,488,444)
                                                    ------------   ------------

Cash Flows From Financing Activities:
  Proceeds from issuance of stock                        815,000        895,014
  Repayment of mortgage                                   (2,962)        (7,883)
  Proceeds from loan                                          --        100,000
  Proceeds from related party loans                     (313,164)       (14,600)
  Repayments of officer advances                              --         (8,400)
                                                    ------------   ------------
Net Cash Provided by Financing Activities                498,874        964,131
                                                    ------------   ------------

  Net Decrease in Cash                                  (374,772)      (524,313)
  Cash - Beginning of Period                             554,954      1,079,267
                                                    ------------   ------------
  Cash - End of Period                              $    180,182   $    554,954
                                                    ============   ============

Supplemental Disclosures of Cash Flow
  Information Cash paid during the period
  for:
    Interest                                        $    125,187   $    142,284
                                                    ============   ============
    Income taxes                                    $         --   $        700
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements

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

   Basis of Financial Statement Presentation

      The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable and has incurred substantial losses from operations of $763,325 and $1,752,909 for the years ended December 31, 2004 and 2003, respectively. The Company expects that losses from operations will continue through 2005 and the Company anticipates that it will require additional financing in 2005, which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans include execution and funding of sublicense agreements with engine manufacturers or retrofitters, and the manufacture and sale, by the Company, of combustion engines modified with the Coates System in high performance automotive, motorcycle, marine racing engines, and other types of combustion engines. However, there can be no assurances that the Company will be successful in their efforts to generate profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Principles of Consolidation

      The 2003 financial statements originally included the accounts of Coates International, Ltd. and its majority owned subsidiary Coates Motorcycle Company, Ltd. "Coates Motorcycle". All significant intercompany balances and transactions were eliminated. During 2004 the Company's ownership interest in Coates Motorcycle Company, Ltd. was reduced to 30%. The investment was accounted for under the equity method and the 2003 financial statements have been restated.

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

5. INVENTORY

   Inventory at December 31, 2004 consists of the following:

   Raw Materials                              $      102,860
   Work in Process                                   187,452
                                              --------------
        Total                                 $      290,312
                                              ==============

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

                           Coates International, Ltd.
                        Notes to the Financial Statements

7. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31, 2004:

      Land                                       $      920,550
      Building                                          579,450
      Building improvements                             219,371
      Machinery and equipment                           449,113
      Furniture and fixtures                             39,295
                                                 --------------
                                                      2,207,779
      Less:  Accumulated depreciation                  (652,676)
                                                 --------------

        Total                                    $    1,555,103
                                                 ==============

   Depreciation expense amounted to $62,743 and $63,300 for the years ended December 31, 2004 and 2003, respectively.

8. ACCRUED EXPENSES

   Accrued expenses at December 31, 2004 are comprised of the following:

      Legal fees                                 $      483,297
      General and administrative expenses                48,936
                                                 --------------
        Total                                    $      532,233
                                                 ==============

9. MORTGAGE PAYABLE

   The mortgage was in the amount of $870,617 and bears an annual interest rate of 13.99% and is for a term of 20 years. It is secured by land and building.

      Mortgage payable                            $      868,182
      Less: current maturities                             4,770
                                                  --------------
      Mortgage payable, net of current maturities $      863,412
                                                  ==============

   Total maturities of mortgage payable are as follows:

      Year Ending December 31,
        2005                                     $        4,770
        2006 and thereafter                             863,412
                                                 --------------
                                                 $      868,182
                                                 ==============

   The mortgage is personally guaranteed by the Company's president and majority stockholder.

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

11. INCOME TAXES

    The current income tax benefit is comprised of the following:

                               Year Ended December 31,
                         --------------------------------
                              2004              2003
                         --------------    --------------
        Federal          $           --    $           --
                         ==============    ==============
        State            $      218,349    $      210,204
                         ==============    ==============

    In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 2004 the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. As a result, the Company realized a current tax benefit of $245,128 (net of $20,188 commissions) from the sale of NOL Carryovers totaling $288,386.

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

                           Coates International, Ltd.
                        Notes to the Financial Statements

12. RELATED PARTY TRANSACTIONS

    The Company subcontracts project expense from certain entities of which George Coates is the sole shareholder. During the years ended December 31, 2004 and 2003, the Company paid $46,112 and $113,000, respectively, for these services.

    On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle. Prior to the agreement, Gregory Coates, an officer the Company, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company currently owns 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest.

    The Company's investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of their undistributed earnings and losses. Also see note 13 regarding equity method losses.

    Summarized information for Coates Motorcycle is as follows:

        For the Year Ended December, 31    2004        2003
                                         --------    --------
        Revenue                                --          --
            Operating expenses            344,249     350,153
            Net loss                     (340,705)   (350,048)

        As of December 31,                 2004        2003
                                         --------    --------
        Current assets                     27,711     127,259
            Total assets                  383,384     212,926
            Current liabilities          (219,925)   (176,880)
            Total liabilities            (224,425)   (181,380)
            Stockholders' equity          158,959      31,546

    The Company had made loans to Coates Motorcycle from time to time to provide working capital for the development and testing of motorcycle engines which incorporate the Company's technologies. As of December 31, 2004, the total outstanding balance of these loans, including accrued interest thereon, aggregating $362,200 was converted into 362,200 shares of Preferred Series A Stock of Coates Motorcycle. This amount is reflected in the accompanying condensed balance sheet as Investment - related party.

    As of December 31, 2004, the Company had made loans to Precision Engineering in the amount of $32,887.

    During the fourth quarter of 2004, George Coates loaned $150,000 to the Company in order to fund operations. These loans are in the form of demand loans which carry no interest and may be repaid from time to time when there is sufficient cash available.

13. EQUITY METHOD LOSSES AND IMPAIRMENT OF INVESTMENT IN RELATED PARTY

    Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. Accordingly, during 2004 the Company recorded losses from its investment in Coates Motorcycle, which amounted to $101,856 for the year ended December 31, 2004. During 2003, the Company's investment was valued at $-0-, and it did not have any other loans, investments or commitments to Coates Motorcycle and therefore it did not record any equity losses.

    The Company computed its share of the losses in accordance with EITF 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," where the percent ownership was based on the assumed conversion of the Preferred Series A Stock held by the Company.

    In addition, in accordance with FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" as it relates to EITF 98-13. The Company determined that the fair value of the Preferred Stock was $362,200. Accordingly, the Company recognized other comprehensive income of $101,856 to restore the value of the Preferred Stock to its fair market value. This Preferred Stock is presented in the accompanying balance sheet as Investment
    - related party.

14. SETTLEMENT OF LITIGATION

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

15. RESTATEMENT

    The financial statements as of December 31, 2004 and for the year then ended have been restated to properly reflect the conversion as of December 31, 2004, working capital loans made to Coates Motorcycle Company, Ltd. into Preferred Series A Stock of Coates Motorcycle Company, Ltd. and to record the accrued interest income on such loans as interest income. The outstanding balance plus accrued interest of such loans, totaling $362,200 were converted at the rate $1.00 per share into 362,200 shares of Preferred Series A Stock of Coates Motorcycle.

    In addition, the financial statements have been restated to comply with the provision of EIFT 98-13 and 99-10 as previously discussed in the Note 13.

    The impact of this restatement on the financial statements as originally reported is summarized as follows:

                                                        December 31, 2004,
                                                     and the year then ended
                                                   ----------------------------
                                                   As Reported      As Restated

        Due from related party                         377,765           32,888
        Investment - related party                           0          362,200
        Total Assets                                 2,405,862        2,423,185
        Accumulated deficit                        (17,164,290)     (17,248,825)
        Accumulated other comprehensive income              --          101,856
        Total Stockholders' Impairment                (136,466)        (119,125)
        Total Liabilities and Stockholders'
          Impairment                                 2,405,862        2,423,185

        Interest income                                    288           17,610
        Investment loss in related party                    --          101,856
        Total Other Income (Expense)                   360,437          275,902
        Loss before Income Taxes                      (897,139)        (981,674)
        Net Loss                                      (678,790)        (763,325)
        Other comprehensive income - Valuation of
          investment - related party
                                                            --          101,856
        Other Comprehensive Income (Loss)             (678,790)        (661,469)

        Loss Per Share                             $     (0.00)     $     (0.00)