Form 10QSB
period 2005-03-31
COATES INTERNATIONAL LTD \DE\
filed 2006-01-27
CIK 948426

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2005

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

                                 Yes |_| No [X]

As of March 31, 2005, there were 265,861,278 shares of the Registrant's common stock were issued and outstanding.

                           Coates International, Ltd.
                        Index to the Financial Statements
                                 March 31, 2005


                                                                            Page

Financial Statements (Unaudited)

     Condensed Balance Sheet...............................................    2

     Condensed Statements of Operations and Other
     Comprehensive Income (Loss)...........................................    3

     Condensed Statements of Cash Flows....................................    4

     Notes to the Condensed Financial Statements...........................    5

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................... 8-12

Item 3   Controls and Procedures ..........................................   12

PART II  -  OTHER INFORMATION .............................................   12

Item 1.     LEGAL PROCEEDINGS .............................................   12

Item 2.     CHANGES IN SECURITIES .........................................   13

Item 3.     DEFAULTS ON SENIOR SECURITIES .................................   13

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   13

Item 5.     OTHER INFORMATION .............................................   13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K ..............................   13

SIGNATURES ................................................................   14

                           Coates International, Ltd.
                             Condensed Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


Assets

Current Assets
   Cash                                                         $     24,872
   Inventory                                                         342,182
                                                                ------------
      Total Current Assets                                           367,054

Investment - related party                                           362,200
Property, plant and equipment, net of
  accumulated depreciation of $668,320                             1,539,458
Patents, net of accumulated amortization of $46                       28,966
Other Assets                                                           2,500
                                                                ------------
      Total Assets                                              $  2,300,178
                                                                ============
Liabilities and Stockholders' Impairment

Current Liabilities
   Current portion of mortgage payable                          $      3,247
   Accounts payable                                                   35,318
   Accrued interest payable                                           10,053
   Accrued expenses                                                  582,233
   Due to related parties                                            223,979
   License deposits                                                  940,000
                                                                ------------
      Total Current Liabilities                                    1,794,830

   Mortgage payable, net of current portion                          863,763
                                                                ------------
      Total Liabilities                                            2,658,593
                                                                ------------
Stockholders' Impairment
   Common stock, $.00001 par value,
    1,000,000,000 shares authorized,
    265,861,278 shares issued and outstanding                          2,660
   Additional paid-in capital                                     17,035,184
   Accumulated deficit                                           (17,519,765)
   Accumulated other comprehensive income                            123,506
                                                                ------------
      Total Stockholders' Impairment                               (358,415)
                                                                ------------
      Total Liabilities and Stockholders' Impairment            $  2,300,178
                                                                ============


See notes to the condensed financial statements.

                           Coates International, Ltd.
    Condensed Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                   ------------------------------
                                                       2005             2004
                                                   -------------    -------------
Revenue                                            $          --    $          --
                                                   -------------    -------------
Operating Expenses:
  Research and development                                 1,921           17,978
  Research and development costs - related party              --           22,000
  General and administrative expenses                    203,297          249,216
  Depreciation and amortization expense                   15,732           19,058
                                                   -------------    -------------
      Total Operating Expenses                           220,950          308,252
                                                   -------------    -------------

Loss From Operations                                    (220,950)        (308,252)
                                                   -------------    -------------
Other Income (Expense)
  Equity loss on investment - related party              (21,650)              --
  Interest income                                             --              209
  Interest expense                                       (28,341)         (32,295)
                                                   -------------    -------------
      Total Other Income (Expense)                       (49,991)         (32,086)
                                                   -------------    -------------

Net Loss Before Income Taxes                            (270,941)        (340,338)

Income Taxes                                                  --               --
                                                   =============    =============
Net Loss                                           $    (270,941)   $    (340,338)

Other Comprehensive Income, net of tax -
  Valuation of investment - related party                 21,650               --
                                                   -------------    -------------
Other Comprehensive Income (Loss)                  $    (249,291)   $          --
                                                   =============    =============
Net (Loss) per share (Basic and diluted)           $           0    $           0
                                                   =============    =============
Weighted Average Number of Common
Shares Outstanding                                   265,859,634      265,591,992
                                                   =============    =============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   2005          2004
                                                 ---------    ---------
Cash Flow From Operating Activities              $(209,064)   $(489,359)
                                                 ---------    ---------
Cash Flow From Investing Activities
     Acquisition of Fixed Assets                        --           --
     Sale of Stock in Minority Interest                 --           --
     Outlays for Patents                           (29,053)          --
                                                 ---------    ---------
                                                   (29,053)          --
                                                 ---------    ---------
Cash Flow From Financing Activities
     Repayment of mortgage                          (1,172)      (1,250)
     Proceeds of related party loan                 73,979           --
     Proceeds from issuance of stock                10,000           --
                                                 ---------    ---------
     Net Cash provided by Financing Activities      82,807       (1,250)
                                                 ---------    ---------
     Net (Decrease) in Cash                       (155,310)    (490,609)
     Cash - Beginning of Period                    180,182      567,212
                                                 ---------    ---------
     Cash - End of Period                        $  24,872    $  76,603
                                                 =========    =========


See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the years ended December 31, 2005 and 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RELATED PARTY TRANSACTIONS

On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle. Prior to the agreement, Gregory Coates, an officer the Company, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right.

During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company currently owns 3,558,000 shares of Coates Motorcycle, representing approximately a 30% ownership interest.

The Company's investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of their undistributed earnings and losses.

Summarized information for Coates Motorcycle is as follows:

For the Quarter Ended March 31     2005          2004
------------------------------   --------      --------

     Revenue                           --            --
     Operating expenses            72,069       149,239
     Net loss                     (72,418)     (151,520)

As of March 31,                    2005          2004
------------------------------   --------      --------

     Current assets                55,243        42,133
     Total assets                 405,280       168,080
     Current liabilities         (314,239)     (435,075)
     Total liabilities           (318,739)     (439,575)
     Stockholders' equity          86,541      (271,495)


The Company also made loans to Coates Motorcycle from time to time to provide working capital for the development and testing of motorcycle engines which incorporate the Company's technologies. As of December 31, 2004, the total outstanding balance of these loans, including accrued interest thereon, was $362,200 and was converted into 362,200 shares of Preferred Series A Stock of Coates Motorcycle. This amount is reflected in the accompanying condensed balance sheet as Investment - related party.

George J. Coates has made loans to the Company at various times to provide working capital, the outstanding balance of which is $205,979 at March 31, 2005. Bernadette Coates, George's wife, also made loans to the Company at various times to provide working capital, the outstanding balance of which is $18,000 at March 31, 2005. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon cash availability. It is the intention of Mr. George J. Coates and Mrs. Bernadette Coates to assist the Company with its working capital requirements in the form of loans as needed in the future, even though they are not legally obligated to do so.

EQUITY METHOD LOSSES AND IMPAIRMENT OF INVESTMENT IN RELATED PARTY

Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. Accordingly, during the three months ended March 31, 2005 the Company recorded losses from its investment in Coates Motorcycle, in the amount of $21,650.

The Company computed its share of the losses in accordance with EITF 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," where the percent ownership was based on the assumed conversion of the Preferred Series A Stock held by the Company.

In addition, in accordance with FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" as it relates to EITF 98-13. The Company determined that the fair value of the Preferred Stock was $362,200. Accordingly, the Company recognized other comprehensive income of $21,650 to restore the value of the Preferred Stock to its fair market value. This Preferred Stock is presented in the accompanying balance sheet as Investment - related party.

SALE OF COMMON STOCK

In March 2005, the Company issued 2,000 shares of its common stock at $5.00 per share to an accredited investor for $10,000 in cash.

SUBSEQUENT EVENTS

At the  end  of  November  2005,  the  Company  entered  into  a  sale/leaseback arrangement of the property which houses its principal offices, warehouse and manufacturing facilities. The gross sales price was $4,200,000. After repayment of the outstanding balance of the mortgage loan on the property and expenses of the transaction, the Company realized net proceeds of approximately $3,025,000 which the Company intends to use for working capital purposes. The new lease agreement with the purchaser, which is being accounted for as an operating lease, provides for monthly rental payments of $32,500 over a five year period. In addition, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance. The lease agreement also provides the Company with an option to repurchase the property at any time during the first three years of the agreement for $5,200,000.

On November 18, 2005, the Company entered into an agreement with George J. Coates, its principal stockholder for the licensing of three technologies in all countries in North, Central and South America for the purpose of making, using and selling products falling within the scope of the underlying patent rights. The technologies are for a self-adjusting bearing assembly, an improved pressure regulated valve seal and a cooling system for rotary valve engines. The term of the agreement expires upon the expiration of the underlying patents. In consideration of the licensing of these technologies, the Company issued 1,000,000 new shares of its common stock to George J. Coates.

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

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, CIL signed a license agreement (the "License Agreement") with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, to license the exclusive use of V-8 cylinder engines modified with the Coates System to be fueled by natural gas to generate electrical power for the Country of Canada (the "License Agreement") against payment of $5,000,000, of which a deposit payment in the amount of $300,000 was made. The agreement also provides for development and delivery of certain prototype engines under a separate research and development agreement between CIL and WWE, referred to as the "R&D Agreement", and stipulates that following the testing and delivery of the third prototype - a production model Coates Generator Engine - the balance of the license fee in the amount of $4,700,000 would be paid in 16 quarterly payments beginning 180 days after delivery.

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

Pursuant to further negotiations, CIL and WWE agreed that WWE would pay to CIL a $5,000,000 fee to research and develop a production model of the Coates Generator Engine. As part of the understanding between CIL and WWE under the R&D Agreement, CIL would develop a total of three prototype engines meeting these new specifications: two testing prototypes and one production model prototype. To date, Well to Wire Energy, Inc. has made aggregate payments of $1,200,000 to CIL for these prototypes, $250,000 of which was paid in calendar 1999, $845,000 of which was paid in fiscal year 2000, and $105,000 was paid during the first quarter in fiscal year 2001. The balance of $3,800,000 is due to be paid by Well to Wire Energy, Inc. 180 days after delivery of the production model.

CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December 2000 and April 2001, respectively. The third prototype engine has been completed and has been undergoing testing over the last three years. In the fourth quarter of 2005, CIL received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. Such net proceeds are intended to be utilized for working capital purposes. In the opinion of management, such additional working capital will be sufficient to enable the Company to complete its third prototype production model Coates Generator Engine. The remaining tasks include testing the functionality, design and components through what we believe to be a final evaluation protocol.

Agreement with McLean, England and Associates, LLC

During the first quarter of 2002 CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters of 2002, respectively. The entire amount of $565,000 has been recognized in the condensed balance sheet at March 31, 2005, as a current liability, which will be recognized in future periods as income when earned.

On April 1, 2004, the Company amended its license agreement with McLean, England and Associates, LLC. Pursuant to this amendment, McLean, England and Associates shall take delivery of the no. 1 diesel 855 engine incorporating the Coates CSRV System from the Company and, at licensee's own expense, undertake further required modifications.

In the fourth quarter of 2005, CIL received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. In the opinion of management, the additional working capital generated from this transaction should be sufficient to enable the Company to finalize the last phase of the design, testing of components and their composition, functionality as well as any continuing emissions/durability testing of the McLean truck engine as well as the third prototype model of the natural gas fueled, Coates Generator Engine under the WWE license agreement.

Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and to be made under the agreements with McLean. Further payments from these sources are not scheduled until the completion of the testing and delivery to WWE of the third prototype, production model Coates Generator Engine. We have been unable to finalize our third prototype production model Coates Generator Engine due to lack of funds to test the functionality, design and components through what we believe to be our final evaluation protocol. In the fourth quarter of 2005, CIL received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. In the opinion of management, the additional working capital generated from this transaction should be sufficient to enable the Company to complete the final testing under both the WWE R&D Agreement and under the agreements with McClean.

No revenues were generated during the three month ended March 31, 2005 and 2004. Total operating expenses for the three months ended March 31, 2005 was $220,950, as compared to $308,852 for the corresponding three month period of 2004. Research and development expenses were $1,921 and $17,978 for the three months ended March 31, 2005 and 2004, respectively. This approximate 90% decrease in research and development expenses is primarily attributable the Company's lack of available funds to finalize testing for the functionality, design and components through the final phases of the two projects for WWE and McLean. Approximately $84,936 for the three month period represented labor charges. Again, due to lack of capital, the Company was unable this fiscal year to devote funding to its research and development efforts on the two subject projects.

General and administrative expenses were $203,297 for the three months ended March 31, 2005 as compared to $249,216 for the three months ended March 31, 2004. This $45,919, or 18% decrease was a result of the Company's efforts to preserve its working capital by reducing such expenditures.

The Company experienced a loss from operations and net loss for the three months ended March 31, 2005 of $220,950, and $270,941, respectively, or $0.00 per share, as compared to a loss from operations and net loss of $308,252 and $340,338, respectively, or $0.00 per share, for the corresponding three month period in 2004. The net loss for the three month period ended March 30, 2005 included the Company's share of losses based on its equity ownership in Coates Motorcycle amounting to $21,650.

The Company received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility in the fourth quarter of 2005. In the opinion of management, the additional working capital generated from this transaction should be sufficient to enable the Company to fund the completion of the prototype engines under the WWE and McLean license agreements, and depending upon their successful completion, management expects the license agreements described above to contribute an increasing stream of revenues during the upcoming periods. There can be no assurance, however, that completion and testing of the various prototype engines can be completed in a satisfactory manner and within the anticipated time frames, and that other contributing factors will not prohibit or delay finalization and consummation of the agreements, in which case revenues in the short run would be limited to certain non-refundable deposit payments.

Liquidity and Capital Resources

The Company's cash position at March 31, 2005 was $24,872, an approximate 68% decrease from the $76,603 cash position at March 31, 2004 and an approximate decrease of 86% from the $180,182 cash position at December 31, 2004. The lower cash position at March 31, 2005 reflects the Company's inability to access the capital markets to obtain additional working capital resources. CIL's working capital deficit of $1,427,776 at March 31, 2005 represents a $75,674, or approximately 6% increase from the $1,352,102 working capital deficit position at March 31, 2004. CIL's current liabilities of $1,794,830 at March 31, 2005 have increased $738,898 or approximately 70% from the $1,055,932 balance at December 31, 2004. This increase is primarily attributable to the Company's inability to access the capital markets to obtain additional working capital resources. In the fourth quarter of 2005, CIL received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. Such net proceeds are intended to be utilized for working capital purposes.

CIL has completed the basic construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with CIL's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Upon completion of testing and delivery of this third prototype engine, CIL expects to receive the balance of $3,800,000 from Well to Wire Energy, Inc under the R&D Agreement. Under this License Agreement, the balance due CIL of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype. As well, CIL is scheduled to receive the license fee payments due under the McLean license when the two truck engines, one being completed by McLean pursuant to the April 2004 license amendment, and the other truck engine, which the Company is completing, are delivered and fully tested. In the opinion of management, the additional working capital generated from the sale and leaseback transaction in the fourth quarter of 2005, should be sufficient to enable the Company to finalize the third prototype production model Coates Generator Engine under the WWE license agreement and the truck engine, under the McLean license agreement. The remaining tasks include testing the functionality, design and components through what we believe to be the final evaluation protocols for these two projects. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with the Company's expectations nor that payments will be received as called for in the agreements.

During the second quarter of 2003, the Company organized a subsidiary, Coates Motorcycle Company, Ltd. ("Coates Motorcycle"), to research and develop a heavy cruiser motorcycle equipped with the Coates SRV engine. In connection with this project, on April 30, 2003, CIL executed and delivered an exclusive Sublicense Agreement to Coates Motorcycle in exchange for a 50+% equity ownership interest and anti-dilution right to maintain this majority ownership position. In consideration for its receipt of this exclusive Sublicense Agreement, Coates Motorcycle issued 2,550,000 of its common shares to CIL and became its subsidiary. Conjunctively, George J. Coates, Gregory G. Coates and the Coates Trust granted a non-exclusive license at the same time to Coates Motorcycle for a minority equity interest without any anti-dilution rights.

On March 5, 2004 this Sublicense Agreement was amended and the anti-dilution rights were terminated and the Company received an additional 1,000,000 shares of Coates Motorcycle. In connection with these transactions, Coates Motorcycle ceased to qualify as a subsidiary of the Company. The Company's ownership interest in Coates Motorcycle was 30% at June 30, 2005.


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

Item 2 CHANGES IN SECURITIES

      None

c) sales of unregistered securities during the quarter ended March 31, 2005:

      During the quarter ended March 31, 2005, the Company sold 2,000 restricted common shares at $5.00 per share to an accredited investor and received gross subscription proceeds of $10,000 pursuant to its private placement.

Our shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") in view of the following:

      o     None  of  these  issuances   involved   underwriters,   underwriting
            discounts or commissions.

      o Restrictive legends were and will be placed on all certificates issued as described above.

      o     The   distribution   did  not  involve   general   solicitation   or
            advertising.

      o The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In addition to representations given to us by the above-referenced investors, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Furthermore, all of the above-referenced persons were provided the opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

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

      (b) Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2006           COATES INTERNATIONAL, LTD.

                                 By: /s/George J. Coates
                                     ------------------------------------------
                                        George J. Coates, President
                                        Chief Executive Officer and
                                        Principal Financial Officer