Form 10QSB
period 2005-06-30
COATES INTERNATIONAL LTD \DE\
filed 2006-01-27
CIK 948426

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2005

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

                                 Yes |_| No [X]

As of June 30, 2005, there were 265,894,278 shares of the Registrant's common stock were issued and outstanding.

                           Coates International, Ltd.
                        Index to the Financial Statements
                                  June 30, 2005


                                                                            Page

Financial Statements (Unaudited)

     Condensed Balance Sheet..............................................     2

     Condensed Statements of Operations and Other Comprehensive Income
     (Loss)...............................................................     3

     Condensed Statements of Cash Flows...................................     4

     Notes to the Condensed Financial Statements..........................     5

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................  8-12

Item 3   Controls and Procedures .........................................    12

PART II  -  OTHER INFORMATION ............................................    12

Item 1.     LEGAL PROCEEDINGS ............................................    12

Item 2.     CHANGES IN SECURITIES ........................................    12

Item 3.     DEFAULTS ON SENIOR SECURITIES ................................    13

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........    13

Item 5.     OTHER INFORMATION ............................................    13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K .............................    13

SIGNATURES ...............................................................    14

                           Coates International, Ltd.
                             Condensed Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


Assets

Current Assets
   Cash                                                            $    107,513
   Inventory                                                            357,199
                                                                   ------------
      Total Current Assets                                              464,712
Investment - related party                                              362,200
Property, plant and equipment, net of
 accumulated depreciation of $684,081                                 1,525,953
Patents, net of accumulated amortization of $186                         50,860
Other Assets                                                              2,500
                                                                   ------------
      Total Assets                                                    2,406,225
                                                                   ============
Liabilities and Stockholders' Impairment

Current Liabilities
   Current portion of mortgage payable                                    3,247
   Accounts payable                                                      18,850
   Accrued interest payable                                              10,053
   Accrued expenses                                                     632,233
                                                                         31,092
   Short term borrowings                                                350,437
   Due to related parties                                               940,000
   License deposits                                                ------------
      Total Current Liabilities                                       1,985,912

   Mortgage payable, net of current portion                             863,219
                                                                   ------------
      Total Liabilities                                               2,849,131
                                                                   ------------

Stockholders' Impairment
   Common stock, $.00001 par value,
     1,000,000,000 shares authorized,
     265,894,278 shares issued and outstanding                            2,693
   Additional paid-in capital                                        17,200,152
   Accumulated deficit                                              (17,930,977)
   Accumulated other comprehensive income                               285,226
                                                                   ------------
      Total Stockholders' Impairment                                   (442,906)
                                                                   ------------
      Total Liabilities and Stockholders' Impairment               $  2,406,225
                                                                   ============


See notes to the condensed financial statements.

                           Coates International, Ltd.
    Condensed Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                   ------------------------------    ------------------------------
                                                       2005             2004             2005              2004
                                                   -------------    -------------    -------------    -------------
Revenue                                            $          --               $-    $          --    $          --
                                                   -------------    -------------    -------------    -------------
Operating Expenses:
  Research and development                                 4,530            7,059            6,451           25,037
  Research and development costs - related party              --           23,912               --           45,912
  General and administrative expenses                    210,629          257,615          413,926          506,831
  Depreciation and amortization expense                   15,902           15,815           31,634           34,873
                                                   -------------    -------------    -------------    -------------
      Total Operating Expenses                           231,061          304,401          452,011          612,653
                                                   -------------    -------------    -------------    -------------
Loss From Operations                                    (231,061)        (304,401)        (452,011)        (612,653)
                                                   -------------    -------------    -------------    -------------

Other Income (Expense)
  Equity loss on investment - related party             (161,720)              --         (183,369)              --
  Interest income                                             --               79               --              288
  Interest expense                                       (33,430)         (31,095)         (61,772)         (63,390)
  Gain on Sale of Stock                                   15,000               --           15,000               --
                                                   -------------    -------------    -------------    -------------
      Total Other (Expense)                             (180,150)         (31,016)        (230,141)         (63,102)

Loss Before Income Taxes                                (411,211)        (335,417)        (682,152)        (675,755)

Income Taxes                                                  --               --               --               --
                                                   -------------    -------------    -------------    -------------
Net Loss                                           $    (411,211)   $    (335,417)   $    (682,152)   $    (675,755)
Other Comprehensive Income, net of tax
  Valuation of Investment - related party                161,720               --          183,369               --
                                                   -------------    -------------    -------------    -------------
Other Comprehensive Loss                           $    (249,491)   $          --    $    (498,783)   $          --
                                                   =============    =============    =============    =============

Net Loss per share (Basic and diluted)             $           0    $           0    $           0    $           0
                                                   =============    =============    =============    =============
Weighted Average Number of Common
Shares Outstanding                                   265,866,718      265,591,992      265,863,195      265,624,098
                                                   -------------    -------------    -------------    -------------

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                    2005         2004
                                                  ---------    ---------

Cash Flow From Operating Activities               $(409,138)   $(638,648)
                                                  ---------    ---------

Cash Flow From Investing Activities
     Acquisition of Fixed Assets                     (2,255)          --
     Sale of Stock in Minority Interest              15,000           --
     Outlays for Patents                            (51,089)          --
     Loans to related party                              --     (348,777)
                                                  ---------    ---------
                                                    (38,344)    (348,777)
                                                  ---------    ---------
Cash Flow From Financing Activities
     Repayment of mortgage                           (1,716)      (1,690)
     Proceeds (repayment) of related party loan     200,437           --
     Short term borrowings                           31,092           --
     Proceeds from issuance of stock                145,000      565,000
                                                  ---------    ---------
     Net Cash provided by Financing Activities      374,813      563,310
                                                  ---------    ---------
     Net (Decrease) in Cash                         (72,669)    (424,115)
     Cash - Beginning of Period                     180,182      554,954
                                                  ---------    ---------
         Cash - End of Period                     $ 107,513    $ 130,839
                                                  =========    =========

See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the years ended December 31, 2005 and 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, and its quarterly report on Form 10-QSB for the related period ended March 31, 2005.

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

During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing approximately a 30% ownership interest. During the six months ended June 30, 2005, the Company sold 3,000 shares of Coates Motorcycle for $15,000 and the Company currently owns 3,555,000 shares.

The Company's investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of their undistributed earnings and losses.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


RELATED PARTY TRANSACTIONS (CONTINUED)

Summarized information for Coates Motorcycle is as follows:

For the Six Months Ended June 30,     2005        2004
---------------------------------   --------    --------

  Revenue                                 --          --
  Operating expenses                 639,571     298,478
  Net loss                          (613,270)   (303,041)


As of June 30,                        2005        2004
---------------------------------   --------    --------

  Current assets                      56,849      42,133
  Total assets                       458,248     168,080
  Current liabilities               (422,920)   (435,075)
  Total liabilities                 (427,420)   (439,575)
  Stockholders' equity                30,828    (271,495)

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

During the three month period ended June 30, 2005, the Company received $10,991 from Coates Motorcycle as reimbursement of general and administrative expenses incurred on its behalf.

George J. Coates has made loans to the Company at various times to provide working capital, the outstanding balance of which is $300,937 at June 30, 2005. Bernadette Coates, George's wife, also made loans to the Company at various times to provide working capital, the outstanding balance of which aggregated $49,500 at June 30, 2005. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon cash availability. It is the intention of Mr. George J. Coates and Mrs. Bernadette Coates to assist the Company with its working capital requirements in the form of loans as needed in the future even, though they are not legally obligated to do so.

EQUITY METHOD LOSSES AND IMPAIRMENT OF INVESTMENT IN RELATED PARTY

Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. Accordingly, during the six months ended June 30, 2005, the Company recorded losses from its investment in Coates Motorcycle in the amount of $183,369.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


EQUITY METHOD LOSSES AND IMPAIRMENT OF INVESTMENT IN RELATED PARTY (CONTINUED)

The Company computed its share of the losses in accordance with EITF 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," where the percent ownership was based on the assumed conversion of the Preferred Series A Stock held by the Company.

In addition, in accordance with FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" as it relates to EITF 98-13. The Company determined that the fair value of the Preferred Stock was $362,200. Accordingly, the Company recognized other comprehensive income of $183,369 to restore the value of the Preferred Stock to its fair market value. This Preferred Stock is presented in the accompanying balance sheet as Investment - related party.

SALE OF COMMON STOCK

In June 2005, the Company issued 33,000 shares of its common stock at $5.00 per share to an accredited investor for $135,000 in cash and $30,000 in repayment of accounts payable and accrued interest owed to such accredited investor.

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

Agreement with McLean, England and Associates, LLC

During the first quarter of 2002 CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters of 2002, respectively. The entire amount of $565,000 has been recognized in the condensed balance sheet at June 30, 2005, as a current liability, which will be recognized as income in future periods when earned.

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

Results of Operations for the Six Month Periods Ended June 30, 2005 and 2004

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

No revenues were generated during the six month periods ended June 30, 2005 and 2004. Total operating expenses for the six month periods ended June 30, 2005 and 2004, respectively, were $452,011 as compared to $612,653 Research and development expenses were $6,451 and $70,949 for the six month periods ended June 30, 2005 and 2004, respectively. This approximate 91% decrease in research and development expenses was primarily attributable to the Company's lack of available funds to finalize testing for the functionality, design and components through the final phases of the two projects for WWE and McLean. Approximately $178,691 for the six month period ended June 30, 2005 represented labor charges.

General and administrative expenses decreased to $413,926 for the six months ended June 30, 2005 from $506,831 in the corresponding six month period in 2004. This $92,905, or 18% decrease was a result of the Company's efforts to preserve its working capital by reducing such expenditures.

The Company experienced a net loss for the six month periods ended June 30, 2005 and 2004, respectively, of $682,152 and $675,755. The net loss for the six month period ended June 30, 2005 included the Company's share of losses based on its equity ownership in Coates Motorcycle amounting to $183,369.

Results of Operations for the Three Month Periods Ended June 30, 2005 and 2004

No revenues were generated during the three month periods ended June 30, 2005 and 2004. Total operating expenses for the three month periods ended June 30, 2005 and 2004, respectively, were $231,061 as compared to $304,401. Research and development expenses were $4,530 and $30,971 for the three month periods ended June 30, 2005 and 2004, respectively. This approximate 85% decrease in research and development expenses was primarily attributable to the Company's lack of available funds to finalize testing for the functionality, design and components through the final phases of the two projects for WWE and McLean. Approximately $93,755 for the three month period ended June 30, 2005 represented labor charges.

General and administrative expenses decreased to $210,629 for the three months ended June 30, 2005 from $257,615 in the corresponding three month period in 2004. This $46,986, or 18% decrease was a result of the Company's efforts to preserve its working capital by reducing such expenditures.

The Company experienced a net loss for the three month periods ended June 30, 2005 and 2004, respectively, of $411,211 and $335,417. The net loss for the three month period ended June 30, 2005 included the Company's share of losses based on it equity ownership in Coates Motorcycle amounting to $161,720.

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

Liquidity and Capital Resources

The Company's cash position at June 30, 2005 was $107,513, an approximate 18% decrease from the $130,839 cash position for the corresponding quarter last year and an increase of 332% from the $24,872 cash position at March 31, 2005. CIL's working capital deficit of $1,521,260 at June 30, 2005 represents a $413,819, or approximately 37% increase from the $1,107,441 working capital deficit position at June 30, 2004. CIL's current liabilities of $1,985,912 at June 30, 2005 have increased $173,100 over the $1,812,812 balance at June 30, 2004 and increased $191,082 over the outstanding balance of $1,794,830 at March 31, 2005. In the fourth quarter of 2005, CIL received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. Such net proceeds are intended to be utilized for working capital purposes.

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

On March 5, 2004 this Sublicense Agreement was amended and the anti-dilution rights were terminated and the Company received an additional 1,000,000 shares of Coates Motorcycle. In connection with these transactions, Coates Motorcycle ceased to qualify as a subsidiary of the Company. The Company's ownership interest in Coates Motorcycle was approximately 30% at June 30, 2005.

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

Item 2 CHANGES IN SECURITIES

      None

c) sales of unregistered securities during the quarter ended June 30, 2005:

      During the quarter ended June 30, 2005, the Company placed 33,000 restricted common shares at $5.00 per share to an accredited investor and received gross subscription proceeds of $135,000 in repayment of accounts payable and accrued interest owed to such accredited investor.

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

Furthermore, all of the above-referenced persons were provided the opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access..

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

(b) Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: January 27, 2006                      COATES INTERNATIONAL, LTD.


                                            By: /s/George J. Coates
                                                --------------------
                                                   George J. Coates, President
                                                   Chief Executive Officer and
                                                   Principal Financial Officer