Form 10QSB
period 2005-09-30
COATES INTERNATIONAL LTD \DE\
filed 2006-01-27
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X]   Quarterly  Report  Pursuant  to  Section  13 or 15 (D)  of the  Securities
                              Exchange Act of 1934

                      For Quarter Ended September 30, 2005

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

                                 Yes |_| No [X]

As of September 30, 2005, there were 265,894,278 shares of the Registrant's common stock were issued and outstanding.

                           Coates International, Ltd.
                        Index to the Financial Statements
                               September 30, 2005


                                                                            Page

Financial Statements (Unaudited)

  Condensed Balance Sheet .................................................    2

  Condensed Statements of Operations and Other Comprehensive
  Income (Loss) ...........................................................    3

  Condensed Statements of Cash Flows ......................................    4

  Notes to the Condensed Financial Statements .............................    5

Item 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations .............................. 8-12

Item 3.  Controls and Procedures ..........................................   13

PART II  -  OTHER INFORMATION .............................................   13

Item 1.  LEGAL PROCEEDINGS ................................................   13

Item 2.  CHANGES IN SECURITIES ............................................   13

Item 3.  DEFAULTS ON SENIOR SECURITIES ....................................   13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   13

Item 5.  OTHER INFORMATION ................................................   14

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   14

SIGNATURES ................................................................   14

                           Coates International, Ltd.
                             Condensed Balance Sheet
                               September 30, 2005
                                   (Unaudited)


Assets

Current Assets
   Cash                                                $      7,832
   Inventory                                                387,133
                                                       ------------
   Total Current Assets
                                                            394,965
Investment - related party                                  362,200
Property, plant and equipment, net of
  accumulated depreciation of $696,180                    1,513,853
Patents, net of accumulated amortization of $395             61,955
Other Assets                                                  2,500
                                                       ------------
      Total Assets                                     $  2,335,473
                                                       ============
Liabilities and Stockholders' Impairment

Current Liabilities
   Current portion of mortgage payable                 $      3,247
   Accounts payable                                          38,377
   Accrued interest payable                                  10,053
   Accrued expenses                                         684,245
   Short term borrowings                                     37,786
   Due to related parties                                   350,437
   License deposits                                         940,000
                                                       ------------
      Total Current Liabilities                           2,064,145
   Mortgage payable, net of current portion                 862,651
                                                       ------------
      Total Liabilities                                   2,926,796
                                                       ------------
Stockholders' Impairment
   Common stock, $.00001 par value,
   1,000,000,000 shares
   authorized, 265,894,278 shares
   issued and outstanding                                     2,693
   Additional paid-in capital                            17,200,152
   Accumulated deficit                                  (18,133,452)
   Accumulated other comprehensive income                   339,284
                                                       ------------
      Total Stockholders' Impairment                       (591,323)
                                                       ------------
      Total Liabilities and Stockholders' Impairment   $  2,335,473
                                                       ============


See notes to the condensed financial statements.

                           Coates International, Ltd.
    Condensed Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                   ------------------------------    ------------------------------
                                                        2005            2004              2005            2004
                                                   -------------    -------------    -------------    -------------
Revenue                                            $          --    $          --    $          --    $          --
                                                   -------------    -------------    -------------    -------------
Operating Expenses:
  Research and development                                 4,467           19,410           10,918           70,164
d party              --           23,911               --           69,823
  General and administrative expenses
  General and administrative expenses                    131,575          265,522          545,501          810,026
  Depreciation and amortization expense                   12,307           15,816           43,941           50,688
                                                   -------------    -------------    -------------    -------------
      Total Operating Expenses                           148,349          324,659          600,360        1,000,701
                                                   -------------    -------------    -------------    -------------
Loss From Operations                                    (148,349)        (324,659)        (600,360)      (1,000,701)
                                                   -------------    -------------    -------------    -------------

Other Income (Expense)
  Equity loss on investment - related party              (54,059)              --         (237,428)              --
  Interest income                                             --            4,459               --            4,747
  Interest expense                                       (32,068)              --          (93,841)              --
  Gain on Sale of Stock                                   32,000               --           47,000
  Other income - legal settlement                             --          485,336               --          485,336
                                                   -------------    -------------    -------------    -------------
      Total Other Income (Expense)                       (54,127)         489,795         (284,269)         490,083

Income (Loss) Before Income Taxes                       (202,478)         165,136         (884,629)        (510,618)
Income Taxes                                                  --               --               --               --
                                                   -------------    -------------    -------------    -------------
Net Income (Loss)                                  $    (202,478)   $     165,136    $    (884,629)   $    (510,618)
Other Comprehensive Income, net of tax
  Valuation of Investment - related party                 54,059               --          237,428               --
                                                   -------------    -------------    -------------    -------------
Other Comprehensive Income                         $    (148,419)   $          --    $     647,201    $          --
                                                   =============    =============    =============    =============
Net Income (Loss) per share (Basic and diluted)    $           0    $           0    $           0    $           0
                                                   =============    =============    =============    =============
Weighted Average Number of Common
Shares Outstanding                                   265,894,278      265,860,564      265,873,670      265,657,425
                                                   -------------    -------------    -------------    -------------


See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                 -------------------------
                                                     2005           2004
                                                 ---------       ---------
Cash Flow From Operating Activities              $(535,643)      $(850,485)
                                                 ---------       ---------
Cash Flow From Investing Activities
   Acquisition of Fixed Assets                      (2,255)             --
   Sale of Stock in Minority Interest               47,000              --
   Outlays for Patents                             (62,391)             --
   Loans to related party                               --        (314,955)
                                                 ---------       ---------
                                                   (17,646)       (314,955)
                                                 ---------       ---------

Cash Flow From Financing Activities
   Repayment of mortgage                            (2,284)         (2,149)
   Proceeds (repayment) of related party loan      200,437        (100,000)
   Short term borrowings                            37,786              --
   Proceeds from issuance of stock                 145,000         815,000
                                                 ---------       ---------
   Net Cash provided by Financing Activities       380,939         712,851
                                                 ---------       ---------
   Net (Decrease) in Cash                         (172,350)       (452,589)
   Cash - Beginning of Period                      180,182         554,954
                                                 ---------       ---------
   Cash - End of Period                          $   7,832       $ 102,365
                                                 =========       =========


See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the years ended December 31, 2005 and 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, and its quarterly reports on Form 10-QSB for the related periods ended March 31, 2005 and June 30, 2005.

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

During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing approximately a 30% ownership interest. During the nine months ended September 30, 2005, the Company sold 9,400 shares of Coates Motorcycle for $47,000 and the Company currently owns 3,548,600 shares.

The 30% interest in Coates Motorcycle is valued at $-0-, because that was the cost basis of the assets and the license agreement exchanged for those shares.

The Company's investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of their undistributed earnings and losses.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


RELATED PARTY TRANSACTIONS (CONTINUED)

Summarized information for Coates Motorcycle is as follows:


For the Nine Months Ended September 30,     2005        2004
---------------------------------------   --------    --------

  Revenue                                       --          --
  Operating expenses                       820,551     411,672
  Net loss                                (794,244)   (419,868)

As of September 30,                         2005        2004
---------------------------------------   --------    --------
  Current assets                           121,227      26,848
  Total assets                             516,988     177,075
  Current liabilities                     (579,467)   (560,897)
  Total liabilities                       (583,967)   (565,397)
  Stockholders' equity                     (66,979)   (388,322)


The Company also made loans to Coates Motorcycle from time to time to provide working capital fot 0 0 r the development and testing of motorcycle engines which incorporate the Company's technologies. As of December 31, 2004, the total outstanding balance of these loans, including accrued interest thereon, was $362,200 and was converted into 362,200 shares of Preferred Series A Stock of Coates Motorcycle. This amount is reflected in the accompanying condensed balance sheet as Investment - related party.

During the three month period ended September 30, 2005, the Company received $55,000 from Coates Motorcycle as reimbursement of general and administrative expenses incurred on its behalf. For the nine month period ended September 30, 2005, a total of $65,991 was received from Coates Motorcycle for such purpose.

George J. Coates has made loans to the Company at various times to provide working capital, the outstanding balance of which is $300,937 at September 30, 2005. Bernadette Coates, George's wife, also made loans to the Company at various times to provide working capital, the outstanding balance of which aggregated $49,500 at September 30, 2005. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon cash availability. It is the intention of Mr. George J. Coates and Mrs. Bernadette Coates to assist the Company with its working capital requirements in the form of loans as needed in the future even, though they are not legally obligated to do so.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements


EQUITY METHOD LOSSES AND IMPAIRMENT OF INVESTMENT IN RELATED PARTY

Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. Accordingly, during the nine months ended September 30, 2005, the Company recorded losses from its investment in Coates Motorcycle in the amount of $237,428.

The Company computed its share of the losses in accordance with EITF 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," where the percent ownership was based on the assumed conversion of the Preferred Series A Stock held by the Company.

In addition, in accordance with FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" as it relates to EITF 98-13. The Company determined that the fair value of the Preferred Stock was $362,200. Accordingly, the Company recognized other comprehensive income of $237,428 to restore the value of the Preferred Stock to its fair market value. This Preferred Stock is presented in the accompanying balance sheet as Investment - related party.

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

Agreement with McLean, England and Associates, LLC

During the first quarter of 2002 CIL negotiated a license arrangement with McLean, England and Associates, LLC ("McLean") which, on April 12, 2002, produced a final agreement that calls for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. The two prototype engines are currently in development. At the time of this submission, McLean has paid CIL a non-refundable deposit of $565,000 against the license fee, of which $25,000 and $540,000 were received during the first and second quarters of 2002, respectively. The entire amount of $565,000 has been recognized in the condensed balance sheet at September 30, 2005, as a current liability, which will be recognized as income in future periods as earned.

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

Results of Operations  for the Nine Month  Periods Ended  September 30, 2005 and
2004

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

No revenues were generated during the nine month periods ended September 30, 2005 and 2004. Total operating expenses for the nine month period ended
September 30, 2005, were $600,360 compared to $1,000,701 for the corresponding nine month period in 2004. Research and development expenses were $10,918 for the nine months ended September 30, 2005 compared to $139,987 for the corresponding nine month period in 2004. This approximate 92% decrease in research and development expenses is attributable to the Company's lack of available funds to finalize testing for the functionality, design and components through the final phases of the two projects for WWE and McLean. Approximately $279,889 for the nine month period ended September 30, 2005 represented labor charges.

General and administrative expenses were $545,504 for the nine months ended September 30, 2005 compared to $810,026 for the corresponding nine month period in 2004. This $597,855, or 33% decrease was a result of the Company's efforts to preserve its working capital by reducing such expenditures.

The Company had a loss from operations of ($600,360) and a net loss of ($884,629), or $0.00 per share for the nine months ended September 30, 2005 compared to a loss from operations of ($1,000,701) and a net loss of ($510,618), or $0.00 per share for the corresponding nine month period in 2004. The net loss for the nine month period ended September 30, 2005 included the Company's share of losses based on its equity ownership in Coates Motorcycle amounting to $237,428. The net loss for the 2004 nine month period included income from a legal settlement of $485,336.

Results of Operations for the Three Month Periods Ended September 30, 2005 and 2004

No revenues were generated during the three month periods ended September 30, 2005 and 2004. Total operating expenses for the three month period ended September 30, 2005, were $148,349 compared to $324,659 for the corresponding three month period in 2004. Research and development expenses were $4,467 for the three months ended September 30, 2005 compared to $43,211 for the corresponding three month period in 2004. This approximate 90% decrease in research and development expenses is attributable to the Company's lack of available funds to finalize testing for the functionality, design and components through the final phases of the two projects for WWE and McLean. Approximately $101,198 for the three month period ended September 30, 2005 represented labor charges.

General and administrative expenses were $131,575 for the three months ended September 30, 2005 compared to $265,522 for the corresponding three month period in 2004. This $133,947, or 50% decrease was a result of the Company's efforts to preserve its working capital by reducing such expenditures.

The Company had a loss from operations of ($148,349) and a net loss of ($202,478), or ($0.00) per share for the three months ended September 30, 2005 compared to a loss from operations of ($324,659) and net income of $165,136, or $0.00 per share for the corresponding three month period in 2004. The net loss for the three month period ended September 30, 2005 included the Company's share of losses based on it equity ownership in Coates Motorcycle amounting to $54,059. The net income for the 2004 three month period included income from a legal settlement of $485,336.

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

Liquidity and Capital Resources

The Company had a cash position of $7,832 at September 30, 2005, an approximate 92% decrease from the $102,365 cash position for the corresponding quarter last year and a decrease of approximately 93% from the $107,513 cash position at June 30, 2005. CIL's working capital deficit of $1,669,180 at September 30, 2005 represents a $394,965, or approximately 58% increase over the $676,949 working capital deficit position at September 30, 2004. CIL's current liabilities of $2,064,145 at September 30, 2005 have increased by $635,548 over the balance at September 30, 2004 of $1,428,597. In the fourth quarter of 2005, CIL received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. Such net proceeds are intended to be utilized for working capital purposes.

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

On March 5, 2004 this Sublicense Agreement was amended and the anti-dilution rights were terminated and the Company received an additional 1,000,000 shares of Coates Motorcycle. In connection with these transactions, Coates Motorcycle ceased to qualify as a subsidiary of the Company. The Company's ownership interest in Coates Motorcycle was approximately 30% at September 30, 2005.

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

Item 2. CHANGES IN SECURITIES

      None

c) sales of unregistered securities during the quarter ended September 30, 2005:

      None

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

(b)   Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended September 30, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 27, 2006                     COATES INTERNATIONAL, LTD.

By: /s/George J. Coates
    ------------------------------
       George J. Coates, President
       Chief Executive Officer and
       Principal Financial Officer