Form 10KSB
period 2005-12-31
COATES INTERNATIONAL LTD \DE\
filed 2006-04-17
CIK 948426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
      ___________to______________

                         COMMISSION FILE NUMBER 33-94884


                           COATES INTERNATIONAL, LTD.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                    22-2925432
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)              (incorporation or organization)
                                                    identification No.)


Highway 34 & Ridgewood Road
Wall Township, New Jersey                                 07719
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)


          Issuer's telephone number, including area code (732) 449-7717


        Securities registered pursuant to Section 12(b) of the Act: NONE
                              Title of Class: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                 Title of Class: Common Stock, $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-ISB or any amendment to this Form 10-KSB. |_|

Issuer had no revenues for the year ended December 31, 2005.

During the fiscal year ended December 31, 2005, there was no established public trading market for the issuer's Common Stock. As of December 31, 2005, there were 266,894,278 shares of Common Stock issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

                           COATES INTERNATIONAL, LTD.

                                    CONTENTS

PART I                                                                      Page
     Item 1.  Business                                                        2
     Item 2.  Properties                                                     10
     Item 3.  Legal Procedures                                               10
     Item 4.  Submission of Matters to a Vote of Security Holders            10

PART II
     Item 5.  Market for Registrant's Common Equity and Related
                   Shareholder Matters                                       10
     Item 6.  Management's Discussion and Analysis of Financial Condition    11
                   and Results of Operations
     Item 7.  Financial Statements and Supplementary Data                    14
     Item 8.  Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                  15
     Item 8A.  Controls and Procedures                                       15

PART III
     Item  9.  Directors and Executive Officers of the Registrant            15
     Item  10.  Executive Compensation                                       17
     Item  11.  Security Ownership of Certain Beneficial Owners and
                     Management                                              18
     Item  12.  Certain Relationships and Related Transactions               18
     Item  13.  Exhibits                                                     19
     Item  14.  Principal Accountant Fees and Services.                      20

Signatures                                                                   21
Certification                                                                35
Certification Pursuant to 18 U.S.C. Section1350                              36

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

      Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by Gregory Coates and from several entities for prototype models and licensing fees. The Company has never been profitable and has incurred substantial losses from operations of $894,963 and $1,257,576 for the years ended December 31, 2005 and 2004, respectively. The Company expects that losses from operations may continue through 2006 and the Company anticipates that it may require additional financing in 2006, which may not be readily available.

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

      CIL has completed the development of the Coates Spherical Rotary Valve engine (the "CSRV" engine), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. We are now engaged in adapting our technology to various combustion engine applications in connection with existing licensing arrangements.

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

      CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype 855 cubic inch engine for WWE was completed and is the testing model. The Company intends to deliver this third engine, which has been incorporated into a complete generator, during the second quarter of 2006.

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

Agreement with McLean, England and Associates, LLC

      The Company entered into a license arrangement with McLean, England and Associates, LLC ("McLean") in 2002, which provides for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid non-refundable deposits aggregating $565,000 towards the license fee. The entire amount of $565,000 has been recognized in the balance sheet at December 31, 2005 as a non-current liability. Upon fulfillment of the remaining obligations under this agreement this amount will be recognized as income.

      The licensing agreement has been amended to provide McLean the opportunity to complete the prototype for the diesel fuel engine at their own cost and effort. To date, McLean has been unable to fulfill their obligation to complete this engine. Negotiations are underway to resolve all issues.

Competition

      Company management believes that our Coates Generator Engine, developed over the last four years pursuant to its agreements with Well to Wire Energy, Inc., and our two truck engine prototypes, utilizing Coates spherical rotary valves, will provide material and substantial enhanced efficiencies in power generation and longevity because of the Coates SRV Engine's replacement of the standard poppet valve and its assortment of moving parts with a twin spherical valve. Conjunctively, the patented intake and exhaust ports constructed in this spherical rotary valve as well as the proprietary engineering of the Coates SRV Engine's seals will produce higher fuel economies. Based upon these and other proprietary innovations and enhancements of the Coates spherical rotary valve, we believe that the Coates Generator Engine will outperform all other comparable natural gas fueled electric generator engines currently utilized in the energy conversion market, and; that our two prototype truck engines, one gasoline and the other diesel fueled, will outperform comparable truck engines.

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

Patents and Licenses

         In 1982, George J. Coates obtained a patent from the Republic of Ireland for the Mark I version of the Coates spherical rotary valve SRV Engine for use in piston driven internal combustion engines. In 1986, George J. Coates immigrated to the United States where he commenced development of the Mark II version and subsequently the Mark III version of his spherical rotary valve SRV Engine. Between 1990 and 1994, George J. Coates was issued seven United States patents (the Coates Patents) with respect to various aspects of the Coates SRV Engines including the Mark II and Mark III version. The Coates Patents are as follows:

                                        Date              Date
US Patent No                       Application Filed   Of Patent
4,989,576 (Mark I)                 July 26,1982        February 5,1991
4,953,527 (Mark II)                November 14,1998    September 4,1990
4,989,558 (Mark II)                September 14,1998   February 5, 1991
4,944,261 (Mark IIB)               October 16,1989     July 31,1990
4,976,232 (Valve Seal)             December 6,1989     December 11,1990
5,109,814 (Spherical Valve)        May 10,1991         May 5,1992
5,361,739 (Mark III)               May 12,1993         November 8,1994
5,048,979 (Self-Adjusting
             Bearing Assembly)     June 13, 1990       September 17, 1991
5,601,405 (Valve Apparatus
             for Steam Turbines)   August 14, 1995     February 11, 1997
6,008,710 (Magnetic Inductor
              Water Conditioner)   May 17, 1999        December 28, 1999
6,308,676B1 (Cooling System
  for Rotary Valve Engine)         September 8, 2000   October 30, 2001
6,293,098B1 (Methods &
  Apparatus for Joining
   Pressurized Exhaust
   Manifold Sections)              August 29, 2000     September 25, 2001

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

      In addition, George J. Coates and Gregory Coates have executed an agreement granting us the right to retain any monies including royalties received from Nicholson McLaren or from Noble Motor Sport (manufacturer of Ascari racing cars) for manufacture, sale, use or assembly of internal combustion engines anywhere in the world using the technology falling within the scope of the Coates Patents. In 1996, George J. Coates and Gregory Coates entered into a license agreement with Nicholson McLaren, headquartered in England. As part of its obligations under this agreement, we researched, developed and delivered two high performances, Coates SRV 351 Dyno racing car engines utilizing the Coates spherical rotary valve assembly and was paid an aggregate of 50,000 British pounds. Although we have concentrated our efforts in completing the research and development of our three prototype Coates Generator Engines pursuant to our agreements with Well to Wire Energy, Inc. during the past several years, we intend to continue our development efforts with Nicholson McLaren during fiscal year 2003.

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

Employees

At December 31, 2005, CIL employed six (6) employees, including George J. Coates and his son Gregory Coates who perform management, assembly and research and development functions, and; Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. The financial controller and bookkeeper for the Company is Ms. Shirley Naidel.

Subcontract Labor

We subcontract for certain labor services, parts and materials from, Coates Precision Engineering, Inc., a corporation owned by George J. Coates, which during the years ended December 31, 2005 and 2004, the Company paid $84,058 and $46,112, respectively.

ITEM 2: DESCRIPTION OF PROPERTY

      Our executive offices and testing facility are located in an approximately 25,000 square foot one and one-half story building of concrete and steel construction in a 6 acre site in Wall Township, New Jersey. We acquired this property from the George J. Coates 1991 Family Partnership, L.P in 1995. At the end of November 2005, the Company entered into a sale/leaseback arrangement of this property Pursuant to generally accepted accounting principles this transactions is to be accounted for under the finance method because the Company has a continuing interest in the property represented by an option to repurchase the property at any time during the first three years of the agreement for $5,200,000.

      The new lease agreement with the purchaser, which is being accounted for on the finance method, provides for monthly payments of $32,500 over a six year period. Under the finance method, these payments are to be accounted for as interest expense at the implicit annual interest rate of 10.06%. In addition, the land, building and building improvements will continue to be carried at cost and depreciated. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance.

In our development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition, reasonable wear and tear excepted.

ITEM 3: LEGAL PROCEEDINGS

The Company, its officers and directors and other related and unrelated parties have been named as defendants in a lawsuit brought in the Superior Court of New Jersey, Law Division, Ocean County, by a local New Jersey attorney, as a pro se plaintiff and captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al, based upon plaintiff's contention that he is the assignee of 1107. The Preliminary Agreement provided that the $500,000 deposit of 1107 would convert to the stock of the Company if 1107 did not make the next payment required by the Preliminary Agreement. 1107 did not make the next payment; therefore, the deposit converted into shares of the Company's restricted common stock. Company management deems this lawsuit without merit and intends to vigorously defend this action and to seek from the plaintiff payment of its legal fees and costs. The Company is not a party to any other litigation.

In July 2004, the Company agreed to settle its claim against an accounting firm for $225,000. In connection therewith, the Company and its attorneys agreed to evenly divide the settlement proceeds to satisfy the expenses and legal fees owed to the attorneys pertaining to this litigation. In addition, its attorneys also waived $260,336 of its legal fees. The Company realized net proceeds in the amount of $107,500.

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

PART II

ITEM 5:     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS

There is no established public trading market for our only outstanding class of capital stock, our Common Stock. At December 31, 2005 the approximate number of holders of record of the Common Stock was 1,183. We have not paid any dividends with respect to our Common Stock and anticipated capital requirements make it highly unlikely that we will pay any dividends in the year 2006 or in the foreseeable future.

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

      In 2005, the Company issued 1,000,000 shares of its common stock to George
J. Coates in exchange for a new technology license agreement granting the Company the non-exclusive rights to make, use, sell and have made in all of the countries and their territories and possessions, comprising North American, Central America and South America, three licensed products patented by George J. Coates. These products consist of a self-adjusting bearing assembly, an improved valve seal (pressure regulated) and a cooling system for the rotary valve engine. The term of this license agreement will expire upon the last patent to expire on these products. The Company is also responsible for all costs associated with maintaining the underlying patent rights in the licensed territory. Also, in 2005, the Company issued a total of 35,000 shares of its common stock to two accredited investors at a price of $5.00 per share. In 2004 the Company issued a total of 267,286 shares of its common stock to seven accredited investors for a total of $815,000 in cash at the following prices per share: 200,000 shares at $2.50 per share, 14,286 shares at $3.50 per share and 53,000 shares at $5.00 per share.

SELECTED FINANCIAL DATA

The selected financial information presented under the captions "Balance Sheets" and "Statements of Operations" as of and for the years ended December 31, 2005 and 2004 is derived from the Company's financial statements and should be read in conjunction therewith.

Balance Sheets
                                           December 31,
                           December 31,       2004
                                2005       (Restated)
                           -----------    -----------
Total assets               $ 4,305,917    $ 2,321,329
Current liabilities            807,324        738,898
Long-term liabilities        4,816,607      1,803,412
Working capital              1,721,743       (268,404)
Shareholders' impairment   $(1,318,014)   $  (220,981)

Statements of Operations
                                             For The Year Ended December 31,

                                                               2004
                                              2005          (Restated)
                                         -------------    -------------
Total revenues                           $        -0-     $        -0-
Operating income (loss)                      (894,963)      (1,257,576)
Loss before provision (benefit)
 for incomes taxes                         (1,260,916)        (981,674)
Net loss                                   (1,272,033)        (763,325)
Net loss per common share                $      (0.00)    $      (0.00)
Number of shares used in computing
per share data                             265,996,673      265,269,092

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

Background

Coates International Ltd. ("We", "our", "us", "CIL" or the "Company") is a Delaware corporation organized in October 1991 by George J. Coates as the successor in interest to a Delaware corporation of the same name incorporated in August 1988.

CIL has completed the development of the Coates Spherical Rotary Valve engine (the "CSRV" engine), the development of which was initiated by its founder, George J. Coates, for use in internal combustion engines of all types. We are now engaged in adapting our technology to various combustion engine applications in connection with existing licensing arrangements.

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

CIL has completed the construction and delivery of the first two prototypes and the basic construction of the third prototype, representing the production version of the Coates Generator Engine. The first two prototype Coates Generator Engines were delivered to Well to Wire Energy, Inc. in December, 2000 and April, 2001, respectively. The third prototype 855 cubic inch engine for WWE was completed and is the testing model. The Company intends to deliver this third engine, which has been incorporated into a complete generator, during the second quarter of 2006.

Agreement with McLean, England and Associates, LLC

The Company entered into a license arrangement with McLean, England and Associates, LLC ("McLean") in 2002, which provides for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid non-refundable deposits aggregating $565,000 towards the license fee. The entire amount of $565,000 has been recognized in the balance sheet at December 31, 2005 as a non-current liability. Upon fulfillment of the remaining obligations under this agreement this amount will be recognized as income.

The licensing agreement has been amended to provide McLean the opportunity to complete the prototype for the diesel fuel engine at their own cost and effort. To date, McLean has been unable to fulfill their obligation to complete this engine. Negotiations are underway to resolve all issues.

Results of Operations for the Years Ended December 31, 2005 and December 31,
2004

The Company did not earn any revenues during 2005 and 2004. The Company's principal business activities and efforts during 2005 and 2004 were devoted to
(i) the completion of the research, development, construction and testing of the prototype engines for WWE, and; (ii) successfully securing additional working capital through the sale and leaseback financing of its principal offices, warehouse and manufacturing facility.

Total operating expenses for the years ended December 31, 2005 and 2004 were $894,963 and $1,257,576, respectively, representing a decrease of approximately 28.9%, which was primarily attributable to the Company's lack of available funds during most of 2005 to finalize testing for the functionality, design and components through the final phases of the prototype engines and the Company's focus on reducing general and administrative expenses. Approximately $380,000 and $391,000 for the years ended December 31, 2005 and 2004, respectively, represented labor charges. Research and development expenses decreased primarily as a result of a lower level of purchases of parts and supplies. General and administrative expenses decreased from $1,032,529 in 2004 to $819,915 in 2005. This $212,614, or 20.6% decrease primarily resulted from the Company's efforts to preserve its working capital by reducing such expenditures.

The loss from operations of $894,963 for the year ended December 31, 2005 decreased from $1,257,576 in 2004. During 2005, the Company's activities were adversely affected by inadequate working capital.

Other (Expense) Income decreased to a net expense in 2005 of ($365,953) from net other income of $275,902 in 2004. This resulted from (i)gains in 2004 of $225,000 and $260,336 from a one-time settlement of litigation and one-time settlement of legal fees, partially offset by a gain of $47,000 from the sale of a portion of the Company's investment in Coates Motorcycle (ii) an increase in the Company's equity share of the losses from its investment in Coates Motorcycle from ($101,856)in 2004 to ($260,344)in 2005 and (iii) a higher level of interest expense due to the financing at the end of November 2005, of its principal offices, warehouse and manufacturing facility.

The Company provided for state income taxes in 2005 in the amount of ($11,117) as compared with a state income tax benefit realized in 2004 of $218,349. This resulted from the requirement to recognize a taxable gain for income tax purposes on the sale/leaseback of the Company's principal offices, warehouse and manufacturing facility in 2005. No federal income tax resulted from this gain on sale as there were sufficient net operating loss carryforwards to offset this gain. However, as the Company had previously sold all of its state income tax net operating loss carryforwards, no such offset was available for state income tax purposes.

The net result for the year was a loss of ($1,272,033) or $0.00 per share, as compared to a net loss of ($763,325) or $0.00 per share for 2004.

Liquidity and Capital Resources

In 2005, the Company issued a total of 35,000 shares of its common stock to two accredited investors at a price of $5.00 per share and realized cash proceeds of $175,000 which is being used for working capital purposes. During 2004, the Company received subscription proceeds of $815,000 in cash from 7 accredited investors from the issuance of 267,286, restricted common shares, concluding our private placement. We had positive working capital of $1,721,743 as of December 31, 2005, compared with negative working capital of ($268,404) at December 31, 2004. This substantial improvement was primarily the result of the successful sale/leaseback of the Company's principal offices, warehouse and manufacturing facility in 2005. This transaction is being treated as a financing transaction for accounting purposes. The Company realized net proceeds from this transaction of $3,876,607 which was partially used to repay the $868,182 remaining balance of a mortgage loan bearing interest at a 13.99% annual rate and the balance of the proceeds will be utilized for working capital purposes. Under this method of accounting, the monthly rent payments under the lease of $32,500 are treated as interest expense translating into an effective annual interest rate of 10.06%. Current liabilities are primarily composed of approximately $486,000 of legal fees due one law firm for its representation of our Company in litigation over the past several years, income taxes payable of $127,000 and due to related parties of $138,000.

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

         At December 31, 2005 the executive officers and directors of CIL were as follows:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------

      The Company knows of no person, who, at any time during the fiscal year ended December 31, 2005 to the date hereof, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d), the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

ITEM 10: EXECUTIVE COMPENSATION.

      None of our executive officers has an employment contract. With respect to each of calendar years 2002, 2003 and 2005, no executive officer had compensation paid or accrued in excess of $100,000 for any such year except for George J. Coates, our Chief Executive Officer, whose compensation was as follows:

SUMMARY COMPENSATION TABLE

      Name                 Position                    Year            Salary
      ----                 ---------                  -----           --------
George J. Coates    President, Chief Executive
                    Officer and Chief Financial
                    Officer                           2005            $183,549
                                                      2004            $186,948
                                                      2003            $183,549

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT PRINCIPAL SHAREHOLDERS

      The following table sets forth as of December 31, 2005 the ownership of CIL Common Stock by (i) each person known by CIL to be beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director and executive officer of CIL who owned shares, and (iii) all directors and executive officers as a group.

Title             Name and Address of        Amount and Nature of     Percent
of Class          Beneficial Owner           Beneficial Ownership     of Class
----------        ----------------------     --------------------     --------
Common Stock      George J. Coates*          208,252,760 shares(1)     78.03%
                  Gregory Coates*             14,062,520 shares         5.27%
                  Richard Evans                  660,000 shares          .25%
                  Michael J. Suchar*             241,600 shares(2)       .09%

                  All directors and
                  executive officers
                  as a Group (3 persons)     223,216,880 shares        83.63%

*c/o CIL, Highway #34 & Ridgewood Road, Wall Township, New Jersey 07719

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse, Bernadette Coates, beneficial ownership of which is disclaimed by George J. Coates. (2) Includes 20,000 shares owned by Mr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company subcontracts its project expense from Coates Precision Engineering, of which George J. Coates is the sole shareholder. During the years ended December 31, 2005 and 2004, the Company paid $84,058 and $46,112, respectively, for these services.

      On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd ("Coates Motorcycle"). Prior to the agreement, Gregory Coates, an officer of the Company, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. During 2005, the Company sold 9,400 shares of Coates Motorcycle for $5.00 per share and realized a gain of $47,000 on the sale.


ITEM 13; EXHIBITS

Exhibit No.    Description of Exhibit
-----------    ----------------------
3.1*           CIL's Restated Certificate of Incorporation
3.1(i)+        Certificate of Amendment to Certificate of Incorporation  filed with the Secretary of State, State of Delaware on May
               22, 2000.
3.1(ii)+       Certificate  of Amendment to  Certificate of  Incorporation  filed with the Secretary of State,  State of Delaware on
               August 31, 2001.
3.2*           CIL's By-Laws
4.1*           Form of Certificate for CIL's Series A Non-Cumulative Convertible Preferred Stock
10.1*          Deed dated February 21, 1995 transferring title to CIL's Principal Facility at Route 34
10.2*          Assumption and Indemnification Agreement dated February 21, 1995 between the partnership and CIL.
10.3*          License  Agreement  dated December 22, 1997 between George J. Coates and CIL.  George J. Coates and CIL and First and
               Second Amendments thereto dated July 17, 1995.

Exhibit No.    Description of Exhibit
-----------    ----------------------
10.4*          Third Amendment  dated  September 21, 1995 to License  Agreement dated February 17, 1995 between George J. Coates and
               CIL.
10.5*          License  Agreement dated February 22, 1993 between Gregory Coates and CIL and First Amendment  thereto dated July 17,
               1995.
10.6+          License Agreement, Dated September 29, 1999, with Well to Wire Energy, Inc.
10.7+          Amendment No. 1 to License Agreement, Dated April 6, 2000.
10.8+          Amendment No. 2 to License Agreement, Dated July 21, 2000.
10.9+          License Agreement, dated April 19, 1996, by and between the Company and Nicholson McLaren Engines, Ltd.
10.10x         License  Agreement,  dated April 12,  2002,  by and  between  Coates  International,  Ltd.  and  McLean,  England and
               Associates,LLC.
10.11#         Sublicense  Agreement,  dated April 30,2003, by and between Coates  International,  Ltd., as Sublicensor,  and Coates
               Motorcycle Company, Ltd., as Sublicensee.
10.12#         License  Agreement,  dated April 30, 2003, by and between  George J. Coates,  Gregory G. Coates and the Coates Trust,
               collectively as Licensor, and Coates Motorcycle Company, Ltd., as Licensee.
10.13&         Amendment  No. 1 to  Sublicense  Agreement,  dated  March 5, 2004,  by and between  Coates  International,  Ltd.,  as
               Sublicensor, and Coates Motorcycle Company, Ltd., as Sublicensee.
10.14&         Amendment No. 1 to License  Agreement,  dated March 5, 2004, by and between  George J. Coates,  Gregory G, Coates and the Coates Trust, collectively as Licensor, and Coates Motorcycle Company, Ltd., as Licemsee.
10.15&         Amendment to License Agreement, dated April 1, 2004, by and between Coates International,  Ltd. and George J. Coates, as Licensor, and McLean, England and Associates, LLC, as Licensee.

________________________

* These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884:
+ These Exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003 from the Company's Registration Statement filed on Form 10-SB12G and amendments thereto with the Securities and Exchange Commission, File No. 000-33155.
x This License Agreement is hereby incorporated by reference herein from the Company's Form 8-K, filed with the Securities and Exchange Commission on or about April 16, 2002.
# These exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2003, from the Company's Form 10-QSB for the quarter ended June 30, 2003.
& These exhibits are hereby incorporated by reference into this Form 10-KSB for the fiscal year ended December 31, 2004.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2005.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $42,445 and $40,883 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004.

TAX FEES

      Rosenberg billed us in the aggregate amount of $2,194 and $1,820 for professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were S -0- and $ -0-, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB for the fiscal year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 11, 2006                    COATES INTERNATIONAL LTD.

                                        /s/ George J. Coates
                                        ----------------------------------------
                                        George J. Coates, President
                                        Chief Executive Officer and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                     DATE
-----------------                 ---------                 ------------------


/s/ George J. Coates
---------------------------
George J. Coates                  Director, Chief           April 11, 2006
                                  Executive Officer,
                                  President, and
                                  Chief Financial Officer

 /s/ Richard W. Evans
---------------------------
Richard W. Evans                  Director                  April 11, 2006


 /s/ Michael J. Suchar
---------------------------
Michael J. Suchar                 Director                  April 11, 2006

                           Coates International, Ltd.

                              Financial Statements

                                December 31, 2005

                           Coates International, Ltd.
                        Index to the Financial Statements
                                December 31, 2005

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

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Coates International, Ltd.

We have audited the accompanying balance sheets of Coates International, Ltd. as of December 31, 2005 and 2004, and the related statements of operations, cash flows and stockholders' impairment for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in the notes to the financial statements, the Company's financial statements as of December 31, 2004 and for the year then ended have been restated.


Bridgewater, New Jersey
February 28, 2006

                           Coates International, Ltd.
                                 Balance Sheets

                                     Assets

                                                                                             2005             2004
                                                                                                           (Restated)
                                                                                          ------------    ------------
Current Assets
     Cash                                                                                 $  1,928,123    $    180,182
     Inventory                                                                                 409,300         290,312
       Prepaid expenses                                                                        191,644              --
                                                                                          ------------    ------------
        Total Current Assets                                                                 2,529,067         470,494

Investment in related party                                                                         --         260,344
Deferred offering costs                                                                         22,500              --
Property, plant and equipment, net of accumulated depreciation of $708,291 and $652,676      1,555,103
in 2005 and 2004, respectively (note 11)                                                     1,502,494
Due from related party                                                                              --          32,888
Security deposits (note 10)                                                                    197,500           2,500
Patents, net of accumulated amortization of $1,102 in 2005                                      54,356              --
                                                                                          ------------    ------------

        Total Assets                                                                         4,305,917       2,321,329
                                                                                          ============    ============

                    Liabilities and Stockholders' Impairment

Current Liabilities
      Accounts payable                                                                           1,289          39,819
      Accrued expenses                                                                         541,242         544,309
      Current portion of mortgage payable                                                           --           4,770
      Income taxes payable                                                                     127,156              --
      Due to related parties                                                                   137,637         150,000
                                                                                          ------------    ------------
        Total Current Liabilities                                                              807,324         738,898

License deposits                                                                               940,000         940,000

Mortgage payable, net of current portion                                                            --         863,412
Finance obligation (note 11)                                                                 3,876,607              --
                                                                                          ------------    ------------
        Total Liabilities                                                                    5,623,931       2,542,310
                                                                                          ------------    ------------

Commitments and Contingencies                                                                       --              --

Stockholders' Impairment
     Preferred stock, Series A, $.001 par value 14,000,000 shares authorized,
     no shares issued or outstanding                                                                --              --
     Common stock, $.0001 par value, 1,000,000,000 shares authorized,
       266,894,278 and 265,859,278 shares issued and outstanding in 2005
     and 2004, respectively                                                                     26,689          26,586
     Additional paid-in capital                                                             17,176,155      17,001,258
     Accumulated deficit                                                                   (18,520,858)    (17,248,825)
        Total Stockholders' Impairment                                                      (1,318,014)       (220,981)
                                                                                          ------------    ------------

        Total Liabilities and Stockholders' Impairment                                    $  4,305,917    $  2,321,329
                                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                            Statements of Operations

                                                         Year Ended December 31,
                                                          2005            2004
                                                                        (Restated)
                                                      -------------    -------------
Revenue                                               $          --    $          --
                                                      -------------    -------------

Operating Expenses:
      Research and development costs                         18,290          112,949
      Research and development costs, related party              --           46,112
      General and administrative expenses                   819,915        1,032,529
      Depreciation                                           55,656           62,743
      Amortization                                            1,102            3,243
                                                      -------------    -------------
          Total Operating Expenses                          894,963        1,257,576
                                                      -------------    -------------

      Loss From Operations                                 (894,963)      (1,257,576)
                                                      -------------    -------------

Other Income (Expense):
      Equity loss in related party investment              (260,344)        (101,856)
      Gain on sale of investment in related party            47,000               --
      Gain from legal settlement                                 --          225,000
      Gain from settlement of legal expenses                     --          260,336
      Interest income                                            --           17,610
      Interest expense                                     (152,609)        (125,188)
                                                      -------------    -------------
          Total Other (Expense) Income                     (365,953)         275,902
                                                      -------------    -------------

Loss Before Income Taxes                                 (1,260,916)        (981,674)

(Provision) Benefit from Income Taxes , net                 (11,117)         218,349
                                                      -------------    -------------

Net Loss                                              $  (1,272,033)   $    (763,325)
                                                      =============    =============

Net Loss Per Share, basic and diluted                 $       (0.00)   $       (0.00)
                                                      -------------    -------------

Weighted Average Number of Shares                       265,996,673      265,269,092
                                                      =============    =============

   The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                     Statements of Stockholders' Impairment
                                   (Restated)

                                                               Common Stock             Additional
                                                         ---------------------------      Paid in     Accumulated     Shareholders'
                                                           Shares          Amount         Capital        Deficit        Impairment
                                                         ------------   ------------   ------------    ------------    ------------
Balance, January 1, 2004, as previously reported          265,591,992   $      2,655   $ 16,210,189    $(16,485,500)   $   (272,656)

     Restatement for correction of error                           --         23,904        (23,904)             --              --
                                                         ------------   ------------   ------------    ------------    ------------

Balance, January 1, 2004, restated                        265,591,992         26,559     16,186,285     (16,485,500)       (272,656)

   Issuance of common stock for cash                          267,286             27        814,973              --         815,000

   Net loss for the year                                           --             --             --        (763,325)       (763,325)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2004                                265,859,278         26,586     17,001,258     (17,248,825)       (220,981)

   Issuance of common stock  for license agreement          1,000,000            100           (100)             --              --

   Issuance of common stock  for cash                          29,000              2        144,998              --         145,000

   Issuance of common stock  in settlement of accounts
      payable and accrued interest                              6,000              1         29,999              --          30,000
   Net loss for the year                                           --             --             --      (1,272,033)     (1,272,033)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2005                                266,894,278   $     26,689   $ 17,176,155    $(18,520,858)   $ (1,318,014)
                                                         ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                      Consolidated Statements of Cash Flows

                                                             Year Ended December 31,
                                                               2005            2004
                                                             -----------    -----------
Cash Flows From Operating Activities:

Net Loss                                                     $(1,272,033)   $  (763,325)
     Adjustments to Reconcile Net Loss to Net Cash Used in
     Operating Activities -
        Depreciation                                              55,656         62,743
        Amortization                                               1,102          3,243
        Write off obsolete inventory                                  --         12,394
        Gain on sale of investment in related party              (47,000)       (17,322)
            Equity losses from investment in related party       260,344        101,856

Changes in Operating Assets and Liabilities -                         --
     Inventory                                                   (86,100)            --
     Prepaid expenses                                           (191,644)            --
    Accounts payable                                              (8,530)        16,023
    Accrued expenses                                               9,009       (289,258)
     Accrued interest                                            (12,076)            --
     Income taxes payable                                        127,156             --
                                                             -----------    -----------
Net Cash (Used in) Operating Activities                       (1,164,116)      (873,646)
                                                             -----------    -----------

Cash Flows From Investing Activities:
     Acquisition of property, plant and equipment                 (3,047)            --
     Proceeds from sale of investment - related party             47,000             --
     Security deposit on leased property                        (195,000)            --
     Outlays for patents                                         (55,458)            --
                                                             -----------    -----------
Net Cash Used in Investing Activities                           (206,505)            --
                                                             -----------    -----------

Cash Flows From Financing Activities:
       Cash received from finance obligation (note 11)         3,876,607             --
       Deferred offering costs paid                              (22,500)            --
      Proceeds from issuance of stock                            145,000        815,000
       Proceeds of loan from related party                       200,437             --
       Repayment of loan from related party                     (212,800)      (313,164)
      Repayment of mortgage (note 11)                           (868,182)        (2,962)
                                                             -----------    -----------
Net Cash Provided by Financing Activities                      3,118,562        498,874
                                                             -----------    -----------

     Net Increase (Decrease) in Cash                           1,747,941       (374,772)
     Cash - Beginning of Period                                  180,182        554,954
                                                             -----------    -----------
     Cash - End of Period                                    $ 1,928,123    $   180,182
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

      Coates International, Ltd. (the "Company") is a Delaware corporation organized in October 1991 by its President and majority stockholder George
      J. Coates ("GJC") as the successor in interest to a Delaware corporation, of the same name incorporated in August 1988. The Company's operations are principally dependent upon successful commercial applications of it proprietary internal combustion engine, which has been designed around its patented Coates Spherical Rotary Valve system ("CSRV"). These internal combustion engines have numerous applications, including high performance industrial, automotive and marine racing engines as well as all other applications for internal combustion engines. The Company intends to manufacture and sell such engines. It has also entered into sublicense agreements with engine manufacturers or retrofitters and intends to enter into further such sublicense agreements in the future.

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

      In the event that facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability is performed. Should such evaluation indicate that there has been an impairment of one or more long-lived assets, the cost basis of such assets would be adjusted accordingly at that time.

Loss per Share

      In accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," Loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period.

Revenue Recognition

      The Company has not generated revenue from the sales of engines. Revenue from the granting of sub-licenses is recognized when earned, generally commencing upon utilization by the licensee over the period of time that the sub-license has been granted (i.e. upon expiration of the Company's patent protection period which expires at the earliest in 2007), using the straight-line method. Revenue from research and development activities is recognized when earned provided that financial risk has been transferred from the Company to its customer.

Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising expense was $20,757 and $25,001 for the years ended December 31, 2005 and 2004, respectively.

Research and Development

      Research and development costs are charged to operations as incurred.

Income Taxes

      In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. The benefit from federal income tax net operating losses incurred in the current and prior years has been offset by a valuation allowance against the related deferred tax asset. The income tax benefit from sales of unutilized state tax net operating losses to third parties is recognized in the period of sale.

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

2. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash and cash equivalents for purposes of the statements of cash flows is comprised of cash and short-term, highly liquid investments with a maturity of three months or less.

      Cash payments for interest expense totaled $152,609 for the year ended December 31, 2005 and $125,188 for the year ended December 31, 2004.

      There were no cash payments for income taxes during the years ended December 31, 2005 and 2004.

      During 2005, the Company issued 1,000,000 shares of its common stock to acquire a patent license from a related party.

      During 2005, the Company issued 6,000 common shares in payment of accounts payable and accrued interest totaling $30,000.

3. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

5. CONTINGENCIES

      The Company has entered into a research and development agreement with Well to Wire, Inc. (the "R&D Agreement"). The R&D Agreement requires the payment of $5,000,000 to the Company for research, development and delivery of three prototype Coates Generator Engines which revenue will be recognized by the Company as received since the financial risk has been transferred from the Company to its customer. The Company has received payments to date, of $1,200,000 under this agreement. The $3,800,000 balance is not payable until the Company completes testing and delivery of the last of three prototype engines. The Company expects to complete such testing and delivery during the first half of 2006. The performance period during which the Company is required to conduct such activities has been extended from time to time by mutual agreement.

6. INVENTORY

      Inventory at December 31, consists of the following:

                                             2005                2004
                                        ----------------    ----------------
       Raw Materials                    $      186,918      $      102,860
       Work in Process                         222,382             187,452
                                        ---------------     --------------
                   Total                $      409,300      $      290,312
                                        ===============     ==============

7. PREPAID EXPENSES

      Prepaid expense consists of payments made in advance pursuant to a lease agreement covering the Company's principal offices, warehouse and manufacturing facility.

8. LICENSE DEPOSITS

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

      Recognition of revenue attributable to the above license payments has been deferred until such time as all conditions have been satisfied and the benefits of the license can be realized by the licensee Thereafter, such

8. LICENSE DEPOSITS (Continued)

      revenue will be recognized over the term of the Company's various patent registrations which expire at various times during the period from 2007 through 2020.

9. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

                                                 2005                 2004
                                            ----------------     ---------------
             Land                           $    920,550         $    920,550
             Building                             579,450              579,450
             Building improvements                219,371              219,371
          Machinery and equipment                 452,119              449,113
          Furniture and fixtures                    39,295               39,295
                                            ---------------      --------------
                                               2,210,785             2,207,779
         Less:  Accumulated depreciation         (708,291)            (652,676)
                                            ---------------      --------------

                  Total                     $  1,502,494         $  1,555,103
                                            ==============       ============

      Depreciation expense amounted to $55,656 and $62,743 for the years ended December 31, 2005 and 2004, respectively.

10. SECURITY DEPOSITS

      Security deposits primarily consist of a deposit on the Company's principal offices, warehouse and manufacturing facility pursuant to a lease agreement.

11. SALE/LEASEBACK OF LAND AND BUILDING

      At the end of November 2005, the Company entered into a sale/leaseback arrangement of the property which houses its principal offices, warehouse and manufacturing facilities. Pursuant to generally accepted accounting principles this transactions is to be accounted for under the finance method because the Company has a continuing interest in the property represented by an option to repurchase the property at any time during the first three years of the agreement for $5,200,000. The Company realized net proceeds from this transaction of $3,876,607 which was partially used to repay the $868,182 remaining balance of a mortgage loan bearing interest at a 13.99% annual rate and the balance of the proceeds will be utilized for working capital purposes. The monthly rental payments provided for by the lease agreement are being accounted for as interest expense, which amounted to $35,750 in the accompanying statement of operations for the year ended December 31, 2005.

      Had this transaction qualified for sale reporting, the Company would have realized a net gain of $2,411,579. This gain will be recognized upon expiration or exercise of the option to repurchase. The new lease agreement with the purchaser, which is being accounted for on the finance method, provides for monthly payments of $32,500 over a six year period. Under the finance method, these payments are to be accounted for as interest expense at the implicit annual interest rate of 10.06%. In addition, the land, building and building improvements will continue to be carried at cost and depreciated. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance. Minimum payments under the lease agreement, which are being charged to interest expense, are as follows:

11. SALE/LEASEBACK OF LAND AND BUILDING (Continued)

          Year Ending December 31,                      Amount
          ------------------------                      ------

                           2006                         $390,000
                           2007                           390,000
                           2008                           390,000
                           2009                           390,000
                           2010                           390,000
                           Thereafter                     357,500

12. PATENTS

      In 2005, the Company changed it accounting policy for costs incurred in connection with registering new patent protection of patent technology it licenses from George J. Coates, President and controlling stockholder. In prior years, such costs were charged to expense in the year incurred. Effective with the year ended December 31, 2005, patent fees such as legal cost for registration, legal fees, if any, from the costs incurred in successful defense to the extent of an evident increase in the value of the patents and models and drawings required for registration are stated at cost less accumulated amortization which is calculated on a straight-line basis over the remaining useful lives of the assets, estimated by management to average 20 years. At December 31, the cost of such patent expenses, net of accumulated amortization amounted to $54,356.

13. ACCRUED EXPENSES

     Accrued expenses at December 31 are comprised of the following:

                                                    2005              2004
                                               ----------------  ---------------
      Legal fees                               $      519,345    $      483,297
      General and administrative expenses               21,896           48,936
                                               ---------------   --------------
          Interest expense                                -0-            12,076
                                               ---------------   --------------
                    Total                      $      541,241    $      544,309
                                               ===============   ==============

14. SALE OF COMMON STOCK

      In 2005, the Company issued 1,000,000 shares of its common stock to George
      J. Coates in exchange for a new technology license agreement granting the Company the non-exclusive rights to make, use, sell and have made in all of the countries and their territories and possessions, comprising North American, Central America and South America, three licensed products patented by George J. Coates. These products consist of a self-adjusting bearing assembly, an improved valve seal (pressure regulated) and a cooling system for the rotary valve engine. The term of this license agreement will expire upon the last patent to expire on these products. The Company is also responsible for all costs associated with maintaining the underlying patent rights in the licensed territory. Also, in 2005, the Company issued a total of 35,000 shares of its common stock to two accredited investors at a price of $5.00 per share. In 2004 the Company issued a total of 267,286 shares of its common stock to seven accredited investors for a total of $815,000 in cash at the following prices per share: 200,000 shares at $2.50 per share, 14,286 shares at $3.50 per share and 53,000 shares at $5.00 per share.

15. INCOME TAXES

      The current income tax (provision) benefit is comprised of the following:

         Federal                           2005                2004
                                      ---------------     ----------------

         Federal                      $      -            $      -
                                      ---------------     ----------------

         State                        $    (11,117)       $      218,349
                                      ---------------     ----------------

      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 2005 and 2004, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its New Jersey State income

15. INCOME TAXES (Continued)

      tax net operating loss carryforwards from for the 2004 and 2003 tax years. As a result, the Company realized a current tax benefit of $116,039 and $218,348, for the years ended December 31, 2005 and 2004, respectively.

      The Company's total deferred tax asset and valuation allowance are as follows at December 31:

                                               2005               2004
                                         ------------------ -----------------
         Total deferred tax assets       $   5,097,713      $   4,098,789
         Less valuation allowance            (5,097,713)        (4,098,789)
                                         ---------------    ---------------
         Net deferred tax assets         $      -           $      -
                                         ===============    ===============

      The differences between income tax benefit (provision) in the financial statements and the tax benefit (provision) computed at the U.S. Federal statutory rate of 34% at December 31 are as follows:

                                                                                           2005              2004
                                                                                           ----              ----
              Federal Tax benefit at the statutory rate                                      34.0%          34.0%
              State income taxes, net of federal benefit                                      (6.7)           5.9
              Sale of prior year state net operating loss carryforward,
              net of federal tax                                                                6.1            (22.2)
              Gain on sale of property deferred for financial reporting purposes             (65.0)             --
              Equity in loss of unconsolidated subsidiary not deductible                      (7.0)             --
              Utilization of Federal net operating loss carryforward                         37.7               --
              Valuation Allowance                                                              --            (39.9)
                                                                                        ------------     -------------
                 Effective Tax Rate                                                            0.9%         (22.2)%
                                                                                        ============     =============

      At December 31, 2005, the Company had available approximately $14,993,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, which expire between December 31, 2008 and 2023. There are no available net operating loss carryforwards available for state income tax purposes.

16. RELATED PARTY TRANSACTIONS

      The Company subcontracts its project expense from Coates Precision Engineering, of which George J. Coates is the sole shareholder. During the years ended December 31, 2005 and 2004, the Company paid $84,058 and $46,112, respectively, for these services.

      On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd ("Coates Motorcycle"). Prior to the agreement, Gregory Coates, an officer of the Company, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. During 2005, the Company sold 9,400 shares of Coates Motorcycle for $5.00 per share and realized a gain of $47,000 on the sale.

      The Company's investment in Coates Motorcycle is valued at $-0-, because that was the cost basis of the assets and the license agreement exchanged for those shares. This investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of undistributed earnings and losses.

     Summarized information for Coates Motorcycle is as follows:

                                               Year Ended December 31,
                                              2005                2004
                                              ----                ----
      Revenue                        $             -     $             -
          Operating expenses                 1,087,331             344,249
          Net loss                          (1,083,292)          (340,705)

                                                 As of December 31,
                                              2005                2004
                                              ----                ----

      Current assets                 $         209,216   $            27,711
          Total assets                         759,159              383,384
          Current liabilities                 (438,821)            (219,925)
          Total liabilities                (1,030,020)             (224,425)
          Stockholders' impairment            (272,861)            (158,959)

      The Company also made loans to Coates Motorcycle from time to time to provide working capital for the development and testing of motorcycle engines which incorporate the Company's technologies. As of December 31, 2004, the total outstanding balance of these loans, including accrued interest thereon, was $362,200 and was converted into 362,200 shares of Preferred Series A Stock of Coates Motorcycle. The Company has accounted for its equity in the common stock and ownership of Preferred Stock of Coates Motorcycle in accordance with Emerging Issues Task Force (EITF") Issue No. 98-13 "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee." The Company's equity investment in the common stock of Coates Motorcycle is $-0- as of December 31, 2005 and 2004. The EITF requires that additional equity in the losses of Coates Motorcycle be recorded until the Company's investment in the preferred stock of Coates Motorcycle has been reduced to $-0-.

      During the year ended December 31, 2005, the Company received $76,911 from Coates Motorcycle as partial reimbursement for various overhead expenses, incurred on its behalf.

      George J. Coates and Bernadette Coates, George's wife have made loans to the Company at various times to provide working capital. The net outstanding balance was $137,637 and $-0- at December 31, 2005 and 2004, respectively. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon cash availability. It is the intention of Mr. George J. Coates and Mrs. Bernadette Coates to assist the Company with its working capital requirements in the form of loans as needed in the future even, though they are not legally obligated to do so.

17. EQUITY METHOD LOSSES AND IMPAIRMENT OF INVESTMENT IN RELATED PARTY

      Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. Accordingly, during the years ended December 31, 2005 and 2004, the Company recorded losses from its investment in Coates Motorcycle in the amount of $260,344 and $101,856, respectively.

      The Company computed its share of the losses in accordance with EITF 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," where the percent ownership was based on the assumed conversion of the Preferred Series A Stock held by the Company.

18. SETTLEMENT OF LITIGATION

      In July 2004, the Company agreed to settle its claim against an accounting firm for $225,000. In connection therewith, the Company and its attorneys agreed to evenly divide the settlement proceeds to satisfy the expenses and legal fees owed to the attorneys pertaining to this litigation. In addition, its attorneys also waived $260,336 of its legal fees. The Company realized net proceeds in the amount of $107,500.

19. NEW ACCOUNTING PRONOUNCEMENTS

      Management does not believe that any recently issued, but not yet effective, accounting standards would have a material effect on the accompanying financial statements if adopted currently.

20. RESTATEMENT

      The opening balances of common stock, par value and additional paid-in capital at January 1, 2004 have been restated in order to correct an error in the recorded amount of common stock, at par value. This restatement did not have any affect on the statement of operations or total stockholders' impairment.

      Also, the Company has determined that FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" as it relates to EITF 98-13 does not apply to it's investment in Coates Motorcycle as its preferred shares are not readily marketable securities as defined by FASB Statement 115.

      Therefore, the investment in related party has been reduced from $362,200 to $260,344 and the other comprehensive income component of stockholders' impairment has been reduced from $101,857 to $-0- in order to correct this error.

      The impact of these adjustments on the financial statements as originally reported is summarized below:

                                                  December 31, 2004
                                              As reported     As Restated
                                             ------------    ------------
Investment in related party                  $    362,200    $    260,344
    Total assets                                2,423,185       2,321,329
    Common stock, par value                        26,586
                                                                    2,658
    Additional paid in capital                 17,025,186      17,001,258
    Accumulated other comprehensive income        101,856             -0-
    Stockholders' impairment                     (119,125)       (220,981)
    Other comprehensive income                   (101,856)            -0-
    Net loss per share                                -0-             -0-