Form 10QSB
period 2006-03-31
COATES INTERNATIONAL LTD \DE\
filed 2006-05-15
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2006

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

                                                  Yes |X|  No |_|

As of March 31, 2006, there were 266,894,278 shares of the Registrant's common stock were issued and outstanding.

                           Coates International, Ltd.
                        Index to the Financial Statements
                                 March 31, 2006

                                                                                       Page
Financial Statements (Unaudited)

     Condensed Balance Sheet.........................................................    2

     Condensed Statements of Operations .............................................    3

     Condensed Statements of Cash Flows..............................................    4

     Notes to the Condensed Financial Statements.....................................    5

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  7-10

Item 3   Controls and Procedures                                                        10

PART II - OTHER INFORMATION                                                             11

Item 1.   LEGAL PROCEEDINGS                                                             11

Item 2.   CHANGES IN SECURITIES                                                         11

Item 3.   DEFAULTS ON SENIOR SECURITIES                                                 11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           11

Item 5.   OTHER INFORMATION                                                             11

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              11

SIGNATURES                                                                              12

                           Coates International, Ltd.
                             Condensed Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

Assets

   Cash                                                              $  1,516,212
   Inventory                                                              486,188
    Prepaid expenses                                                       76,658
                                                                     ------------
      Total Current Assets                                              2,079,058
Investment - related party                                                     --
Security Deposits                                                         197,500
Deferred offering costs                                                    47,685
Property, plant and equipment, net of accumulated
  depreciation of $720,423                                              1,490,362
Patents, net of accumulated amortization
  of $1,603                                                                60,549
                                                                     ------------
      Total Assets                                                   $  3,875,154
                                                                     ============
Liabilities and Stockholders' Deficit

Current Liabilities
   Accounts payable                                                  $      6,825
   Accrued expenses                                                       639,852
    Income Taxes Payable                                                  127,156
    Due to related parties                                                 92,337
                                                                     ------------
        Total Current Liabilities                                         866,170

   License deposits                                                       940,000
   Finance obligation                                                   3,876,607
                                                                     ------------
        Total Liabilities                                               5,682,777
                                                                     ------------
Stockholders' Deficit
Common stock, $.00001 par value, 1,000,000,000 shares authorized,
  266,894,278 shares issued and outstanding                                26,689
    Additional paid-in capital
                                                                       17,176,155
    Accumulated deficit                                               (19,010,467)
                                                                     ------------
       Stockholders' Deficit                                           (1,807,623)
                                                                     ------------
        Total Liabilities and Stockholders' Deficit                  $  3,875,154
                                                                     ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2006             2005
                                                -------------     -------------
Revenue                                         $          --     $          --
                                                -------------     -------------
Operating Expenses:
  Research and development                                 --             1,921
  General and administrative expenses                 379,542           203,297
  Depreciation and amortization expense                12,637            15,732
                                                -------------     -------------
      Total Operating Expenses                        392,179           220,950
                                                -------------     -------------

Loss From Operations                                 (392,179)         (220,950)
                                                -------------     -------------

Other Income (Expense)
   Equity loss on investment - related party               --           (21,650)
   Interest expense, net                              (97,431)          (28,341)
                                                -------------     -------------
      Total Other Income (Expense)                    (97,431)          (49,991)
                                                -------------     -------------

Net Loss Before Income Taxes                         (489,610)         (270,941)

Income Taxes                                               --                --
                                                -------------     -------------
Net Loss                                        $    (489,610)    $    (270,941)
                                                =============     =============
Net (Loss) per share (Basic and diluted)        $         -0-     $         -0-
                                                =============     =============
Weighted Average Number of Common
Shares Outstanding                                266,894,278       265,859,634
                                                =============     =============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       2006            2005
                                                    -----------     -----------
Cash Flow From Operating Activities                 $  (334,732)    $  (209,064)
                                                    -----------     -----------

Cash Flow From Investing Activities:
     Outlays for Patents                                 (6,694)        (29,053)
                                                    -----------     -----------
Cash used for financing activities:
    Payments for deferred financing costs               (25,185)             --
    Repayment of related party loans                    (45,300)         73,979
    Repayment of mortgage                                    --          (1,172)
    Proceeds from issuance of stock                          --          10,000
                                                    -----------     -----------
                                                        (70,485)         82,807
                                                    -----------     -----------
    Net Decrease in Cash                               (411,911)       (155,310)
    Cash - Beginning of Period                        1,928,123         180,182
                                                    ===========     ===========
    Cash - End of Period                            $ 1,516,212     $    24,872
                                                    ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during period for -
    Interest                                        $        --     $    28,340
                                                    ===========     ===========


See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the years ended December 31, 2006 and 2005. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

During 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions and the sale of 9,400 shares during 2005, the Company currently owns 3,548,600 shares of Coates Motorcycle, representing approximately a 30% ownership interest.

The Company's investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of their undistributed earnings and losses.

Summarized information for Coates Motorcycle is as follows:


    For the Quarter Ended March 31            2006            2005
    ------------------------------          --------        --------
    Revenue                              $        --       $       --
    Operating expenses                       217,872           72,069
    Net loss                                (223,727)         (72,418)


    As of March 31,                           2006            2005
    ---------------                         --------        --------
    Current assets                       $    88,072       $   55,243
    Total assets                             644,454          405,280
    Current liabilities                     (429,542)        (314,239)
    Total liabilities                     (1,067,875)        (318,739)
    Stockholders' equity (deficit)          (423,421)          86,541

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

George J. Coates has made advances to the Company at various times to provide working capital, the outstanding balance of which was $92,337 at March 31, 2006. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon cash availability.

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

      Agreement with McLean, England and Associates, LLC

      The Company entered into a license arrangement with McLean, England and Associates, LLC ("McLean") in 2002, which provides for $25,000,000 in license fees for specific uses of the Coates CSRV engine technology in certain applications, within the United States of America. Payment of the license fee is contingent upon the successful completion of tests of two prototype engines fitted with the CSRV system. McLean has paid non-refundable deposits aggregating $565,000 towards the license fee. The entire amount of $565,000 has been recognized in the balance sheet at March 31, 2006 as a non-current liability. Upon fulfillment of the remaining obligations under this agreement this amount will be recognized as income.

      The licensing agreement has been amended to provide McLean the opportunity to complete the prototype for the diesel fuel engine at its own cost and effort. To date, McLean has been unable to fulfill its obligation to complete this engine. Negotiations are underway to resolve all issues.

      Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

      CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the R&D Agreement and the License Agreement, and the payments made and to be made under the agreements with McLean. Further payments from these sources are not scheduled until the completion of the testing and delivery to WWE of the third prototype, testing model Coates Generator Engine.

      No revenues were generated during the three month ended March 31, 2006 and 2005. Total operating expenses for the three months ended March 31, 2006 was $392,179, as compared to $220,950 for the corresponding three month period of 2005. Research and development expenses were $ -0- and $1,921 for the three months ended March 31, 2006 and 2005, respectively. The Company's primary focus in 2006 has been the completion of the third prototype engine resulting in a reduced emphasis on research and development activities. Approximately $93,885 for the three month period represented labor charges.

      General and administrative expenses were $379,542 for the three months ended March 31, 2006 as compared to $203,297 for the three months ended March 31, 2005. This $176,245, or 86.7% increase was primarily related to higher legal and professional fees in the 2006 quarter in connection with the Company's planning efforts to raise additional capital through a private placement offering of its securities. Interest expense increased from $28,341 to $97,431, or 244% as a result of the accounting treatment of the sale/leaseback transaction entered into in the 4th quarter of 2005. Under this accounting method, the net cash proceeds from the transaction of $3,876,607 was recorded as a liability and the rent payments are recorded as interest expense on the finance obligation at a annual interest rate of 10.06%. Interest expense in the 2005 quarter consisted of interest on an approximately $867,000 mortgage loan on the property that houses the Company's offices, warehouse and manufacturing facility.

      The Company experienced a net loss for the three months ended March 31, 2006 of $489,610, or $0.00 per share, as compared to a net loss of $270,941, or $0.00 per share, for the corresponding three month period in 2005. The net loss for the three month period ended March 30, 2005 included the Company's share of losses based on its equity ownership in Coates Motorcycle amounting to $21,650.

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

      Liquidity and Capital Resources

      The Company's cash position at March 31, 2006 was $1,516,212, an increase of $1,491,340 from the $24,872 cash position at March 31, 2005 and a decrease of $411,911 from the $1,928,123 cash position at December 31, 2005. The increase in cash compared to the balance at March 31, 2005 resulted from the proceeds of the sale/leaseback of the property that houses the Company's offices, warehouse and manufacturing facility. The lower cash position at March 31, 2006 compared to the cash balance at December 31, 2005, reflects the use of proceeds to repay vendors and other third parties for current and past due invoices as well as increased expenditures for legal and professional fees. CIL's working capital of $1,212,888 at March 31, 2006 represents a $2,640,664 increase from the ($1,427,776) working capital deficit position at March 31, 2005, also resulting from the proceeds of the sale/leaseback transaction. CIL's current liabilities of $866,170 at March 31, 2006 have increased $58,846, or approximately 7.3% from the $807,324 balance at December 31, 2005, also resulting from the proceeds of the sale/leaseback transaction.

      CIL has completed the basic construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with CIL's R&D Agreement and License Agreement with Well to Wire Energy, Inc. Upon completion of testing and delivery of this third prototype engine, CIL expects to receive the balance of $3,800,000 due from Well to Wire Energy, Inc within 180 days after delivery, under the R&D Agreement. Under the License Agreement, the balance due CIL of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype engine. As well, CIL is scheduled to receive the license fee payments due under the McLean license when the two truck engines, one being completed by McLean pursuant to the April 2004 license amendment, and the other truck engine, which the Company is completing, are delivered and fully tested. In the opinion of management, the additional working capital generated from the sale/leaseback transaction in the fourth quarter of 2005, should be sufficient to enable the Company to finalize the third prototype production model Coates Generator Engine under the WWE license agreement and the truck engine, under the McLean license agreement. The remaining tasks include testing the functionality, design and components through what we believe to be the final evaluation protocols for these two projects. There can be no assurance, however, that these agreements, as well as those presently in negotiations with the other licensees, will be consummated in accordance with the Company's expectations nor that payments will be received as called for in the agreements.

      During the second quarter of 2003, the Company organized a subsidiary, Coates Motorcycle Company, Ltd. ("Coates Motorcycle"), to research and develop a heavy cruiser motorcycle equipped with the Coates SRV engine. In connection with this project, on April 30, 2003, CIL executed and delivered an exclusive Sublicense Agreement to Coates Motorcycle in exchange for a 50+% equity ownership interest and anti-dilution right to maintain this majority ownership position. In consideration for its receipt of this exclusive Sublicense Agreement, Coates Motorcycle issued 2,550,000 of its common shares to CIL and became its subsidiary. Conjunctively, George J. Coates, Gregory G. Coates and the Coates Trust granted a non-exclusive license to Coates Motorcycle for a minority equity interest without any anti-dilution rights.

      On March 5, 2004 this Sublicense Agreement was amended, the anti-dilution rights were terminated and the Company received an additional 1,000,000 shares of Coates Motorcycle. In connection with these transactions, Coates Motorcycle ceased to qualify as a consolidated subsidiary of the Company. The Company's ownership interest in Coates Motorcycle was approximately 30% at March 31, 2006.

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

      Item 2 CHANGES IN SECURITIES

      None

      c) sales of unregistered securities during the quarter ended March 31, 2006:

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

            (b) Reports on Form 8-K:

                  On April 26, 2006, we issued a press release announcing our application to file a U.S. patent application for combination fuel mixing system utilizing alternative fuels. Under Form 8-K Item 7.01, Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006                     COATES INTERNATIONAL, LTD.


                                       By: /s/ George J. Coates
                                           -------------------------------
                                               George J. Coates, President
                                               Chief Executive Officer and
                                               Principal Financial Officer