Form 10QSB
period 2006-06-30
COATES INTERNATIONAL LTD \DE\
filed 2006-08-14
CIK 948426

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

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

                                 Yes [X] No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes |_| No |X|

As of June 30, 2006, there were 266,894,278 shares of the Registrant's common stock were issued and outstanding.

                           Coates International, Ltd.
                        Index to the Financial Statements
                                  June 30, 2006

                                                                            Page
                                                                            ----

Financial Statements (Unaudited)

     Condensed Balance Sheet................................................   2

     Condensed Statements of Operations.....................................   3

     Condensed Statements of Cash Flows.....................................   4

     Notes to the Condensed Financial Statements............................   5

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................   7

Item 3   Controls and Procedures............................................  12

PART II  -  OTHER INFORMATION...............................................  13

Item 1.     LEGAL PROCEEDINGS...............................................  13

Item 6.     EXHIBITS........................................................  13

SIGNATURES..................................................................  14

{B0544406; 1}
{B0544701; 1}
                                                      Coates International, Ltd.
                                                       Condensed Balance Sheet
                                                            June 30, 2006
                                                             (Unaudited)

Assets

Current Assets
   Cash                                                                      $  1,012,693
   Inventory                                                                      530,356
   Prepaid expenses                                                                37,363
                                                                             ------------
      Total Current Assets                                                      1,580,412
Deferred offering costs                                                            97,685
Investment - related party                                                             --
Property, plant and equipment, net of accumulated depreciation of $732,716      1,505,060
Patents, net of accumulated amortization of $2,167                                 68,219
Security deposits                                                                 197,500
                                                                             ------------

      Total Assets                                                           $  3,448,876
                                                                             ============

Liabilities and Stockholders' Impairment

Current Liabilities
   Accounts payable                                                          $     24,814
   Accrued expenses                                                               767,621
   Accrued interest payable                                                        17,618
   Due to related parties                                                          92,337
                                                                             ------------
      Total Current Liabilities                                                   902,390

   License deposits                                                               940,000
   Finance Obligation                                                           3,876,607
                                                                             ------------

      Total Liabilities                                                         5,718,997
                                                                             ------------

Stockholders' Impairment
    Common stock, $.00001 par value, 1,000,000,000 shares authorized,
       266,894,278 shares issued and outstanding                                   26,689
    Additional paid-in capital                                                 17,176,155
    Accumulated deficit                                                       (19,472,965)
                                                                             ------------
      Total Stockholders' Impairment                                           (2,270,121)
                                                                             ------------

      Total Liabilities and Stockholders' Impairment                         $  3,448,876
                                                                             ============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                              ------------------------------    ------------------------------
                                                   2006             2005             2006             2005
                                              -------------    -------------    -------------    -------------

Revenue                                       $          --    $          --    $          --    $          --
                                              -------------    -------------    -------------    -------------

Operating Expenses:
  General and administrative expenses               380,768          210,629          760,310          413,926
  Research and development                               --            4,530               --            6,451
  Depreciation and amortization expense              12,858           15,902           25,495           31,634
                                              -------------    -------------    -------------    -------------
      Total Operating Expenses                      393,626          231,061          785,805          452,011
                                              -------------    -------------    -------------    -------------

Loss From Operations                               (393,626)        (231,061)        (785,805)        (452,011)
                                              -------------    -------------    -------------    -------------

Other Income (Expense)
  Equity loss on investment - related party              --         (161,720)              --         (183,369)
  Interest income                                    25,864               --           25,864               --
  Interest expense                                  (94,735)         (33,431)        (192,166)         (61,772)
  Gain on sale of stock -related party                   --           15,000               --           15,000
                                              -------------    -------------    -------------    -------------
      Total Other (Expense)                         (68,871)        (180,150)        (166,302)        (230,141)
                                              -------------    -------------    -------------    -------------

Loss Before Income Taxes                           (462,497)        (411,211)        (952,107)        (682,152)

Income Taxes                                             --               --               --               --
                                              =============    =============    =============    =============
Net Loss                                      $    (462,497)   $    (411,211)   $    (952,107)   $    (682,152)
                                              =============    =============    =============    =============

Net Loss per share (Basic and diluted)        $         -0-    $         -0-    $         -0-    $         -0-
                                              =============    =============    =============    =============
Weighted Average Number of Common
Shares Outstanding                              266,894,278      265,866,718      266,894,278      265,863,195
                                              =============    =============    =============    =============

See notes to the condensed financial statements.

                           Coates International, Ltd.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              2006           2005
                                                          -----------    -----------

Cash Flow From Operating Activities                       $  (753,026)   $  (409,138)
                                                          -----------    -----------

Cash Flow From Investing Activities
   Acquisition of Fixed Assets                                (26,990)        (2,255)
   Sale of Stock in Minority Interest - related party              --         15,000
   Outlays for Patents and Trademarks                         (14,929)       (51,089)
                                                          -----------    -----------
   Net Cash Used for Investing Activities                     (41,919)       (38,344)
                                                          -----------    -----------

Cash Flow From Financing Activities
   Payments for deferred offering costs                       (75,185)
   Repayment of mortgage                                           --         (1,716)
   Proceeds (repayment) of related party loan                 (45,300)       200,437
   Short term borrowings                                           --         31,092
   Proceeds from issuance of stock                                 --        145,000
                                                          -----------    -----------
   Net Cash (Used for) Provided by Financing Activities      (120,485)       374,813
                                                          -----------    -----------

   Net (Decrease) in Cash                                    (915,430)       (72,669)
   Cash - Beginning of Period                               1,928,123        180,182
                                                          -----------    -----------

   Cash - End of Period                                   $ 1,012,693    $   107,513
                                                          ===========    ===========

See notes to the condensed financial statements.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for future periods. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, and its quarterly report on Form 10-QSB for the period ended March 31, 2006.

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

RELATED PARTY TRANSACTIONS

On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company Ltd., a company that researches and develops a heavy cruiser motorcycle equipped with the Coates SRV engine. Prior to the agreement, Gregory Coates, the son of George J Coates, an officer of the Company, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right.

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

The Company's investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company's proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses.

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements

RELATED PARTY TRANSACTIONS (CONTINUED)

Summarized information for Coates Motorcycle is as follows:

      For the Six Months Ended June 30,         2006           2005
      -----------------------------------   -----------    -----------

        Revenue                             $        --    $        --
        Operating expenses                      491,297        639,571
        Net loss                               (524,364)      (613,270)

      As of June 30,                            2006           2005
      -----------------------------------   -----------    -----------

      Current assets                        $   232,184    $    56,849
        Total assets                            797,006        458,248
        Current liabilities                    (454,503)      (422,920)
        Total liabilities                    (1,359,987)      (427,420)
        Stockholders' impairment (equity)       562,892        (30,828)


The Company also made loans to Coates Motorcycle from time to time to provide working capital for the development and testing of motorcycle engines which incorporate the Company's technologies. As of December 31, 2004, the total outstanding balance of these loans, including accrued interest thereon, was $362,200 and was converted into 362,200 shares of Series A Preferred Stock of Coates Motorcycle. This amount was recorded by the Company as Investment - related party.

During the three month period ended June 30, 2005, the Company received $10,991 from Coates Motorcycle as reimbursement of general and administrative expenses incurred on its behalf.

George J. Coates has made loans to the Company at various times to provide working capital, the outstanding balance of which is $92,337 at June 30, 2006. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon cash availability.

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

                           Coates International, Ltd.
                   Notes to the Condensed Financial Statements

SALE OF COMMON STOCK

In June 2005, the Company issued 33,000 shares of its common stock at $5.00 per share to an accredited investor for $135,000 in cash and $30,000 in repayment of accounts payable and accrued interest owed to such accredited investor.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our contract with Well to Wire Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various period reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Background

Coates International Ltd. ("We", "our", "us", "CIL" or the "Company") is completing the development of the Coates Spherical Rotary Valve engine (the "CSRV" engine), which has been designed for use in internal combustion engines of all types. We are now engaged in adapting our technology for use in conjunction with electric generators and other applications.

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, CIL signed an agreement (the "WWE Agreement") with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, relating to the distribution in Canada of V-8 cylinder engines modified with the Coates Rotary Valve System to be fueled by natural gas to generate electrical power for future payments, of which a deposit payment in the amount of $300,000 was made. A separate research and development agreement between CIL and WWE, provides for development and delivery of certain prototype engines.

On July 7, 2006, we and Coates Motorcycles Company Ltd. signed a confirmation letter agreement with WWE, that provides as follows:

      o The Company expects to ship to WWE in the near term the third power unit of the Company's generator up to 300 kw depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV engine, the "Generator"). Upon receipt of the Generator, and pending test results meeting WWE's expectations, the balance of $3,905,000 on account of the research and development agreement mentioned above will become due to the Company by WWE. In addition, 180 days later, the balance of US $4,700,000 on account of the distribution agreement mentioned above will become due to the Company by WWE in 16 equal quarterly installments.

      o WWE will have the exclusive right to use, lease, and sell the generators that are based on the CSRV System technology within Canada.

      o WWE will have a right of first refusal to market the generators that are based on the CSRV System technology worldwide.

      o The Company and WWE have agreed that the minimum annual number of Generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per Generator shall be US $150,000. The minimum purchase requirement shall start in 2007.

      o WWE shall not be required to pay any royalties to us as part of these agreements.

      o Patent Rights. All patent and other intellectual property rights related to the engine will remain with CIL.

RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

No revenues were generated during the three month periods ended June 30, 2006 and 2005. Total operating expenses for the three month periods ended June 30, 2006 and 2005, respectively, were $393,626 as compared to $231,061. Research and development expenses were $ -0- and $4,530 for the three month periods ended June 30, 2006 and 2005, respectively. This decrease in research and development expenses reflects the Company's shift from R&D activities to pre-production activities as efforts were directed towards completion of the third prototype production engine for Well-to-Wire. Approximately $93,630 represented labor charges for the three month period ended June 30, 2006.

General and administrative expenses increased to $380,768 for the three months ended June 30, 2006 from $210,629 in the corresponding three month period in 2005. This $170,139, or 81% increase primarily resulted from increased legal fees of approximately $141,000, increased professional fees of approximately $17,000, an increase in scrapped materials of approximately $19,000, an approximately $11,000 reduction in the amount of general and administrative expenses reimbursed by Coates Motorcycle Company, Ltd., an increase in the accrual in 2006 for federal alternative minimum taxes for tax year 2005 of approximately $17,000 and an increase in real estate taxes of approximately $14,000, offset by a refund of previously expensed testing fees in the amount of ($40,000) and lower expenditures for marketing of approximately ($9,000).

Interest expense increased to $94,735 from $33,430 primarily due to the higher balance of the finance obligation, arising from a 2005 sale/leaseback transaction, amounting to $3,876,607 at June 30, 2006. This transaction is being accounted for under the finance obligation method required under generally accepted accounting principles for sale/leasebacks as a result of the option granted to the Company to repurchase the property. In 2005, the interest expense incurred primarily related to interest on the mortgage loan which had a balance of approximately $863,000 at June 30, 2005. This mortgage loan was secured by the Company's property that contains its principal offices, warehouse and manufacturing facilities.

The Company experienced a net loss for the three month periods ended June 30, 2006 and 2005, of $462,498 and $411,211, respectively. The net loss for the three month period ended June 30, 2005 included the Company's share of losses based on it equity ownership in Coates Motorcycle amounting to $161,720 and a gain on sale of stock of $15,000.

The Company received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which contains its principal offices, warehouse and manufacturing facility in the fourth quarter of 2005. In the opinion of management, the additional working capital generated from this transaction should be sufficient to enable the Company to fund the completion of the prototype generator engines under the agreements with WWE, and depending upon its successful completion, management expects the agreements with WWE to contribute an increasing stream of revenues during the succeeding periods. There can be no assurance, however, that completion and testing of the prototype engines can be completed in a satisfactory manner and within the anticipated time frames or that WWE will honor its payment obligations to us or purchase a meaningful number of Generators.

RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

CIL's currently anticipated sources of revenues are the payments due to CIL from WWE under the agreements with WWE. In the fourth quarter of 2005, CIL received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. In the opinion of management, the additional working capital generated from this transaction should be sufficient to enable the Company to complete the final testing under the WWE R&D Agreement and WWE Agreement.

No revenues were generated during the six month periods ended June 30, 2006 and 2005. Total operating expenses for the six month periods ended June 30, 2006 and 2005, were $785,805 and $452,011, respectively, an increase of 74%. Research and development expenses were $ -0- and $6,451 for the six month periods ended June 30, 2006 and 2005, respectively. This decrease in research and development expenses reflects the Company's shift from R&D activities to production activities as effort were directed towards completion of the third prototype production engine for Well-to-Wire. Approximately $187,515 for the six month period ended June 30, 2006 represented labor charges.

General and administrative expenses increased to $760,310 for the six months ended June 30, 2006 from $413,926 in the corresponding six month period in 2005. This $346,383, or 84% increase primarily resulted from increased legal fees of approximately $200,000, increased professional fees of approximately $68,000, increased patent maintenance costs of approximately $46,000, an increase in scrapped materials of approximately $19,000, an approximately $11,000 reduction in the amount of general and administrative expenses reimbursed by Coates Motorcycle Company, Ltd., an increase in the accrual in 2006 for federal alternative minimum taxes for tax year 2005 of approximately $17,000 and an increase in real estate taxes of approximately $17,000, offset by a refund of previously expensed testing fees in the amount of ($40,000) and lower
expenditures  for  marketing  of  approximately   ($15,000).

Interest expense increased to $192,166 from $61,770 primarily due to the higher balance of the finance obligation, arising from the 2005 sale/leaseback transaction, amounting to $3,876,607 at June 30, 2006. This transaction is being accounted for under the finance obligation method required under generally accepted accounting principles for sale/leasebacks as a result of the option granted to the Company to repurchase the property. In 2005, the interest expense incurred primarily related to interest on the mortgage loan which had a balance of approximately $863,000 at June 30, 2005. This mortgage loan was secured by the Company's property which contains its principal offices, warehouse and manufacturing facility.

The Company experienced a net loss for the six month periods ended June 30, 2006 and 2005, of $952,107 and $682,150 respectively. The net loss for the six month period ended June 30, 2005 included the Company's share of losses based on its equity ownership in Coates Motorcycle amounting to $183,369 and a gain on sale of stock of $15,000.

The Company received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which contains its principal offices, warehouse and manufacturing facility in the fourth quarter of 2005. In the opinion of management, the additional working capital generated from this transaction should be sufficient to enable the Company to fund the completion of the prototype generator engines under the agreements with WWE, and depending upon its successful completion, management expects the agreements with WWE to contribute an increasing stream of revenues during the succeeding periods. There can be no assurance, however, that completion and testing of the prototype engines can be completed in a satisfactory manner and within the anticipated time frames or that WWE will honor its payment obligations to us or purchase a meaningful number of Generators.

Liquidity and Capital Resources

The Company's cash position at June 30, 2006 was $1,012,693, an approximate 845% increase from the $107,113 cash position at June 30, 2005 and a decrease of 33% from the $1,516,212 cash position at March 31, 2006. CIL's working capital of $678,023 at June 30, 2006 represents a $3,062,442 increase from the $(2,383,419)
working capital deficit position at June 30, 2005. CIL's current liabilities of $902,390 at June 30, 2006 have decreased $1,946,741 from $2,849,131 at June 30,
2005 and increased $36,220 from current liabilities of $866,170 at March 31, 2006.

Operating activities utilized cash of approximately $(753,000) in the six months ended June 30, 2006 and $347,809 in the three months ended June 30, 2006. Cash utilized by operating activities in the six months ended June 30, 2006 results primarily from a net loss of approximately $(952,000), increase in inventory of approximately $(121,000), payment of state income taxes of approximately $(110,000), offset by non-cash expenses of approximately $430,000.

Investing activities utilized cash of approximately $(42,000) in the six months ended June 30, 2006 and approximately $(35,000) in the three months ended in the same period. Cash utilized by investing activities in the six months ended June 30, 2006 was primarily used for outlays for patents and trademarks of approximately $(15,000) and purchases of property, plant and equipment of approximately $(27,000).

Financing activities utilized cash of $(120,000) for the six months ended June 30, 2006 and for the three months ended June 30, 2006. Cash utilized for financing activities for the six month period ended June 30, 2006 was primarily used for deferred offering costs incurred of $(75,000) and repayment of a related party loan of approximately $(45,000).

In the fourth quarter of 2005, we received net proceeds of approximately $3,025,000 from the sale and leaseback of the property which houses its principal offices, warehouse and manufacturing facility. Such net proceeds are being utilized for working capital purposes.

We have completed the construction of the last of the three prototype Coates Generator Engines for WWE, the production model, which is currently undergoing testing in connection with our agreements with WWE. Upon successful completion of delivery and testing of this third prototype engine, we expect to receive the balance of $3,905,000 due from WWE under the agreements. Under the agreements, the balance due to us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following successful delivery and testing of the third prototype engine. In the opinion of management, the additional working capital generated from the sale/leaseback transaction in the fourth quarter of 2005 should be sufficient to enable the Company to complete final testing of the third prototype production model Coates Generator Engine under the agreements with WWE. The remaining tasks include testing the functionality, design and components through what we believe to be the final evaluation protocols for the project. There can be no assurance, however, that these agreements will be consummated in accordance with the Company's expectations nor that payments will be received as called for in the agreements.

During the second quarter of 2003, the Company organized a subsidiary, Coates Motorcycle Company, Ltd. ("Coates Motorcycle"), to research and develop a heavy cruiser motorcycle equipped with the Coates SRV engine. In connection with this project, on April 30, 2003, CIL executed and delivered an exclusive Sublicense Agreement to Coates Motorcycle in exchange for a 51% equity ownership interest and anti-dilution right to maintain this majority ownership position. In consideration for its receipt of this exclusive Sublicense Agreement, Coates Motorcycle issued 2,550,000 of its common shares to CIL and became its subsidiary. In connection therewith, George J. Coates, Gregory G. Coates and the Coates Trust granted a non-exclusive license to Coates Motorcycle for a minority equity interest without any anti-dilution rights.

On March 5, 2004 this Sublicense Agreement was amended, the anti-dilution rights were terminated and the Company received an additional 1,000,000 shares of Coates Motorcycle. In connection with these transactions, Coates Motorcycle ceased to qualify as a consolidated subsidiary of the Company. The Company's ownership interest in Coates Motorcycle was approximately 30% at June 30, 2006.

Outlook

We believe that our future success will depend upon our ability to (i) gain acceptance in the marketplace for our technology and products based on the competitive advantages that we believe are inherent in the Coates Rotary Valve System technology (ii) profitably commence the manufacture and sale of generators powered with V-8 engines that incorporate the Coates Rotary Valve System and meet or exceed the required minimum performance specifications to WWE, (iii) identify and enter into additional agreements to license the Coates Rotary Valve System technology to be applied by third party manufacturers, and
(iv) increase the demand for manufactured products which incorporate our Coates Rotary Valve System technology . Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first six months of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material  changes to the information  described under Part I,
Item 3 of our annual report on Form 10-KSB filed with the SEC on April 17, 2006.

Item 6. EXHIBITS

Exhibit
Number           Description
--------------   -----------

10.1 Letter agreement dated July 7, 2006 by and between the Company, Coates Motorcycles Company Ltd. and Well to Wire Energy Inc.

31.1 and 31.2    Section  302  Certification  of  Chief  Executive  Officer  and
                 Principal     Financial     Officer     pursuant     to    Rule
                 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2    Certification   of  Chief   Executive   Officer  and  Principal
                 Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2006                       COATES INTERNATIONAL, LTD.

By: /s/ George J. Coates
   ---------------------------
   George J. Coates, President
   Chief Executive Officer and
   Principal Financial Officer