Form 10KSB/A
period 2005-12-31
COATES INTERNATIONAL LTD \DE\
filed 2006-10-25
CIK 948426

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2005
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________________

                          Commission File No.: 33-94884

                                  -------------

                           COATES INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

              Delaware                               22-2925432
     (State or other jurisdiction of              (I.R.S. Employer )
      incorporation or organization)              Identification No.

                           Highway 34 & Ridgewood Road
                         Wall Township, New Jersey 07719
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (732) 449-7717 Securities registered pursuant to Section 12(b) of the Exchange Act: None
 Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                                 ---------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X| Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X| State issuer's revenues for its most recent fiscal year: $0 Number of shares of the issuer's Common Stock outstanding at October 16, 2006: 266,894,278 State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable -- the issuer's Common Stock is not traded on any market. Transitional Small Business Issuer Disclosure Format (check one): Yes |_| No |X|

EXPLANATORY NOTE: The issuer is amending and restating in its entirety its filing on Form 10-KSB made on April 17, 2006.
--------------------------------------------------------------------------------

Item 1. Description of Business

General

      Coates International, Ltd. ("we" or the "Company") has developed over a period of more than 25 years a patented spherical rotary valve system which is adaptable for use in piston-driven internal combustion engines of many types.

      The Coates rotary valve system is designed to replace the intake and exhaust conventional "poppet valves" currently used in almost all piston-driven stationary, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the Coates rotary valve system utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The Coates rotary valve system uses approximately 1/10th the moving parts of conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the Coates rotary valve system (Coates engines) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, Coates rotary valves can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute
(RPMs) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates engine to produce more power than equivalent conventional engines.

      We hold an exclusive license to this technology from our founder, George
J. Coates, and his son, Gregory Coates, for North America, Central America and South America, and a more limited license, that will become effective no later than the end of 2006, to this technology outside of the territories mentioned in the beginning of this sentence.

      Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions and loans made by George Coates, through a sale-and-leaseback transaction related to our principal facility, and from prototype models and licensing fees. The Company has never received any revenues from the sale of engines, has never been profitable and has incurred substantial losses from operations of $894,963 and $1,257,576 for the years ended December 31, 2005 and 2004, respectively. The Company expects that losses from operations will continue until the Coates engine is successfully introduced into the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of our intellectual property and patent filing and maintenance costs.

      Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988. All of our operations are located in Wall Township, New Jersey (outside of New York City). We maintain a website at the following address: www.coatesengine.com. Through a link on our website to the SEC website, www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. The charters of our Board committees, and our Code of Business Conduct and Ethics for our directors, officers and employees, will also be available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

Background

      The internal combustion engine has been in use for approximately 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960's and 1970's, most vehicle combustion engines in the United States were running at a compression ratio of 12 to 1 (air to gasoline) which resulted in an engine efficiency of approximately 35 percent. The rest of the engine's power is lost in friction, pumping and heat loss. When it was found that lead additives in fuel had an adverse effect on the environment, unleaded gasoline was Federally mandated. Unleaded gasoline is not as desirable as a fuel as leaded gasoline from an engineering and efficiency standpoint, and the early use of unleaded gasoline created a number of design problems, principally related to overheating of the engine, pre-ignition and resultant damage. That problem was largely solved by lowering engine compression ratios, but at a cost of reduced efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can be increased by increasing "volumetric efficiency" at maximum RPMs, but conventional valves tend to "float" or bounce at higher RPMs and are consequently unable to deliver adequate air and fuel to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of valves per cylinder, but this approach created other problems that cause unburned fuel to escape through the exhaust valves leading to a loss of power, lower gas mileage and increased pollutants. In addition, variable valve timing partially solved some of these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage. Furthermore, conventional valves with solid "valve lifters" as opposed to hydraulic valve lifters must have clearances readjusted periodically. In sum, conventional "poppet" valves have been the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life.

      Conventional valves also have significant environmental deficiencies. Conventional exhaust valves are lubricated with engine oil which burns in combustion and is expelled directly into the atmosphere. Intake valves are also lubricated with engine oil, which is washed off and forced into the combustion chamber with the air and fuel mixture. This slows combustion, produces further emissions and eventually clogs the catalytic converter.

      Management believes that the patented Coates rotary valve system solves or significantly mitigates these problems. Coates rotary valves are vented and charged on the opposite side of each valve sphere and rotate away from the combustion chamber reducing engine heat and allowing higher compression ratios that make the engine significantly more efficient and powerful.

      We are now engaged in adapting our technology to manufacturing industrial engines to power electric generators, and intend to begin to market engines utilizing our proprietary designs.

Markets

      The design of the Coates Spherical Rotary Valve System (the "CSRV System") gives the Company the flexibility to retrofit it to existing internal combustion engines of all sizes and in a wide variety of markets. In addition, the CSRV System can run on alternative fuels. Accordingly, the markets the Company may sell the CSRV System include all markets in which internal combustion engines are sold, including, but not limited to the following: engines for electric generators from home use to the largest industrial complexes to augmenting "grid" installations; engines to power motorcycles, automobiles, light trucks, heavy trucks and machinery; marine engines; military equipment; light aircraft and helicopters; and lawn mowers, snow mobiles and jet ski's.

      According to the latest information published by the US Census Bureau on 2002, the annual internal combustion engine market in the U.S. was in excess of $96 billion.

Strategy

      The long-term objective of the Company is to become the leader in the Americas in the design and manufacture of internal combustion engines for a wide variety of uses. The primary market the Company initially is focused on is the industrial generators market. The Company adapted the CSRV System to manufacture its 14.0 liter inline, 6-cylinder, 855 cubic inch engine/generator fueled by natural gas which is in the final stages of testing. The Company has been informed by the independent testing company, Compliance and Research Services, Inc. of Plainfield New Jersey, a Federally-sanctioned independent facility, that our product as described above complies with the governmental standards as set forth in 40 CFR 1048, the Code of Federal Regulations Part 1048, that regulates environmental standards for gas powered industrial engines. The Company is now permitted to market this product to the market. In parallel to penetrating the industrial generators market, the Company intends to adapt the CSRV System to be used in the other markets in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft and helicopters and others.

Operational Plan

Currently, the prototypes of the CSRV System-based generator engine are undergoing final performance and other tests. The Company intends to market the engine/generators to parties who have conveyed conditional orders upon the successful completion of the above tests. We expect that purchase orders for thousands of the Company's generator engines will thereafter be converted to firm orders, the fulfillment of these orders to be completed over the next three to five years. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and accordingly, intends to manufacture the generator engine in the two following ways:

o Assembly - to develop assembly lines within the Company's premises. The Company has been evaluating various opportunities to expand or acquire additional manufacturing capacity. When the demand for our products justifies it, the Company will take the required steps in order to increase its work force. We may hire up to about 200 employees within 12 to 24 months.

o Licensing the technology to Original Equipment Manufacturers - to take advantage of third party manufacturers production ability by signing OEM agreements.

Material Agreements

License Agreement - Well to Wire Energy, Inc.

      On September 29, 1999, we signed a license agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada. The agreement exclusively licenses in Canada the use of the Coates technology for V-8 engines to be fueled by natural gas to generate electrical power. The agreement provided for license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made. A separate research and development agreement with WWE provides for development and delivery of certain prototype engines. The research and development agreement was not reduced to the form of a signed written agreement.

      On July 7, 2006, we signed a confirmation letter agreement with WWE, that provides as follows:

      o The Company expects to ship to WWE in the near term the third power unit of the Company's generator up to 300 kw depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV engine, the "Generator"). Upon receipt of the Generator, and pending test results meeting WWE's expectations, the balance of $3,905,000 on account of the research and development agreement mentioned above will become due and payable to the Company by WWE. In addition, 180 days later, the balance of US $4,700,000 on account of September 29, 1999 agreement will become due and payable to the Company by WWE in 16 equal quarterly installments.

      o Pursuant to the agreements by and between WWE and the Company, WWE will have the exclusive right to use, lease, and sell the generators that are based on the CSRV System technology within Canada.

      o WWE will have a specified right of first refusal to market the Generators worldwide.

      o The Company and WWE have agreed that the minimum annual number of Generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per Generator shall be US $150,000. The minimum purchase requirement shall start to apply in 2007. In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such a case, WWE would retain non-exclusive rights to continue to use the Coates generator engine.

      o WWE shall not be required to pay any royalties to us as part of the engagements between the parties.

      o All patent and other intellectual property rights related to the engine will remain with the Company.

Competition

      Management believes that the Coates generator engine prototypes which are based on the CSRV System will provide substantially enhanced efficiencies in power generation and longevity. We believe that the Coates generator engine will outperform all other comparable natural gas-fueled electric generator engines currently utilized in the energy conversion market.

      Notwithstanding our perceived competitive advantages, the power generation market is a highly competitive industry currently occupied by extremely large companies such as Caterpillar, Inc., which owns MAK, Perkins and FG Wilson, Detroit Diesel Corporation, AB Volvo, Cummins and Marathon, among others. All of these companies have far greater financial and other resources than us and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates generator engine will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

Parts and Supplies

      To date, management has utilized the services of various vendors and manufacturers available throughout the United States to provide all of the parts necessary to assemble the Coates generator engine. We expect to continue to purchase all of our raw materials and parts, manufactured to our specifications, from a wide assortment of suppliers. We intend to commence the assembly of the Coates generator engines at our New Jersey facility and to acquire additional facilities if and when needed.

Patents and Licenses

      On December 22, 1997 we signed a license agreement with George J. Coates and Gregory Coates. The agreement exclusively licenses us to make, use, sell and have made, products falling within the scope of certain patent rights that enable us to manufacture the CSRV System in North America, Central America and South America. In addition, the agreement non-exclusively licenses the manufacture and sale of a combustion engine head or components thereof incorporating certain patent rights for testing and evaluation purposes only anywhere in the world. The patent rights referred to above include the following, all of which licensed to us by George J. Coates: (I) 17 patents registered in the United States; (II) certain patents registered in Canada, Mexico and in countries in Central and South America relating to the CSRV System; and (III) 1 U.S. patent application filed by Mr. George Coates. In addition to the patent rights, the agreement licenses to us any improvement change or modification to the CSRV System developed created or modified by a party to this agreement to the extent the same comes within the scope of one or more of the claims of the patent rights mentioned above.

      In consideration for our rights under the license agreement we issued George J. Coates 500,000 of our Series A Preferred Shares and paid Gregory Coates $4,000.

      On November 10, 2005 we signed an additional license agreement with George
J. Coates. The agreement exclusively licenses us to make, use, sell and have made, products falling within the scope of certain patent rights that relate to the manufacture of the CSRV System in North America, Central America and South America. In addition, the agreement non-exclusively licenses the manufacture and sale of prototypes based on the patent rights anywhere in the world. The patent rights referred to above include three US patents. In addition to the patent rights the agreement licenses to us any improvement change or modification to the CSRV System developed created or modified by a party to this agreement to the extent the same comes within the scope of one or more of the claims of the patent rights mentioned above. In consideration for our rights under the November 10, 2005 license agreement, we issued George J. Coates 1,000,000 of our common stock.

      On October 23 2006, we signed a license agreement with George J. Coates and Gregory Coates (the "New Coates License Agreement"), that replaces the license agreements signed on December 22, 1997 and November 10, 2005. The New Coates License Agreement will become effective upon the closing by us of an equity investment of at least $10,000,000 provided that such investment occurs on or before December 31, 2006. Under the New Coates License Agreement, George
J. Coates and Gregory Coates granted to us: (A) an exclusive, perpetual, royalty-free, fully paid-up license to all intellectual property that is currently owned or controlled by them that relates to an internal combustion engine that includes the CSRV System (the "CSRV Engine") plus any such intellectual property that is developed by them during their employment with us and for five years after termination of such employment for the purpose of development, manufacturing, sale and/or distribution of the CSRV Engine; and (B) a perpetual, royalty-free, fully paid-up license to all intellectual property that is currently owned or controlled by them or that is developed by them during their employment with us and for five years after termination of employment that do not relate to the CSRV Engine for the purpose of development, manufacturing, sale and/or distribution of the CSRV Engine. The license under
(B) above shall be exclusive through the earlier to occur of: (i) the end of any four consecutive fiscal quarters in which we recognize revenue of at least $200 million (the "Threshold Date"); or (ii) December 31, 2009, and thereafter shall become non-exclusive. The licenses in (A) and (B) above are limited to North, South and Central America, provided, however, that until the Threshold Date such licenses shall apply worldwide. In addition, after the Threshold Date such licenses shall include all countries outside of North America, Central America and South America in which we will have sold our products through the Threshold Date for at least $5 million in the aggregate, provided, however, that such licenses shall be non-exclusive.

      Under the New Coates License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses as follows: (I) until the Threshold Date with respect to intellectual property that relates to the CSRV Engine other than to us; and (II) until the earlier to occur of the Threshold Date or December 31, 2009 with respect to intellectual property that can be useful in the marketing or manufacture of the CSRV Engine. In addition, if the employment of George J. Coates or Gregory Coates terminates because the Company terminated it for cause, or if one of them terminates his own employment without good reason before the Threshold Date, then such person shall not be entitled to grant any right in intellectual property that relates to the CSRV Engine or that can be useful in the marketing or manufacture of the CSRV Engine for five years thereafter.

      On October 23, 2006 we signed a license agreement with the Coates Trust, a trust formed under the laws of the Commonwealth of the Bahamas (the "Trust", the "Trust License Agreement"). The beneficiaries of the Trust are certain members of the Coates family, including George and Gregory Coates, and it holds certain right to the CSRV technology outside of the North America, South America and Central America. The Trust License Agreement perfects our rights to market and sell products based on our technology as set forth in the description of the New Coates License Agreement, and will become effective at the same time as the New Coates License becomes effective. The Trust License Agreement provides for a payment to the Trust of royalties of $100 for every CSRV Engine we, our affiliates and sublicensees sell that includes intellectual property rights licensed to us by the Trust. In addition, we will pay 50% of all payments received from our sublicensees for sublicensing to them for rights licensed to us under the Trust License Agreement.

      For a description to our sublicense agreement with Coates Motorcycle Company, see Item 12, titled "Certain Relationship and Related Transaction".

      We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not develop independently the same, similar or superior techniques.

Environmental Regulatory Compliance

      All of our new engines, including the Coates generator engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates generator engine. Our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for gas-powered industrial engines. The Company's ability to comply with applicable and future emissions standards is necessary for us to enter the power generation and other markets. Failure to comply with these standards could result in material adverse effect on our business and financial condition.

Employees

      At December 31, 2005, we had 11 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. We subcontract for certain labor services, parts and materials from Coates Precision Engineering, Inc., a corporation owned by George J. Coates, to which during the years ended December 31, 2005 and 2004, the Company paid $84,058 and $46,112, respectively

Risk Factors

      The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers' or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as other sections in this report, discuss some of the factors that could contribute to these differences.

      The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

      This report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our Common Stock.

      We have never sold any Coates engines, and we have never been profitable.

      None of the cash needed to finance our business has come from sales of engines. We have never been profitable, and we may continue to incur losses. We may not be profitable or cash flow positive in 2006, unless we receive payments we may be entitled to from Well to Wire Energy Inc., as described under section `Material Agreements' above. In addition, we may not be profitable or cash flow positive for several additional years after 2006.

      The Coates engine may not have the performance characteristics and longevity that we expect.

      The Coates engine has been tested in a "real world" environment to a very limited degree. Commercial use of our industrial engines may not have the performance characteristics that we expect. Similarly, until the Coates engine has been in use for a substantial period of time, there is no certain way to ascertain its expected longevity. Superior performance and longevity are essential elements of our ability to penetrate the power generation market. Our failure to do so would have a material adverse effect on our business and we may be forced to close our operations.

      We are substantially dependent on our founder, George J. Coates.

      We are substantially dependent on our founder, George J. Coates, and to a lesser extent his son, Gregory Coates. We expect that our future market capitalization will be in significant part dependent on the productivity of George Coates. If the employment of George Coates by the Company were to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we may have to discontinue operations. We do not maintain key person insurance on either George J. Coates or Gregory Coates. Our success also depends on our ability to attract and retain a staff of qualified managerial and engineering personnel. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would likely have a material adverse effect on us.

      Our industry is subject to intense competition, and our competitors are well-entrenched and are among the world's largest companies.

      The power generation market is a highly competitive industry currently occupied by extremely large companies. All of these companies have far greater financial and other resources than us and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates engine will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

      We have limited marketing and sales experience.

      The Company has only limited marketing and sales experience in the United States. The sales process is expected to be lengthy, in part because of skepticism about the performance of the Coates engine. We are evaluating alternative marketing and sales channels, distributors, sublicensees and marketing partners. The Company may never successfully market and sell the Coates engine.

      We have only eleven employees, and in order to grow out business we will need to hire significant additional personnel.

      The Company needs to hire, train and retain additional employees for all aspects of its business if it is to achieve its sales goals. In particular, the Company needs trained engineers and sales personnel to educate potential customers and provide post-installation customer support. The Company is likely to experience difficulty in recruiting and retaining qualified people because the pool of experienced candidates is small and the competition to hire them is intense.

      We have significant immediate capital needs, and ability to raise funds is highly uncertain.

      The Company may need additional financing in the future for a number of uses, including:

      o developing the Company's engineering, administrative and marketing and sales organization;
      o     expanding manufacturing capacity;
      o conducting testing of the Coates engine and obtaining requisite governmental approvals; and
      o expanding our research and development programs with respect to the basic Coates technology and applying the Coates technology to engines for different applications.

      Additional financing may not be available on terms acceptable to the Company or not available at all.

      There is no public market for our outstanding Common Stock, and there will be restrictions on transferability.

      There is presently no public market for our outstanding Common Stock, and we cannot assure you that a public market will ever develop. We intend to finance our business through an equity offering, but there can be no assurance that such an offering will be completed. If such an offering is completed, we anticipate that our Common Stock may be quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system or a stock exchange.

      Trading of our Common Stock may be restricted by the SEC'S "penny stock" regulations which may limit a stockholder's ability to buy and sell our stock.

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC'S "penny stock" regulations which may limit a stockholder's ability to buy and sell our stock. We have no intention to pay dividends.

      George J. Coates and his family own a majority of our Common Stock allowing him to unilaterally determine the outcome of all matters submitted to our stockholders for approval, which influence may conflict with our interests and the interests of our other stockholders.

      George J. Coates, together with members of his family and related trusts, beneficially own more than 80% of the outstanding shares of Common Stock at October 16, and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by Mr. Coates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

      Because we do not intend to pay dividends, stockholders will benefit from an investment in our Common Stock only if it appreciates in value.

      We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain our future earnings, if any, to finance further research and development and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our Common Stock will depend upon any future appreciation in its value. There is no guarantee that our Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

      Trading in our Common Stock, if and when it commences may be volatile, which may result in substantial declines in its market price.

      If our Common Stock becomes publicly traded (and there can be no assurance that it will), it is likely to experience significant volatility in response to periodic variations in:

      o     results of testing of the Coates engine;
      o     performance of the Coates engine in the field;
      o     improvements in competitive engines; and
      o changes in general conditions in the economy or the financial markets.

      The market has also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our Common Stock.

      If our Common Stock becomes listed, the market for it will be limited. We cannot assure that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our Common Stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

Item 2. Description of Property.

      Our executive offices and testing facility are located in an approximately 25,000 square foot in Wall Township, New Jersey, outside of New York City. At the end of November 2005, the Company entered into a sale/leaseback arrangement of this property. The Company has an option to repurchase the property at any time during the first three years of the agreement for $5,200,000. The new lease agreement with the purchaser provides for monthly payments of $32,500 over a six year period. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance. On June 2006 the Company signed a non-binding letter of intent to buy the leased premises for an aggregate amount of $4,500,000. We will be able to finance the purchase of the leased premises only with outside financing in the near future.

      In our development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition.

Item 3. Legal Proceedings.

The Company, its officers and directors and other related and unrelated parties have been named as defendants in a lawsuit brought in the Superior Court of New Jersey that is captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of certain license by 1107 from the Company provided, inter alia, that the $500,000 deposit made by 1107 to the Company would convert to the stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. Management believes that this lawsuit is without merit and intends to vigorously defend this action. The Company is not a party to any other litigation that is material to the Company's business.

      In July 2004, the Company agreed to settle its claim against an accounting firm for proceeds of $107,500.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a stockholder vote in 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

      There is no established public trading market for our Common Stock.

Holders

      At December 31, 2005, the number of holders of record of the Common Stock was 1,183. We have not paid any dividends with respect to our Common Stock, and anticipated capital requirements make it highly unlikely that we will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      In 2004, the Company issued a total of 267,286 shares of its Common Stock to seven accredited investors for a total of $815,000 in cash at the following prices per share: 200,000 shares at $2.50 per share, 14,286 shares at $3.50 per share and 53,000 shares at $5.00 per share.

      In 2005, the Company issued 1,000,000 shares of its Common Stock to George
J. Coates in exchange for a new technology license agreement. Also in 2005, the Company issued a total of 33,000 shares of its Common Stock to two accredited investors at a price of $5.00 per share.

      We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering. Each of the recipients were accredited investors, and acquired the securities for investment purposes only and not with a view to distribution.

Rule 144

      In general, under Rule 144 under the Securities Act, a person who has beneficially owned shares of our Common Stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

      o 1% of the number of shares of our Common Stock then outstanding, which will equal approximately 2,668,942 shares of our Common Stock; or
      o the average weekly trading volume of our Common Stock, if and when our Common Stock is traded on the OTC Bulletin Board, during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

      Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us for at least 90 days. As of May 31, 2006, a total of 265,861,278 shares of our Common Stock are eligible for resale under Rule 144.

      Under Rule 144(k) under the Securities Act, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Under Rule 144(k), as of May 31, 2006, 43,644,398 shares of our Common Stock qualified for resale under Rule 144(k).

Stock Options

      The Company has never granted any stock options. The Company undertook to grant an aggregate number of 7,525,000 options to four of its employees. It has adopted its 2006 Stock Option and Incentive Plan described below, subject to stockholder approval. The Board will consider option grants to new and existing employees following stockholder approval.

Dividends

      We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans

Item 6. Management's Discussion and Analysis or Plan of Operation.

Background and Critical Accounting Policies

      We have substantially completed the development of the Coates spherical rotary valve engine. We are now engaged in adapting our technology to manufacturing industrial engines to power electric generators with outup of up to 300kw, depending on the primary fuel. Thereafter, we intend to manufacture engines for many other applications and uses.

Results of Operations for the Years Ended December 31, 2005 and December 31,
2004

      The Company did not earn any revenues during 2005 and 2004. The Company's principal business activities and efforts during 2005 and 2004 were devoted to
(i) the completion of the research, development, construction and testing of the prototype engines for WWE, and (ii) successfully securing additional working capital through the sale and leaseback financing of its principal offices, warehouse and manufacturing facility.

      Total operating expenses for the years ended December 31, 2005 and 2004 were $894,963 and $1,257,576, respectively, representing a decrease of approximately 28.9%, which was primarily attributable to the Company's lack of available funds during most of 2005 to finalize testing for the functionality, design and components through the final phases of the prototype engines and the Company's focus on reducing general and administrative expenses. Approximately $380,000 and $391,000 for the years ended December 31, 2005 and 2004, respectively, represented labor charges. Research and development expenses decreased primarily as a result of a lower level of purchases of parts and supplies. General and administrative expenses decreased from $1,032,529 in 2004 to $819,915 in 2005. This $212,614, or 20.6%, decrease primarily resulted from the Company's efforts to preserve its working capital by reducing such expenditures.

      The loss from operations of $894,963 for the year ended December 31, 2005 decreased from $1,257,576 in 2004. During 2005, the Company's activities were adversely affected by inadequate working capital.

      Other (Expense) Income decreased to a net expense in 2005 of ($365,953) from net other income of $275,902 in 2004. This resulted from (i) gains in 2004 of $225,000 and $260,336 from a one-time settlement of litigation and one-time settlement of legal fees, partially offset by a gain of $47,000 from the sale of a portion of the Company's investment in Coates Motorcycle (ii) an increase in the Company's equity share of the losses from its investment in Coates Motorcycle from ($101,856)in 2004 to ($260,344)in 2005 and (iii) a higher level of interest expense due to the financing at the end of November 2005, of its principal offices, warehouse and manufacturing facility.

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

Liquidity and Capital Resources

      In 2005, the Company issued a total of 35,000 shares of its Common Stock to two accredited investors at a price of $5.00 per share and realized cash proceeds of $175,000 which is being used for working capital purposes. During 2004, the Company received subscription proceeds of $815,000 in cash from seven accredited investors from the issuance of 267,286 shares of its Common Stock, concluding our private placement. We had positive working capital of $1,721,743 as of December 31, 2005, compared with negative working capital of ($268,404) at December 31, 2004. This substantial improvement was primarily the result of the successful sale/leaseback of the Company's principal offices, warehouse and manufacturing facility in 2005. This transaction is being treated as a financing transaction for accounting purposes. The Company realized net proceeds from this transaction of $3,876,607 which was partially used to repay the $868,182 remaining balance of a mortgage loan bearing interest at a 13.99% annual rate and the balance of the proceeds will be utilized for working capital purposes. Under this method of accounting, the monthly rent payments under the lease of $32,500 are treated as interest expense translating into an effective annual interest rate of 10.06%. Current liabilities are primarily composed of approximately $486,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, income taxes payable of $127,000 and due to related parties of $138,000.

      We are currently refining the construction of the production prototype Coates generator engines and testing them. We expect to be able to complete the testing of the production model and delivery to WWE this year. Subject to meeting WWE expectations with respect to the prototype Coates generator engine, we will receive the balance of $3,905,000 from WWE under our research and development agreement with them. Under our agreement with WWE, an additional balance due to us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of this third prototype, and subject to meeting WWE expectations as mentioned above. We expect that the prototype Coates generator engine will meet WWE's expectations. There can be no assurance, however, that these agreements, as well as those presently in negotiations with other licensees, will be consummated in accordance with these expectations or that payments will be received as called for in the agreements.

Item 7. Financial Statements.

      Reference is made to the Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A.  Controls and Procedures.

      Evaluation of disclosure controls and procedures:

      Based on their evaluation as of a date within 90 days of the filing date of this report, George J. Coates, our principal executive officer and principal financial officer until October 23, 2006, Mark Goldsmith, our current Chief Executive Officer, and Barry Kaye, our current Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Item 8B. Other Information.

      The following actions and events took place recently, which otherwise should have been reported on Form 8-K:

      The Company has entered into the following Material Definitive Agreements, all of them described in Item 10: Executive Compensation, under caption `Employment contracts and termination of employment and change-in-control arrangements':

      o Employment Agreement between the Company and Mark D. Goldsmith dated October 18, 2006

      o Employment Agreement between the Company and Barry C. Kaye dated October 18, 2006

      o Employment Agreement between the Company and George J. Coates dated October 23, 2006

      o Employment Agreement between the Company and Gregory Coates dated October 23, 2006

            The Company has entered into the following Material Definitive Agreements, all of them described in Item 1: Description of Business, under caption `Patents and Licenses':

      o License Agreement between the Company and George J. Coates and Gregory Coates dated October 23, 2006

      o License Agreement between the Company and Coates Trust dated October 23, 2006

The composition of the Company's Board of Director has been changed, as provided for in Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company replaced all of its executive officers, as provided for in Item 9:
Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table lists the current members of our board of directors and our executive officers. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George Coates.

--------------------------------------------------------------------------------
      Name                Age              Position
--------------------------------------------------------------------------------
Gregory Coates            36     Director, Chairman of the Board, and President-
                                 Technology Division
--------------------------------------------------------------------------------
Mark D. Goldsmith         63     Director, President and Chief Executive Officer
--------------------------------------------------------------------------------
Barry C. Kaye             53     Director, Treasurer and Chief Financial Officer
--------------------------------------------------------------------------------
Richard W. Evans          75     Director and Secretary
--------------------------------------------------------------------------------
Dr. Michael J. Suchar     50     Director *, **
--------------------------------------------------------------------------------
Dr. Frank Adipietro       48     Director *, **
--------------------------------------------------------------------------------
Glen Crocker              57     Director *, ***
--------------------------------------------------------------------------------
Richard Whitworth         57     Director *, ***
--------------------------------------------------------------------------------
*        Serves as an independent director.
**       Serves as a member of our compensation committee
***      Serves as a member of our audit committee

      Gregory Coates became a director of the Company on October 24, 2006, and has served as the Chairman of our Board of Directors since then. On October 23, 2006 he became our President - Technology Division. For the past fifteen years, Gregory Coates has worked with us as a design engineer, working in the research and development designing and building of the CSRV System and adapting this system to various existing applications. He created certain of our licensed inventions, and patented certain of them. Gregory Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology of Ireland.

      Mark D. Goldsmith became a director of the Company on October 24, 2006, and has been serving as our President and Chief Executive Officer since October 18, 2006. Prior to that Mr. Goldsmith served as the President, Chief Executive, Officer, Interim Chief Financial Officer and Director of Coates Motorcycle Co Ltd. Prior to that, Mr. Goldsmith worked in the securities industry in various managerial and supervisory capacities, beginning in 1973. In 1973, Mr. Goldsmith was named Vice President in charge of internal auditing and accounting for MKI Securities Inc., a New York Stock Exchange member, a position he held until 1979 when he took the position of Treasurer and Chief Financial Officer with Muller & Company, Inc., a New York Stock Exchange member firm. Mr. Goldsmith served in these positions until 1988. In 1988, Mr. Goldsmith left Muller & Company, Inc. when it was sold and became Senior Vice President of Sales with Moore, Schley, Cameron & Co., Inc., a New York Stock Exchange member firm, in which position he managed certain accounts of high net worth individuals through 1991. From 1991 through 1995, Mr. Goldsmith served as a Senior Vice President in charge of investment banking and syndication with Stuart Coleman & Co., Inc., a New York Stock Exchange member firm.

During the period 1996 through 1998, Mr. Goldsmith served as Executive Vice President, supervising investment banking and syndication, with Northeast Securities, Inc., a registered NASD broker-dealer in Garden City, New York. Following this period, Mr. Goldsmith served as a Securities Principal with the firm of Paul L. Forchheimer & Co., Inc., an American Stock Exchange associate member firm, until 2000 when he became President of Adolph, Komorsky & Co., Inc., a registered NASD broker-dealer in Tarrytown, New York. Mr. Goldsmith served in this capacity until October, 2001 when Adolph, Komorsky & Co., Inc. was merged into another securities brokerage firm.

In January 2002 Mr. Goldsmith became a financial consultant, initially, with the NASD member firm, MH Meyerson & Co., Inc., a public company, and shortly thereafter was appointed the Chief Financial Officer of this firm. In January, 2004, Mr. Goldsmith left to become a Managing Director of Chapman Spira & Carson LLC, an investment banking and consulting firm in New York City.

During his tenure at MH Meyerson & Co., Inc. the firm was found to be in violation of Rule 15c3-1 and Section 15(c) of the Securities Exchange Act of 1934, the "net capital rule" on three separate occasions with respect to certain of the firm's periodic reports filed with the Securities and Exchange Commission and the NASD that contained material misstatements. By reason of the foregoing, it was alleged that Mr. Goldsmith violated NASD Conduct Rules. Without admitting or denying the NASD allegations and for the purpose of settling this matter, on December 4, 2004 Mr. Goldsmith entered into a settlement with NASD providing for a four month NASD member suspension and a fine of $10,000, payable only upon Mr. Goldsmith's re-registration with the NASD. Mr. Goldsmith is currently eligible to re-register with an NASD firm if he chooses to do so. Mr. Goldsmith attended Pace University in New York.

      Barry C. Kaye became a director of the Company on October 24, 2006 and has been serving as our Treasurer and Chief Financial Officer since October 18, 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel. He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc. from 2003 to 2004. From 1999 to 2003, he was an Executive Business Consultant with BCK Business Consulting. From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation. From 1976 to 1987, Mr. Kaye was a Senior Audit Manager for Arthur Andersen & Co. He is a member of the American Institute of Certified Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants. Mr. Kaye received his B.S. Degree in Accounting from Brooklyn College.

      Richard W. Evans became a director of the Company in May 1996. Dr. Evans holds an ED.D degree from Rutgers University, was a Supervisor of the Highland Park School in Highland Park, New Jersey, a post held for more than the preceding five years until his retirement in June 1996.

      Michael J. Suchar became a director of the Company in May 1996. Dr. Suchar, who holds a Doctor of Dental Surgery degree from Temple University Dental School, has been a practicing pediatric dentist for more than the preceding five years.

      Frank Adipietro became a director of the Company on October 24, 2006. Dr. Adipietro, who holds an M.D. degree from Downstate Medical School, Brooklyn, has been practicing in the area of anesthesia and interventional pain management for more than twenty years.

      Glenn Crocker became a director of the Company on October 24, 2006. Mr. Crocker, who holds an MBA degree in Engineering Design, has been working for most of the past thirty five years as a designer and design engineer with various vehicle manufacturers.

      Richard Whitworth became a director of the Company on October 24, 2006. Mr. Whitworth, who holds a Bachelor of Science degree from the University of Florida, has been serving as the president of the Whitworth Group Inc. for the past 19 years. The Whitworth Group specializes in governmental and public relations, organizational development and financial services.

Significant Employees; Control Persons

      George J. Coates is our founder and served since our organization and until October 23, 2006 as a director of our Company, Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer and Chief Financial Officer. Since October 23, 2006, he is employed by us in a non-executive position, and is considered by us as a significant employee. George J. Coates served two apprenticeships in Europe while attending the College of Technology in London , and as an associate member of the S.A.E. He received The City and Guilds of London for electrical and mechanical engineering. He is a former management director of SCR motor engineers of Europe and holds the certificates of Ministry of Transport in the United Kingdom. He worked as an engineer for Rolls Royce and Mercedes Benz, and holds approximately 300 patents worldwide. He invented coolant disc brakes, invented a hydraulic suspension, invented and patented the Coates rotary valve system and invented and patented a turbine engine. George Coates is 66 years old.

      Due to his holdings in the our share capital George J. Coates is a control person. In 1991, the SEC commenced proceedings against Mr. Coates and the Company in the United States District Court, Southern District of New York, which, in August 2001, was settled and the case dismissed. The SEC brought a civil action against the Company, Mr. George Coates and related parties for alleged breaches of federal securities laws in connection with certain private placements that occurred in the early 1990's. Initially, the Court froze the assets of the Company and George J. Coates and appointed a special master to manage the Company's business affairs. Thereafter, the Company and George J. Coates negotiated a settlement with the SEC and a consent judgment was signed by them. The principal settlement provisions of this final consent judgment required Mr Coates to transfer ownership of the Company's Wall Township business premises to the Company, permitted Mr. Coates to retain title to the Coates Patents as long as he reimbursed the Company for the costs associated therewith, and the Company's commitment to undertake a registered rescission offer to certain private placement investors. George J. Coates agreed to use up to approximately $800,000 of his own funds first to buy back Company stock from those investors who chose rescission, with any required further rescission funds necessary to complete the rescission offer to be paid by the Company. The rescission offer was completed in 1997 with only 32 of the 328 private placement investors electing to rescind their investment. The 32 rescinding investors received $1,270,000 of rescission funds out of approximately $6,500,000 invested by all investors. Following the rescission, the Court dismissed the special master and the Company continued under the control of Mr. Coates. In concluding this proceeding, Mr. Coates was assessed a fine of $40,000 by the Court based upon its findings of four violations of federal securities disclosure laws in connection with the private placements. Specifically, the Court found that the private placement offering documents used by Mr. Coates at the time misrepresented that (1) the Coates engine surpassed the emissions standards imposed by the EPA; (2) the Company had a substantial number of firm orders for engines equipped with the Coates engine when the orders were found to be provisional; (3) the Company owned the patents to the Coates System when, at the time, they were owned by Mr. Coates, and; (4) the offering documents omitted disclosing Harley Davidson's discontinuance of testing the Coates prototype engines due to Harley's claims of malfunction.

      Mr. Coates does not agree with a number of the Court's findings.

Board Committees

      Our board of directors established an audit committee and a compensation committee in October 2006. All of the members of each of these standing committees are independent as defined under Nasdaq rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act.

      Audit Committee

      The audit committee's responsibilities will include: appointing, approving the compensation of, and assessing the independence of our independent auditor; overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor; reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics; discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements.

      All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee.

      Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Company restructured its Board of Directors, which required efforts and resources. However, it failed to attract adequate nominees for the position of audit committee financial expert due to the Company's limited resources.

      Compensation Committee

      The compensation committee's responsibilities will include:

      o     annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;
      o     determining the compensation of our chief executive officer;
      o reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;
      o     overseeing an evaluation of our senior executives;
      o     overseeing and administering our cash and equity incentive plans;
            and
      o reviewing and making recommendations to our board with respect to director compensation.

Corporate Governance

      We believe that good corporate governance is important to ensure that, as a public company, we will managed for the long-term benefit of our stockholders. In that regard, we have established and adopted charters for the audit committee and compensation committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees.

Compensation Committee Interlocks and Insider Participation

      Mark D. Goldsmith, Gregory Coates, Richard Evans and Barry C. Kaye will be our only executive officers who serve as members of the board of directors. None of our executive officers serves as a member of our compensation committee, audit committee or other committee serving an equivalent function. None of the current members of the compensation committee of our board has ever been one of our employees.

Liability Limitations and Indemnification

      The following description is intended as a summary only and is qualified in its entirety by reference to our amended and restated charter and amended and restated by-laws filed as exhibits to this report and to Delaware law. We refer in this section to our amended and restated charter as our charter, and we refer to our amended and restated by-laws as our by-laws.

      Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

      o any breach of their duty of loyalty to the corporation or its stockholders;
      o acts or omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;
      o unlawful payments of dividends or unlawful stock repurchases or redemptions; or
      o any transaction from which the director derived an improper personal benefit.

      The limitations do not apply to liabilities arising under the federal securities laws and do not affect the availability of equitable remedies, including injunctive relief or rescission.

      Our charter and by-laws provide that we will indemnify our directors and officers, and may indemnify other employees and agents, to the maximum extent permitted by law. We believe that indemnification under our by-laws covers at least negligence and gross negligence on the part of indemnified parties. Our by-laws also permit us to secure insurance on behalf of any officer, director, employee or agent for any liability arising out of actions taken in his or her capacity as an officer, director, employee or agent, regardless of whether the by-laws would permit indemnification.

      At present, the only litigation or proceeding involving any of our directors, officers or employees in which indemnification is, or may be sought in the future is the H. Alton Neff v. George Coates, Coates International, Ltd. et al. case which is described under Item 3 above (Legal Proceedings). We are not aware of any threatened litigation that may result in claims for indemnification.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under our charter or by-laws or the indemnification agreements we have entered into with our directors and officers, we have been advised that in the opinion of the SEC this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Item 10. Executive Compensation.

      With respect to the 2005 fiscal year, we had no executive officers other than George J. Coates, whose compensation was as follows:

                           Summary Compensation Table
                  (for the fiscal year ended December 31, 2005)

                                                                                          Long Term Compensation
                                                                                                  Awards
                                                          Annual Compensation             ----------------------
                                                ---------------------------------------   Restricted   Securities
                                                                         Other Annual       Stock     Underlying       All Other
Name and Principal Position              Year    Salary        Bonus     Compensation      Awards       Options      Compensation
---------------------------              ----   ---------    --------   -------------     ----------   ----------    -------------

George J. Coates,                        2005   $ 183,549    $      0      $      0       $      (1)        0         $       (1)
  President, Chief Executive Officer,
   Treasurer and Chief Financial
   Officer                               2004   $ 186,948    $      0      $      0       $       0         0         $        0

                                         2003   $ 183,548    $      0      $      0       $       0         0         $        0

(1) The Company granted Mr. Coates 1,000,000 shares of its common stock as consideration for a license agreement.

Option Grants / SARs

      The Company has never granted any stock options or SARs.

Director Compensation

      As of today, the directors who are not also our employees do not receive any compensation for serving in the Company's Board of Directors, the audit or compensation committees. The Company intends to adopt a scheme for compensation of our non-employee directors. Non-employee directors also will be eligible to receive stock options under our equity incentive plan.

      We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending board of directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director.

Employment contracts and termination of employment and change-in-control arrangements

On October 18 and 23, 2006, we signed employment contracts with George J. Coates and with three new executives, who are serving as directors of the Company. Under the four employment agreements the employees are entitled to terminate their employment with us under certain circumstances, referred to as a good reason, thus receiving severance payment and full acceleration of their options. Such circumstances include reduction in salary or benefits and diminution in authority or responsibility to a non-executive position.

Under the four employment agreements the employees are entitled to customary benefits and expense reimbursement, as well as for an annual bonus that shall not exceed $100,000 until the Threshold Date. Summary of the additional compensation terms under the employment agreements appears in the table below.

-------------------------- --------------- --------------- --------------- ------------------ ------------
                               Annual      Number of stock                     Severance      Term of the
Name & position             compensation      options *     Life insurance     payment**       Agreement
-------------------------- --------------- --------------- --------------- ------------------ ------------
George Coates, non
  executive, significant                                                    One year salary
  employee                   $ 300,000        3,000,000       $2,000,000          ***          Five years
-------------------------- --------------- --------------- --------------- ------------------ ------------

Gregory Coates, President                                                   One year salary
  Technology Division        $ 200,000        3,000,000       $2,000,000          ***          Five years
-------------------------- --------------- --------------- --------------- ------------------ ------------
                                                                            Salary through
                                                                             the remaining
Mark D. Goldsmith,                                                            term of the
  President and Chief                                                         agreement,
  Executive Officer          $ 200,000        1,500,000          None       minimum One year   Three years
-------------------------- --------------- --------------- --------------- ------------------ ------------

Barry C. Kaye, Treasurer
  and Chief Financial
  Officer                    $ 125,000           25,000          None       One year salary    Three years
-------------------------- --------------- --------------- --------------- ------------------ ------------

* The Options have not been granted, yet the Company undertook to grant them as stated above. The options will be granted under the following terms: the options vest in three equal installments each year, the first installment to vest once the employment agreement that includes the undertaking to grant the options becomes effective. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate such an employee without cause. The exercise price will equal to the fair market value on the date of grant.

** The entitlement for the severance payment is subject to the employee terminating his employment for a good reason.

*** The severance payment shall be increased to an amount equal to two years salary in the event such termination for a good reason occurs after the Threshold Date.

Under their employment agreements, George and Gregory Coates undertook to vote all their shares in the Company to elect to our Board of Directors at least two `independent directors' as defined by the rules of the SEC and NASDAQ. In addition, our rights in intellectual property rights developed by George and Gregory Coates will be as set forth in a certain license agreement dated October 23, 2006 and described in Item 1, under caption `Patents and Licenses'. Under their employment agreements we are not entitled to terminate either George or Gregory Coates employment unless they are terminated for cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information with respect to the beneficial ownership of our Common Stock as of October 16, 2006 for:

      o     each of our executive officers and directors;
      o     all of our executive officers and directors as a group; and
      o any other beneficial owner of more than 5% of our outstanding Common Stock.

      Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

      Percentage ownership calculations are based on 266,894,278 shares outstanding as of October 16, 2006 . Addresses of named beneficial owners are care of Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

                                                            Beneficial Ownership
                                -----------------------------------------------------------------------
                                 Outstanding Shares    Right to Acquire       Shares Beneficially Owned
                                 ------------------    ----------------       -------------------------
Name and Address of Beneficial  Beneficially Owned  Within 60 Days After     Number         Percentage
             Owner                                      June 30, 2005
------------------------------  ------------------- --------------------    -------------   -----------
Gregory Coates                       14,032,520               0             14,032,520          5.26%

Frank Adipietro                         810,000               0                810,000           0.3%

Richard Evans                           660,000               0                660,000          0.25%

Michael J. Suchar                       241,600 (1)           0                241,600 (1)      0.09%

All executive officers and
directors as a group (3
persons)                             15,744,120               0             15,744,120           5.9%

Other 5% owners:

George J Coates                     208,272,760 (2)           0            208,272,760 (2)     78.03%

(1) Includes 20,000 shares owned by Mr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

(2) Includes 1,956,960 shares owned by Mr. Coates' spouse, beneficial ownership of which is disclaimed by George J. Coates.

Option Grants

      The Company has never granted any stock options. It has adopted its 2006 Stock Option and Incentive Plan described below, subject to stockholder approval. The Board will consider option grants to new employees following stockholder approval. The Company undertook to grant an aggregate number of 7,525,000 options to four of its employees.

2006 Stock Option and Incentive Plan

      The Company's 2006 Stock Option and Incentive Plan (the "Stock Plan") was adopted by the Company's Board of Directors in October 2006, subject to stockholder approval. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options ("incentive stock options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options not intended to qualify as incentive stock options ("non-statutory options"), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of that number.

      The Stock Plan is administered by the Board of Directors and the Compensation Committee. Subject to the provisions of the Stock Plan, the Board of Directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of Common Stock subject to the award. Payment of the exercise price of an award may be made in cash, in a "cashless exercise" through a broker, or if the applicable stock option agreement permits, shares of Common Stock or by any other method approved by the Board or Compensation Committee. Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

      Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the Board shall, as to outstanding awards (on the same basis or on different bases as the Board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the Board deems appropriate, the fair market value of which (as determined by the Board in its sole discretion) shall not materially differ from the fair market value of the shares of Common Stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the Board may, on the same basis or on different bases as the Board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the Board in its sole discretion) for the shares subject to such Options over the exercise price thereof. Unless otherwise determined by the Board (on the same basis or on different bases as the Board shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The Company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

      The Board may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

      The Board of Directors or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

Item 12. Certain Relationships and Related Transactions.

      The Company subcontracts its project expense from Coates Precision Engineering, of which George J. Coates is the sole shareholder. During the years ended December 31, 2005 and 2004, the Company paid $84,058 and $46,112, respectively, for these services.

      On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd ("Coates Motorcycle"). Prior to the agreement, Gregory Coates, son of George J. Coates, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted an exclusive license to utilize the CSRV System for the manufacturing use or sale of motorcycles and gasoline powered internal combustion engines used in motorcycles in North America, Central America and South America. In addition the Company granted the non-exclusive license to use the CSRV Seals in the manufacture of the CSRV Systems for incorporation into motor engines in North America, Central America and South America. In consideration we received approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. On March 5, 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. During 2005, the Company sold 9,400 shares of Coates Motorcycle for $5.00 per share and realized a gain of $47,000 on the sale.

Item 13.  Exhibits.

--------------------------------------------------------------------------------
Exhibit No.                  Description
--------------------------------------------------------------------------------
3.1*        -     Restated Certificate of Incorporation
--------------------------------------------------------------------------------
3.1(i)+     -     Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000
--------------------------------------------------------------------------------
3.1(ii)+    -     Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001
--------------------------------------------------------------------------------
3.2*        -     Bylaws
--------------------------------------------------------------------------------
10.3*       -     License Agreement dated December 22, 1997 between George J.
                  Coates and the Company and First and Second Amendments thereto dated July 17, 1995.
--------------------------------------------------------------------------------
10.4*       -     Third Amendment dated September 21, 1995 to License Agreement dated February 17, 1995 between George J. Coates and the
                  Company
--------------------------------------------------------------------------------
10.5*       -     License Agreement dated February 22, 1993 between Gregory
                  Coates and the Company, and First Amendment thereto dated July
                  17, 1995
--------------------------------------------------------------------------------
10.6+       -     License Agreement, dated September 29, 1999, with Well to Wire
                  Energy, Inc.
--------------------------------------------------------------------------------
10.7+       -     Amendment No. 1 to License Agreement with Well to Wire Energy
                  Inc. dated April 6, 2000
--------------------------------------------------------------------------------
10.8+       -     Amendment No. 2 to License Agreement with Well to Wire Energy
                  Inc. dated July 21, 2000
--------------------------------------------------------------------------------
10.11#      -     Sublicense Agreement, dated April 30,2003, the Company and
                  Coates Motorcycle Company, Ltd.
--------------------------------------------------------------------------------
10.12#      -     License Agreement, dated April 30, 2003, by and between George
                  J. Coates, Gregory G. Coates and the Coates Trust,
                  collectively as Licensor, and Coates Motorcycle Company, Ltd.,
                  as Licensee.
--------------------------------------------------------------------------------
10.13&            Amendment No. 1 to Sublicense Agreement, dated March 5, 2004, between the Company and Coates Motorcycle Company, Ltd.
--------------------------------------------------------------------------------
10.14&      -     Amendment No. 1 to License Agreement, dated March 5, 2004, between George J. Coates, Gregory G, Coates and the Coates
                  Trust and Coates Motorcycle Company, Ltd.
--------------------------------------------------------------------------------
10.15 ^     -     Confirmation Letter Agreement between the Company and Well to
                  Wire Energy Inc. dated July 7, 2006
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit No.                  Description
--------------------------------------------------------------------------------
10.16 @     -     Employment Agreement between the Company and Mark D. Goldsmith dated October 18, 2006
--------------------------------------------------------------------------------
10.17 @     -     Employment Agreement between the Company and Barry C. Kaye dated October 18, 2006
--------------------------------------------------------------------------------
10.18 @     -     Employment Agreement between the Company and George J. Coates dated October 23, 2006
--------------------------------------------------------------------------------
10.19 @     -     Employment Agreement between the Company and Gregory Coates dated October 23, 2006
--------------------------------------------------------------------------------
10.20 @     -     License Agreement between the Company and George J. Coates and
                  Gregory Coates dated October 23, 2006
--------------------------------------------------------------------------------
10.21 @     -     License Agreement between the Company and Coates Trust dated
                  October 23, 2006
--------------------------------------------------------------------------------
10.22 @     -     2006 Employee Stock Option and Incentive Plan adopted on
                  October 25, 2006
--------------------------------------------------------------------------------

* These Exhibits are hereby incorporated by reference from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884. + Incorporated by reference from the Company's Registration Statement and amendments thereto filed on Form 10-SB12G with the Securities and Exchange Commission, File No. 000-33155.
# Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2003.

& Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 2004.

^ Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2006.

@ Filed herewith

                                 ---------------

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2005.

Item 14. Principal Accounting Fees and Services.

      Audit Fees:

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $42,445 and $40,883 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2005 and December 31, 2004, respectively.

      Audit-related Fees:

      Rosenberg did not bill us for, nor performed professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004.

      Tax Fees:

      Rosenberg billed us in the aggregate amount of $2,194 and $1,820 for professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

      All Other Fees:

      No fees were billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as audit, audit-related and tax fees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2006.


                                        COATES INTERNATIONAL, LTD.


                                        By: /s/ Mark D. Goldsmith
                                           -------------------------------------
                                        Mark D. Goldsmith, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

      Signature                   Title                             Date
----------------------  -----------------------------------  -------------------


/s/ Gregory Coates      Director, Chairman,                     October 25, 2006
----------------------  President-Technology Division
Gregory Coates


/s/ Mark D. Goldsmith   Director, President,                    October 25, 2006
----------------------  Chief Executive Officer
Mark D. Goldsmith       (principal executive officer)


/s/ Barry C. Kaye       Director, Treasurer,                    October 25, 2006
----------------------  Chief Financial Officer
Barry C. Kaye           (principal financial and
                        accounting officer)


/s/ Richard W. Evans    Director and Secretary                  October 25, 2006
----------------------
Richard W. Evans


/s/ Michael J. Suchar   Director                                October 25, 2006
----------------------
Michael J. Suchar


/s/ Frank Adipietro     Director                                October 25, 2006
----------------------
Frank Adipietro


/s/ Glenn Crocker       Director                                October 25, 2006
----------------------
Glenn Crocker


                        Director                                October 25, 2006
----------------------
Richard Whitworth

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


Bridgewater, New Jersey
February 28, 2006

                           Coates International, Ltd.
                                 Balance Sheets

                                     Assets

                                                                               2005            2004
                                                                                            (Restated)
                                                                           ------------    ------------
Current Assets
      Cash                                                                 $  1,928,123    $    180,182
      Inventory                                                                 409,300         290,312
       Prepaid expenses                                                         191,644              --
                                                                           ------------
           Total Current Assets                                               2,529,067         470,494

Investment in related party                                                          --         260,344
Deferred offering costs                                                          22,500              --
Property, plant and equipment, net of accumulated                             1,502,494       1,555,103
depreciation of $708,291 and $652,676 in 2005 and 2004,
respectively (note 11)
Due from related party                                                               --          32,888
Security deposits (note 10)                                                     197,500           2,500
Patents, net of accumulated amortization of $1,102 in 2005                       54,356              --
                                                                           ------------    ------------

           Total Assets                                                       4,305,917       2,321,329
                                                                           ============    ============

                    Liabilities and Stockholders' Impairment

Current Liabilities
      Accounts payable                                                            1,289          39,819
      Accrued expenses                                                          541,242         544,309
      Current portion of mortgage payable                                            --           4,770
      Income taxes payable                                                      127,156              --
      Due to related parties                                                    137,637         150,000
                                                                                           ------------
           Total Current Liabilities                                            807,324         738,898

License deposits                                                                940,000         940,000
Mortgage payable, net of current portion                                             --         863,412
Finance obligation (note 11)                                                  3,876,607              --
                                                                           ------------    ------------
           Total Liabilities                                                  5,623,931       2,542,310
                                                                           ------------    ------------

Commitments and Contingencies                                                        --              --

Stockholders' Impairment
      Preferred stock, Series A, $.001 par value 14,000,000
      shares authorized,
                                                                           ------------    ------------
      no shares issued or outstanding
      Common stock, $.0001 par value, 1,000,000,000 shares authorized,
       266,894,278 and 265,859,278 shares issued and outstanding in 2005         26,689          26,586
      and
      2004, respectively
      Additional paid-in capital                                             17,176,155      17,001,258
      Accumulated deficit                                                   (18,520,858)    (17,248,825)
           Total Stockholders' Impairment                                    (1,318,014)       (220,981)
                                                                           ------------    ------------

           Total Liabilities and Stockholders' Impairment                  $  4,305,917    $  2,321,329
                                                                           ============    ============

The accompanying notes are an integral part of these financial statements.

                           Coates International, Ltd.
                            Statements of Operations

                                                          Year Ended December 31,
                                                      ------------------------------
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

                           Coates International, Ltd.
                     Statements of Stockholders' Impairment
                                   (Restated)

                                                              Common Stock           Additional
                                                      ---------------------------     Paid in       Accumulated     Shareholders'
                                                         Shares         Amount        Capital         Deficit        Impairment
                                                      ------------   ------------   ------------    ------------    ------------
Balance, January 1, 2004, as previously reported       265,591,992   $      2,655   $ 16,210,189    $(16,485,500)   $   (272,656)

     Restatement for correction of error                        --         23,904        (23,904)             --              --
                                                      ------------   ------------   ------------    ------------    ------------

Balance, January 1, 2004, restated                     265,591,992         26,559     16,186,285     (16,485,500)       (272,656)

    Issuance of common stock for cash                      267,286             27        814,973              --         815,000

    Net loss for the year                                       --             --             --        (763,325)       (763,325)
                                                      ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2004                             265,859,278         26,586     17,001,258     (17,248,825)       (220,981)

    Issuance of common stock  for license agreement      1,000,000            100           (100)             --              --

    Issuance of common stock  for cash                      29,000              2        144,998              --         145,000

    Issuance of common stock  in settlement of               6,000              1         29,999              --          30,000
        accounts payable and accrued interest

    Net loss for the year                                       --             --             --      (1,272,033)     (1,272,033)
                                                      ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2005                             266,894,278   $     26,689   $ 17,176,155    $(18,520,858)   $ (1,318,014)
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

6. INVENTORY

      Inventory at December 31, consists of the following:

                          2005       2004
                        --------   --------
      Raw Materials     $186,918   $102,860
      Work in Process    222,382    187,452
                        --------   --------
                Total   $409,300   $290,312
                        ========   ========

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

      Recognition of revenue attributable to the above license payments has been deferred until such time as all conditions have been satisfied and the benefits of the license can be realized by the licensee Thereafter, such revenue will be recognized over the term of the Company's various patent registrations which expire at various times during the period from 2007 through 2020.

9. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

                                           2005           2004
                                       -----------    -----------
       Land                            $   920,550    $   920,550
       Building                            579,450        579,450
       Building improvements               219,371        219,371
        Machinery and equipment            452,119        449,113
        Furniture and fixtures              39,295         39,295
                                       -----------    -----------
                                         2,210,785      2,207,779
      Less: Accumulated depreciation      (708,291)      (652,676)
                                       -----------    -----------

                  Total                $ 1,502,494    $ 1,555,103
                                       ===========    ===========

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

13. ACCRUED EXPENSES

      Accrued expenses at December 31 are comprised of the following:

                                                    2005       2004
                                                  --------   --------
            Legal fees                            $519,345   $483,297
            General and administrative expenses     21,896     48,936
                                                  --------   --------
             Interest expense                          -0-     12,076
                                                  --------   --------
                       Total                      $541,241   $544,309
                                                  ========   ========

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

15. INCOME TAXES

      The current income tax (provision) benefit is comprised of the following:

                  2005        2004
                --------    --------

      Federal   $     --    $     --
                --------    --------

      State     $(11,117)   $218,349
                --------    --------

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

      The Company's total deferred tax asset and valuation allowance are as follows at December 31:

                                      2005          2004
                                  -----------    -----------
      Total deferred tax assets   $ 5,097,713    $ 4,098,789
      Less valuation allowance     (5,097,713)    (4,098,789)
                                  -----------    -----------
      Net deferred tax assets     $        --    $        --
                                  ===========    ===========

      The differences between income tax benefit (provision) in the financial statements and the tax benefit (provision) computed at the U.S. Federal statutory rate of 34% at December 31 are as follows:

                                                                2005     2004
                                                               ------   ------
Federal Tax benefit at the statutory rate                        34.0%    34.0%
State income taxes, net of federal benefit                       (6.7)     5.9
Sale of prior year state net operating loss carryforward,
net of federal tax                                                6.1    (22.2)
Gain on sale of property deferred for financial reporting       (65.0)     --
purposes
Equity in loss of unconsolidated subsidiary not deductible       (7.0)     --
Utilization of Federal net operating loss carryforward           37.7      --
Valuation Allowance                                                --    (39.9)
                                                               ------   ------
   Effective Tax Rate                                             0.9%   (22.2)%
                                                               ======   ======

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

      Summarized information for Coates Motorcycle is as follows:

                                                 Year Ended December 31,
                                                --------------------------
                                                   2005           2004
                                                -----------    -----------
      Revenue                                   $        --    $        --
       Operating expenses                         1,087,331        344,249
       Net loss                                  (1,083,292)      (340,705)

                                                     As of December 31,
                                                --------------------------
                                                   2005           2004
                                                -----------    -----------

      Current assets                            $   209,216    $    27,711
       Total assets                                 759,159        383,384
       Current liabilities                         (438,821)      (219,925)
       Total liabilities                         (1,030,020)      (224,425)
       Stockholders' impairment                    (272,861)      (158,959)

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

      The impact of these adjustments on the financial statements as originally reported is summarized below:

                                                December 31, 2004
                                           As reported    As Restated
                                          ------------    ------------
Investment in related party               $    362,200    $    260,344
 Total assets                                2,423,185       2,321,329
 Common stock, par value                         2,658          26,586
 Additional paid in capital                 17,025,186      17,001,258
 Accumulated other comprehensive income        101,856             -0-
 Stockholders' impairment                     (119,125)       (220,981)
 Other comprehensive income                   (101,856)            -0-
 Net loss per share                                -0-             -0-