Form 10QSB
period 2006-09-30
COATES INTERNATIONAL LTD \DE\
filed 2006-11-14
CIK 948426

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 33-948884

Coates International, Ltd.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2925432
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of September 30, 2006, there were 266,894,278 shares of the Registrant’s common stock issued and outstanding.

Coates International, Ltd.
Index to Form 10-QSB for the Third Quarter of 2006

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheet	2

Condensed Statements of Operations.	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3. Controls and Procedures	15

PART II - OTHER INFORMATION	16

Item 1. LEGAL PROCEEDINGS	16

Item 6. EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	17

Coates International, Ltd.
Condensed Balance Sheet
September 30, 2006
(Unaudited)

Assets
Current Assets
Cash	$558,839
Inventory	562,777
Prepaid expenses	57,363
Total Current Assets	1,178,979

Deferred offering costs	112,542
Investment - related party	-
Property, plant and equipment, net of accumulated depreciation of $748,039	1,509,816
Patents, net of accumulated amortization of $2,913	80,541
Security deposits	197,500
Total Assets	$3,079,378
Liabilities and Stockholders’ Impairment
Current Liabilities
Accounts payable	$6,436
Accrued expenses	912,630
Due to related parties	92,337
Total Current Liabilities	1,011,403

License deposits	940,000
Finance obligation	3,876,607

Total Liabilities	5,828,010
Stockholders' Impairment
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 266,894,278 shares issued and outstanding	26,689
Additional paid-in capital	17,176,155
Accumulated deficit	(19,951,476)
Total Stockholders' Impairment	(2,748,632)
Total Liabilities and Stockholders' Impairment	$3,079,378

See notes to condensed financial statements.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	369,205	131,575	1,129,515	545,501
Research and development	-	4,467	-	10,918
Depreciation and amortization expense	16,069	12,307	41,564	43,941
Total Operating Expenses	385,274	148,349	1,171,079	600,360

Loss From Operations	(385,274)	(148,349)	(1,171,079)	(600,360)

Other Income (Expense)
Equity loss on investment - related party	-	(54,059)	-	(237,428)
Interest income	4,263	-	30,127	-
Interest expense	(97,500)	(32,070)	(289,666)	(93,841)
Gain on sale of stock -related party	-	32,000	-	47,000
Total Other (Expense)	(93,237)	(54,129)	(259,539)	(284,269)

Loss Before Income Taxes	(478,511)	(202,478)	(1,430,618)	(884,629)

Income Taxes	-	-	-	-
Net Loss	$(478,511)	$(202,478)	$(1,430,618)	$(884,629)
Net Loss per share (Basic and diluted)	$-0-	$-0-	$(0.01)	$-0-
Weighted Average Number of Common Shares Outstanding	266,894,278	265,894,278	266,894,278	265,873,670

See notes to condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flow From Operating Activities	$(1,158,876)	$(535,643)
Cash Flow From Investing Activities
Acquisition of Fixed Assets	(47,070)	(2,255)
Sale of Stock in Minority Interest - related party	-	47,000
Outlays for Patents and Trademarks	(27,996)	(62,391)
Net Cash Used for Investing Activities	(75,066)	(17,646)
Cash Flow From Financing Activities
Payments for deferred offering costs	(90,042)	-
Repayment of mortgage	-	(2,284)
Proceeds (repayment) of related party loan	(45,300)	200,437
Short term borrowings	-	37,786
Proceeds from issuance of stock	-	145,000
Net Cash (Used for) Provided by Financing Activities	(135,342)	380,939

Net (Decrease) in Cash	(1,369,284)	(172,350)
Cash - Beginning of Period	1,928,123	180,182
Cash - End of Period	$558,839	$7,832

Schedule of Supplemental Cash Flow Data:
Cash paid for:
Income taxes	$146,467	$4,054
Interest	$127,166	$93,841

See notes to condensed financial statements.

Coates International, Ltd.
Notes to Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for future periods. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2005, and its quarterly report on Form 10-QSB for the period ended June 30, 2006.

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

NEW SIGNIFICANT ACCOUNTING POLICY

Stock Based Compensation

During October 2006, the 2006 Stock Option and Incentive Plan (“Stock Plan”) was adopted by the Company’s Board of Directors. The Company will account for stock options granted pursuant to this plan in accordance with the accounting provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“Statement 123(R)”). Stock-based compensation expense for all stock based compensation awards granted will be based on the grant-date fair value estimate in accordance with the provisions of Statement 123(R).

RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that researches and develops a heavy cruiser motorcycle equipped with the Coates SRV engine. Gregory Coates, our Chairman of the Board is the majority stockholder of Coates Motorcycle. During the nine months ended September 30, 2005, the Company sold 9,400 of its shares of common stock of Coates Motorcycle for $47,000.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses.

Summarized information for Coates Motorcycle is as follows:

For the Nine Months Ended September 30,	2006	2005
Revenue	$-	$-
Operating expenses	675,005	820,551
Net loss	(731,432)	(794,244)

As of September 30,	2006	2005
Current assets	$153,886	$121,227
Total assets	726,792	516,988
Current liabilities	(477,203)	(579,467)
Total liabilities	(1,379,585)	(583,967)
Stockholders’ impairment	652,793	66,979

During the three month period ended September 30, 2005, the Company received $55,000 from Coates Motorcycle as reimbursement of general and administrative expenses incurred on its behalf. For the nine month period ended September 30, 2005, a total of $65,991 was received from Coates Motorcycle for such purpose.

George J. Coates, a previous officer of the Company and currently a significant employee and majority stockholder, has made loans to the Company at various times to provide working capital, the outstanding balance of which was $92,337 at September 30, 2006. These borrowings are in the form of demand loans which carry no interest and are repaid from time to time depending upon cash availability.

The Company paid $32,050 and $73,458 during the nine months ended September 30, 2006 and 2005, respectively, to Coates Precision Engineering, Ltd. a Company owned solely by George J. Coates, for services in connection with engineering certain materials for use in production. This amount is reflected in inventory on the accompanying balance sheet.

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

SUBSEQUENT EVENTS

1.	New Licensing Agreement with George J. Coates and Gregory Coates -

On October 23 2006, we signed a license agreement with George J. Coates and Gregory Coates (the “New Coates License Agreement”), that replaces the license agreements signed on December 22, 1997

SUBSEQUENT EVENTS (CONTINUED)

and November 10, 2005. The New Coates License Agreement will become effective upon the closing by us of the sale of at least $10,000,000 of our capital stock, provided that such investment occurs on or before December 31, 2006. The Company is currently in discussions to extend the effective date beyond December 31, 2006. Under the New Coates License Agreement, George J. Coates and Gregory Coates granted to us: (A) an exclusive, perpetual, royalty-free, fully paid-up license to all intellectual property that is currently owned or controlled by them that relates to an internal combustion engine that includes the CSRV System (the “CSRV Engine”) plus any such intellectual property that is developed by them during their employment with us and for five years after termination of such employment for the purpose of development, manufacturing, sale and/or distribution of the CSRV Engine; and (B) a perpetual, royalty-free, fully paid-up license to all intellectual property that is currently owned or controlled by them or that is developed by them during their employment with us and for five years after termination of employment that do not relate to the CSRV Engine for the purpose of development, manufacturing, sale and/or distribution of the CSRV Engine. The license under (B) above shall be exclusive through the earlier to occur of: (i) the end of any four consecutive fiscal quarters in which we recognize revenue of at least $200 million (the “Threshold Date”); or (ii) December 31, 2009, and thereafter shall become non-exclusive. The licenses in (A) and (B) above are limited to North, South and Central America, provided, however, that until the Threshold Date such licenses shall apply worldwide. In addition, after the Threshold Date such licenses shall include all countries outside of North America, Central America and South America in which we will have sold our products through the Threshold Date for at least $5 million in the aggregate, provided, however, that such licenses shall be non-exclusive.

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

2.	New Licensing Agreement with the Coates Trust -

On October 23, 2006 we signed a license agreement with the Coates Trust, a trust formed under the laws of the Commonwealth of the Bahamas (the “Trust”, the “Trust License Agreement”). The beneficiaries of the Trust are certain members of the Coates family, including George and Gregory Coates, and it holds certain rights to the CSRV technology outside of the North America, South America and Central America. The Trust License Agreement perfects our rights to market and sell products based on our technology as set forth in the description of the New Coates License Agreement, and will become effective at the same time as the New Coates License becomes effective. The Company is currently in discussions to extend the effective date beyond December 31, 2006. The Trust License Agreement provides for a payment to the Trust of royalties of $100 for every CSRV Engine we, our affiliates and sublicensees sell that includes intellectual property rights licensed to us by the Trust. In addition, we will pay 50% of all payments received from our sublicensees for sublicensing to them, rights licensed to us under the Trust License Agreement.

3.	Employment Contracts

On October 18 and 23, 2006, we signed employment contracts with George J. Coates and with three new executives, who are serving as our directors. Payment of salaries under these agreements is deferred until

SUBSEQUENT EVENTS (CONTINUED)

the earlier to occur of (i) the closing by us of the sale of at least $10,000,000 of our capital stock, or (ii) December 31, 2006. The Company is currently in discussions to extend the effective date beyond December 31, 2006. Under the four employment agreements the employees are entitled to terminate their employment with us under certain circumstances, referred to as a good reason, thus receiving severance payment and full acceleration of their options. Such circumstances include reduction in salary or benefits and diminution in authority or responsibility to a non-executive position.

Under the four employment agreements, the employees are entitled to customary benefits and expense reimbursement, as well as an annual bonus to be determined by the Compensation Committee of the Board of Directors. Summary of additional compensation terms under the employment agreements appears in the table below:

Name and position	Annual compensation	No. of stock options*	Life insurance	Severance payment**	Term of the Agreement
George Coates, non executive, significant employee	$300,000	3,000,000	$2,000,000	One year salary ***	Five years
Gregory Coates, President, Technology Division	$200,000	3,000,000	$2,000,000	One year salary ***	Five years
Mark D. Goldsmith, President and Chief Executive Officer	$200,000	1,500,000	None	Salary for remaining term of agreement, One year minimum	Three years
Barry C. Kaye, Treasurer and Chief Financial Officer	$125,000	25,000	None	One year salary	Three years

* The Options have not been granted, yet the Company undertook to grant them as stated above. The options will be granted under the following terms: the options vest in three equal installments each year, the first installment to vest once the employment agreement that includes the undertaking to grant the options becomes effective. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate such an employee without cause. The exercise price will equal the fair market value on the date of grant.

** The entitlement for the severance payment is subject to the employee terminating his employment for a good reason.

*** The severance payment shall be increased to an amount equal to two years salary in the event such termination for a good reason occurs after the Threshold Date.

Under their employment agreements, George and Gregory Coates undertook to vote all their shares in the Company to elect to our Board of Directors at least two ‘Independent Directors’ as defined by the rules of the SEC and NASDAQ. In addition, our rights in intellectual property rights developed by George and Gregory Coates will be as set forth in the new license agreements described above. Under their employment agreements, we are not entitled to terminate the employment of either George or Gregory Coates other than for cause.

SUBSEQUENT EVENTS (CONTINUED)

4.	2006 Stock Option and Incentive Plan

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s Board of Directors in October 2006. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any individual employee under the Stock Plan shall not exceed 25% of that number.

The Stock Plan is administered by the Board of Directors and the Compensation Committee. Subject to the provisions of the Stock Plan, the Board of Directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of Common Stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of Common Stock or by any other method approved by the Board or Compensation Committee. Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

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

The Board may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-

SUBSEQUENT EVENTS (CONTINUED)

based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

The Board of Directors or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our contract with Well to Wire Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various period reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Background

Coates International Ltd. ("We", "our", "us", "CIL" or the "Company") has completed the development of the Coates Spherical Rotary Valve (“CSRV”) technology, which has been designed for use in internal combustion engines of all types. We are now preparing to enter the production phase of our operations. In this phase, our primary focus will be production of our generator for up to 300 kilowatts per hour, depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV engine, the “Generator”). We are also actively seeking opportunities to license our technology to original equipment manufacturers interested in incorporating our technology into other applications.

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, CIL signed an agreement (the "WWE Agreement") with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, relating to the distribution in Canada of V-8 cylinder engines modified with the Coates Rotary Valve System to be fueled by natural gas to generate electrical power for future payments, of which a deposit payment in the amount of $300,000 was made. A separate research and development agreement between CIL and WWE provides for development and delivery of certain prototype engines.

On July 7, 2006, we signed a confirmation letter agreement with WWE that provides as follows:

•
The Company expects to ship to WWE in the near term the third power unit of the Generator. Upon receipt of the Generator, and pending test results meeting WWE’s expectations, the balance of $3,905,000 on account of the research and development agreement mentioned above will become due to the Company by WWE. In addition, 180 days later, the balance of US $4,700,000 on account of the distribution agreement mentioned above will become due to the Company by WWE in 16 equal quarterly installments.

•	WWE will have the exclusive right to use, lease, and sell the generators that are based on the CSRV System technology within Canada.

•	WWE will have a right of first refusal to market the generators that are based on the CSRV System technology worldwide.

•
The Company and WWE have agreed that the minimum annual number of Generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per Generator shall be US $150,000. The minimum purchase requirement shall start in 2007.

•	WWE shall not be required to pay any royalties to us as part of these agreements.

•	Patent Rights. All patent and other intellectual property rights related to the engine will remain with CIL.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

No revenues were generated during the three month periods ended September 30, 2006 and 2005. Total operating expenses for the three month periods ended September 30, 2006 and 2005, respectively, were $385,274 as compared to $148,349. Research and development expenses were $ -0- and $4,467 for the three month periods ended September 30, 2006 and 2005, respectively. This reflects the Company’s shift from R&D activities to pre-production activities as efforts were directed towards completion of the third prototype production engine for WWE. Approximately $69,188 represented labor charges for the three month period ended September 30, 2006.

General and administrative expenses increased to $369,205 for the three months ended September 30, 2006 from $131,575 in the corresponding three month period in 2005. This $237,630, or 181% increase primarily resulted from increased legal fees of approximately $111,000, increased patent maintenance expenses of approximately $30,000, a $55,000 reduction in the amount of general and administrative expenses reimbursed by Coates Motorcycle Company, Ltd., an increase in salaries and wages of approximately $18,000 and an increase in real estate taxes of approximately $12,000.

Interest expense increased to $97,500 from $32,070 for the three months ended September 30, 2006 and 2005, respectively, primarily due to the higher balance of the finance obligation, arising from a 2005 sale/leaseback transaction, the balance of which was $3,876,607 at September 30, 2006. See a more detailed discussion of this transaction below under the “Results of Operations - Nine Months Ended September 30, 2006 Compared to Nine Months ended September 30, 2005.” This transaction is being accounted for under the finance obligation method required under generally accepted accounting principles for sale/leasebacks as a result of the option granted to the Company to repurchase the property. In 2005, the interest expense incurred primarily related to interest on a mortgage loan which had a balance of approximately $863,000 at September 30, 2005. This mortgage loan was secured by the Company’s property that contains its principal offices, warehouse and manufacturing facilities.

The Company experienced a net loss for the three month periods ended September 30, 2006 and 2005, of $478,511 and $202,478, respectively. The net loss for the three month period ended September 30, 2005 included the Company’s share of losses based on its equity ownership in Coates Motorcycle amounting to $54,059 and a gain on sale of common stock of $32,000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

No revenues were generated during the nine month periods ended September 30, 2006 and 2005. Total operating expenses for the nine month periods ended September 30, 2006 and 2005, were $1,171,079 and $600,360, respectively, an increase of 95%. Research and development expenses were $ -0- and $10,918 for the nine month periods ended September 30, 2006 and 2005, respectively. This decrease in research and development expenses reflects the Company’s shift from R&D activities to production activities as efforts were directed towards completion of the third prototype production engine for Well-to-Wire. Approximately $157,563 for the nine month period ended September 30, 2006 represented labor charges.

General and administrative expenses increased to $1,129,515 for the nine months ended September 30, 2006 from $545,501 in the corresponding nine month period in 2005. This $584,014, or 107% increase primarily resulted from increased legal fees of approximately $311,000, increased professional fees of approximately $80,000, increased patent maintenance costs of approximately $76,000, an approximately $66,000 reduction in the amount of general and administrative expenses reimbursed by Coates Motorcycle Company, Ltd., an increase in real estate taxes of approximately $29,000, an increase in salaries and wages of approximately $27,000, an increase in scrapped materials of approximately $19,000, an increase in miscellaneous taxes of approximately $15,000, an increase in shop supply expenses of approximately $10,000 and an increase in property insurance of approximately $8,000 offset by a refund of previously expensed testing fees in the amount of $(40,000), lower expenditures for marketing of approximately $(14,000), a reduction in insurance costs of approximately $(9,000) and a reduction in telecommunications costs of approximately $(8,000).

Interest expense increased to $289,666 from $93,841 for the nine months ended September 30, 2006 and 2005, respectively, primarily due to the higher balance of the finance obligation, arising from the 2005 sale/leaseback transaction, the balance of which was $3,876,607 at September 30, 2006. This transaction is being accounted for under the finance obligation method required under generally accepted accounting principles for sale/leasebacks as a result of the option granted to the Company to repurchase the property. In 2005, the interest expense incurred primarily related to interest on the mortgage loan which had a balance of approximately $863,000 at September 30, 2005. This mortgage loan was secured by the Company’s property which contains its principal offices, warehouse and manufacturing facility.

The Company experienced a net loss for the nine month periods ended September 30, 2006 and 2005, of $1,430,618 and $884,629 respectively. The net loss for the nine month period ended September 30, 2005 included the Company’s share of losses based on its equity ownership in Coates Motorcycle amounting to $237,428 and a gain on sale of common stock of $47,000.

In the fourth quarter of 2005, the Company entered into a sale/leaseback arrangement for its principal offices, warehouse and manufacturing facility. The sale price for this facility was $4,200,000. Pursuant to generally accepted accounting principles this transaction was accounted for under the finance method because the Company has a continuing interest in the property, represented by an option to repurchase the property at any time during the first three years of the agreement for $5,200,000. The Company realized net proceeds from this transaction of approximately $3,900,000, which was partially used to repay the $868,182 remaining balance of a mortgage loan bearing interest at a 13.99% annual rate and the balance of the proceeds is being utilized for working capital purposes. The monthly rental payments provided for by the lease agreement are being accounted for as interest expense.

Had this transaction qualified for sale reporting, the Company would have realized a net gain of approximately $2,400,000. This gain will be recognized upon expiration or exercise of the option to repurchase. The new lease agreement with the purchaser, which is being accounted for on the finance method, provides for monthly payments of $32,500 over a six year period. Under the finance method, these payments are to be accounted for as interest expense at the implicit annual interest rate of 10.06%. In addition, the land, building and building improvements will continue to be carried at cost and depreciated. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2006 was $558,839, a decrease of $1,369,284 or 71% from the cash position of $1,928,123 at December 31, 2005 and a decrease $453,854 or 45% from the cash position of $1,102,693 at June 30, 2006. CIL’s working capital of $167,576 at September 30, 2006 represents a $1,554,166 decrease from the $1,721,743 working capital position at December 31, 2005. CIL’s current liabilities of $1,011,403 at September 30, 2006 have increased $204,079 from $807,324 at December 31, 2005 and increased $109,013 from current liabilities of $902,390 at June 30, 2006.

Operating activities utilized cash of approximately $(1,159,000) in the nine months ended September 30, 2006 and approximately $(406,000) in the three months ended September 30, 2006. Cash utilized by operating activities in the nine months ended September 30, 2006 results primarily from a net loss of approximately $(1,431,000), an increase in inventory of approximately $(153,000), payment of income taxes of approximately $(127,000), offset by a decrease in prepaid expenses of approximately $134,000, and non-cash expenses of approximately $418,000.

Investing activities utilized cash of approximately $(75,000) in the nine months ended September 30, 2006 and approximately $(33,000) in the three months ended in the same period. Cash utilized by investing activities in the nine months ended September 30, 2006 was primarily used for outlays for patents and trademarks of approximately $(28,000) and purchases of property, plant and equipment of approximately $(47,000).

Financing activities utilized cash of approximately $(135,000) for the nine months ended September 30, 2006 and $(15,000) for the three months ended September 30, 2006. Cash utilized for financing activities for the nine month period ended September 30, 2006 was primarily used for deferred offering costs incurred of approximately $(90,000) and repayment of a related party loan of approximately $(45,000).

In connection with our agreements with WWE, we have completed the construction and testing of the last of the three prototype CSRV generators (the “Production Model”) to the satisfaction of our own production standards. We expect to deliver this third Production Model before the end of the year. Upon testing and acceptance by WWE to ensure the production model complies with their specifications, the balance of $3,905,000 under the research and development agreement with WWE shall become due and payable. Under the distribution agreement, the balance due to us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following successful delivery and testing of the third prototype engine. In the opinion of management, we will be required to raise additional working capital to completely achieve our planned production phase of our operations. The source of such additional working capital is anticipated to come from the cash flows under the agreements with WWE and/or closing of a sale of our capital stock or other borrowings. We are actively pursuing additional working capital from both of these sources. If these additional sources of working capital are not realized, it may become necessary to alter our planned production phase of our operations. There can be no assurance, however, that these agreements will be consummated in accordance with the Company’s expectations nor that payments will be received as called for in the agreements. Furthermore, there can be no assurance that we will be successful in raising additional working capital for our operations.

Outlook

We believe that our future success will depend upon our ability to (i) identify new sources of working capital by selling capital stock and/or new borrowings, (ii) gain acceptance in the marketplace for our technology and products based on the competitive advantages that we believe are inherent in the Coates Rotary Valve System technology (iii) profitably commence the manufacture and sale of generators powered with 855 cubic inch, 6 cylinder engines that incorporate the Coates Rotary Valve System and meet or exceed the required minimum performance specifications to WWE, (iv) identify and enter into additional agreements to license the Coates Rotary Valve System technology to be applied by third party manufacturers, and (v) increase the demand for manufactured products which incorporate our Coates Rotary Valve System technology. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations.

Currently, the prototypes of the CSRV System-based generator engine are undergoing final performance and other tests. Upon the successful completion of the above tests, the Company intends to market the engine/generators to parties who have conveyed conditional orders and/or expressed interest in our generator engines. We expect that purchase orders for a significant number of the Company's generator engines will thereafter be converted to firm orders, the fulfillment of these orders to be completed over the next three to five years. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and accordingly, intends to manufacture the generator engine in the two following ways:

•
Assembly - to develop assembly lines within the Company's premises. The Company has been evaluating various opportunities to expand or acquire additional manufacturing capacity. When the demand for our products justifies it, the Company will take the required steps in order to increase its work force. We may hire up to about 200 employees within 12 to 24 months.

•	Licensing the technology to Original Equipment Manufacturers - to take advantage of third party manufacturers’ production ability by signing OEM agreements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended on September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On October 25, 2006 we established an Audit Committee. The Audit Committee’s responsibilities include assessing the independence of our independent auditor; overseeing the work of our independent auditor, including the receipt and thorough consideration of reports from the independent auditor; reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures and additional responsibilities as set forth in the charter of our Audit Committee. The financial reports that are included in this Form 10-QSB were reviewed by our Audit Committee.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to our annual report on Form 10-KSB/A filed with the SEC on October 25, 2006.

Item 6. Exhibits

Exhibit Number	Description

31.1
Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Section 302 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: November 14, 2006	By:	/s/ Mark D. Goldsmith

Mark D. Goldsmith President, Chief Executive Officer and Principal Executive Officer

Date: November 14, 2006	By:	/s/ Barry C. Kaye

Barry C. Kaye Treasurer, Chief Financial Officer and Principal Financial Officer