Form 10KSB
period 2006-12-31
COATES INTERNATIONAL LTD \DE\
filed 2007-04-17
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No.: 33-94884

(Name of small business issuer in its charter)

Delaware	22-2925432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highway 34 & Ridgewood Road
Wall Township, New Jersey 07719
(Address of principal executive offices)

Issuer’s telephone number, including area code: (732) 449-7717

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year: $565,000

Number of shares of the issuer's Common Stock outstanding at April 12, 2007: 268,894,278

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $19,763,655

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☑

COATES INTERNATIONAL, LTD.

PART I

Item 1. Description of Business

General

Coates International, Ltd. ("we" or the "Company") has been developing over a period of more than 15 years a patented spherical rotary valve system which is adaptable for use in piston-driven internal combustion engines of many types.

The Coates spherical rotary valve system (“CSRV System”) is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV System utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV System utilizes approximately 1/10th of the moving parts of conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the CSRV System (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV’s can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPMs) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The higher the RPM range, the greater the volumetric efficiency and thermal efficiency that can be achieved.

We hold an exclusive license to this technology from our founder, George J. Coates, and his son, Gregory Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions, loans made by George Coates, through a sale-and-leaseback transaction related to our principal facility, and from the sale of prototype models and licensing fees. The Company has only received a minimal amount of revenues, a number of years ago, from a small number of sales of engines, which incorporated the CSRV technology. The Company has never been profitable and has incurred substantial losses from operations of approximately $1,302,000 and $895,000 for the years ended December 31, 2006 and 2005, respectively, resulting in an accumulated deficit at December 31, 2006, of approximately $20,184,000. The Company expects that losses from operations will continue until the Coates Engine is successfully introduced into the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of our intellectual property, patent filing and maintenance costs and general and administrative expenses incurred in connection with operating the Company.

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey (outside of New York City). We maintain a website at the following address: www.coatesengine.com. Through a link on our website to the SEC website, www.sec.gov, we provide free access to our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. We intend to make the charters of our Board committees, and our Code of Business Conduct and Ethics for our directors, officers and employees, available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

Background

The internal combustion engine has been in use for approximately 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new internal combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960's and 1970's, most internal combustion vehicle engines in the United States were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 35 percent. The rest of the engine's power is lost in friction, pumping and heat loss. When it was found that lead additives in fuel had an adverse effect on the environment, unleaded gasoline was Federally mandated. Unleaded gasoline is not as desirable as a fuel as leaded gasoline from a density and efficiency standpoint, and the early use of unleaded gasoline created a number of design problems, principally related to overheating of the engine combustion chamber, pre-ignition and resultant damage. That problem was largely solved by lowering engine compression ratios, but at a cost of reduced efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can be increased by increasing “volumetric efficiency” at maximum RPMs, but conventional valves tend to “float” or bounce at higher RPMs and are consequently unable to deliver adequate air and fuel to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of valves per cylinder, but this approach created other problems that cause unburned fuel to escape through the exhaust valves leading to a loss of power, lower gas mileage and increased pollutants. In addition, variable valve timing partially solved some of these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage. Furthermore, conventional valves with solid “valve lifters” as opposed to hydraulic valve lifters must have clearances readjusted periodically. In sum, conventional “poppet” valves have been the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life.

Conventional valves also have significant environmental deficiencies. Conventional exhaust valves are lubricated with engine oil which burns in combustion and is expelled directly into the atmosphere. Intake valves are also lubricated with engine oil, which is washed off and forced into the combustion chamber with the air and fuel mixture. This slows down the combustion process and produces further emissions and eventually clogs the catalytic converter.

Management believes that the patented Coates rotary valve system solves or significantly mitigates these problems. Coates rotary valves are vented and charged on the opposite side of each valve sphere and rotate away from the combustion chamber reducing engine combustion chamber heat and allowing higher compression ratios that make the engine significantly more efficient and powerful.

We are now engaged in adapting our technology to manufacturing industrial engines to power electric generators, and intend to begin to market engines utilizing our proprietary designs.

Markets

The design of the Coates Spherical Rotary Valve System (the “CSRV System”) gives the Company the flexibility to retrofit it to existing internal combustion engines of all sizes and in a wide variety of markets. In addition, the CSRV System can run on alternative fuels. Accordingly, the Company can sell the CSRV System in all markets in which internal combustion engines are sold, including, but not limited to the following: engines for electric generators for various applications, ranging from home use to the largest industrial complexes to augmented “grid” installations; engines to power motorcycles, automobiles, light trucks, heavy trucks and machinery; marine engines; military equipment; light aircraft and helicopters; and lawn mowers, snow mobiles and jet ski’s, etc.

According to the latest information published by the US Census Bureau in 2002, the annual internal combustion engine market in the U.S. was in excess of $96 billion.

Strategy

The long-term objective of the Company is to become the leader in the Americas in the design and manufacture of internal combustion engines for a wide variety of uses. The primary market the Company initially is focused on is the industrial generators market. The Company adapted the CSRV System to manufacture its 14.0 liter inline, 6-cylinder, 855 cubic inch engine/generator fueled by natural gas which is undergoing engineering design refinements and testing. The Company has been informed by Compliance and Research Services, Inc. of Plainfield New Jersey, a federal Environmental Protection Agency-recognized, independent testing facility, that our product as described above complies with the governmental standards as set forth in Title 40 of the Code of Federal Regulations Part 1048, that regulates environmental standards for natural gas powered industrial engines. In parallel to penetrating the commercial/industrial generators market, the Company intends to adapt the CSRV System to be used in the other markets in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

Currently, the prototypes of the CSRV System-based generator engine are undergoing performance and other tests. Initially, the Company intends to sell the engine/generators to a party that has expressed indications of interest to purchase Coates Engines upon the successful completion of the above tests. If these indications of interest become firm orders, the fulfillment of these orders may occur over a three to five year period. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and accordingly, intends to manufacture the generator engine in the two following ways:

•
Assembly - to develop assembly lines within the Company’s premises. The Company has been evaluating various opportunities to expand or acquire additional manufacturing capacity. When the demand for our products justifies it, the Company will take the required steps in order to increase its work force. We may hire a significant number of new employees within the next 12 to 24 months after production commences.

•	Licensing the technology to Original Equipment Manufacturers (“OEM”) - to take advantage of third party manufacturers’ production ability by signing OEM agreements.

Material Agreements

License Agreement - George J. Coates and Gregory Coates

On October 23, 2006, the Company signed a license agreement with George J. Coates and Gregory Coates (the “New Coates License Agreement”), that replaces license agreements signed on December 22, 1997 and November 10, 2005. On April 6, 2007, the New Coates License Agreement was amended and restated (the “Amended Coates License Agreement”). The Amended Coates License Agreement became effective upon execution. Under the Amended Coates License Agreement, George J. Coates and Gregory Coates granted to the Company: an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV System technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with the Company. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined.

Under the Amended Coates License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property.

License Agreement - Coates Trust

We did not satisfy the working capital funding requirements of our license agreement with the Coates Trust, dated October 23, 2006, covering the licensing of intellectual property rights for the territory outside of the Western Hemisphere. On April 6, 2006, this agreement was formally terminated.

License Agreement - Well to Wire Energy, Inc.

On September 29, 1999, we signed a license agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada. The agreement exclusively licenses within Canada the use of the Coates technology for V-8 engines to be fueled by natural gas to generate electrical power. The agreement provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made in 1999. A separate research and development agreement with WWE provides for development and delivery of certain prototype engines. The research and development agreement was not reduced to the form of a signed written agreement. The Company received non-refundable payments totaling $1,200,000 under the research and development agreement which has previously been recognized as revenue.

On July 7, 2006, the Company and WWE signed a confirmation letter agreement with WWE that provides as follows:

•
The Company expects to ship to WWE the third power unit of the Company’s generator for up to 300 kilowatts, depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV Engine, the “Generator”). Upon receipt of the Generator, and pending test results meeting WWE’s expectations, the balance of $3,800,000 on account of the research and development agreement mentioned above will become due and payable to the Company by WWE. In addition, 180 days later, the remaining balance of $4,700,000 from the September 29, 1999 agreement will become due and payable by WWE in 16 equal quarterly installments.

•	WWE will have the exclusive right to use, lease, and sell the Generators that are based on the CSRV System technology within Canada.

•	WWE will have a specified right of first refusal to market the Generators worldwide.

•
Upon commencement of the production and distribution of Generators, the minimum annual number of Generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per Generator shall be $150,000. In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such a case, WWE would retain non-exclusive rights to continue to use the Coates generator engine in the territory of Canada.

•	WWE shall not be required to pay any royalties to us as part of the agreements between the parties.

•	All licensed rights under the Coates License Agreement related to the CSRV System technology will remain with the Company.

License Agreement with Coates Motorcycle Company, Ltd.

On April 30, 2003, the Company amended its license agreement with Coates Motorcycle (the “Amended Motorcycle License Agreement”). Prior thereto, Gregory Coates, son of George J. Coates and an officer of the Company, owned 100% of Coates Motorcycle. Pursuant to a prior license agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. The Amended Motorcycle License Agreement expanded the license rights granted and removed the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. The Company is under no obligation to provide any funding or support to Coates Motorcycle under any circumstances. Under the Amended Motorcycle License Agreement, the Company granted an exclusive sublicense for North America, South America and Central America and their territories (collectively, the "Western Hemisphere") to make, use and sell motorcycles utilizing the CSRV Technology.

License Agreement with Coates Motorcycle Company, Ltd.

On April 30, 2003, the Company amended its license agreement with Coates Motorcycle (the “Amended Motorcycle License Agreement”). Prior thereto, Gregory Coates, son of George J. Coates and an officer of the Company, owned 100% of Coates Motorcycle. Pursuant to a prior license agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. The Amended Motorcycle License Agreement expanded the license rights granted and removed the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. The Company is under no obligation to provide any funding or support to Coates Motorcycle under any circumstances. Under the Amended Motorcycle License Agreement, the Company granted an exclusive sublicense for North America, South America and Central America and their territories (collectively, the "Western Hemisphere") to make, use and sell motorcycles utilizing the CSRV Technology.

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

Patents and Licenses

The Amended Coates License Agreement grants us an exclusive, perpetual, royalty-free, fully paid-up license to use, in North, Central and South America all intellectual property rights that are currently owned or controlled by the licensors that directly relate to an internal combustion engine that includes the CSRV Engine. The license also covers any new or improved technology and related intellectual property rights that are directly related to the CSRV Engine that are developed by the licensors during their employment with us.

Included in the licensed intellectual property rights are 17 patents registered in the United States; certain patents registered in Canada, Mexico and in countries in Central and South America relating to the CSRV System; and one U.S. patent application filed by Mr. George Coates. For a description to our sublicense agreement with Coates Motorcycle Company, see Item 12, “Certain Relationships and Related Transactions”.

We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not independently develop the same, similar or superior techniques.

Environmental Regulatory Compliance

All of our new engines, including the Coates generator engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates generator engine. Our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. The Company's ability to comply with applicable and future emissions standards is necessary for us to enter the power generation and other markets. Failure to comply with these standards could result in material adverse effect on our business and financial condition.

Employees

At December 31, 2006, we had 8 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. We subcontract for certain labor services, parts and materials from Coates Precision Engineering, Inc., a corporation owned by George J. Coates, to which, during the years ended December 31, 2006 and 2005, the Company paid $42,400 and $84,058, respectively.

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

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

We have only received a minimal amount of revenues, a number of years ago, from a small number of sales of engines, which incorporated the CSRV technology and we have never been profitable.

None of the cash needed to finance our business has come from sales of engines in recent years. We have never been profitable, and we expect to continue to incur losses. We may not be profitable or cash flow positive in 2007, unless we receive payments we may be entitled to from Well to Wire Energy Inc., as described under “Material Agreements” above. In addition, we may not be profitable or cash flow positive for several additional years after 2007.

The Coates Engine may not have the performance characteristics and longevity that we expect.

The Coates Engine has been tested in a “real world” environment to a very limited degree. Commercial use of our industrial engines may not have the performance characteristics that we expect. Similarly, until the Coates Engine has been in use for a substantial period of time, there is no certain way to ascertain its expected longevity. Superior performance and longevity are essential elements of our ability to penetrate the power generation and other markets. Our failure to do so would have a material adverse effect on our business and we may be forced to close our operations.

We are substantially dependent on our founder, George J. Coates.

We are substantially dependent on our founder, George J. Coates, and to a lesser extent his son, Gregory Coates. We expect that our future market capitalization will be highly dependent on the productivity of George Coates. If the employment of George Coates by the Company were to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we may have to discontinue operations. We do not maintain key person insurance on either George J. Coates or Gregory Coates. Our success will also depend on our ability to attract and retain a staff of qualified managerial and engineering personnel. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would have a material adverse effect on us.

Our industry is subject to intense competition, and our competitors are well-entrenched and are among the world’s largest companies.

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

We have no marketing and sales experience.

The Company has no marketing and sales experience. The sales process is expected to be lengthy, in part because of skepticism about the performance of the Coates Engine. We are evaluating alternative marketing and sales channels, distributors, sublicensees and marketing partners. The Company may never successfully market and sell the Coates Engine.

We have only a token number of employees, and in order to grow our business we will need to hire significant additional personnel.

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

We have significant immediate capital needs, and our ability to raise funds is highly uncertain.

The Company will need additional financing in the near future for a number of uses, including:

•	developing the Company’s engineering, administrative and marketing and sales organizations;

•	expanding manufacturing capacity;

•	conducting testing of the Coates Engine and obtaining requisite governmental approvals;

•	expanding our research and development programs with respect to the basic CSRV technology and applying the CSRV technology to engines for different applications; and

•	implementation of new systems, processes and procedures to support growth.

Additional financing may not be available on terms acceptable to the Company or not available at all.

There is a limited public market for our outstanding Common Stock, and there are restrictions on transferability.

There is presently a limited public market for our outstanding Common Stock. Our Common Stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is more sporadic than the trading of securities listed on a quotation system or a stock exchange. Shares of our Common Stock have not been registered and cannot be disposed of unless the requirements of Rule 144 under the Securities Act can be satisfied.

Trading of our Common Stock is restricted by the SEC’S “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’S “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

George J. Coates and his family own a majority of our Common Stock allowing him to unilaterally determine the outcome of all matters submitted to our stockholders for approval, which influence may or may not conflict with our interests and the interests of our other stockholders.

George J. Coates, together with members of his family and related trusts, beneficially own more than 80% of the outstanding shares of Common Stock at March 31, 2007, and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions.

Because we do not intend to pay dividends for the foreseeable future, stockholders will benefit from an investment in our Common Stock only if it appreciates in value.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain our future earnings, if any, to finance further research and development, commence production of the Coates Engine and general and administrative expenses and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our Common Stock will depend upon any future appreciation in its value. There is no guarantee that our Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Trading in our Common Stock may be volatile, which may result in substantial declines in its market price.

Our Common Stock is likely to experience significant volatility in response to periodic variations in:

•	results of testing of the Coates Engine;

•	performance of the Coates Engine in the field;

•	improvements in competitive engines; and

•	changes in general conditions in the economy or the financial markets.

The market has also experienced significant volatility which has affected the market prices of securities issued by many companies; often for reasons unrelated to their operating performance, and may adversely affect the price of our Common Stock.

The market for our Common Stock is limited. We cannot assure that an active trading market can be maintained. In such case, our stockholders may find it difficult to dispose of shares of our Common Stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

Item 2. Description of Property.

Our executive offices and testing facility are located in an approximately 25,000 square foot building in Wall Township, New Jersey, outside of New York City. At the end of November 2005, the Company entered into a sale/leaseback arrangement for this property. The Company has an option to repurchase the property at any time during the first three years of the agreement for $5,200,000. The new lease agreement with the purchaser provides for monthly payments of $32,500 over a six year period. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance. We will only be able to finance the repurchase of the leased premises if we are successful in obtaining outside financing on terms and conditions satisfactory to us.

In our research and development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition.

Item 3. Legal Proceedings.

The Company, its officers and directors and other related and unrelated parties have been named as defendants in a lawsuit brought in the Superior Court of New Jersey that is captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al (the “Neff Complaint”). Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that the $500,000 deposit made by 1107 to the Company would convert to the stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. Management believes that this lawsuit is without merit and intends to vigorously defend this action. On February 13, 2007, the Superior Court of New Jersey, dismissed the complaint “with prejudice.” The plaintiff and a third party defendant have since filed motions for reconsideration which were denied on March 30, 2007. It is anticipated that the plaintiffs and the third party defendant will appeal. The Company has proposed to dismiss, without prejudice, its counterclaim and third party complaint in order to avoid the costs associated with a proof hearing.

The Company is not a party to any other litigation that is material to the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a stockholder vote in 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market

There was no established public trading market for our Common Stock during the years ending December 31, 2006 and 2005. Our Common Stock began trading on the Over the Counter Bulletin Board (“OTC Bulletin Board”), ticker symbol COTE, on February 26, 2007. The closing price of the common stock on March 27, 2007 was $0.275 per share.

Holders

At December 31, 2006, the number of holders of record of the Common Stock was 1,169.

Recent Sales of Unregistered Securities

In March and April 2007, we sold 2,000,000 shares of our common stock in a private sale to the son of a director of the Company, an accredited investor, and received aggregate gross proceeds of $500,000 therefrom.

In March 2007, we issued $120,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to two of our outside directors and received proceeds of $120,000. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate which shall be equal to the weighted average of the closing prices of our common stock on the Over the Counter Bulletin Board on the first ten trading days beginning on the fifth trading day after the Company files this annual report on Form 10-KSB with the Securities and Exchange Commission. However, such conversion rate shall not be greater than $0.45 per share nor less than $0.25 per share. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity.

In March 2007, we completed the sale of an aggregate of 42,000 shares of 6% Series A Convertible Preferred Stock (“Preferred Stock”) and 42 Warrants to purchase an aggregate of 210,000 shares of our Common Stock at $1.10 per share and received total gross proceeds of $420,000. Each share of Preferred Stock is convertible into ten shares of our common stock at any time. The Company is currently seeking approval from the investors to directly issue the underlying 420,000 shares of common stock in lieu of issuing the Preferred Stock. This will not affect the Company’s obligation with respect to the Warrants, which are being issued to these subscribers.

There were no sales of our Common Stock in 2006. In 2005, the Company issued 29,000 shares and 6,000 shares of its Common Stock in private transactions at a price of $5.00 per share, in consideration for cash proceeds of $145,000 which has been used for working capital purposes and the satisfaction of a $30,000 account payable, respectively.

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers was an accredited investor, and acquired the securities for investment purposes only and not with a view to distribution.

Rule 144

In general, under Rule 144 under the Securities Act, a person who has beneficially owned shares of our Common Stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•	1% of the number of shares of our Common Stock then outstanding, which will equal approximately 2,668,942 shares of our Common Stock; or

•	the average weekly trading volume of our Common Stock on the OTC Bulletin Board during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us for at least 90 days. As of December 31, 2006, a total of 266,890,278 shares of our Common Stock are eligible for resale under Rule 144.

Under Rule 144(k) under the Securities Act, a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. As of December 31, 2006, 42,792,798 shares of our Common Stock qualified for resale under Rule 144(k).

Dividends

 We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Stock Options

The following table sets forth information with respect to our securities authorized for issuance as of March 28, 2007, under our 2006 Stock Option and Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	None	None	None
Equity Compensation plans without approval by security holders	1,800,000	*	10,700,000
Total	1,800,000	*	10,700,000

* Represents stock option grants to employees and outside directors on March 28, 2007. The weighted average exercise price of the stock options issued in column (a) cannot be determined at this time because the exercise price has been established to equal the closing trading price of our Common Stock on the Over the Counter Bulletin Board on the first trading day after the filing of this annual report on Form 10-KSB.

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s Board of Directors in October 2006. We may, at our option, undertake to have the Stock Plan adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. A total of 12,500,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan.

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

Item 6. Management’s Discussion and Analysis and Plan of Operation.

Background

We have substantially completed the development of the Coates spherical rotary valve engine. We are now engaged in adapting our technology to manufacturing industrial engines to power electric generators with output of up to 300kw, depending on the primary fuel. Thereafter, we intend to manufacture engines for multiple other applications and uses.

Significant Estimates

The Company utilizes significant estimates in the preparation of its financial statements. These significant estimates include assigning useful lives to our property, plant and equipment, assigning an average life to our deferred licensing costs and determining an appropriate amount to reserve for obsolete and slow moving inventory.

Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

The Company earned revenues of $565,000 in 2006 in connection with the termination of a license agreement with one of its sublicensees and did not earn any revenues during 2005. The Company's principal business activities and efforts during 2006 and 2005 were devoted to (i) the continuation of the research, development, construction and testing of the prototype Coates Engines for WWE, (ii) undertaking an effort to raise additional working capital through the private placement of securities, and (iii) securing additional working capital in 2005 from the sale and leaseback financing of its principal offices, warehouse and manufacturing facility.

Total operating expenses for the years ended December 31, 2006 and 2005 were approximately $1,867,000 and $895,000, respectively, representing an increase of approximately 108.6%, which was primarily attributable to the Company's resumption of its efforts towards continuing research and development relating to its prototype CSRV engine generator and increased legal fees primarily related to its efforts to sell securities. A shortage of available working capital during most of 2005 prevented the Company from undertaking extensive testing for the functionality, design and components of the prototype engines and the Company focused on reducing general and administrative expenses. Approximately $429,000 and $380,000 for the years ended December 31, 2006 and 2005, respectively, represented labor charges. Research and development expenses increased to approximately $437,000 in 2006 from approximately $18,000 in 2005 primarily as a result of the resumption of our efforts towards research and development relating to our prototype CSRV engine generator, a provision for slow moving inventory amounting to approximately $145,000 and a charge to write down inventories to net realizable value amounting to approximately $118,000. General and administrative expenses increased to approximately $1,373,000 in 2006 from approximately $820,000 in 2005. This approximately $553,000, or 67.4% increase primarily resulted from an increase of approximately $377,000 in legal fees, approximately $98,000 of offering costs charged to expense as a result of delays in our effort to sell securities through a private placement offering and approximately $41,000 of accrued compensation for a former executive officer.

The loss from operations of approximately $1,302,000 in 2006 increased approximately $407,000 from approximately $895,000 in 2005. This was the result of the increase in operating expenses in 2006 described above, partially offset by the research and development revenues from a terminated sublicense agreement in 2006. During 2005, the Company's activities were adversely affected by inadequate working capital.

Other expense, net decreased to a net expense in 2006 of approximately $360,000 from approximately $365,000 in 2005. This resulted from (i) discontinuance of the recording of our equity in the losses of Coates Motorcycle Company, Ltd. (“CMC”) which amounted to approximately $260,000 in 2005, because our investment in and securities of CMC owned were written down to $-0- in 2005, (ii) an increase of approximately $237,000 in interest expense to approximately $390,000 in 2006, from $153,000 in 2005, resulting from the higher finance obligation related to the sale/leaseback of our principal offices, manufacturing and warehouse facility outstanding for all of 2006 and outstanding for a little more than one month in 2005, (iii) a gain on sale of investment in related party only in 2005, of $47,000; and (iv) a partial offset from interest income of approximately $30,000 earned on invested working capital.

In 2006, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision for 2006. In 2005, net income tax expense was $11,117 comprised of $127,156 of state income taxes relating to the taxability of the sale/leaseback transaction for state tax purposes, partially offset by the aggregate proceeds amounting to $116,039 from the sale of our unused State Net Operating Loss Carryover and Research and Development Tax Credits to corporate taxpayers in New Jersey.

The net result for the year 2006 was a loss of approximately $1,321,000 or $0.00 per share, as compared to a net loss of approximately $1,272,000 or $0.00 per share for 2005.

Liquidity and Capital Resources

We have incurred recurring losses from operations, and as of December 31, 2006, had a working capital deficiency of $519,000 and a Stockholders’ Deficiency of approximately $2,981,000. These factors raise substantial doubt about our ability to continue as a going concern. We have instituted a cost reduction program intended to cut variable costs to only those expenses that are necessary to perform activities related to making engineering refinements to the Coates Engine, raising additional working capital and general administrative costs in support of such activities. In March and April 2007, we raised $1,140,000 of new working capital as discussed below. We continue to actively seek out new sources of working capital, however, there can be no assurance that we be successful in these efforts.

We are currently refining the production prototype Coates generator engines and testing them. Subject to meeting WWE’s expectations with respect to the prototype Coates generator engine, we expect to receive the balance of $3,800,000 from WWE under our research and development agreement with them. Under our agreement with WWE, an additional balance due to us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery to WWE of the third prototype engine, and subject to meeting WWE expectations as mentioned above. We expect that the prototype Coates generator engine will meet WWE’s expectations. There can be no assurance, however, that these agreements, as well as those presently in negotiations with prospective licensees, will be consummated in accordance with these expectations or that payments will be received as called for in the agreements.

During fiscal 2006, the Company expended significant working capital for our activities relating to the research, development, construction and testing of the production prototype Coates generator engines for WWE and costs incurred in connection with our effort to raise additional working capital through the private placement of our securities. At the end of 2006, we had negative working capital of approximately ($275,000) compared with positive working capital of approximately $1,722,000 at the end of 2005. In 2007, the Company closed on a series of financing and equity transactions that generated aggregate cash proceeds of $1,140,000 which are being used for working capital purposes. A summary of these transactions is as follows:

•
In March and April 2007, we sold 2,000,000 shares of our common stock in a private sale to the son of a director of the Company, an accredited investor, and received aggregate gross proceeds of $500,000 therefrom.

•
In April 2007, the Company issued a $192,337 principal amount Promissory Note due April 4, 2008 to the Coates Trust in consideration for cash proceeds of $100,000 and conversion of a non-interest bearing demand loan due to the Coates Trust in the amount of $92,337. George J. Coates, Bernadette Coates and Gregory Coates are beneficiaries of this Trust.

•
In March 2007, the Company issued $120,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to two of its outside directors and received proceeds of $120,000. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate which shall be equal to the weighted average of the closing prices of the Company’s common stock on the Over the Counter Bulletin Board on the first ten trading days beginning on the fifth trading day after the Company files this annual report on Form 10-KSB with the Securities and Exchange Commission. However, such conversion rate shall not be greater than $0.45 per share nor less than $0.25 per share. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity.

•
The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Aggregate proceeds from this Offering, which amounted to $420,000 is being used for working capital purposes. In consideration of the commencement of trading of the Company’s common stock, the Company is currently in the process of obtaining approval from the investors in the Offering to directly issue shares of its common stock in lieu of the Preferred Stock. Upon obtaining such approval, the Company will issue in the aggregate 420,000 shares of its common stock and 42 Warrants for the 42 Units sold.

The Company will continue its efforts to identify sources of additional funding for its working capital in 2007 in order to further support its operations. Such sources of working capital and new funding being pursued by the Company include (i) proceeds from WWE as provided for in the research and development agreement with WWE and our agreement with WWE upon delivery of the production prototype Coates generator engine, (ii) initial down payments on provisional orders from WWE upon conversion to firm orders, (iii) direct investment and/or finance facilities from institutional investors, (iv) new equity investment and/or up front licensing fees from prospective new sublicensees; and, (v) cash down payments from potential new customers. There can be no assurance that the Company will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

Current liabilities are primarily composed of approximately $782,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, legal fees of approximately $93,000 due to a law firm for representation of us for various securities related matters, approximately $41,000 of accrued compensation due to a director and former executive officer, approximately $60,000 due to our former independent auditors for audit and tax services and a stockholder loan from the Coates Trust for approximately $92,000. Payments for interest, real estate taxes and insurance under our sale/leaseback agreement amount to approximately $465,000 per year. We have employment agreements in place in place that provide for minimum annual salary payments to three of our executives aggregating $263,000. This amount would increase to approximately $675,000 upon the Company achieving an adequate level of working capital as defined in the employment agreements.

In February 2007, the Company entered into a settlement agreement with Rosenberg, Rich Baker Berman & Company (“RRBB”) which provided for a mutual release of any claims by the parties and that the balance of fees due RRBB would be converted to an approximately $50,000 principal amount, promissory note, payment of which became accelerated and is now due. RRBB served as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2005 and performed reviews of our quarterly reports on Form 10-QSB through the third quarter of 2006.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2006:

				Amount Due Within
Contractual Obligations	Total	2007	2008	2009	2010	2011
Sale/Leaseback Arrangement	$1,917,500	$390,000	$390,000	$390,000	$390,000	$357,500
Employment Agreements(1)	1,266,000	263,000	263,000	263,000	263,000	214,000
Total	$3,183,500	$653,000	$653,000	$653,000	$653,000	$571,500

(1)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

Plan of Operation

Currently, the prototypes of the CSRV System-based generator engine are undergoing performance and other tests. Initially, the Company intends to sell the engine/generators to a party that has expressed indications of interest to purchase Coates Engines upon the successful completion of the above tests. If these indications of interest become firm orders, the fulfillment of these orders may occur over a three to five year period. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and accordingly, intends to manufacture the generator engine in the two following ways:

•
Assembly - to develop assembly lines within the Company’s premises. The Company has been evaluating various opportunities to expand or acquire additional manufacturing capacity. When the demand for our products justifies it, the Company will take the required steps in order to increase its work force. We may hire a significant number of new employees within the next 12 to 24 months after production commences.

•	Licensing the technology to Original Equipment Manufacturers (“OEM”) - to take advantage of third party manufacturers’ production ability by signing OEM agreements.

Item 7. Financial Statements.

Reference is made to the Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures:

Based on their evaluation as of a date within 90 days of the filing date of this report, George J. Coates, our principal executive officer and Barry C. Kaye, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Item 8B. Other Information.

The Company has entered into the following material agreements, which are described in Item 10: Executive Compensation, under the caption “Employment contracts and termination of employment and change-in-control arrangements”:

•	Amended and Restated Employment Agreement between the Company and George J. Coates dated April 6, 2007.

•	Amended and Restated Employment Agreement between the Company and Gregory Coates dated April 6, 2007.

•	Amended and Restated Employment Agreement between the Company and Barry C. Kaye dated April 6, 2007.

The Company has entered into the following material agreements, which are described in Item 1: Description of Business, under caption “Patents and Licenses”:

•	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007.

Election of Director and Principal Officer and Departure of Principal Officer

On March 28, 2007, the Board of Directors of the Company appointed George J. Coates, founder and majority stockholder of the Company to the position of Chairman of the Board. George J. Coates replaces his son Gregory Coates as Chairman, who will continue to serve as a Director and President, Technology Division. George J. Coates has also been appointed Chief Executive Officer and President, replacing Mark Goldsmith. In March 2007, the Board of Directors approved the conditional appointment of Mr. Goldsmith to the position of Chief Operating Officer, subject to the prior execution of an employment agreement. To date, the Company and Mr. Goldsmith have not agreed on the terms and conditions for an employment agreement. Currently, the Company continues to consider a possible future role for Mr. Goldsmith. On April 13, 2007, Mr. Goldsmith resigned his position as a member of the Board of Directors.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table lists the current members of our board of directors and our executive officers as of April 13, 2007. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates.

Name	Age	Position

George J. Coates	67	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	36	Director and President, Technology Division

Barry C. Kaye	53	Director, Treasurer and Chief Financial Officer

Richard W. Evans	75	Director and Secretary

Dr. Frank Adipietro	49	Director *, **

Glenn Crocker	58	Director *, **, ***

Dr. Michael J. Suchar	51	Director *, **

Richard Whitworth	58	Director *, **, ***

*	Serves as an independent director.

**	Serves as a member of our compensation committee

***	Serves as a member of our audit committee

George J. Coates is our founder and served since our organization and until October 23, 2006 as a director of our Company, Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer and Chief Financial Officer. Since October 23, 2006, he was employed by us in a non-executive position, and was considered by us as to be a significant employee. Effective March 28, 2007, Mr. Coates assumed the position as Chairman of our Board. He replaced his son Gregory Coates who will continue to serve as a Director and President, Technology Division. Mr. Coates was appointed Chief Executive Officer and President, replacing Mark Goldsmith.

George J. Coates served two apprenticeships in Europe while attending the College of Technology in London, and as an associate member of the S.A.E. He received The City and Guilds of London for electrical and mechanical engineering. He is a former management director of SCR motor engineers of Europe and holds the certificates of Ministry of Transport in the United Kingdom. He worked as an engineer for Rolls Royce and Mercedes Benz, and holds approximately 300 patents worldwide. He invented coolant disc brakes, invented a hydraulic suspension, invented and patented the Coates rotary valve system and invented and patented a turbine engine. George Coates is 67 years old.

Gregory Coates became a director of the Company on October 24, 2006, and has served as the Chairman of our Board of Directors until March 28, 2007. On October 23, 2006, he became our President - Technology Division. For more than fifteen years, Gregory Coates has worked with us as a design engineer, working in the research and development, designing and building of the CSRV System and adapting this system to various existing applications. He created certain of our licensed inventions, and patented certain of them. Gregory Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology of Ireland.

Barry C. Kaye became a director of the Company on October 24, 2006 and has been serving as our Treasurer and Chief Financial Officer since October 18, 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey. From 2006 to 2007, Mr. Kaye has been the Vice President, Finance and Operations for Corporate Subscription Management Services LLC, a company that provide comprehensive knowledge resources management services to large companies and organizations. Since 1999, he has been an Executive Business Consultant with BCK Business Consulting which provides various business consulting services to the business community. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel, a registered broker-dealer that distributes bonds of the government of Israel. He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc., a company engaged in sales and distribution of video games and other forms of digital entertainment media from 2003 to 2004. From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation, a $3.5 billion company engaged in sales and distribution of consumer electronics, office equipment products and microelectronic components, where he was responsible for all finance and operations. From 1976 to 1987, Mr. Kaye was a Senior Audit Manager for Arthur Andersen & Co. He is a member of the American Institute of Certified Public Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants. Mr. Kaye received his Bachelor of Science in Accounting degree, graduating with Cum Laude distinction from Brooklyn College of the City University of New York.

Richard W. Evans became a director of the Company in May 1996. Dr. Evans holds an ED.D degree from Rutgers University, was a Supervisor of the Highland Park School in Highland Park, New Jersey, a post held for more than the preceding five years until his retirement in June 1996.

Michael J. Suchar became a director of the Company in May 1996. Dr. Suchar, who holds a Doctor of Dental Surgery degree from Temple University Dental School, has been a practicing pediatric dentistry for more than twenty years. Mr. Suchar also has a patented invention in the field of aviation security.

Frank J. Adipietro became a director of the Company on October 24, 2006. Dr. Adipietro earned an M.D. degree from Downstate Medical School, Brooklyn, New York. He has also earned an undergraduate degree from New York University, graduating with Phi Beta Kappa and Magna Cum Laude distinction. He has been practicing in the area of anesthesia and interventional pain management for more than twenty years. He has been Vice President of the Medical Staff at Eastern Long Island Hospital in Greenpoint, New York since 2001 and serves on numerous hospital committees. He was affiliated with Lenox Hill Hospital, New York, NY for more than ten years in the field of anesthesiology.

Glenn Crocker became a director of the Company on October 24, 2006. Mr. Crocker, who holds an MBA degree in Engineering Design, has been working for most of the past thirty five years as a designer and design engineer with various vehicle manufacturers including Ford Motor Company, British Leyland, Mercedes Benz, Volvo Cars, Saturn GM, and BMW, among others.

Richard Whitworth became a director of the Company on October 24, 2006. Mr. Whitworth earned a Bachelor of Science degree from the University of Florida and has completed extensive post-graduate coursework and seminars in Law, Public Administration, Health Policy, Finance, Criminal Justice, Social Work and Education. He has been serving as the president of the Whitworth Group Inc. for the past 20 years. The Whitworth Group specializes in governmental and public relations, organizational development and financial services. Prior to that, he was the Director for the DWI Program Office for the Florida Supreme Court from 1979 to 1987. From 1976 to 1978 he was the Director of Prevention for the Florida Association Drug Abuse Treatment and Education Centers, Inc. From 1974 to 1976 he served as Specialist, Health and Mental Health, Aging Program Office for the Department of Health and Rehabilitation Services. Prior to that, he was the Director of Prevention for the Drug Abuse Program under the direction of the Department of Health and Rehabilitation Services.

Board Committees

       Our board of directors established an audit committee and a compensation committee in October 2006. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act.

      Audit Committee

The audit committee’s responsibilities will include:  appointing, approving the compensation of, and assessing the independence of our independent auditor;  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor;  reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;  discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements.

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

      Compensation Committee

The compensation committee’s responsibilities will include:

•	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•	determining the compensation of our chief executive officer;

•	reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans; and

•	reviewing and making recommendations to our board with respect to director compensation.

Corporate Governance

       We believe that good corporate governance is important to ensure that, as a public company, we will manage for the long-term benefit of our stockholders. In that regard, we have established and adopted charters for the audit committee and compensation committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees.

Compensation Committee Interlocks and Insider Participation

       George J. Coates, Gregory Coates and Barry C. Kaye are executive officers and members of our board of directors. None of our executive officers serves as a member of our compensation committee, audit committee or other committee serving an equivalent function. None of the current members of the compensation committee of our board has ever been one of our employees.

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

       Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to the corporation or its stockholders;

•	acts or omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  The Company knows of no person, who, at any time during the fiscal year ended December 31, 2006 to the date hereof, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d), the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

Item 10. Executive Compensation.

The following table sets forth the compensation of specified executive officers for fiscal 2006 and 2005:

Summary Compensation Table

				Option		All Other
Name and Principal Position	Year	Salary		Awards		Compensation

George J. Coates (1) Chief Executive Officer and President	2006	$183,549	(1)	$0	(1)	(5),	(7)
	2005	$183,549		$0		(5),	(7)

Mark D. Goldsmith (2) Former Chief Executive Officer and President	2006	$41,096	(2)	$0
	2005	$0		$0

Barry C. Kaye (3) Chief Financial Officer and Treasurer	2006	$0		$0	(1)	$15,500	(6)
	2005	$0		$0		$3,000	(6)

Gregory Coates (4) President, Technology Division	2006	$82,971	(4)	$0	(1)		(7)
	2005	$82,971		$0

(1)The Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006. The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years. The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the Board of Directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GJC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, the Company committed to grant Mr. Coates 1,000,000 stock options at an exercise price that will equal the closing price of the Company’s shares of commons stock on the Over the Counter Bulletin Board on the first trading day after the filing of this annual report on Form 10-KSB (the “To Be Determined Exercise Price”). These stock options are being granted with a service inception date equal to the effective date of the GJC Agreement. As the exercise price of these options is currently not known, it is not possible to estimate the fair market value of these stock options when issued. The Company could not record stock option compensation expense for the related 2006 service period. Upon the stock price becoming known, the corresponding expense will be recorded.

(2)In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President, and in April 2007, Mr. Goldsmith resigned his position as a member of the Board of Directors. In March 2007, the Board of Directors approved the conditional appointment of Mr. Goldsmith to the position of Chief Operating Officer, subject to the prior execution of an employment agreement. To date, the Company and Mr. Goldsmith have not agreed on the terms and conditions for an employment agreement.

Any such employment agreement would be conditioned upon the adequacy of the Company’s working capital and upon execution of a mutual release of any claims under a prior employment agreement between the Company and Mr. Goldsmith executed in October 2006. However, there can be no assurance that the parties will reach an agreement on the terms and conditions or that any such conditions will be satisfied. The amount of compensation that could be due Mr. Goldsmith for his employment in 2006 pursuant to the employment agreement, amounted to $41,096. This amount has been recorded as an expense in the Company’s financial statements in 2006. Mr. Goldsmith may attempt to assert claims under this employment agreement. The Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement.

(3) The Company executed an amended and restated employment agreement with Mr. Kaye (the “Kaye Agreement”) that replaces an employment agreement signed in 2006. The term of the Kaye Agreement, which became effective as of October 18, 2006, is for three years. The Kaye Agreement initially provides for minimum wages and benefits. The Kaye Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $125,000, he will become eligible for an annual performance bonus and he will be entitled to a severance payment equal to one year’s annual compensation, should he be terminated by the Company without Cause, as defined, or if he should terminate his employment with Good Reason, as defined. In accordance with the Agreement, the Company committed to grant Mr. Kaye 125,000 stock options at an exercise price that will equal the To Be Determined Exercise Price. These stock options are being granted with a service inception date equal to the effective date of the Kaye Agreement. As the exercise price of these options is currently not known, it is not possible to estimate the fair market value of these stock options when issued. The Company could not record stock option compensation expense for the related 2006 service period. Upon the stock price becoming known, the corresponding expense will be recorded

(4) The Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006. The term of the GC Agreement, which became effective as of October 23, 2006, is for five years. The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, an automobile will be provided to Gregory Coates and he will be entitled to a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, the Company committed to grant Mr. Coates 500,000 stock options at an exercise price that will equal the To Be Determined Exercise Price. These stock options are being granted with a service inception date equal to the effective date of the GC Agreement. As the exercise price of these options is currently not known, it is not possible to estimate the fair market value of these stock options when issued. The Company could not record stock option compensation expense for the related 2006 service period. Upon the stock price becoming known, the corresponding expense will be recorded

(5) The Company issued Mr. Coates 1,000,000 shares of its common stock as consideration for a license agreement.

(6) This amount represents payments to Mr. Kaye for consulting services provided to the Company during 2006 and 2005, respectively.

(7) George J. Coates and Gregory Coates were provided with health care, dental care and life insurance benefits amounting to approximately $9,800 and $9,100, respectively, in 2006 and amounting to approximately $8,700 and $9,600, respectively in 2005.

Outstanding Equity Awards at Fiscal Year End

In connection with the employment agreements entered into with George J. Coates, Gregory Coates and Barry C. Kaye, the Company became obligated to grant stock options to these employees. In 2007, the Company committed to grant the stock options enumerated in the table below at an exercise price that will equal To Be Determined Exercise Price.

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
George J. Coates	0	0	1,000,000(1)	(3)	10/23/2021
Gregory Coates	0	0	500,000(1)	(3)	10/23/2021
Barry C. Kaye	0	0	125,000(2)	(3)	10/17/2021

(1)	One-third of these stock options shall vest on April 30, 2007 and the balance in two equal installments on October 23, 2008 and 2009.

(2)
The options granted to Mr. Kaye will vest as follows: 25,000 stock options on April 30, 2007 and the balance in three equal installments on October 18, 2007, 2008 and 2009. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate such an employee without cause.

(3)	The exercise price will equal the To Be Determined Exercise Price. These stock options were granted with a service inception date equal to the employment agreement date.

Vesting of the stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

Director Compensation

Prior to March 28, 2007, the directors did not receive any compensation for serving on the Company’s Board of Directors, the audit or compensation committees. A compensation program was adopted by the Board of Directors on March 28, 2007 which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our equity incentive plan to purchase our common stock at an exercise price equal to the closing prices of our stock on the Over the Counter Bulletin Board on the day prior to the date of grant. In March 2007, our five non-employee directors were each granted 25,000 stock options to purchase shares of our common stock at an exercise price that will equal the To Be Determined Date. On-fifth of these stock options will vest on the first five anniversary dates of the grant.

Employment contracts and termination of employment and change-in-control arrangements

In October 2006, we signed employment contracts with George J. Coates, Gregory Coates and Barry C. Kaye, who are serving as employees of the Company. These employment agreements were amended and restated on April 6, 2007. On October 18, 2006, we entered into an employment agreement with Mark D. Goldsmith covering the terms and conditions of his employment as Chief Executive Officer and President. On March 28, 2007, Mr. Goldsmith stepped down from these positions.

A summary of the compensation terms under the employment agreements appears in the table below.

Name & position	Annual compensation		Number of stock options[4]		Life insurance	Severance payment[5]	Term of the Agreement
George Coates, President and Chief Executive Officer	$183,549	[1]	1,000,000		$2,000,000	Three years salary[6]	Five years
Gregory Coates, President Technology Division	$79,898	[1]	500,000		$2,000,000	Two years salary[6]	Five years
Mark D, Goldsmith, former Chief Executive Officer and President[2]	$200,000	[2]	0	[2]	None	None	Three Years
Barry C. Kaye, Treasurer and Chief Financial Officer	$0	[3]	125,000		None	One year salary[3]	Three years

[1]
The annual salary for George J. Coates and Gregory Coates shall be increased to $300,000 and $250,000, respectively, at such time that the Board of Directors determines that the Company has Sufficient Capital, as defined.

[2]
In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President, and in April 2007, Mr. Goldsmith resigned his position as a member of the Board of Directors. In March 2007, the Board of Directors approved the conditional appointment of Mr. Goldsmith to the position of Chief Operating Officer, subject to the prior execution of an employment agreement. To date, the Company and Mr. Goldsmith have not agreed on the terms and conditions for an employment agreement.

Any such employment agreement would be conditioned upon the adequacy of the Company’s working capital and upon execution of a mutual release of any claims under a prior employment agreement between the Company and Mr. Goldsmith executed in October 2006. However, there can be no assurance that the parties will reach an agreement on the terms and conditions or that any such conditions will be satisfied. The amount of compensation that could be due Mr. Goldsmith for his employment in 2006 pursuant to the employment agreement, amounted to $41,096. This amount has been recorded as an expense in the Company’s financial statements in 2006. Mr. Goldsmith may attempt to assert claims under this employment agreement. The Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement.

[3]
Mr. Kaye’s compensation, severance and benefits shall not commence until the Board of Directors determines that the Company has Sufficient Capital, as defined. At that time, Mr. Kaye’s salary shall be $125,000 per annum. Until Mr. Kaye’s salary commences he is being paid for his services by the Company as a consultant on a per diem basis. In 2006, Mr. Kaye received $15,500 in consulting fees from the Company.

[4]	These Options, which were granted on March 28, 2007, expire in October 2021. The options will be granted with the following vesting schedule:

•	The options granted to George J. Coates and Gregory Coates vest on each of April 30, 2007 and the balance in two equal installments on October 23, 2008 and 2009.

•
The options granted to Mr. Kaye will vest as follows: 25,000 stock options on April 30, 2007 and the balance in three equal installments on October 18, 2007, 2008 and 2009. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate his employment without cause.

[5]	The entitlement for the severance payment is subject to the employee terminating his employment for a good reason.

[6]	The severance payment shall become effective in the event such termination for a good reason occurs after the Board of Directors determines that the Company has Sufficient Capital, as defined.

Under the applicable employment agreements, these employees are eligible for an annual performance bonus only after the Board of Directors determines that the Company has Sufficient Capital, as defined.

Under their employment agreements, George and Gregory Coates undertook to vote all their shares in the Company to elect to our Board of Directors at least two ‘independent directors’ as defined by the rules of the SEC and NASDAQ. In addition, our rights in intellectual property developed by George and Gregory Coates will be as set forth in a certain amended and restated license agreement dated April 6, 2007 and described in Item 1, under caption ‘Patents and Licenses’. Under their employment agreements we are not entitled to terminate either George or Gregory Coates employment unless they are terminated for cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 27, 2007 for:

•	each of our executive officers and directors;

•	all of our executive officers and directors as a group; and

•	any other beneficial owner of more than 5% of our outstanding Common Stock.

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

Percentage ownership calculations are based on 266,894,278 shares outstanding as of March 27, 2007. Addresses of named beneficial owners are care of Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
	Outstanding Shares Beneficially		Right to Acquire Within 60 DaysAfter December 31,	Shares Beneficially Owned
Name and Address of Beneficial Owner	Owned		2006	Number		Percentage

George J Coates	208,272,760	[1]	0	208,272,760	[1]	78.03%

Gregory Coates	14,032,520		0	14,032,520		5.26%

Frank Adipietro	810,500		0	810,500		0.3%

Richard Evans	660,000		0	660,000		0.25%

Michael J. Suchar	241,600	[2]	0	241,600	[2]	0.09%

All executive officers and directors as a group (5 persons)	224,017,380		0	224,017,380		83.93%

(1)	Includes 1,956,960 shares owned by Mr. Coates' spouse, beneficial ownership of which is disclaimed by George J. Coates.

(2)	Includes 20,000 shares owned by Dr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

2006 Stock Option and Incentive Plan

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s Board of Directors in October 2006, subject to stockholder approval. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of that number.

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

Item 12. Certain Relationships and Related Transactions.

The Company subcontracts its project expense from Coates Precision Engineering, of which George J. Coates is the sole shareholder. During the years ended December 31, 2006 and 2005, the Company paid $42,400 and $84,058, respectively, for these services.

On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd ("Coates Motorcycle"). Prior to the agreement, Gregory Coates, son of George J. Coates, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted an exclusive license to utilize the CSRV System for the manufacturing use or sale of motorcycles and gasoline powered internal combustion engines used in motorcycles in North America, Central America and South America. In addition, the Company granted the non-exclusive license to use the CSRV Seals in the manufacture of the CSRV Systems for incorporation into motorcycle engines in North America, Central America and South America. In consideration, we received approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. On March 5, 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. During 2005, the Company sold 9,400 shares of Coates Motorcycle for $5.00 per share and realized a gain of $47,000 on the sale.

During the years ended December 31, 2006 and 2005, Mark Goldsmith, former Chief Executive Officer and President also served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement. Mr. Goldsmith received salary payments of $185,000, a portion of which represented deferred salary from the prior year, and $81,500 from Coates Motorcycle in 2006 and 2005, respectively and was provided with a leased automobile.

During the year ended December 31, 2005, the Company received $76,911 from Coates Motorcycle as partial reimbursement for various overhead expenses, incurred on its behalf.

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. The net outstanding balance was $92,337 at December 31, 2006. These borrowings are in the form of a demand loan which carry no interest and are repaid from time to time depending upon cash availability. It is the intention of the Coates Trust to assist the Company with its working capital requirements as needed in the future, even though it is not legally obligated to do so. In April 2007, this demand loan was converted to a 6% promissory note due April 4, 2008.

Bernadette Coates, George’s wife has made loans to the Company at various times to provide working capital. The amount due to Mrs. Coates was repaid in 2006.

The Company paid compensation and benefits to George J. Coates, Gregory Coates and Bernadette Coates for management of the office amounting to approximately $184,000, $83,000 and $41,000, respectively, in 2006 and amounting to $184,000 $83,000 and $41,000, respectively in 2005. In 2006, the Company paid Gregory Coates $25,000 towards a newly created technology in connection with a computerized, sequential injection system.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of $15,500 and $3,000 in 2006 and 2005, respectively.

Item 13. Exhibits.

Exhibit No.		Description

3.1 =	-	Restated Certificate of Incorporation

3.1(i) +	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) +	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.2 =	-	Bylaws

10.6 +	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.7 +	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.8 +	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.11 #	-	Sublicense Agreement, dated April 30, 2003, the Company and Coates Motorcycle Company, Ltd.

10.12 &		Amendment No. 1 to Sublicense Agreement, dated March 5, 2004, between the Company and Coates Motorcycle Company, Ltd.

10.13 ^	-	Confirmation Letter between the Company and Well to Wire Energy Inc. dated July 7, 2006

10.14 ~	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.15 ~	-	License Agreement between the Company and Coates Trust dated October 23, 2006

10.16 *	-	Amended and Restated Employment Agreement between the Company and George J. Coates dated April 6, 2007

10.17 *	-	Amended and Restated Employment Agreement between the Company and Gregory Coates dated April 6, 2007

10.18 *	-	Amended and Restated Employment Agreement between the Company and Barry C. Kaye dated April 6, 2007

10.19 *	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.20 *	-	Termination of License Agreement between the Company and Coates Trust dated April 6, 2007

31.1*	-	Certification of George J. Coates pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	-	Certification of Barry C. Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	File herewith.

=	incorporated by reference from the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on November 1, 1995, File No. 33-94884.

+	Incorporated by reference from the Company's Registration Statement and amendments thereto filed on Form 10-SB with the Securities and Exchange Commission, File No. 000-33155.

#	Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2003.

&	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

^	Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2006.

~	Incorporated by reference from the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2005.

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2006.

Item 14. Principal Accounting Fees and Services.

Audit Fees:

On February 29, 2007, we engaged Weiser LLP (“Weiser”), Certified Public Accountants as our new Independent Registered Public Accounting Firm and dismissed Rosenberg Rich Baker Berman & Company ("Rosenberg"). Weiser did not perform nor bill the Company for any audit services during the last two fiscal years.

Rosenberg billed us in the aggregate amount of $44,625 and $42,445 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB and 10-QSB for the years ended December 31, 2005 and December 31, 2004, respectively.

Audit-related Fees:

Weiser did not perform nor bill the Company for any audit-related services during the last two fiscal years.

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and December 31, 2005.

Tax Fees:

Weiser did not perform nor bill the Company for any tax related services during the last two fiscal years.

Rosenberg billed us in the aggregate amount of $3,294 and $2,194 for professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

All Other Fees:

Weiser did not perform nor bill the Company for any other services during the last two fiscal years.

No fees were billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as audit and tax fees.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2007.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Coates George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)	April 13, 2007

/s/ Gregory Coates Gregory Coates	Director, President-Technology Division	April 13, 2007

/s/ Barry C. Kaye Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)	April 13, 2007

/s/ Richard W. Evans Richard W. Evans	Director and Secretary	April 13, 2007

/s/ Michael J. Suchar Michael J. Suchar	Director	April 13, 2007

/s/ Frank Adipietro Frank Adipietro	Director	April 13, 2007

/s/ Glenn Crocker Glenn Crocker	Director	April 13, 2007

/s/ Richard Whitworth Richard Whitworth	Director	April 13, 2007

Coates International, Ltd.

Index to the Financial Statements

December 31, 2006

Page

Report of Weiser LLP, Independent Registered Public Accounting Firm	F-2

Report of Rosenberg Rich Berman Baker & Company, Independent Registered Public Accounting Firm	F-3

Financial Statements

Balance Sheet	F-4

Statements of Operations	F-5

Statements of Stockholders' Deficiency	F-6

Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8 to 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Coates International Ltd.

We have audited the accompanying balance sheet of Coates International Ltd. as of December 31, 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International Ltd. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses from operations, has a working capital deficit and a stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weiser LLP

New York, NY
April 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Coates International, Ltd.

We have audited the accompanying statements of operations, cash flows and stockholders' deficiency of Coates International, Ltd. for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Coates International, Ltd., for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Berman Baker & Company

Bridgewater, New Jersey
February 28, 2006

Coates International, Ltd.
Balance Sheet

Assets
December 31, 2006
Current Assets
Cash	$254,242
Inventory, net of reserve for obsolescence of $144,889	350,957
Prepaid and other assets	500
Total Current Assets	605,699
Investment in related party	-
Deferred offering costs	15,180
Property, plant and equipment, net of accumulated depreciation of $761,909	1,495,946
Deferred licensing costs, net of accumulated amortization of $4,568	81,095
Security deposits	197,500

Total Assets	$2,395,420

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,032,189
Demand loan due to related party	92,337
Total Current Liabilities	1,124,526
License deposits	375,000
Finance obligation	3,876,607
Total Liabilities	5,376,133

Commitments and Contingencies	-

Stockholders' Deficiency
Preferred stock, Series A, $0.001 par value 14,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 266,894,278 shares issued and outstanding	26,689
Additional paid-in capital	17,176,155
Accumulated deficit	(20,183,557)
Total Stockholders' Deficiency	(2,980,713)

Total Liabilities and Stockholders' Deficiency	$2,395,420

The accompanying notes are an integral part of this balance sheet.

Coates International, Ltd.
Statements of Operations

	For the Years Ended December 31,
	2006	2005

Research and development revenue	$565,000	$-

Operating Expenses:
Research and development costs	437,307	18,290
General and administrative expenses	1,373,049	819,915
Depreciation and amortization	57,084	56,758
Total Operating Expenses	1,867,440	894,963

Loss From Operations	(1,302,440)	(894,963)

Other Income (Expense):
Interest income	30,127	-
Interest expense	(390,386)	(152,609)
Equity loss in related party investment	-	(260,344)
Gain on sale of investment in related party	-	47,000
Other Expense, net	(360,259)	(365,953)

Loss Before Income Taxes	(1,662,699)	(1,260,916)

Provision for income taxes	-	(11,117)

Net Loss	$(1,662,699)	$(1,272,033)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Shares	266,894,278	265,996,673

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Stockholders' Deficiency
For the Years Ended December 31, 2006 and 2005

	Common Stock $0.0001 par value per share		Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficiency
	Shares	Amount

Balance, January 1, 2005	265,859,278	$26,586	$17,001,258	$(17,248,825)	$(220,981)

Issuance of common stock for license agreement	1,000,000	100	(100)	-	-

Issuance of common stock for cash	29,000	2	144,998	-	145,000

Issuance of common stock in settlement of accounts payable and accrued interest	6,000	1	29,999	-	30,000

Net loss for the year	-	-	-	(1,272,033)	(1,272,033)

Balance, December 31, 2005	266,894,278	26,689	17,176,155	(18,520,858)	(1,318,014)

Net loss for the year	-	-	-	(1,662,699)	(1,662,699)

Balance, December 31, 2006	266,894,278	$26,689	$17,176,155	$(20,183,557)	$(2,980,713)

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net Loss	$(1,662,699)	$(1,272,033)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities -
Depreciation and amortization	57,084	56,758
Provision for slow moving inventory and inventory write down	262,897	-
Gain on sale of investment in related party	-	(47,000)
Equity losses from investment in related party	-	260,344

Changes in Operating Assets and Liabilities -
Inventory	(204,554)	(86,100)
Prepaid expenses	191,144	(191,644)
License deposits	(565,000)
Accounts payable and accrued liabilities	542,163	479
Accrued interest	-	(12,076)
Income taxes payable	(127,156)	127,156
Net Cash Used in Operating Activities	(1,506,121)	(1,164,116)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(47,070)	(3,047)
Costs for patents	(30,205)	(55,458)
Proceeds from sale of investment - related party	-	47,000
Security deposit on leased property	-	(195,000)
Net Cash Used in Investing Activities	(77,275)	(206,505)

Cash Flows From Financing Activities:
Deferred offering costs paid	(45,185)	(22,500)
Repayment of loan from related party	(45,300)	(212,800)
Cash received from finance obligation	-	3,876,607
Proceeds from related party loan	-	200,437
Proceeds from issuance of stock	-	145,000
Repayment of mortgage	-	(868,182)
Net Cash Provided by ( Used in) Financing Activities	(90,485)	3,118,562

Net Increase (Decrease) in Cash	(1,673,881)	1,747,941
Cash - Beginning of Period	1,928,123	180,182
Cash - End of Period	$254,242	$1,928,123
Schedule of Supplemental Cash Flow Data:
Cash paid for:
Income Taxes	$141,309	$-
Interest	$227,886	$327,185

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization and Basis of Presentation

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey.

Coates International, Ltd. (the "Company") has acquired the exclusive licensing rights for the Coates spherical rotary valve system (“CSRV System”) technology in North America, Central America and South America (the “CSRV License”). The CSRV System technology has been developed over a period of more than 15 years by the Company’s founder George J. Coates and his son Gregory Coates. The CSRV System is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

The CSRV System is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV System utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV System utilizes significantly fewer moving parts of conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the CSRV System (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV’s can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPMs) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The higher the RPM range, the greater the volumetric efficiency and thermal efficiency that can be achieved.

Since the Company’s inception, the Company has been responsible for the development costs of this technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from the sale of stock, through capital contributions, loans made by George Coates, through a sale-and-leaseback transaction related to the Company’s principal facility, and from prototype models and licensing fees. The Company has never received any revenues from the sale of engines, has never been profitable and has incurred substantial losses from operations. The Company expects that losses from operations will continue until the Coates Engine is successfully introduced into the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2006, had a working capital deficiency of $519,000 and a Stockholders’ Deficiency of approximately $2,981,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost reduction program intended to cut variable costs to only those expenses that are necessary to complete its activities related to making engineering refinements to the Coates Engine, identifying additional sources of working capital and general administrative costs in support of such activity. The Company has also been actively undertaking efforts to identify new sources of working capital. In March and April 2007, the Company raised $1,140,000 of new working capital as discussed in Note 19. The Company continues to actively seek out new sources of working capital, however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

The Company has not generated revenue from the sales of engines. Licensing deposits, which are non-refundable, received from the granting of sub-licenses, are recognized as earned, generally commencing upon the completion of certain tests and acceptance by the licensee. At that time, license revenue will be recognized ratably over the period of time that the sub-license has been granted (i.e. upon expiration of the Company's patent protection period which expires at the earliest in 2007), using the straight-line method. Upon termination of a sub-license agreement, non-refundable license deposits, less any costs related to the termination of the sub-license agreement are recognized as revenue. Revenue from research and development activities is recognized when earned provided that financial risk has been transferred from the Company to its customer.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred. Advertising expense amounted to $6,643 and $20,757 for the years ended December 31, 2006 and 2005, respectively.

Share-Based Compensation

Compensation expense relating to share-based payments is recognized as an expense using the fair-value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award. No stock options had been granted to any employees for the years ended December 31, 2006 and 2005.

Inventory

Inventory consists of raw materials and work-in-process, including overhead and is stated at the lower of cost or market determined by the first-in, first-out method. Inventory items designated as obsolete or slow moving are reduced to net realizable value. Market value is determined using current replacement cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful life of the assets: 40 years for building and building improvements, 3 to 7 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

In the event that facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability is performed. Should such evaluation indicate that there has been an impairment of one or more long-lived assets, the cost basis of such assets would be adjusted accordingly at that time.

Deferred Licensing Costs

Under the CSRV Licensing Agreement for the CSRV technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV System intellectual technology. In 2005, the Company changed it accounting policy for costs incurred in connection with registering new patent protection of patent technology it licenses from George J. Coates, controlling stockholder, Chairman, Chief Executive Officer and President and from Gregory Coates. Prior to 2005, such costs were charged to expense in the year incurred. Effective with the year ended December 31, 2005, patent fees including legal costs for registration and legal fees, if any, from the costs incurred in successful defense to the extent of an evident increase in the value of the patents and models and drawings required for registration are stated at cost, less accumulated amortization. Amortization is calculated on a straight-line basis over the lesser of the life of the license or the life of the asset, estimated by management to average 20 years. Such amount is reflected in the accompanying balance sheet as Deferred Licensing Costs.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. No tax benefit has been recorded related to the Company’s equity in undistributed earnings of Coates Motorcycle Company, Ltd., as described in Note 17. The income tax benefit from sales of unutilized state tax net operating losses to third parties is recognized in the period of sale.

Loss per Share

In accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," Loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior year amounts were made to conform to the 2006 presentation. This had no effect on the reported net loss.

2. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash and cash equivalents for purposes of the statements of cash flows is comprised of cash and short-term, highly liquid investments with a maturity of three months or less from their inception date.

During 2005, the Company issued 1,000,000 shares of its common stock to acquire a patent license from a related party.

In 2005, the Company issued a total of 35,000 shares of its Common Stock to two accredited investors at a price of $5.00 per share and realized proceeds of $145,000 in cash which has been used for working capital purposes and settlement of its payables in the amount of $30,000.

3. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Company's accounts may, at times, exceed the federally insured limits.

Development of the CSRV System technology was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since such time. From July 1982 through May 1993, seven U. S. patents as well as a number of foreign patents were issued with respect to the CSRV System. Since the inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates. The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

Upon delivery and acceptance of the third production prototype engine and commencement of production, the Company will become highly dependent on Well to Wire Energy, Inc. for cash flows, revenues and profits.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Other Assets, Accounts Payable and Accrued Liabilities and Other Liabilities

The carrying amount of these items approximates their fair value because of the short maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

5. COMMITMENTS

In December 2006, the Company received subscriptions aggregating $210,000 in connection with its private placement offering (the “Offering”) of units of its capital stock. Each unit consisted of one share of its 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and one warrant to purchase 5,000 shares of its Common Stock at a $1.10 per share (the “Warrants”). Each share of Preferred Stock is convertible into ten shares of common stock. The cash proceeds therefrom were held in escrow pending the Company’s acceptance of the subscriptions and closing of the securities purchase transactions. In March 2007, these transactions closed and the aggregate gross proceeds became available to the Company to supplement its working capital. The Company is currently seeking approval from investors in the Offering to directly issue the underlying shares of common stock in lieu of issuing the Preferred Stock. This will not affect the company’s obligation with respect to the Warrants, which are being issued to these subscribers.

6. INVENTORY

Inventory at December 31, 2006 consists of the following:

Raw Materials	$255,846
Work in Process	240,000
Reserve for slow moving inventory	(144,889)
Total	$350,957

7. AGREEMENT WITH WELL TO WIRE ENERGY, INC. AND LICENSE DEPOSITS

On September 29, 1999, the Company signed a license agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada. The agreement exclusively licenses within Canada the use of the Coates technology for V-8 engines to be fueled by natural gas to generate electrical power. The agreement provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000. A separate research and development agreement with WWE provides for development and delivery of certain prototype engines. The research and development agreement was not reduced to the form of a signed written agreement.

On July 7, 2006, the Company signed a confirmation letter with WWE that provides as follows:

•
The Company expects to ship to WWE in the near term the third power unit of the Company’s generator for up to 300 kilowatts, depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV Engine, the “Generator”). Upon receipt of the Generator, and pending test results meeting WWE’s expectations, the balance of $3,800,000 on account of the research and development agreement mentioned above will become due and payable to the Company by WWE. In addition, 180 days later, the remaining balance of $4,700,000 from the September 29, 1999 agreement will become due and payable by WWE in 16 equal quarterly installments.

•	WWE will have the exclusive right to use, lease, and sell the generators that are based on the CSRV System technology within Canada.

•	WWE will have a specified right of first refusal to market the Generators worldwide.

•
Upon commencement of the production and distribution of Generators, the minimum annual number of Generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per Generator shall be $150,000. In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such a case, WWE would retain non-exclusive rights to continue to use the Coates generator engine.

•	WWE shall not be required to pay any royalties as part of the agreements between the parties.

•	All rights related to patent and other intellectual property related to the engine will remain with the Company.

License deposits, which are non-refundable, primarily relate to the $300,000 license deposit described above from WWE.

During 2006, the Company and a sublicensee agreed to terminate their sublicensee agreement. The non-refundable license deposit of $565,000 related to research and development of a truck engine incorporating the CSRV system technology under this sublicense agreement has been recognized as research and development revenue in 2006.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

2006
Land	$920,550
Building	579,450
Building improvements	219,371
Machinery and equipment	499,189
Furniture and fixtures	39,295
2,257,855
Less: Accumulated depreciation	(761,909)

Total	$1,495,946

Depreciation expense amounted to $53,618 and $55,656 for the years ended December 31, 2006 and 2005, respectively.

9. SECURITY DEPOSITS

Security deposits primarily consist of a deposit on the Company’s principal offices, warehouse and manufacturing facility pursuant to the sale/leaseback agreement described in Note 10.

10. SALE/LEASEBACK OF LAND AND BUILDING

In 2005, the Company entered into a sale/leaseback arrangement of the property which houses its principal offices, warehouse and manufacturing facilities. Pursuant to generally accepted accounting principles this transaction is being accounted for under the finance method because the Company has a continuing interest in the property represented by an option to repurchase the property at any time during the first three years of the agreement for $5,200,000. The Company realized net proceeds from this transaction of $3,876,607, which was partially used to repay the $868,182 remaining balance of a mortgage loan bearing interest at a 13.99% annual rate and the balance of the proceeds was utilized for working capital purposes. The monthly rental payments provided for by the lease agreement are being accounted for as interest expense, which amounted to $390,000 and $35,750 in the accompanying statement of operations for the years ended December 31, 2006 and 2005, respectively.

Had this transaction qualified for sale reporting, the Company would have realized a net gain of $2,411,579. This gain will be recognized upon expiration or exercise of the option to repurchase. The new lease agreement with the purchaser, which is being accounted for on the finance method, provides for monthly payments of $32,500 over a six year period expiring November 2011. Under the finance method, these payments are to be accounted for as interest expense at the implicit annual interest rate of 10.06%. In addition, the property continues to be carried at cost and depreciated. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance. Minimum payments under the lease agreement, which are being charged to interest expense, are as follows:

Year Ending December 31,	Amount
2007	$390,000
2008	390,000
2009	390,000
2010	390,000
2011	357,500
Total	$1,917,500

11. LICENSING AGREEMENTS AND DEFERRED LICENSING COSTS

On October 23, 2006, the Company signed a license agreement with George J. Coates and Gregory Coates (the “New Coates License Agreement”), that replaces license agreements signed on December 22, 1997 and November 10, 2005. On April 6, 2007, the New Coates License Agreement was amended and restated (the “Amended Coates License Agreement”). The Amended Coates License Agreement became effective upon execution. Under the Amended Coates License Agreement, George J. Coates and Gregory Coates granted to the Company: an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV System technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with the Company. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined.

Under the Amended Coates License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property.

At December 31, 2006, deferred licensing costs comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization amounted to $81,095.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at December 31 are comprised of the following:

2006
Legal and professional fees	$967,917
Accrued compensation	41,096
Other	23,176
Total	$1,032,189

13. CAPITAL STOCK

Common Stock

There were no issuances of our common stock in 2006. In 2005, the Company issued 1,000,000 shares of its common stock to George J. Coates in exchange for a new technology license agreement granting the Company the non-exclusive rights to make, use, sell and have made in all of the countries and their territories and possessions, comprising North America, Central America and South America, three licensed products patented by George J. Coates. These products consist of a self-adjusting bearing assembly, an improved valve seal (pressure regulated) and a cooling system for the rotary valve engine. This license agreement was superseded and replaced by the Amended Coates License Agreement described in Note 11. Also, in 2005, the Company issued a total of 35,000 shares of its common stock to two accredited investors at a price of $5.00 per share.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 14,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). Dividends on the Preferred Stock may be declared from time to time by the Board of Directors. Holders of shares of Preferred Stock may convert their shares at any time into ten shares of the Company’s common stock, and upon such conversion will forfeit any unpaid dividends. The Preferred Shares are entitled to a preference over holders of the Company’s common stock equal to the par value of the shares of Preferred Stock held, plus any unpaid dividends declared. As of December 31, 2006, no shares of Preferred Stock had been issued.

14. EMPLOYMENT AGREEMENTS

George J. Coates

The Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006. The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years. The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent member of the Board of Directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GJC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, the Company committed to grant Mr. Coates 1,000,000 stock options at an exercise price that will equal the closing price of the Company’s shares of common stock on the Over the Counter Bulletin Board on the first trading day after the filing of this annual report on Form 10-KSB (the “To Be Determined Exercise Price”). These stock options are being granted with a service inception date equal to the effective date of the GJC Agreement. As it was not practicable to estimate the fair market value of these stock options at December 31, 2006, it was not possible to provide for stock option compensation expense for the related 2006 service period. Upon the stock option compensation cost becoming determinable, the corresponding expense will be recorded.

Barry C. Kaye

The Company executed an amended and restated employment agreement with Mr. Kaye (the “Kaye Agreement”) that replaces an employment agreement signed in 2006. The term of the Kaye Agreement, which became effective as of October 18, 2006, is for three years. The Kaye Agreement initially provides for minimum wages and benefits. The Kaye Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $125,000, he will become eligible for an annual performance bonus and he will be entitled to a severance payment equal to one year’s annual compensation, should he be terminated by the Company without Cause, as defined, or if he should terminate his employment with Good Reason, as defined. In accordance with the Kaye Agreement, the Company committed to grant Mr. Kaye 125,000 stock options at an exercise price that will equal the To Be Determined Exercise Price. These stock options are being granted with a service inception date equal to the effective date of the Kaye Agreement. As it was not practicable to estimate the fair market value of these stock options at December 31, 2006, it was not possible to provide for stock option compensation expense for the related 2006 service period. Upon the stock option compensation cost becoming determinable, the corresponding expense will be recorded.

Gregory Coates

The Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006. The term of the GC Agreement, which became effective as of October 23, 2006, is for five years. The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, an automobile will be provided to Gregory Coates and he will be entitled to a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, the Company committed to grant Gregory Coates 500,000 stock options at an exercise price that will equal the To Be Determined Exercise Price. These stock options are being granted with a service inception date equal to the effective date of the GC Agreement. As it was not practicable to estimate the fair market value of these stock options at December 31, 2006, it was not possible to provide for stock option compensation expense for the related 2006 service period. Upon the stock option compensation cost becoming determinable, the corresponding expense will be recorded.

Mark D. Goldsmith

In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President, and in April 2007, Mr. Goldsmith resigned his position as a member of the Board of Directors. In March 2007, the Board of Directors approved the conditional appointment of Mr. Goldsmith to the position of Chief Operating Officer, subject to the prior execution of an employment agreement. To date, the Company and Mr. Goldsmith have not agreed on the terms and conditions for an employment agreement.

Any such employment agreement would be conditioned upon the adequacy of the Company’s working capital and upon execution of a mutual release of any claims under a prior employment agreement between the Company and Mr. Goldsmith executed in October 2006. However, there can be no assurance that the parties will reach an agreement on the terms and conditions or that any such conditions will be satisfied. The amount of compensation that could be due Mr. Goldsmith for his employment in 2006 pursuant to the employment agreement, amounted to approximately $41,000. This amount has been expensed in 2006 and is included in Accounts Payable and Accrued Expenses in the accompanying balance sheet. Mr. Goldsmith may attempt to assert claims under this employment agreement. The Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement.

Aggregate minimum payments under the employment agreements for George J. Coates, Gregory Coates and Barry C. Kaye, are approximately as follows:

Year Ending December 31,	Amount (1)
2007	$263,000
2008	263,000
2009	263,000
2010	263,000
2011	214,000
Total	$1,266,000

(1)
There is no salary provided for in Mr. Kaye’ employment agreement. The minimum payments under these employment agreements, including Mr. Kaye’s would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined in the employment agreements.

15. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s Board of Directors in October 2006, subject to stockholder approval. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

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

In connection with the employment agreements entered into with George J. Coates, Gregory Coates and Barry C. Kaye, the Company became obligated to grant non-qualified stock options to these employees. On March 28, 2007, the Company committed to grant such non-qualified stock options these employees at the To Be Determined Exercise Price. As the exercise price of these options is not known, the Company could not determine the fair market value of these stock options at December 31, 2006. Accordingly, no compensation expense was recorded in 2006; however, the obligation for such granted stock options does represent a contingent liability. At the same time, the Company also committed to grant 25,000 stock options to each of its outside directors exercisable at the To Be Determined Price. On April 4, 2007, the Company committed to grant 25,000 stock options to its corporation general counsel and 25,000 stock options to an employee. No other stock options have been granted by the Company. The following table sets forth information with respect to such stock options granted:

Name	Title	Number of Shares of Common Stock Underlying Non-vested Options	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000(1)	10/23/2021
Gregory Coates	Director and President, Technology Division	500,000(1)	10/23/2021
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000(2)	10/18/2021
All other employees		25,000(4)	4/4/2022
Dr. Frank J. Adipietro	Non-employee Director	25,000(3)	3/28/2022
Glenn Crocker	Non-employee Director	25,000(3)	3/28/2022
Richard W. Evans	Non-employee Director	25,000(3)	3/28/2022
Dr. Michael J. Suchar	Non-employee Director	25,000(3)	3/28/2022
Richard Whitworth	Non-employee Director	25,000(3)	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000(4)	4/4/2022

(1)	One-third of these stock options shall vest on April 30, 2007 and the balance in two equal installments on October 23, 2008 and 2009.

(2)	The options granted to Mr. Kaye shall vest as follows: 25,000 stock options on April 30, 2007 and the balance in three equal installments on October 18, 2007, 2008 and 2009.

(3)	One-fifth of these stock options shall vest on each of March 28, 2008, 2009, 2010, 2011 and 2012.

(4)	One-fifth of these stock options shall vest on each of April 4, 2008, 2009, 2010, 2011 and 2012.

Vesting of all stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

16. INCOME TAXES

The current income tax provision is comprised of the following:
	2006	2005

Federal	$-	$-

State, net of benefit from sale of tax net operating loss	$-	$11,117

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover Research and Development Tax Credits (“R&D Credits”) to corporate taxpayers in New Jersey. During 2005, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its New Jersey State income tax net operating loss carryforward from the 2004 tax year. As a result, the Company realized a current tax benefit of $116,039 for the year ended December 31, 2005.

Total deferred tax asset and valuation allowance are approximately as follows at December 31:

2006

Current deferred tax asset - inventory reserve	$83,000

Non-current Deferred Tax Assets:
Net operating loss carryforwards	5,457,000
Gain on sale of property	1,071,000
Total long term deferred tax assets	6,579,000
Total deferred tax assets	6,611,000
Less: valuation allowance	(6,611,000)
Net deferred tax assets	$-

The differences between income tax benefit (provision) in the financial statements and the tax benefit (provision) computed at the U.S. Federal statutory rate of 34% at December 31, are as follows:

	2006	2005

Federal Tax benefit at the statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	-	(6.7)
Inventory reserves	(5.0)
Depreciation deduction for financial reporting purposes	(0.4)
Sale of prior year state net operating loss carryforward, net of federal tax	-	6.1
Gain on sale of property deferred for financial reporting purposes	-	(65.0)
Equity in loss of unconsolidated subsidiary not deductible	-	(7.0)
Utilization of Federal net operating loss carryforward	-	37.7
Valuation Allowance	(28.6)	-
Effective Tax Rate	0.0%	0.9%

At December 31, 2006, the Company had available approximately $16,199,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, which expire between December 31, 2008 and 2024. There are no available net operating loss carryforwards available for state income tax purposes. For the year ended December 31, 2006, the valuation allowance increased by approximately $314,000.

17. RELATED PARTY TRANSACTIONS

The Company subcontracts its project expense from Coates Precision Engineering, of which George J. Coates is the sole shareholder. During the years ended December 31, 2006 and 2005, the Company paid $42,400 and $84,058, respectively, for these services.

On April 30, 2003, the Company amended its license agreement with Coates Motorcycle (the “Amended Motorcycle License Agreement”). Prior thereto, Gregory Coates, son of George J. Coates and an officer of the Company, owned 100% of Coates Motorcycle. Pursuant to a prior license agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. The Amended Motorcycle License Agreement expanded the license rights granted and removed the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. The Company is under no obligation to provide any funding or support to Coates Motorcycle under any circumstances. Under the Amended Motorcycle License Agreement, the Company granted an exclusive sublicense for North America, South America and Central America and their territories (collectively, the "Western Hemisphere") to make, use and sell motorcycles utilizing the CSRV Technology. During 2005, the Company sold 9,400 shares of Coates Motorcycle for $5.00 per share and realized a gain of $47,000 on the sale.

The Company’s investment in Coates Motorcycle is valued at $-0-, because that was the cost basis of the assets and the license agreement exchanged for those shares. This investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of undistributed earnings and losses.

Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. Accordingly, during the year ended December 31, 2005, the Company recorded losses from its investment in Coates Motorcycle in the amount of $260,344, which reduced the value of the Company’s investment to $-0-. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0-, it would have recorded an additional share of undistributed losses aggregating approximately $343,000 through December 31, 2006.

The Company computed its share of the losses in accordance with EITF 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," where the percent ownership was based on the assumed conversion of the Preferred Series A Stock held by the Company.

In 2007, Coates Motorcycle disbursed all of its remaining cash, curtailed all of its operations and is currently insolvent. At this time, Coates Motorcycle has not developed short term plans to address this situation. However, if the value of its sublicense agreement with us can be demonstrated in the future, to the extent we are successful achieving market acceptance of the CSRV technology; such market acceptance could improve the likelihood that Coates Motorcycle could, in the future, secure additional sources of working capital to fund its operations.

Summarized unaudited information for Coates Motorcycle is as follows:

Unaudited December 31, 2006

Current assets	$87,257
Total assets	128,526
Current liabilities	(496,218)
Total liabilities	(1,395,511)
Stockholders’ deficiency	1,266,985

	Unaudited Year Ended December 31,
	2006	2005
Revenue	$-	$-
Operating expenses	1,379,692	1,087,331
Net loss	(1,462,791)	(1,083,292)

The Company also made loans to Coates Motorcycle from time to time to provide working capital for the development and testing of motorcycle engines which incorporate the Company’s technologies. As of December 31, 2004, the total outstanding balance of these loans, including accrued interest thereon, was $362,200 and was converted into 362,200 shares of Preferred Series A Stock of Coates Motorcycle. The Company has accounted for its equity in the common stock, and ownership of preferred stock of Coates Motorcycle, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-13 "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee." The Company’s equity investment in the common stock and preferred stock of Coates Motorcycle is $-0- as of December 31, 2006 and 2005.

During the years ended December 31, 2006 and 2005, Mark Goldsmith, former Chief Executive Officer and President also served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement. Mr. Goldsmith received salary payments of $185,000, a portion of which represented deferred salary from the prior year, and $81,500 from Coates Motorcycle in 2006 and 2005, respectively and was provided with a leased automobile and medical and dental benefits.

During the year ended December 31, 2005, the Company received $76,911 from Coates Motorcycle as partial reimbursement for various overhead expenses, incurred on its behalf.

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. The net outstanding balance was $92,337 at December 31, 2006. These borrowings are in the form of a demand loan which carry no interest and are repaid from time to time depending upon cash availability. It is the intention of the Coates Trust to assist the Company with its working capital requirements as needed in the future, even though it is not legally obligated to do so. In April 2007, this demand loan was converted to a 6% promissory note due April 4, 2008.

Bernadette Coates, George’s wife has made loans to the Company at various times to provide working capital. The amount due to Mrs. Coates was repaid in 2006.

The Company paid compensation and benefits to George J. Coates, Gregory Coates and Bernadette Coates for management of the office amounting to approximately $184,000, $83,000 and $41,000, respectively in 2006 and amounting to $184,000, $83,000 and $41,000, respectively, in 2005. In 2006, the Company paid Gregory Coates $25,000 towards a newly created technology in connection with a computerized, sequential injection system, which has been included general and administrative expenses in the accompanying statement of operations.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of $15,500 and $3,000 in 2006 and 2005, respectively.

18. NEW ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115” (“FAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Management is assessing FAS 159 and has not yet determined the impact that the adoption of FAS 159 will have on the financial position or results of operations of the Company, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), that requires public companies to utilize a dual approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB 108 but do not expect that it will have a material effect on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 to determine its impact and any material effect of its adoption.

In June 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Management does not believe that adoption of FIN 48 will have a material impact on the financial position or results of operations of the Company.

19. SUBSEQUENT EVENTS

Commencement of Trading

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board market system under the ticker symbol COTE.

Sale of Common Stock

In March and April 2007, the Company sold 2,000,000 shares of its common stock to the son of a director of the Company and received aggregate gross proceeds of $500,000 from private sales pursuant to stock purchase agreements.

Issuance of 6% Promissory Note

In April 2007, the Company issued a $192,337 principal amount 6% Promissory Note, due April 4, 2008 to the Coates Trust in consideration for cash proceeds of $100,000 and conversion of a non-interest bearing demand loan due to the Coates Trust in the amount of $92,337. George J. Coates, Bernadette Coates and Gregory Coates are beneficiaries of this Trust.

Issuance of Convertible Subordinated Notes

In March 2007, the Company issued $120,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to two of its outside directors and received proceeds of $120,000. The proceeds from the Convertible Notes are being used for working capital purposes. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate which shall be equal to the weighted average of the closing prices of the Company’s common stock on the Over the Counter Bulletin Board on the first ten trading days beginning on the fifth trading day after the Company files this annual report on Form 10-KSB with the Securities and Exchange Commission. However, such conversion rate shall not be greater than $0.45 per share nor less than $0.25 per share. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity.

Sale of Securities

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Each share of Preferred Stock is convertible into ten shares of our common stock at any time. Aggregate proceeds from this Offering, which amounted to $420,000 is being used for working capital purposes. In consideration of the commencement of trading of the Company’s common stock, the Company is currently in the process of obtaining approval from the investors in the Offering to directly issue shares of its common stock in lieu of the Preferred Stock. Upon obtaining such approval, the Company will issue in the aggregate 420,000 shares of its common stock and 42 Warrants for the 42 Units sold.

Settlement Agreement with Prior Accountants

In February 2007, the Company entered into a settlement agreement with Rosenberg, Rich Baker Berman & Company (“RRBB”) which provided for a mutual release of any claims by the parties and that the balance of fees due RRBB would be converted to an approximately $50,000 principal amount, promissory note, payment of which became accelerated and is now due. RRBB served as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2005.

Settlement of Litigation

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiff and a third party defendant have since filed motions for reconsideration which were denied on March 30, 2007. It is anticipated that the plaintiffs and the third party defendant will appeal. The Company has proposed to dismiss, without prejudice, its counterclaim and third party complaint in order to avoid the costs associated with a proof hearing.

Departure of Executive Officer

In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Although the Company is considering a possible future role for Mr. Goldsmith upon certain conditions being satisfied related to the adequacy of the Company’s working capital and requiring a mutual release of any claims under an employment agreement between the Company and Mr. Goldsmith, there can be no assurance that such conditions will be satisfied. As a result of his departure, the Company may be obligated to make certain payments to Mr. Goldsmith under an employment agreement, dated October 18, 2006. See Note 5 for further discussion of this contingency.