Form 10QSB
period 2007-03-31
COATES INTERNATIONAL LTD \DE\
filed 2007-05-15
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

 Commission file number 000-33155

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of May 7, 2007, 269,894,278 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-QSB

CONTENTS

MARCH 31, 2007

Coates International, Ltd.
Condensed Balance Sheet
March 31, 2007
(Unaudited)

Assets
Current Assets
Cash	$255,059
Inventory, net of reserve for obsolescence of $144,889	376,723
Prepaid and other assets	37,363
Total Current Assets	669,145
Investment in related party	-
Property, plant and equipment, net of accumulated depreciation of $774,912	1,482,943
Deferred licensing costs, net of accumulated amortization of $5,734	86,426
Security deposits	197,500
Total Assets	$2,436,014
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,119,598
Demand loan due to related party	92,337
Non-interest bearing promissory note	49,573
Total Current Liabilities	1,261,508
License deposits	375,000
Finance obligation	3,876,607
10% Convertible note, due March 2010	100,000
Total Liabilities	5,613,115

Commitments and Contingencies	-

Stockholders' Deficiency
Preferred stock, Series A, $0.001 par value 14,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 266,894,278 shares issued and outstanding	26,689
Subscribed stock	420,000
Additional paid-in capital	17,176,155
Accumulated deficit	(20,799,945)
Total Stockholders' Deficiency	(3,177,101)
Total Liabilities and Stockholders' Deficiency	$2,436,014

The accompanying notes are an integral part of this condensed balance sheet.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$-	$-

Operating Expenses:
Research and development costs	80,508	-
General and administrative expenses	425,811	379,542
Depreciation and amortization expense	14,169	12,637
Total Operating Expenses	520,488	392,179

Loss From Operations	(520,488)	(392,179)

Other Income (Expense)
Interest expense, net of interest income of $1,600 and $69 in 2007 and 2006, respectively	(95,900)	(97,431)
Total Other Expense	(95,900)	(97,431)

Loss Before Income Taxes	(616,388)	(489,610)

Provision for income taxes	-	-
Net Loss	$(616,388)	$(489,610)
Basic and Diluted Net Loss per share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Number of Shares	266,894,278	266,894,278

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March,
	2007	2006
Cash Flow From Operating Activities	$(512,686)	$(334,732)
Cash Flow From Investing Activities
Deferred licensing costs	(6,497)	(6,694)
Net Cash Used for Investing Activities	(6,497)	(6,694)

Cash Flow From Financing Activities
Subscribed stock	420,000	-
Proceeds from issuance of 10% convertible note	100,000	-
Deferred offering costs paid	-	(25,185)
Repayment of related party loan	-	(45,300)
Net Cash Provided by (Used for) Financing Activities	520,000	(70,485)
Net Increase (Decrease) in Cash	817	(411,911)
Cash - Beginning of Period	254,242	1,928,123
Cash - End of Period	$255,059	$1,516,212

Schedule of Supplemental Cash Flow Data:
Cash paid for interest	$130,000	$-
Non-cash financing activities:
Note issued for accrued liabilities	$49,573	$-

The accompanying notes are an integral part of these condensed financial statements

Coates International, Ltd.
Notes to Condensed Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

2. ACCOUNTING POLICIES

Deferred Licensing Costs

Under the CSRV Licensing Agreement for the CSRV technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV System intellectual technology. Patent fees including legal costs for registration and models and drawings required for registration are stated at cost, less accumulated amortization. Amortization is calculated on a straight-line basis over the lesser of the life of the license or the life of the asset, estimated by management to average 20 years. Such amount is reflected in the accompanying balance sheet as Deferred Licensing Costs.

Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertain tax positions, as defined. Adoption of FIN 48 did not have a material impact on the financial position or results of operations of the Company.

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

3. SUBSCRIBED STOCK

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Each share of Preferred Stock is convertible into ten shares of our common stock at any time. Aggregate net proceeds from this Offering, which amounted to $420,000 is being used for working capital purposes. There were no expenses incurred related to this offering. Certain of these investors have agreed to accept ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. The Company is seeking approval from the remaining investors to accept the common stock in lieu of the Preferred Stock. Upon obtaining such approval, the Company will issue in the aggregate 420,000 shares of its common stock and 42 Warrants for the Units sold. If such approval cannot be obtained from the remaining investors then such investors will be issued the shares of Preferred Stock they originally purchased. At March 31, 2007, no shares of either common stock or Preferred Stock had been issued to any of these investors. Accordingly, the accompanying balance sheet reflects the Subscribed Stock in the Stockholders’ Deficiency section in the amount of $420,000. Upon final determination of this matter with each investor, the appropriate number of shares of common stock and/or Preferred Stock, as the case may be, will be issued to the 14 accredited investors in this offering. Also, at that time, if any of the Investors insist on receiving Preferred Stock, then a determination of the amount of any beneficial conversion feature relating the Warrants will be made. The Company intends to register 630,000 of shares of common stock related to the subscribed stock and Warrants sold through this offering, in connection with a registration statement it plans to file related to the Equity Line of Credit transaction with Dutchess Private Equities Fund, Ltd. discussed in more detail in Note 12.

4. COMMON STOCK

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board market system under the ticker symbol COTE.

5. SETTLEMENT AGREEMENT WITH PRIOR ACCOUNTANTS

In February 2007, the Company entered into a settlement agreement with Rosenberg, Rich Baker Berman & Company (“RRBB”) which provided for a mutual release of any claims by the parties and that the balance of fees due RRBB would be converted to an approximately $50,000 principal amount, promissory note which is reflected as non-interest bearing promissory note on the accompanying balance sheet. Payment of this promissory note became accelerated and was paid in full in April 2007. RRBB served as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2005.

6. ISSUANCE OF 10% CONVERTIBLE NOTE

In March 2007, the Company issued $100,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to one of its outside directors and received cash proceeds of $100,000. This amount is included in non-current liabilities on the accompanying balance sheet. In April 2007, the Company issued an additional $20,000 principal amount of Convertible Notes to another outside director and received cash proceeds of $20,000. The proceeds from the Convertible Notes are being used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being convertible by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 266,667 shares of its common stock for conversion of these notes. The Company intends to register this number of shares of common stock in connection with a registration statement it plans to file related to the Equity Line of Credit transaction with Dutchess Private Equities Fund, Ltd. discussed in more detail in Note 12.

7. LOSS PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the period. Diluted loss per share is based on the weighted average number of common and potentially dilutive common shares outstanding. For the three months ended March 31, 2007 and 2006, the Company had 222,222 and -0- shares of common stock potentially issuable upon assumed conversion of a 10% convertible note, respectively, that were not included in the dilutive calculation because the Company incurred a net loss for the period and the effect of including them in the calculation would have been anti-dilutive. There was no effect on loss per share as a result of potential dilution. Had the Company issued any shares of Preferred Stock to investors in the private placement of Units discussed in Note 3, there would have been no affect on the loss per share because the Company incurred a net loss and the effect of including the potentially issuable shares of common stock upon an assumed conversion of the Preferred Stock would have been anti-dilutive.

8. STOCK OPTIONS

No stock options had been granted at March 31, 2007. The Company will begin to record compensation expense for 1,775,000 stock options granted its employees and non-employee directors on April 18, 2007 at an exercise price of $0.44 per share in the second quarter of 2007 over the vesting period of each stock option granted. The amount expected to be recorded as stock compensation expense for the second quarter of 2007 is approximately $273,000.

The Company granted 25,000 non-employee stock options to its corporate general counsel on April 18, 2007 at an exercise price of $0.44 per share, which will be accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-18. In accordance therewith, the fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options.

The weighted average fair value of the Company's stock-based compensation of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

Historical stock price volatility	180%
Risk-free interest rate	4.56%-4.64%
Expected life (in years)	4
Dividend yield	0.00

The valuation assumptions were determined as follows:

•	Historical stock price volatility: The Company obtained the volatility factor for another publicly traded engine manufacturer that was also in the research and development stage.

•
Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

•
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has no historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its expectation that the executives will be subject to frequent black out periods options during which they will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

No expected dividends.

9. INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The tax valuation allowance for the three months ended March 31, 2007 increased by approximately $137,000.

10. RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that researches and is developing a heavy cruiser motorcycle equipped with the Coates SRV engine. Gregory Coates, President, Technology Division of the Company is the majority stockholder of Coates Motorcycle.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0-, it would have recorded an additional share of undistributed losses aggregating approximately $399,600 through March 31, 2007.

Summarized unaudited financial data for Coates Motorcycle is as follows:

March 31, 2007
Current assets	$41,078
Total assets	79,960
Current liabilities	(523,904)
Total liabilities	(1,420,035)
Stockholders’ deficiency	1,340,075

For the Three Months Ended March 31,	2007	2006
Revenue	$-	$-
Operating expenses	171,642	217,872
Net loss	(190,257)	(223,727)

Mark Goldsmith, former Chief Executive Officer and President also previously served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement. During the three month periods ended March 31, 2007 and 2006, Mr. Goldsmith received salary payments of $25,000 and $49,750, respectively, from Coates Motorcycle and was provided with a leased automobile and medical and dental benefits.

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. The net outstanding balance was $92,337 at December 31, 2006. Interest was not imputed on these borrowing because the amount was not to be considered material to the financial statements individually or in the aggregate and there would not have been any affect on basic and diluted loss per share. These borrowings were in the form of a non-interest bearing demand loan. It is the intention of the Coates Trust to assist the Company with its working capital requirements as needed in the future, even though it is not legally obligated to do so. In April 2007, this demand loan was converted to a 6% promissory note due April 4, 2008.

During the three months ended March 31, 2007 and 2006, the Company paid the same compensation to George J. Coates, Gregory Coates and Bernadette Coates amounting to approximately $44,000, $20,000 and $10,000, respectively.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of $7,500 and $2,000 during the three months ended March 31, 2007 and 2006, respectively.

The Company paid $5,250 and $10,250 during the three months ended March 31, 2007 and 2006, respectively, to Coates Precision Engineering, Ltd. a Company owned solely by George J. Coates, for services in connection with engineering certain materials for use in production.

11. LITIGATION AND CONTINGENCIES

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

In April 2007, the Company received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to the Company. The Company has notified the holder of this note that it does not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. At this time, it is not possible to reasonably estimate the outcome of this matter, and, accordingly, no amount has been accrued.

In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Although the Company considered a possible future role for Mr. Goldsmith upon certain conditions being satisfied, it was unable to agree on the terms and conditions for such a future role. As a result of his departure, the Company may be obligated to make certain payments to Mr. Goldsmith under an employment agreement dated October 18, 2006. On April 17, 2007, the Company notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement. On May 11, through an attorney, Mr. Goldsmith notified the Company that he is disputing the Company’s position that his termination was with Cause. In his letter, he has taken the position that he has resigned for “Good Reason”, as defined in his employment agreement. At this time, it is too early to estimate the likely outcome of this dispute and, accordingly, no amounts have been accrued subsequent to the date of termination being asserted by the Company. If the Company’s position is upheld, then Mr. Goldsmith would not be entitled to any severance or stock options under his employment agreement.

The total amount accrued and unpaid for this potential liability through March 28, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause, at March 31, 2007 was approximately $89,000, which is included in accounts payable and accrued liabilities in the accompanying balance sheet.

12. SUBSEQUENT EVENTS

Sale of Common Stock

In April 2007, the Company sold 2,000,000 shares of its common stock to the son of a director of the Company and received aggregate gross proceeds of $500,000. In May 2007, the Company sold this son of a director an additional 1,000,000 shares of its common stock and received aggregate gross proceeds of $500,000. These transactions were private sales of unregistered securities pursuant to stock purchase agreements. The Company intends to register this 3,000,000 shares of common stock sold in connection with a registration statement it plans to file related to the Equity Line of Credit transaction with Dutchess Private Equities Fund, Ltd. discussed in more detail below.

Issuance of 6% Promissory Note

In April 2007, the Company issued a $192,337 principal amount 6% Promissory Note, due April 4, 2008 to the Coates Trust in consideration for cash proceeds of $100,000 and conversion of a non-interest bearing demand loan due to the Coates Trust in the amount of $92,337. George J. Coates, Bernadette Coates and Gregory Coates are beneficiaries of this Trust.

Investment Agreement with Dutchess Private Equities Fund, Ltd.

On April 26, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

We are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement within 30 days after the April 26, 2007, closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date. We shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs. We also intend to register approximately 3,897,000 shares of common stock representing the 266,667 shares reserved for conversion of the 10% convertible notes discussed in Note 6, 630,000 shares of common stock related to the stock and warrants issued in connection with the private placement of securities discussed in Note 3 and 3,000,000 shares of common stock sold in April 2007.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our contract with Well to Wire Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

Background

We have substantially completed the development of the Coates spherical rotary valve engine. We are now engaged in adapting our technology to manufacturing industrial engines to power electric generators with output of up to 300kw, depending on the primary fuel. Thereafter, we intend to manufacture engines for multiple other applications and uses.

Significant Estimates

The Company utilizes significant estimates in the preparation of its financial statements. These significant estimates include assigning useful lives to our property, plant and equipment, assigning an average life to our deferred licensing costs, assigning an expected life to our outstanding stock option, selecting a volatility factor to be used in determining the fair market value of stock options on the date of grant and determining an appropriate amount to reserve for obsolete and slow moving inventory.

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

On July 7, 2006, we signed a confirmation letter agreement with WWE that provides as follows:

•
The Company expects to ship to WWE in the near term the third power unit of the Generator. Upon receipt of the Generator, and pending test results meeting WWE’s expectations, the balance of $3,800,000 on account of the research and development agreement mentioned above will become due to the Company by WWE. In addition, 180 days later, the balance of $4,700,000 on account of the WWE agreement mentioned above will become due to the Company by WWE in 16 equal quarterly installments.

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

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

No revenues were generated during the three month periods ended March 31, 2007 and 2006. Total operating expenses for the three month periods ended March 31, 2007 and 2006, were approximately $520,000 and $392,000, respectively, an increase of 32.7%. Research and development costs were approximately $81,000 and $ -0- for the three month periods ended March 31, 2007 and 2006, respectively. Research and development costs included employee compensation of approximately $64,000 and a write down of work in process inventory of approximately $17,000 in the 2007 period. This increase in research and development costs reflects the Company’s emphasis on R&D activities to complete development, make engineering refinements and perform testing of the technology for the third prototype production engine for Well-to-Wire.

General and administrative expenses increased to approximately $426,000 for the three months ended March 31, 2007 from approximately $380,000 in the corresponding three month period in 2006. This $46,000 or 12.2% increase primarily increased legal and professional fees of approximately $59,000, compensation expense in 2007 accrued for a former executive of approximately $48,000, a write off of deferred offering costs of approximately $15,000 and an increase in testing fees in the amount of $10,000, offset by an allocation of compensation expense to research and development expenses in 2006 of approximately $(64,000).

Interest expense, net, decreased slightly to approximately $96,000 from approximately $97,000 for the three months ended March 31, 2007 and 2006, respectively, as a result of interest income earned. Interest expense of $97,500 in both periods related to the required use of the financing method of accounting for our sale/leaseback transaction discussed in more detail below.

The change in deferred taxes for the three months ended March 31, 2007 and 2006 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the three month periods ended March 31, 2007 and 2006, of approximately $616,000 and $490,000, respectively.

Liquidity and Capital Resources

The Company’s cash position at March 31, 2007 was approximately $255,000, an increase of approximately $1,000 from the cash position of approximately $254,000 at December 31, 2006. We had a working capital deficiency of approximately $(592,000) at March 31, 2007 which represents an approximately $(73,000) increase from the approximately $(519,000) working capital deficiency at December 31, 2006. CIL’s current liabilities of approximately $1,262,000 at March 31, 2007 increased by approximately $137,000 from approximately $1,125,000 at December 31, 2006.

Operating activities utilized cash of approximately $(513,000) in the three months ended March 31, 2007 and approximately $(335,000) in the three months ended March 31, 2006. Cash utilized by operating activities in the three months ended March 31, 2007 results primarily from a net loss of approximately $(616,000), an increase in inventory of approximately $(25,000), prepaid expenses of approximately $(37,000), offset by an increase in accrued expenses of approximately $87,000, the conversion of accounts payable to a non-interest bearing promissory note of approximately $50,000 and non-cash expenses of approximately $29,000.

Investing activities utilized cash of approximately $(7,000) for deferred licensing costs in the three months ended March 31, 2007 and 2006, respectively.

Financing activities generated cash of approximately $520,000 for the three months ended March 31, 2007 and utilized cash of approximately $(70,000) for the three months ended March 31, 2006. Cash generated from financing activities for the three month period ended March 31, 2007 consisted of cash proceeds from the sale of capital securities of $420,000 which have not been issued to the investors at March 31, 2007 and 10% convertible notes in the principal amount of $100,000. Cash utilized for financing activities in the 2006 corresponding period consisted of deferred offering costs of approximately $(25,000) and repayment of a related party loan of approximately $(45,000).

In connection with our agreements with WWE, we have completed the construction and testing of the last of the three prototype CSRV generators (the “Production Model”) to the satisfaction of our own production standards. We expect to deliver this third Production Model within the next several months. Upon testing and acceptance by WWE to ensure the production model complies with their specifications, the balance of $3,800,000 under the research and development agreement with WWE shall become due and payable. Under the distribution agreement, the balance due to us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following successful delivery and testing of the third prototype engine. In the opinion of management, we will be required to raise additional working capital to completely achieve our planned production phase of our operations. The source of such additional working capital is anticipated to come from the cash flows under the agreements with WWE and/or closing of a sale of our capital stock or other borrowings. We are actively pursuing additional working capital from both of these sources. If these additional sources of working capital are not realized, it may become necessary to alter our planned production phase of our operations. There can be no assurance, however, that these agreements will be consummated in accordance with the Company’s expectations or that payments will be received as called for in the agreements. Furthermore, there can be no assurance that we will be successful in raising additional working capital for our operations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2007:

		Amount Due Within
	Total	2007	2008	2009	2010	2011
Contractual Obligations

Sale/Leaseback Arrangement(1)	$1,825,000	$292,500	$390,000	$390,000	$390,000	$357,500
Employment Agreements(2)	1,200,250	197,250	263,000	263,000	263,000	214,000
Demand Loan due to related party(3)	92,337	-	92,337	-	-	-
Total	$3,117,587	$489,750	$745,337	$653,000	$653,000	$571,500

(1)
Although the total finance obligation reflected in the Company’s balance sheet at March 31, 2007 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment. This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. The above payments, which will be charged to interest expense under this finance method of accounting equate to an annual interest rate of 10.06%.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

(3)	In April 2007, this demand loan was converted into a 6% promissory note due April 4, 2008.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2007, had a working capital deficiency of approximately $592,000 and a Stockholders’ Deficiency of approximately $3,177,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditor’s Report as of December 31, 2006 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

Management has instituted a cost reduction program intended to cut variable costs to only those expenses that are necessary to complete its activities related to making engineering refinements to the Coates Engine, identifying additional sources of working capital and general administrative costs in support of such activity. The Company has also been actively undertaking efforts to identify new sources of working capital. In April and May 2007, the Company raised $1,520,000 of new working capital from the issuance of common stock and the issuance of 10% convertible notes. In April 2007, the Company entered into a definitive agreement with Dutchess Private Equities Fund, Ltd. that could provide up to $10 million of additional funding to the Company, upon a registration statement filed with the Securities and Exchange Commission being declared effective. The Company continues to actively seek out new sources of working capital, however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended on March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On October 25, 2006, we established an Audit Committee. The Audit Committee’s responsibilities include assessing the independence of our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including the receipt and thorough consideration of reports from the independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures and additional responsibilities as set forth in the charter of our Audit Committee. The financial reports that are included in this Form 10-QSB were reviewed by our Audit Committee.

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

In April 2007, the Company received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to the Company. The Company has notified the holder of this note that it does not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. At this time, it is not possible to reasonably estimate the outcome of this matter, and, accordingly, no amount has been accrued.

In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Although the Company considered a possible future role for Mr. Goldsmith upon certain conditions being satisfied, it was unable to agree on the terms and conditions for such a future role. As a result of his departure, the Company may be obligated to make certain payments to Mr. Goldsmith under an employment agreement dated October 18, 2006. On April 17, 2007, the Company notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement. On May 11, through an attorney, Mr. Goldsmith notified the Company that he is disputing the Company’s position that his termination was with Cause. In his letter, he has taken the position that he has resigned for “Good Reason”, as defined in his employment agreement. At this time, it is too early to estimate the likely outcome of this dispute and, accordingly, no amounts have been accrued subsequent to the date of termination being asserted by the Company. If the Company’s position is upheld, then Mr. Goldsmith would not be entitled to any severance or stock options under his employment agreement.

The total amount accrued and unpaid for this potential liability through March 28, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause, at March 31, 2007 was approximately $89,000, which is included in accounts payable and accrued liabilities in the accompanying balance sheet.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Each share of Preferred Stock is convertible into ten shares of our common stock at any time. Aggregate net proceeds from this Offering, which amounted to $420,000 is being used for working capital purposes. There were no expenses incurred related to this offering. Certain of these investors have agreed to accept ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. The Company is seeking approval from the remaining investors to accept the common stock in lieu of the Preferred Stock. Upon obtaining such approval, the Company will issue in the aggregate 420,000 shares of its common stock and 42 Warrants for the Units sold. If such approval cannot be obtained from the remaining investors then such investors will be issued the shares of Preferred Stock they originally purchased. At March 31, 2007, no shares of either common stock or Preferred Stock had been issued to any of these investors. Accordingly, the accompanying balance sheet reflects the Subscribed Stock in the Stockholders’ Deficiency section in the amount of $420,000. Upon final determination of this matter with each investor, the appropriate number of shares of common stock and/or Preferred Stock, as the case may be, will be issued to the 14 accredited investors in this offering. Also, at that time, if any of the Investors insist on receiving Preferred Stock, then a determination of the amount of any beneficial conversion feature relating the Warrants will be made.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

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

COATES INTERNATIONAL, LTD.

Date: May 14, 2007	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: May 14, 2007	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer