Form 10KSB/A
period 2006-12-31
COATES INTERNATIONAL LTD \DE\
filed 2007-06-19
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                              to

 Commission File No.: 000-33155

COATES INTERNATIONAL, LTD.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2925432 (I.R.S. Employer Identification No.)
Highway 34 & Ridgewood Road Wall Township, New Jersey 07719 (Address of principal executive offices)

Issuer’s telephone number, including area code: (732) 449-7717

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

_______________

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

EXPLANATORY NOTE: The issuer is amending its filing on Form 10-KSB made on April 17, 2007 to reflect a revision in it’s accounting policy for licensing costs as described in Note 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Licensing Costs and to add clarity to Note 17, RELATED PARTY TRANSACTIONS in Part II, Item 7 Financial Statements. In addition, this filing has been updated for additional subsequent events and to provide additional clarity and conformity to certain sections in Part I, Items 1-4 and Part II, Items 5 and 6.

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

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions, loans made by George Coates, through a sale-and-leaseback transaction related to our principal facility, and from the sale of prototype models and licensing fees. The Company has only received a minimal amount of revenues, a number of years ago, from a small number of sales of engines, which incorporated the CSRV technology and in 2006 from research and development activities related to the termination of a license agreement. The Company has never been profitable and has incurred substantial losses from operations of approximately $1,302,000 and $895,000 for the years ended December 31, 2006 and 2005, respectively, resulting in an accumulated deficit at December 31, 2006, of approximately $20,184,000. The Company expects that losses from operations will continue until the Coates Engine is successfully introduced into the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of our intellectual property, patent filing and maintenance costs and general and administrative expenses incurred in connection with operating the Company.

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

License Agreement - Coates Trust

We did not satisfy the working capital funding requirements of our license agreement with the Coates Trust, dated October 23, 2006, covering the licensing of intellectual property rights for the territory outside of the Western Hemisphere. On April 6, 2007, this agreement was formally terminated.

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

License Agreement with Coates Motorcycle Company, Ltd.

On April 30, 2003, the Company amended its license agreement with Coates Motorcycle (the “Amended Motorcycle License Agreement”). Prior thereto, Gregory Coates, son of George J. Coates and an officer of the Company, owned 100% of Coates Motorcycle. Pursuant to a prior license agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. The Amended Motorcycle License Agreement expanded the license rights granted and removed the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. The Company is under no obligation to provide any funding or support to Coates Motorcycle under any circumstances. Under the Amended Motorcycle License Agreement, the Company granted an exclusive sublicense for North America, South America and Central America and their territories (collectively, the "Western Hemisphere") to make, use and sell motorcycles utilizing the CSRV Technology. At this time, Coates Motorcycle has expended all of its cash and has curtailed its operations.

Transaction with Dutchess Private Equities Fund, Ltd.

On April 26, 2007, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, upon effectiveness of a registration statement we are required to file, Dutchess is contractually obligated to purchase up to $10,000,000 of our Stock over the course of up to 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”). The amount that we shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $500,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-three percent (93%) of the lowest closing bid price of the common stock during the Pricing Period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this time, we shall not be entitled to deliver another Put Notice.

We shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the closing bid price of the common stock for the three (3) trading days prior to the Put Date.

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we were obligated to and on May 31, 2007 filed a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement within thirty (30) days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) days after the closing date.

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

The following risk factors relate to our financial condition:

Going Concern

As shown in the accompanying financial statements beginning on Page F-1 as of and for the three months ended March 31, 2007, the Company has incurred recurring losses from operations, and as of March 31, 2007, had a working capital deficiency of approximately $592,000 and a Stockholders’ Deficiency of approximately $3,177,000 and we have never been profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditors’ Report dated April 12, 2007, as of December 31, 2006 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

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

We have significant immediate capital needs, and our ability to raise funds is highly uncertain.

We will need additional financing in the near future for a number of uses, including:

•	developing our engineering, administrative and marketing and sales organizations;

•	expanding manufacturing capacity;

•	conducting testing of the Coates Engine and obtaining requisite governmental approvals;

•	expanding our research and development programs with respect to the basic CSRV technology and applying the CSRV technology to engines for different applications; and

•	implementation of new systems, processes and procedures to support growth.

Additional financing may not be available on terms acceptable to us or may not be available at all.

The following risk factors relate to our Product Development:

We have only received a minimal amount of revenues, a number of years ago, from a small number of sales of engines, which incorporated the CSRV technology and in 2006 from research and development activities in connection with a terminated license agreement and we have never been profitable.

None of the cash needed to finance our business has come from sales of engines in recent years. We have never been profitable, and we expect to continue to incur losses. We may not be profitable or cash flow positive in 2007; unless we receive payments we may be entitled to from Well to Wire Energy Inc., as described under “Material Agreements” above. In addition, we may not be profitable or cash flow positive for several additional years after 2007.

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

The following risk factors relate to our Business:

We are significantly dependent on our founder, George J. Coates.

We are significantly dependent on our founder, George J. Coates, and to a lesser extent his son, Gregory Coates. We expect that our future market capitalization will be highly dependent on the productivity of George Coates. If the employment of George Coates was to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we may have to discontinue operations. We do not maintain key person insurance on either George J. Coates or Gregory Coates.

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

We have no marketing or sales experience. The sales process is expected to be lengthy, in part because of skepticism about the performance of the Coates Engine. We are evaluating alternative marketing and sales channels, distributors, sublicensees and marketing partners. We may never successfully market and sell the Coates Engine.

We have only a token number of employees, and in order to grow our business we will need to hire significant additional personnel.

We need to hire, train and retain additional employees for all aspects of our business if we are to achieve our sales goals. Our success will also depend on our ability to attract and retain a staff of qualified managerial and engineering personnel. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would have a material adverse effect on us. In particular, we need trained engineers and sales personnel to educate potential customers and provide post-installation customer support.

The following risk factors relate to our common stock:

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

George J. Coates, together with members of his family and related trusts, beneficially own more than 80% of the outstanding shares of Common Stock at May 24, 2007, and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions.

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

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the investment agreement.

The sale of our common stock to Dutchess Private Equities Fund, Ltd. in accordance with the Investment Agreement will have a dilutive impact on our shareholders.  As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares of our common stock we will have to issue to Dutchess Private Equities Fund, Ltd. in order to drawdown on the Equity Line. If our stock price decreases, then our existing shareholders would experience greater dilution.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Dutchess Private Equities Fund, Ltd. will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our  common  stock to be issued  under the  Investment  Agreement  will be purchased at a seven percent (7%)  discount  to the lowest  closing  bid price  during the five trading days immediately following our notice to Dutchess Private Equities Fund, Ltd. of our election to exercise our “put” right.  Each issuance of shares of our common stock will dilute the value of each share of common stock due to the increase in the number of outstanding shares. Dutchess Private Equities Fund, Ltd. has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Dutchess Private Equities Fund, Ltd. sells our shares, the price of our common stock may decrease.  If our stock price decreases, Dutchess Private Equities Fund, Ltd. may have a further incentive to sell such shares.  Accordingly, the discounted sales price in the Investment Agreement may cause the price of our common stock to decline.

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

Item 3. Legal Proceedings.

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiff and a third party defendant have since filed motions for reconsideration which were denied on March 30, 2007. It is anticipated that the plaintiffs and the third party defendant will appeal. The Company has proposed to dismiss, without prejudice, its counterclaim and third party complaint in order to avoid the costs associated with a proof hearing. The plaintiffs and third party defendant filed notices of appeal on June 12 and June 13, 2007. We intend to vigorously contest those appeals.

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

In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Although we considered a possible future role for Mr. Goldsmith upon certain conditions being satisfied, we were unable to agree on the terms and conditions for such a future role. As a result of his departure, we may be obligated to make certain payments to Mr. Goldsmith under an employment agreement dated October 18, 2006. On April 17, 2007, we notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement. On May 11, through an attorney, Mr. Goldsmith notified us that he is disputing the Company’s position that his termination was with Cause. In his letter, he has taken the position that he has resigned for “Good Reason”, as defined in his employment agreement  and asserted that we are liable to him for breach of his employment contract. We are of the opinion that Mr. Goldsmith's claim is baseless because we had cause to terminate our relationship with him. We intend to vigorously contest any lawsuit instituted by Mr. Goldsmith and will likely assert a counterclaim against him. At this time, it is too early to estimate the likely outcome of this dispute and, accordingly, no amounts have been accrued subsequent to the date of termination being asserted by the Company.

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

Recent Sales of Unregistered Securities

In April 2007, the Company sold 2,000,000 shares of its common stock to the son of a director of the Company and received aggregate gross proceeds of $500,000. In May 2007, the Company sold this son of a director an additional 1,333,333 shares of its common stock and received aggregate gross proceeds of $750,000. These transactions were private sales of unregistered securities pursuant to stock purchase agreements.

In March 2007, the Company issued $100,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to one of its outside directors and received cash proceeds of $100,000. This amount is included in non-current liabilities on the accompanying balance sheet. In April 2007, the Company issued an additional $20,000 principal amount of Convertible Notes to another outside director and received cash proceeds of $20,000. The proceeds from the Convertible Notes are being used for working capital purposes. The initial conversion rate was not known at the commitment date. The closing price of our common stock at that date was $0.35 per share. These convertible notes provided for an initial conversion rate equal to the weighted average of the closing prices of our common stock on the Over the Counter Bulletin Board on the first ten trading days beginning on the fifth trading day after the Company filed its annual report on Form 10-KSB with the Securities and Exchange Commission provided, however, that the conversion rate would not be less than $0.25 per share nor more than $0.45 per share. The initial conversion price has since been determined to be $0.45 per share. This ceiling price applied because the weighted average closing price during the determination period was $1.14. As the closing price of the Company’s common stock on the commitment date was $0.35 per share, there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 266,667 shares of its common stock for conversion of these notes. On May 16, 2007, $100,000 principal amount of these convertible notes was converted into 222,222 shares of our common stock.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Each share of Preferred Stock was to be convertible into ten shares of our common stock at any time. Aggregate net proceeds of this Offering from 14 accredited investors amounted to $420,000, which is being used for working capital purposes. There were no expenses incurred related to this offering. All of these investors have agreed to accept ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. On June 1, 2007 the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants for the Units sold.

There were no sales of our Common Stock in 2006. In 2005, the Company issued a total of 35,000 shares of its Common Stock in private transactions at a price of $5.00 per share and realized cash proceeds of $175,000 which has been used for working capital purposes.

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

Stock Options

The following table sets forth information with respect to our securities authorized for issuance as of March 28, 2007, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	None	None	None
Equity Compensation plans without approval by security holders	1,800,000	*	10,700,000
Total	1,800,000	*	10,700,000

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

Significant Estimates

The Company utilizes significant estimates in the preparation of its financial statements. These significant estimates include assigning useful lives to our property, plant and equipment and determining an appropriate amount to reserve for obsolete and slow moving inventory.

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

The net result for the year 2006 was a loss of approximately $1,663,000 or $0.01 per share, as compared to a net loss of approximately $1,272,000 or $0.00 per share for 2005.

Liquidity and Capital Resources

We have incurred recurring losses from operations, and as of December 31, 2006, had a working capital deficiency of $519,000 and a Stockholders’ Deficiency of approximately $2,981,000. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 12, 2007 with respects to our Financial Statements as of and for the year ended December 31, 2006 that these circumstances raise substantial doubt about our ability to continue as a going concern.

We have instituted a cost reduction program intended to cut variable costs to only those expenses that are necessary to perform activities related to making engineering refinements to the Coates Engine, raising additional working capital and general administrative costs in support of such activities. Since December 31, 2007, we raised $1,890,000 of new working capital as discussed below. We continue to actively seek out new sources of working capital, however, there can be no assurance that we be successful in these efforts. In April 2007, the Company entered into a definitive agreement with Dutchess Private Equities Fund, Ltd. that could provide up to $10 million of additional funding to the Company, upon a registration statement filed with the Securities and Exchange Commission being declared effective. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During fiscal 2006, the Company expended significant working capital for our activities relating to the research, development, construction and testing of the production prototype Coates generator engines for WWE and costs incurred in connection with our effort to raise additional working capital through the private placement of our securities. At the end of 2006, we had negative working capital of approximately ($275,000) compared with positive working capital of approximately $1,722,000 at the end of 2005. In 2007, the Company closed on a series of financing and equity transactions that generated aggregate cash proceeds of $1,890,000 which are being used for working capital purposes. A summary of these transactions is as follows:

•
In April 2007, the Company issued a $192,337 principal amount 6% Promissory Note, due April 4, 2008 to the Coates Trust in consideration for cash proceeds of $100,000 and conversion of a non-interest bearing demand loan due to the Coates Trust in the amount of $92,337. George J. Coates, Bernadette Coates and Gregory Coates are beneficiaries of this Trust. On May 22, 2007, this note was repaid in full, including accrued interest.

•
In April 2007, the Company sold 2,000,000 shares of its common stock to the son of a director of the Company and received aggregate gross proceeds of $500,000. In May 2007, the Company sold this son of a director an additional 1,333,333 shares of its common stock and received aggregate gross proceeds of $750,000. These transactions were private sales of unregistered shares of common stock pursuant to stock purchase agreements.

•
In March 2007, the Company issued $100,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to one of its outside directors and received cash proceeds of $100,000. In April 2007, the Company issued an additional $20,000 principal amount of Convertible Notes to another outside director and received cash proceeds of $20,000. The proceeds from the Convertible Notes are being used for working capital purposes. The initial conversion rate was not known at the commitment date. The closing price of our common stock at that date was $0.35 per share. These convertible notes provided for an initial conversion rate equal to the weighted average of the closing prices of our common stock on the Over the Counter Bulletin Board on the first ten trading days beginning on the fifth trading day after the Company filed its annual report on Form 10-KSB with the Securities and Exchange Commission provided, however, that the conversion rate would not be less than $0.25 per share nor more than $0.45 per share. The initial conversion price has since been determined to be $0.45 per share. This ceiling price applied because the weighted average closing price during the determination period was $1.14. As the closing price of the Company’s common stock on the commitment date was $0.35 per share, there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 266,667 shares of its common stock for conversion of these notes. On May 16, 2007, $100,000 principal amount of these convertible notes was converted into 222,222 shares of our common stock.

•
The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Each share of Preferred Stock was to be convertible into ten shares of our common stock at any time. Aggregate net proceeds of this Offering from 14 accredited investors amounted to $420,000, which is being used for working capital purposes. There were no expenses incurred related to this offering. All of these investors have agreed to accept ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. On June 1, 2007 the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants for the Units sold.

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

We were obligated to and on May 31, 2007, filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the April 26, 2007 closing date. We shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs. We also intend to register approximately 4,230,000 shares of common stock representing the 266,667 shares reserved for conversion of the 10% convertible notes, 630,000 shares of common stock related to the stock and warrants issued in connection with the private placement of securities and 3,333,333 shares of common stock sold in April and May 2007 all related to the stock transactions discussed above.

The Company will continue its efforts to identify sources of additional funding for its working capital in 2007 in order to further support its operations. Such sources of working capital and new funding being pursued by the Company include (i) proceeds from WWE as provided for in the research and development agreement with WWE and our agreement with WWE upon delivery of the production prototype Coates generator engine, (ii) initial down payments on provisional orders from WWE upon conversion to firm orders, (iii) direct investment and/or finance facilities from institutional investors, (iv) new equity investment and/or up front licensing fees from prospective new sublicensees, (v) proceeds of stock issued to Dutchess Capital Equity Fund, Ltd. in connection with the Equity Line of Credit facility with Dutchess which will become available upon the effectiveness of the registration statement; and, (vi) cash down payments from potential new customers. There can be no assurance that the Company will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

Current liabilities are primarily composed of approximately $782,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, legal fees of approximately $93,000 due to a law firm for representation of us for various securities related matters, approximately $41,000 of accrued compensation due to a director and former executive officer, approximately $60,000 due to our former Independent Registered Public Accountants for audit and tax services and a stockholder loan from the Coates Trust for approximately $92,000. Payments for interest, real estate taxes and insurance under our sale/leaseback agreement amount to approximately $465,000 per year. We have employment agreements in place that provide for minimum annual salary payments to three of our executives aggregating $263,000. This amount would increase to approximately $675,000 upon the Company achieving an adequate level of working capital as defined in the employment agreements.

In February 2007, the Company entered into a settlement agreement with Rosenberg, Rich Baker Berman & Company (“RRBB”) which provided for a mutual release of any claims by the parties and that the balance of fees due RRBB would be converted to an approximately $50,000 principal amount, promissory note, payment of which became accelerated and was paid in full in April 2007. RRBB served as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2005 and performed reviews of our quarterly reports on Form 10-QSB through the third quarter of 2006.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2006:

		Amount Due Within
	Total	2007	2008	2009	2010	2011
Contractual Obligations

Sale/Leaseback Arrangement(1)	$1,917,500	$390,000	$390,000	$390,000	$390,000	$357,500
Employment Agreements(2)	1,266,000	263,000	263,000	263,000	263,000	214,000
Demand Loan due to related party(3)	92,337	-	92,337	-	-	-
Total	$3,275,837	$653,000	$745,337	$653,000	$653,000	$571,500

(1)
Although the total finance obligation reflected in the Company’s balance sheet at December 31, 2006 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment. This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. The above payments, which will be charged to interest expense under this finance method of accounting equate to an annual interest rate of 10.06%.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

(3)	In April 2007, this demand loan was converted into a 6% promissory note due April 4, 2008 which was repaid in full with accrued interest in May 2007.

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

Name	Age	Position

George J. Coates	67	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	36	Director and President, Technology Division

Barry C. Kaye	54	Director, Treasurer and Chief Financial Officer

Richard W. Evans	75	Director and Secretary

Dr. Frank Adipietro	49	Director *, **

Glenn Crocker	58	Director *, **, ***

Dr. Michael J. Suchar	51	Director *, **

Richard Whitworth	58	Director *, **, ***

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

Barry C. Kaye- became a director of the Company on October 24, 2006 and has been serving as our Treasurer and Chief Financial Officer since October 18, 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey. From 2006 to 2007, Mr. Kaye has been the Vice President, Finance and Operations for Corporate Subscription Management Services LLC, a company that provide comprehensive knowledge resources management services to large companies and organizations. Since 1999, he has been an Executive Business Consultant with BCK Business Consulting which provides various business consulting services to the business community. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel, a registered broker-dealer that distributes bonds of the government of Israel. He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc., a company engaged in sales and distribution of video games and other forms of digital entertainment media from 2003 to 2004. From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation, a $3.5 billion company engaged in sales and distribution of consumer electronics, office equipment products and microelectronic components, where he was responsible for all finance and operations. From 1976 to 1987, Mr. Kaye was a Senior Audit Manager for Arthur Andersen & Co. He is a member of the American Institute of Certified Public Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants. Mr. Kaye received his Bachelor of Science in Accounting degree, graduating with Cum Laude distinction from Brooklyn College of the City University of New York.

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

Item 10. Executive Compensation.

The following table sets forth the compensation of specified executive officers for fiscal 2006 and 2005:

Summary Compensation Table

			Option	All Other
Name and Principal Position	Year	Salary	Awards	Compensation

George J. Coates (1) Chief Executive Officer and President	2006	$ 183,549 (1)	$ 0 (1)	(5), (7)
	2005	$ 183,549	$ 0	(5), (7)

Mark D. Goldsmith (2) Former Chief Executive Officer and President	2006	$ 41,096 (2)	$ 0
	2005	$ 0	$ 0

Barry C. Kaye (3) Chief Financial Officer and Treasurer	2006	$ 0 (3)	$ 0 (3)	$ 15,500 (6)
	2005	$ 0	$ 0	$ 3,000 (6)

Gregory Coates (4) President, Technology Division	2006	$ 82,971 (4)	$ 0 (4)	(7)
	2005	$ 82,971	$ 0	(7)

(1) The Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006. The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years. The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the Board of Directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GJC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, on April 18, 2007 we granted Mr. Coates 1,000,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share.

(2) In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Although we considered a possible future role for Mr. Goldsmith upon certain conditions being satisfied, we were unable to agree on the terms and conditions for such a future role. As a result of his departure, we may be obligated to make certain payments to Mr. Goldsmith under an employment agreement dated October 18, 2006. On April 17, 2007, we notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with "Cause", as defined in his employment agreement. On May 11, through an attorney, Mr. Goldsmith notified us that he is disputing the Company's position that his termination was with Cause. In his letter, he has taken the position that he has resigned for "Good Reason", as defined in his employment agreement and asserted that we are liable to him for breach of his employment contract. We are of the opinion that Mr. Goldsmith's claim is baseless because we had cause to terminate our relationship with him. We intend to vigorously contest any lawsuit instituted by Mr Goldsmith and will likely assert a counterclaim against him. At this time, it is too early to estimate the likely outcome of this dispute and, accordingly, no amounts have been accrued subsequent to the date of termination being asserted by the Company.

(3) The Company executed an amended and restated employment agreement with Mr. Kaye (the “Kaye Agreement”) that replaces an employment agreement signed in 2006. The term of the Kaye Agreement, which became effective as of October 18, 2006, is for three years. The Kaye Agreement initially provides for minimum wages and benefits. The Kaye Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $125,000, he will become eligible for an annual performance bonus and he will be entitled to a severance payment equal to one year’s annual compensation, should he be terminated by the Company without Cause, as defined, or if he should terminate his employment with Good Reason, as defined. In accordance with the Kaye Agreement, on April 18, 2007 we granted to Mr. Kaye 125,000 options to purchase shares of our common stock at an exercise price of $0.44 per share.

(4) The Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006. The term of the GC Agreement, which became effective as of October 23, 2006, is for five years. The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, an automobile will be provided to Gregory Coates and he will be entitled to a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, the Company committed to grant Mr. Coates 500,000 options to purchase shares of our common stock at an exercise price of $0.44 per share.

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

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
George J. Coates	0	0	1,000,000(1)	$0.44	10/23/2021
Gregory Coates	0	0	500,000(1)	$0.44	10/23/2021
Barry C. Kaye	0	0	125,000(2)	$0.44	10/17/2021

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

Director Compensation

Prior to March 28, 2007, the directors did not receive any compensation for serving on the Company’s Board of Directors, the audit or compensation committees. A compensation program was adopted by the Board of Directors on March 28, 2007 which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our equity incentive plan to purchase our common stock at an exercise price equal to the closing prices of our stock on the Over the Counter Bulletin Board on the day prior to the date of grant. In March 2007, our five non-employee directors were each granted 25,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. One-fifth of these stock options will vest on the first five anniversary dates of the grant.

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

A summary of the compensation terms under the employment agreements appears in the table below.
Name & position	Annual compensation	Number of stock options[4]	Life insurance	Severance payment[5]	Term of the Agreement
George Coates, President and Chief Executive Officer	$ 183,549[1]	1,000,000	$2,000,000	Three years salary[6]	Five years
Gregory Coates, President Technology Division	$ 79,898[1]	500,000	$2,000,000	Two years salary[6]	Five years
Mark D, Goldsmith, former Chief Executive Officer and President[2]	$200,000[2]	0[2]	None	None	Three Years
Barry C. Kaye, Treasurer and Chief Financial Officer	$ 0[3]	125,000	None	One year salary[3]	Three years

1 The annual salary for George J. Coates and Gregory Coates shall be increased to $300,000 and $250,000, respectively, at such time that the Board of Directors determines that the Company has Sufficient Capital, as defined.

2 In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Although we considered a possible future role for Mr. Goldsmith upon certain conditions being satisfied, we were unable to agree on the terms and conditions for such a future role. As a result of his departure, we may be obligated to make certain payments to Mr. Goldsmith under an employment agreement dated October 18, 2006. On April 17, 2007, we notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with "Cause", as defined in his employment agreement. On May 11, through an attorney, Mr. Goldsmith notified us that he is disputing the Company's position that his termination was with Cause. In his letter, he has taken the position that he has resigned for "Good Reason", as defined in his employment agreement and asserted that we are liable to him for breach of his employment contract. We are of the opinion that Mr. Goldsmith's claim is baseless because we had cause to terminate our relationship with him. We intend to vigorously contest any lawsuit instituted by Mr Goldsmith and will likely assert a counterclaim against him. At this time, it is too early to estimate the likely outcome of this dispute and, accordingly, no amounts have been accrued subsequent to the date of termination being asserted by the Company.

3 Mr. Kaye’s compensation, severance and benefits shall not commence until the Board of Directors determines that the Company has Sufficient Capital, as defined. At that time, Mr. Kaye’s salary shall be $125,000 per annum. Until Mr. Kaye’s salary commences he is being paid for his services by the Company as a consultant on a per diem basis. In 2006, Mr. Kaye received $15,500 in consulting fees from the Company.

4 These Options, which were granted on April 18, 2007, expire in October 2021. The options will be granted with the following vesting schedule:

•	The options granted to George J. Coates and Gregory Coates vest as follows: one-third vested on April 30, 2007 and the balance in two equal installments on October 23, 2008 and 2009.

•
The options granted to Mr. Kaye will vest as follows: 25,000 stock options on April 30, 2007 and the balance in three equal installments on October 18, 2007, 2008 and 2009. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate his employment without cause.

5 The entitlement for the severance payment is subject to the employee terminating his employment for a good reason.

6 The severance payment shall become effective in the event such termination for a good reason occurs after the Board of Directors determines that the Company has Sufficient Capital, as defined.

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

	Beneficial Ownership
	Outstanding Shares		Right to Acquire Within 60 Days After	Shares Beneficially Owned
Name and Address of Beneficial Owner	Beneficially Owned		December 31, 2006	Number		Percentage
George J. Coates	208,272,760	[1]	0	208,272,760	[1]	78.03%

Gregory Coates	14,032,520		0	14,032,520		5.26%

Frank Adipietro	810,500		0	810,500		0.3%

Richard Evans	660,000		0	660,000		0.25%

Michael J. Suchar	241,600	[2]	0	241,600	[2]	0.09%

All executive officers and directors as a group (5 persons)	224,017,380		0	224,017,380		83.93%

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

  On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd ("Coates Motorcycle"). Prior to the agreement, Gregory Coates, son of George J. Coates, owned 100% of Coates Motorcycle. Pursuant to the agreement, the Company granted an exclusive license to utilize the CSRV System for the manufacturing use or sale of motorcycles and gasoline powered internal combustion engines used in motorcycles in North America, Central America and South America. In addition, the Company granted the non-exclusive license to use the CSRV Seals in the manufacture of the CSRV Systems for incorporation into motorcycle engines in North America, Central America and South America. In consideration, we received approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. On March 5, 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. During 2005, the Company sold 9,400 shares of Coates Motorcycle for $5.00 per share and realized a gain of $47,000 on the sale. At this time, Coates Motorcycle has expended all of its cash and has curtailed its operations.

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

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. The net outstanding balance was $92,337 at December 31, 2006. These borrowings are in the form of a demand loan which carry no interest and are repaid from time to time depending upon cash availability. No interest was imputed on these loans for the years ended December 31, 2006 and 2005 as such amount was not material to the financial statements for such periods. It is the intention of the Coates Trust to assist the Company with its working capital requirements as needed in the future, even though it is not legally obligated to do so. In April 2007, this demand loan was converted to a 6% promissory note due April 4, 2008. On May 22, 2007, this note was repaid in full, including accrued interest.

Bernadette Coates, George’s wife has made loans to the Company in 2005 to provide working capital. The amount due to Mrs. Coates was repaid in 2006. No interest was imputed on these loans for the years ended December 31, 2006 and 2005 as such amount was not material to the financial statements for such periods.

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

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of $15,500 and $3,000 in 2006 and 2005, respectively.

Item 13. Exhibits.

Exhibit No.		Description

3.1 @	-	Restated Certificate of Incorporation

3.1(i) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.2 @	-	Bylaws

10.6 +	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.7 +	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.8 +	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.11 #	-	Sublicense Agreement, dated April 30, 2003, the Company and Coates Motorcycle Company, Ltd.

10.12 &		Amendment No. 1 to Sublicense Agreement, dated March 5, 2004, between the Company and Coates Motorcycle Company, Ltd.

10.13 ^	-	Confirmation Letter between the Company and Well to Wire Energy Inc. dated July 7, 2006

10.14 ~	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.15 *	-	License Agreement between the Company and Coates Trust dated October 23, 2006

10.16 *	-	Amended and Restated Employment Agreement between the Company and George J. Coates dated April 6, 2007

10.17 *	-	Amended and Restated Employment Agreement between the Company and Gregory Coates dated April 6, 2007

10.18 *	-	Amended and Restated Employment Agreement between the Company and Barry C. Kaye dated April 6, 2007

10.19 *	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.20 *	-	Termination of License Agreement between the Company and Coates Trust dated April 6, 2007

31.1*	-	Certification of George J. Coates pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	-	Certification of Barry C. Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
@	Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 000-33155 .
*	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2006.
+	Incorporated by reference from the Company's Registration Statement and amendments thereto filed on Form 10-SB with the Securities and Exchange Commission, File No. 000-33155.
#	Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2003.
&	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.
^	Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2006.
~	Incorporated by reference from the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2005.

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

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2007.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George J. Coates George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)	June 15, 2007

/s/ Gregory Coates Gregory Coates	Director, President-Technology Division	June 15, 2007

/s/ Barry C. Kaye Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)	June 15, 2007

/s/ Richard W. Evan Richard W. Evans	Director and Secretary	June 15, 2007

/s/ Michael J. Suchar Michael J. Suchar	Director	June 15, 2007

/s/ Frank Adipietro Frank Adipietro	Director	June 15, 2007

/s/ Glenn Crocker Glenn Crocker	Director	June 15, 2007

/s/ Richard Whitworth Richard Whitworth	Director	June 15, 2007

Coates International, Ltd.

Index to the Financial Statements

December 31, 2006

Page
Report of Weiser LLP, Independent Registered Public Accounting Firm	F-1

Report of Rosenberg Rich Berman Baker & Company, Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Stockholders' Deficiency	F-5

Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7 to 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Coates International Ltd.

We have audited the accompanying balance sheet of Coates International Ltd. as of December 31, 2006, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International Ltd. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

Coates International, Ltd.
Statements of Stockholders' Deficiency
For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional
	$0.0001 par value per share		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2005	265,859,278	$26,586	$17,001,258	$(17,248,825)	$(220,981)

Issuance of common stock for license agreement	1,000,000	100	(100)	-	-

Issuance of common stock for cash	29,000	2	144,998	-	145,000

Issuance of common stock in settlement of accounts payable and accrued interest	6,000	1	29,999	-	30,000

Net loss for the year	-	-	-	(1,272,033)	(1,272,033)

Balance, December 31, 2005	266,894,278	26,689	17,176,155	(18,520,858)	(1,318,014)

Net loss for the year	-	-	-	(1,662,699)	(1,662,699)

Balance, December 31, 2006	266,894,278	$26,689	$17,176,155	$ (20,183,557)	$(2,980,713)

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

Licensing Costs

Under the CSRV Licensing Agreement for the CSRV technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV System intellectual technology. Such costs are expensed as incurred. For the years ended December 31, 2006 and 2005 only, the Company capitalized such licensing costs, which are being amortized on a straight-line basis over 20 years. The effect of capitalizing such costs for the years ended December 31, 2006 and 2005 was not material. Such amount is reflected in the accompanying balance sheet as Deferred Licensing Costs.

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

Net Loss per Share

In accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," Net Loss per share is determined by dividing the net loss by the weighted average number of common shares outstanding during the period.

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

5. COMMITMENTS

In December 2006, the Company received subscriptions aggregating $210,000 in connection with its private placement offering (the “Offering”) of units of its capital stock. Each unit consisted of one share of its 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and one warrants to purchase 5,000 shares of its Common Stock at a $1.10 per share (the “Warrants”). Each share of Preferred Stock is convertible into ten shares of common stock. The cash proceeds therefrom were held in escrow pending the Company’s acceptance of the subscriptions and closing of the securities purchase transactions. In March 2007, these transactions closed and the aggregate gross proceeds became available to the Company to supplement its working capital. The Company is currently seeking approval from investors in the Offering to directly issue the underlying shares of common stock in lieu of issuing the Preferred Stock. This will not affect the company’s obligation with respect to the Warrants, which are being issued to these subscribers.

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

Aggregate minimum payments under the employment agreements for George J. Coates, Gregory Coates and Barry C. Kaye, are approximately as follows:

Year Ending December 31,	Amount(1)
2007	$263,000
2008	263,000
2009	263,000
2010	263,000
2011	214,000
Total	$1,266,000

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

Total deferred tax asset and valuation allowance are approximately as follows at December 31:

2006

Current deferred tax asset - inventory reserve	$83,000

Non-current Deferred Tax Assets:
Net operating loss carryforwards	5,457,000
Gain on sale of property	1,071,000
Total long term deferred tax assets	6,528,000
Total deferred tax assets	6,611,000
Less: valuation allowance	(6,611,000)
Net deferred tax assets	$-

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

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. The net outstanding balance was $92,337 at December 31, 2006. These borrowings are in the form of a demand loan which carry no interest and are repaid from time to time depending upon cash availability. No interest was imputed on these loans for the years ended December 31, 2006 and 2005 as such amount was not material to the financial statements for such periods. It is the intention of the Coates Trust to assist the Company with its working capital requirements as needed in the future, even though it is not legally obligated to do so. In April 2007, this demand loan was converted to a 6% promissory note due April 4, 2008.

Bernadette Coates, George’s wife has made loans to the Company at various times to provide working capital. The amount due to Mrs. Coates was repaid in 2006. No interest was imputed on these loans for the years ended December 31, 2006 and 2005 as such amount was not material to the financial statements for such periods.

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

Sale of Securities

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Each share of Preferred Stock is convertible into ten shares of our common stock at any time. Aggregate proceeds from this Offering, which amounted to $420,000 is being used for working capital purposes. In consideration of the commencement of trading of the Company’s common stock, the Company is currently in the process of obtaining approval from the investors in the Offering to directly issue shares of its common stock in lieu of the Preferred Stock. Upon obtaining such approval, the Company will issue in the aggregate 420,000 shares of its common stock and 42 Warrants.

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