Form 10QSB/A
period 2007-03-31
COATES INTERNATIONAL LTD \DE\
filed 2007-06-19
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE: The issuer is amending its filing on Form 10-QSB made on May 15, 2007 to reflect a revision in it’s accounting policy for licensing costs as described in Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Licensing Costs and to add clarity to Note 10. RELATED PARTY TRANSACTIONS in Part I, Financial Statements (Unaudited). In addition, the Company has updated the disclosures for additional subsequent events and added clarity and conformity to certain sections in Part II, Items 1 and 2.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-QSB/A

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

2. ACCOUNTING POLICIES

Licensing Costs

Under the CSRV Licensing Agreement for the CSRV technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV System intellectual technology. Such costs are expensed as incurred. For the three months ended March 31, 2007 and years ended December 31, 2006 and 2005 only, the Company capitalized such licensing costs, which are being amortized on a straight-line basis over 20 years. The effect of capitalizing such costs for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005 was not material. Such amount is reflected in the accompanying balance sheet as Deferred Licensing Costs.

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

Coates International, Ltd.
Notes to Condensed Financial Statements

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

Coates International, Ltd.
Notes to Condensed Financial Statements

7. LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the period. Diluted net loss per share is based on the weighted average number of common and potentially dilutive common shares outstanding. For the three months ended March 31, 2007 and 2006, the Company had 222,222 and -0- shares of common stock potentially issuable upon assumed conversion of a 10% convertible note, respectively, that were not included in the dilutive calculation because the Company incurred a net loss for the period and the effect of including them in the calculation would have been anti-dilutive. There was no effect on net loss per share as a result of potential dilution. Had the Company issued any shares of Preferred Stock to investors in the private placement of Units discussed in Note 3, there would have been no effect on the loss per share because the Company incurred a net loss and the effect of including the potentially issuable shares of common stock upon an assumed conversion of the Preferred Stock would have been anti-dilutive.

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

Coates International, Ltd.
Notes to Condensed Financial Statements

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

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. The net outstanding balance was $92,337 at March 31, 2007. Interest was not imputed on these borrowing because the amount was not considered to be material to the financial statements and there would not have been any effect on basic and diluted net loss per share. These borrowings were in the form of a non-interest bearing demand loan. It is the intention of the Coates Trust to assist the Company with its working capital requirements as needed in the future, even though it is not legally obligated to do so. In April 2007, this demand loan was converted to a 6% promissory note due April 4, 2008.

Coates International, Ltd.
Notes to Condensed Financial Statements

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

Coates International, Ltd.
Notes to Condensed Financial Statements

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

Significant Estimates

The Company utilizes significant estimates in the preparation of its financial statements. These significant estimates include assigning useful lives to our property, plant and equipment, assigning an expected life to our outstanding stock options, selecting a volatility factor to be used in determining the fair market value of stock options on the date of grant and determining an appropriate amount to reserve for obsolete and slow moving inventory.

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

General and administrative expenses increased to approximately $426,000 for the three months ended March 31, 2007 from approximately $380,000 in the corresponding three month period in 2006. This $46,000 or 12.2% increase primarily resulted from increased legal and professional fees of approximately $59,000, compensation expense in 2007 accrued for a former executive of approximately $48,000, a write off of deferred offering costs of approximately $15,000 and an increase in testing fees in the amount of $10,000, offset by an allocation of compensation expense to research and development expenses in 2006 of approximately $(64,000).

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

Financing activities generated cash of approximately $520,000 for the three months ended March 31, 2007 and utilized cash of approximately $(70,000) for the three months ended March 31, 2006. Cash generated from financing activities for the three month period ended March 31, 2007 consisted of cash proceeds from the sale of capital securities of $420,000 which had not been issued to the investors at March 31, 2007 and 10% convertible notes in the principal amount of $100,000. Cash utilized for financing activities in the 2006 corresponding period consisted of deferred offering costs of approximately $(25,000) and repayment of a related party loan of approximately $(45,000).

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2007:

		Amount Due Within
	Total	2007	2008	2009	2010	2011
Contractual Obligations

SaSale/Leaseback Arrangement(1)	$1,820,000	$292,500	$390,000	$390,000	$390,000	$357,500
Employment Agreements(2)	1,200,250	197,250	263,000	263,000	263,000	214,000
Demand Loan due to related party(3)	92,337	-	92,337	-	-	-
Total	$3,112,587	$489,750	$745,337	$653,000	$653,000	$571,500

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

Management has instituted a cost reduction program intended to cut variable costs to only those expenses that are necessary to complete its activities related to making engineering refinements to the Coates Engine, identifying additional sources of working capital and general administrative costs in support of such activity. The Company has also been actively undertaking efforts to identify new sources of working capital. In April and May 2007, the Company raised $1,370,000 of new working capital from the issuance of common stock and the issuance of 10% convertible notes. In April 2007, the Company entered into a definitive agreement with Dutchess Private Equities Fund, Ltd. that could provide up to $10 million of additional funding to the Company, upon a registration statement filed with the Securities and Exchange Commission being declared effective. The Company continues to actively seek out new sources of working capital, however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Each share of Preferred Stock was to be convertible into ten shares of our common stock at any time. Aggregate net proceeds of this Offering from 14 accredited investors amounted to $420,000, which is being used for working capital purposes. There were no expenses incurred related to this offering. All of these investors have agreed to accept ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. On June 1, 2007 the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants for the Units sold. At March 31, 2007, no shares of common stock had been issued to any of these investors. Accordingly, the accompanying balance sheet reflects the Subscribed Stock in the Stockholders’ Deficiency section in the amount of $420,000.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

31.1 *
Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Section 302 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: June 15, 2007	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: June 15, 2007	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer