Form 10QSB
period 2007-06-30
COATES INTERNATIONAL LTD \DE\
filed 2007-08-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

As of August 7, 2007, 270,926,174 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-QSB

CONTENTS

JUNE 30, 2007

Coates International, Ltd.
Condensed Balance Sheet
June 30, 2007
(Unaudited)

Assets
Current Assets
Cash	$728,671
Inventory, net of reserve for obsolescence of $144,889	380,951
Total Current Assets	1,109,622
Investment in related party	-
Deferred offering costs	67,955
Property, plant and equipment, net of accumulated depreciation of $786,295	1,475,841
Deferred licensing costs, net of accumulated amortization of $6,805	78,858
Security deposits	197,500
Total Assets	$2,929,776

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$964,596
Total Current Liabilities	964,596
License deposits	375,000
Finance Obligation	3,876,607
10% Convertible note, due March 2010	20,000
Total Liabilities	5,236,203
Commitments and Contingencies	-

Stockholders' Deficiency
Preferred stock, Series A, $0.001 par value, 14,000,000 authorized, no shares issued or outstanding	-
Common stock, $.0001 par value, 1,000,000,000 shares authorized,
270,867,833 shares issued and outstanding	27,087
Additional paid-in capital	19,234,757
Accumulated deficit	(21,568,271)
Total Stockholders' Deficiency	(2,306,427)
Total Liabilities and Stockholders' Deficiency	$2,929,776

The accompanying notes are an integral part of this condensed balance sheet.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

Operating Expenses:
Research and development costs	290,652	-	371,160	-
General and administrative expenses	365,721	380,768	791,532	760,310
Depreciation and amortization expense	12,453	12,858	26,622	25,495
Total Operating Expenses	668,826	393,626	1,189,314	785,805
Loss From Operations	(668,826)	(393,626)	(1,189,314)	(785,805)
Other Income (Expense):
Interest income	1,600	25,864	1,600	25,864
Interest expense	(101,100)	(94,735)	(197,000)	(192,166)
Total Other (Expense)	(99,500)	(68,871)	(195,400)	(166,302)

Loss Before Income Taxes	(768,326)	(462,497)	(1,384,714)	(952,107)
Income Taxes	-	-	-	-
Net Loss	$(768,326)	$(462,497)	$(1,384,714)	$(952,107)

Basic and Diluted Net Loss per Share	$-0-	$-0-	$(0.01)	$-0-
Basic and Diluted Weighted Average Number of Shares	268,028,151	266,894,278	267,463,352	266,894,278

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Net Cash Used in Operating Activities	$(1,150,998)	$(753,026)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(4,281)	(26,990)
Deferred licensing costs	-	(14,929)
Net Cash Used in Investing Activities	(4,281)	(41,919)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,670,000	-
Proceeds from issuance of 10% Convertible Note	120,000	-
Proceeds of promissory note from related party	100,000	-
Repayment of promissory note from related party	(100,000)	-
Repayment of demand loans due to related parties	(92,337)	(45,300)
Deferred offering costs paid	(67,955)	(75,185)
Net Cash Provided by (Used in) Financing Activities	1,629,708	(120,485)
Net Increase (Decrease) in Cash	474,429	(915,430)
Cash - Beginning of Period	254,242	1,928,123
Cash - End of Period	$728,671	$1,012,693

Schedule of Supplemental Cash Flow Data:
Cash paid for Interest	$196,507	$-

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to the Condensed Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2006, and its quarterly report on Form 10-QSB/A for the period ended March 31, 2007.

2.  ACCOUNTING POLICIES

Share Based Compensation

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

New Pronouncements

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require assets or liabilities to be measured at fair value, but is intended to apply to other accounting pronouncements that require or permit the use of fair value for recognition or disclosure. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect, if any, that SFAS No. 157 may have on the Company’s future financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS No. 159”), which provides entities an option to report certain types of assets and liabilities at fair value. The objective of permitting this option is to mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and permits early adoption provided the reporting entity also elects to apply the provisions of SFAS No. 157. Management is currently evaluating the effect, if any, that SFAS No. 159 may have on the Company’s future financial statements.

3.  SETTLEMENT AGREEMENT WITH PRIOR ACCOUNTANTS

In February 2007, the Company entered into a settlement agreement with Rosenberg, Rich Baker Berman & Company (“RRBB”) which provided for a mutual release of any claims by the parties and that the balance of fees due RRBB would be converted to an approximately $50,000 principal amount, promissory note. Payment of this promissory note became accelerated and was paid in full in April 2007. RRBB served as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2005.

4.  COMMENCEMENT OF TRADING AND SALES OF COMMON STOCK

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board market system under the ticker symbol COTE.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Aggregate net proceeds from this Offering, which amounted to $420,000 is being used for working capital purposes. There were no expenses incurred related to this offering. All of the investors have accepted ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. No shares of Preferred Stock were issued. In June 2007, the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants in connection with the Units sold. The amount received for the 420,000 shares of common stock which was previously reported as subscribed stock, is now reflected in common stock and additional paid-in capital in the accompanying balance sheet as of June 30, 2007.

In April 2007, the Company sold 2,000,000 shares of its common stock to Stephen Evans, the son of a director of the Company and received aggregate gross proceeds of $500,000. In May 2007, the Company sold this shareholder an additional 1,333,333 shares of its common stock and received aggregate gross proceeds of $750,000. These transactions were private sales of unregistered shares of common stock pursuant to stock purchase agreements. These shares were subsequently registered on Form SB-2 as more fully discussed in Note 6.

5.  ISSUANCE OF 10% CONVERTIBLE NOTES

In March 2007, the Company issued $100,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to one of its outside directors and received cash proceeds of $100,000. In May 2007, $100,000 principal amount of these notes were converted into 222,222 shares of common stock. In April 2007, the Company issued an additional $20,000 principal amount of Convertible Notes to another outside director and received cash proceeds of $20,000. This remaining unconverted principal amount is included in non-current liabilities on the accompanying balance sheet. The proceeds from the Convertible Notes are being used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being converted by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 44,445 shares of its common stock for conversion of the balance of these notes.

6.  INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

On April 26, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

In connection with this transaction we filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC on June 22, 2007. We shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs. We also included in this registration statement the registration of approximately 4,230,000 shares of common stock representing the 266,667 shares reserved for conversion of the 10% convertible notes (222,222 of which were converted in May 2007), 630,000 shares of common stock related to the stock and warrants issued in connection with a completed private placement of securities and 3,333,333 shares of common stock sold in April and May 2007. Subsequent to June 30, 2007, the Company received net proceeds of $37,195 in connection with the sale of 58,341 shares of our common stock to Dutchess pursuant to this Investment Agreement.

7.  LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the period. Diluted net loss per share is based on the weighted average number of common and potentially dilutive common shares outstanding. At June 30, 2007, the Company had 814,445 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock, and; (iii) 560,000 vested stock options, respectively, that were not included in the dilutive calculation because the Company incurred a net loss for the period and the effect of including them in the calculation would have been anti-dilutive. There were no potentially issuable shares of common stock at June 30, 2006. There was no effect on net loss per share as a result of potential dilution.

8. STOCK OPTIONS

In accordance with the Company’s 2006 Stock Option and Incentive Plan, the Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) on April 18, 2007 at an exercise price of $0.44 per share. The options vest equitably over a 3-4 year vesting period. The fair value of shares vested during both the three and six month periods ended June 30, 2007 was approximately $220,000. No stock options were granted prior thereto.

The Company also granted 25,000 five-year non-employee stock options to its corporate general counsel on April 18, 2007 at an exercise price of $0.44 per share, which will be accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Equity or in Conjunction with Selling Goods or Services". The options vest equitably over a 4-year vesting period. In accordance therewith, the fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options. The fair value of shares vested during the three months ended June 30, 2007 was approximately $1,650. No other non-employee stock options were issued prior thereto.

For both the three and six month periods ended June 30, 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $289,000 relating to stock option grants. Approximately $204,000 of this amount is included in research and development expenses and approximately $85,000 of this amount is included in general and administrative expenses in the accompanying statements of operations for the three and six month periods ended June 30, 2007.

A summary of the activity in the Company’s Stock Option Plan for employees and directors is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price	Weighted Average Fair Value at Date of Grant
Balance, 1/1/07	-	-	-	-	-	-
Granted	$0.44	1,625,000	15	525,000	$0.44	$0.40
Granted	$0.44	150,000	15	30,000	$0.44	$0.33
Balance, 6/30/07	$0.44	1,775,000	15	555,000	$0.44

The weighted average fair value of the Company's stock-based compensation expense of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

• Historical stock price volatility	180%
• Risk-free interest rate	4.56%-4.64%
• Expected life (in years)	4
• Dividend yield	0.00

The valuation assumptions were determined as follows:

•	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.

•
Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

•
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has no historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its expectation that the executives will be subject to frequent black out periods and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

•	No expected dividends.

The same methodology and assumptions were utilized in estimating the fair value of stock options granted to the Company’s general corporate counsel, which approximated $13,000 at June 30, 2007.

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

Deferred taxes increased by approximately $252,000 and $389,000 for the three and six months ended June 30, 2007, respectively. The balance of deferred taxes is fully offset by a tax valuation allowance.

10.  RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that researches and is developing a heavy cruiser motorcycle equipped with the Coates SRV engine.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0- in 2005, it would have recorded an additional share of undistributed losses aggregating approximately $427,000 through June 30, 2007.

Summarized unaudited information for Coates Motorcycle is as follows:

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Operating expenses	118,770	239,426	290,412	491,297
Net loss	(141,153)	(256,637)	(331,409)	(524,364)

As of June 30,
2007
Current assets	$42,032
Total assets	78,526
Current liabilities	(546,460)
Total liabilities	(1,442,588)
Stockholders’ deficiency	1,364,061

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. In April 2007, the Coates Trust advanced an additional $100,000 in the form of a 6% promissory note. At the same time, the outstanding balance of the prior loans of $92,337 was converted to and included in this promissory note. No interest was imputed on these loans for the period prior to the time they were converted to the 6% promissory note. In May 2007, the entire $192,337 principal amount of the 6% promissory note was repaid, along with accrued interest of approximately $1,500.

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation expense for employee stock options granted to George J. Coates and Gregory Coates amounting to approximately $167,000 and $83,000, respectively, for both the three and six month periods ended June 30, 2007, is summarized as follows:

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2007	2006	2007	2006

George J. Coates	$68,000	$51,000	$122,000	$95,000
Gregory Coates	31,000	26,000	55,000	46,000
Bernadette Coates	10,000	10,000	21,000	21,000

Mark Goldsmith, former Chief Executive Officer and President also previously served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement. During the three month periods ended June 30, 2007 and 2006, Mr. Goldsmith received salary payments of $25,000 and $50,000, respectively, from Coates Motorcycle and was provided with a leased automobile and medical and dental benefits. During the six month periods ended June 30, 2007 and 2006, Mr. Goldsmith received salary payments of $25,000 and $122,500, respectively, from Coates Motorcycle and was provided with a leased automobile and medical and dental benefits.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $34,500 and $2,000 during the three months ended June 30, 2007 and 2006, respectively and approximately $42,000 and $7,000 during the six months ended June 30, 2007 and 2006, respectively.

The Company paid approximately $5,000 and $11,000 during the three months ended June 30, 2007 and 2006, respectively and approximately $5,000 and $22,000 during the six months ended June 30, 2007 and 2006, respectively to Coates Precision Engineering, Ltd., a Company owned solely by George J. Coates, for services in connection with engineering certain materials for use in production.

11. LITIGATION AND CONTINGENCIES

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiff and a third party defendant have since filed motions for reconsideration which were denied on March 30, 2007. It is anticipated that the plaintiffs and the third party defendant will appeal. The Company has dismissed, without prejudice, its counterclaim and third party complaint in order to avoid the costs associated with a proof hearing. The plaintiffs and the third party defendant filed notices of appeal on June 12, 2007 and June 13, 2007. The Company intends to vigorously contest those appeals.

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

In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Despite his resignation, Mr. Goldsmith contended that he was entitled to certain rights under an employment agreement with the company. Therefore, on April 17, 2007, the Company notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement. On May 11, through an attorney, Mr. Goldsmith notified the Company that he disputed the Company’s position that his termination was with Cause and asserted the position that he resigned for “Good Reason”, as defined in his employment agreement. On July 10, through an attorney, Mr. Goldsmith notified the Company that he is claiming that the Company breached his employment agreement and is seeking recovery of damages resulting therefrom, consisting of compensation, benefits and stock options. In the opinion of management, his claims are completely without merit. The Company also intends to assert counterclaims should Mr. Goldsmith decide to undertake any legal action. At this time, it is too early to estimate the likely outcome of this matter. If the Company’s position is upheld, then Mr. Goldsmith would not be entitled to any compensation, benefits or stock options under his employment agreement.

Although the Company disputes and intends to vigorously defend against any potential claims that might be asserted by Mr. Goldsmith, it has without prejudice to its position, accrued for accounting purposes only, approximately $96,000 through April 13, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause. This amount has been included in accounts payable and accrued liabilities in the accompanying balance sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our contract with Well to Wire Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International, Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

Background

We have completed the development of the Coates spherical rotary valve engine. We are now engaged in adapting our technology to manufacturing industrial engines to power electric generators with output of up to 300kw, depending on the primary fuel. Thereafter, we intend to manufacture engines for multiple other applications and uses.

Significant Estimates

The Company utilizes significant estimates in the preparation of its financial statements. These significant estimates include assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, assigning expected lives to our stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, the Company signed an agreement (the "WWE Agreement") with Well to Wire Energy, Inc. ("WWE"), a Canada-based oil and gas company, relating to the distribution in Canada of V-8 cylinder engines modified with the Coates Rotary Valve System to be fueled by natural gas to generate electrical power in consideration for future payments, of which a deposit payment in the amount of $300,000 was made. A separate research and development agreement between the Company and WWE, provides for development and delivery of certain prototype engines.

On July 7, 2006, we signed a confirmation letter agreement with WWE that provides as follows:

•
The Company expects to ship to WWE in the near term the third power unit of the Company’s generator with output of up to 300 kw depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV engine, the “Generator”). Upon receipt of the Generator, and pending test results meeting WWE’s expectations, the balance of US $3,800,000 on account of the research and development agreement mentioned above will become due to the Company by WWE. In addition, 180 days later, the balance of US $4,700,000 on account of the distribution agreement mentioned above will become due to the Company by WWE in 16 equal quarterly installments.

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

Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

No revenues were generated for the three month periods ended June 30, 2007 and 2006.

Research and development expenses were approximately $291,000 and $ -0- for the three month periods ended June 30, 2007 and 2006, respectively. This increase in research and development costs was attributable to the Company's resumption of its efforts towards making the final refinements to our prototype CSRV engine generator. Included in the amount for the three months ended June 30, 2007, is approximately $204,000 of stock based compensation expense.

General and administrative expenses decreased to approximately $366,000 for the three months ended June 30, 2007 from approximately $381,000 in the corresponding period in 2006. This net decrease of approximately $15,000 primarily resulted from non-cash stock based compensation expense of $85,000 for stock options granted in 2007, an increase in testing expenses of approximately $40,000, increased licensing costs of approximately $29,000, increased compensation costs of approximately $17,000 and increased marketing and printing expenses of approximately $12,000, offset by decreased legal and professional fees of approximately $(104,000), an increase in labor costs included in research and development expenses in the 2007 period of approximately $(87,000) and a decrease in scrapped inventory of approximately $(19,000).

Interest expense increased to approximately $101,000 for the 2007 period from approximately $95,000 in the 2006 period, primarily due to interest on the promissory note from the Coates Trust and interest accrued on the 10% convertible notes.

The change in deferred taxes for the three months ended June 30, 2007 and 2006 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the three month periods ended June 30, 2007 and 2006, of approximately $768,000 and $462,000, respectively.

Results of Operations - Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

No revenues were generated for the six month periods ended June 30, 2007 and 2006.

Research and development expenses were approximately $371,000 and $ -0- for the six month periods ended June 30, 2007 and 2006, respectively. This increase in research and development costs was attributable to the Company's resumption of its efforts towards making the final refinements to our prototype CSRV engine generator. Included in the amount for the six months ended June 30, 2007, is approximately $204,000 of stock based compensation expense.

General and administrative expenses increased to approximately $792,000 for the six months ended June 30, 2007 from approximately $760,000 in the corresponding period in 2006. This $32,000, or 4.2% increase primarily resulted from non-cash stock based compensation expense of $85,000 for stock options granted in 2007, increased accrued compensation for a departed executive of approximately $55,000, an increase in testing expenses of approximately $50,000, increased licensing costs of approximately $24,000, increased compensation costs of approximately $17,000, an increase in offering costs of approximately $15,000 and an increase in marketing and printing expenses of approximately $11,000, offset by decreased legal and professional fees of approximately $(46,000), an increase in labor costs included in research and development expenses in the 2007 period of approximately $(151,000), a decrease in scrapped inventory of ($19,000) and a decrease in miscellaneous taxes of ($15,000).

Interest expense increased to approximately $197,000 for the six months ended June 30, 2007 from approximately $192,000 in the corresponding 2006 period, primarily due to interest on the promissory note from the Coates Trust and interest accrued on the 10% convertible notes.

The change in deferred taxes for the six months ended June 30, 2007 and 2006 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the six month periods ended June 30, 2007 and 2006, of approximately $1,385,000 and $952,000, respectively.

Liquidity and Capital Resources

The Company’s cash position at June 30, 2007 was approximately $729,000, an increase of approximately $475,000 from the cash position of approximately $254,000 at December 31, 2006. We had working capital of approximately $145,000 at June 30, 2007 which represents an approximately $664,000 improvement from the approximately $(519,000) working capital deficiency at December 31, 2006. The Company's current liabilities of approximately $965,000 at June 30, 2007 decreased by approximately $160,000 from approximately $1,125,000 at December 31, 2006.

Operating activities utilized cash of approximately $(1,151,000) in the six months ended June 30, 2007. Cash utilized by operating activities in the six months ended June 30, 2007 resulted primarily from a net loss of approximately $(1,385,000), an increase in inventory of approximately $(30,000) and a decrease in accounts payable and accrued liabilities of approximately $(68,000), offset by non-cash expenses for stock based compensation expense of $289,000, depreciation and amortization of approximately $27,000 and offering costs of approximately $15,000.

Investing activities utilized cash of approximately $(4,000) for the acquisition of property, plant and equipment during the six months ended June 30, 2007.

Financing activities generated cash of approximately $1,630,000 for the six months ended June 30, 2007 and utilized cash of approximately $(120,000) for the six months ended June 30, 2006. Cash generated from financing activities for the six months ended June 30, 2007 consisted of cash proceeds of $1,670,000 from the sale of common stock, cash proceeds of $120,000 from the issuance of 10% convertible notes and cash proceeds of $100,000 from the issuance of a promissory note to the Coates Trust, offset by repayment of a note payable to the Coates Trust of approximately $192,000 and payments for deferred offering costs of approximately $68,000 in connection with the Dutchess equity line of credit. Cash utilized for financing activities in the 2006 corresponding period consisted of deferred offering costs of approximately $(75,000) and repayment of a related party loan of approximately $(45,000).

In connection with our agreements with WWE, we are continuing with making refinements and testing of the performance of the CSRV technology incorporated into the last of the three prototype CSRV generators (the “Production Model”). Although we have already demonstrated the viability of this technology for internal combustion engines fueled by gasoline, the Production Model is designed to be powered by raw natural gas. Raw natural gas does not generate the same level of BTU’s or volumetric density as other fuels more commonly used for engines such as diesel or gasoline. Additionally, filtering systems have to be incorporated into the design to counteract the acidic components present in raw natural gas. Our efforts continue to be highly focused on successfully completing this Production Model.

Upon delivery of this third Production Model, WWE will commence a testing and acceptance period to ensure compliance with their specifications. Once accepted, the balance of $3,800,000 under the research and development agreement with WWE shall become due and payable. Under the distribution agreement, the balance due to us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following successful delivery and testing of the third prototype engine. In the opinion of management, we will be required to raise additional working capital to completely achieve our planned production phase of our operations. The source of such additional working capital is anticipated to come from the cash flows under the agreements with WWE and the $10 million equity line established with Dutchess Private Equities Fund, Ltd. (“Dutchess”). We are actively pursuing additional working capital from both of these sources. The Company is carefully managing the pace at which it draws working capital from the equity line with Dutchess. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity. We continue to seek out additional sources of new working capital.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2007:

		Amount Due Within
	Total	2007	2008	2009	2010	2011
Contractual Obligations:
Sale/Leaseback Arrangement(1)	$1,722,500	$195,000	$390,000	$390,000	$390,000	$357,500
Employment Agreements(2)	1,134,500	131,500	263,000	263,000	263,000	214,000
Total	$2,857,000	$326,500	$653,000	$653,000	$653,000	$571,500

(1)
Although the total finance obligation reflected in the Company’s balance sheet at June 2007 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment. This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. The above payments, which will be charged to interest expense under this finance method of accounting equate to an annual interest rate of 10.06%.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

Plan of Operation

Currently, the prototypes of the CSRV System-based generator engine are undergoing performance and other tests. Initially, the Company intends to sell the engine/generators to a party that has expressed indications of interest to purchase Coates Engines upon the successful completion of the above tests. If these indications of interest become firm orders, the fulfillment of these orders may occur over a three to five year period. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, intends to manufacture the generator engine in the two following ways:

•
Assembly - to develop assembly lines within the Company’s premises. The Company has been evaluating various opportunities to expand or acquire additional manufacturing capacity. When the demand for our products justifies it, the Company will take the required steps in order to increase its work force. We may hire a significant number of new employees within the first 12 to 24 months after production commences.

•	Licensing the technology to Original Equipment Manufacturers (“OEM”) - to take advantage of third party manufacturers’ production ability by entering into OEM agreements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2007, had a Stockholders’ Deficiency of approximately $2,306,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditor’s Report as of December 31, 2006 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

Management is continuing to carefully monitor its costs and is restricting variable costs to only those expenses that are necessary to complete its activities related to making engineering refinements to the Coates Engine, identifying additional sources of working capital and general administrative costs in support of such activity. The Company has also been actively undertaking efforts to identify new sources of working capital. The Company continues to actively seek out new sources of working capital, however, there can be no assurance that it will be successful in these efforts. In July and early August 2007, the Company received net proceeds of approximately $37,000 in connection with the sale of 58,341 shares of our common stock to Dutchess pursuant to the Investment Agreement. We may utilize this equity line with Dutchess from time to time to further supplement our working capital. However, it is our intention to minimize the impact of such transactions on the trading price of our common stock.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended on June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On October 25, 2006, we established an Audit Committee. The Audit Committee’s responsibilities include assessing the independence of our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including the receipt and thorough consideration of reports from the independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures and additional responsibilities as set forth in the charter of our Audit Committee. The financial reports that are included in this Form 10-QSB were reviewed by our Audit Committee.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiff and a third party defendant have since filed motions for reconsideration which were denied on March 30, 2007. It is anticipated that the plaintiffs and the third party defendant will appeal. The Company has dismissed, without prejudice, its counterclaim and third party complaint in order to avoid the costs associated with a proof hearing. The plaintiffs and the third party defendant filed notices of appeal on June 12, 2007 and June 13, 2007. The Company intends to vigorously contest those appeals.

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

In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Despite his resignation, Mr. Goldsmith contended that he was entitled to certain rights under an employment agreement with the company. Therefore, on April 17, 2007, the Company notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement. On May 11, through an attorney, Mr. Goldsmith notified the Company that he disputed the Company’s position that his termination was with Cause and asserted the position that he resigned for “Good Reason”, as defined in his employment agreement. On July 10, through an attorney, Mr. Goldsmith notified the Company that he is claiming that the Company breached his employment agreement and is seeking recovery of damages resulting therefrom, consisting of compensation, benefits and stock options. In the opinion of management, his claims are completely without merit. The Company also intends to assert counterclaims should Mr. Goldsmith decide to undertake any legal action. At this time, it is too early to estimate the likely outcome of this matter. If the Company’s position is upheld, then Mr. Goldsmith would not be entitled to any compensation, benefits or stock options under his employment agreement.

Although the Company disputes and intends to vigorously defend against any potential claims that might be asserted by Mr. Goldsmith, it has without prejudice to its position, accrued for accounting purposes only, approximately $96,000 through April 13, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause. This amount has been included in accounts payable and accrued liabilities in the accompanying balance sheet.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2007, we sold 2,000,000 shares of our common stock to Stephen Evans, the son of one of our directors and received aggregate gross proceeds of $500,000. In May 2007, we sold this shareholder an additional 1,333,333 shares of our common stock and received aggregate gross proceeds of $750,000. The shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In March and April 2007, we issued $120,000 aggregate principal amount of 10% Convertible Subordinated Notes at an initial conversation rate of $.45 per share, due March 2010 to two of our outside directors and received proceeds of $120,000. On May 16, 2007, $100,000 principal amount of 10% convertible notes were converted into 222,222 shares of our common stock. The shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

In March 2007, we completed the sale to 14 accredited investors of an aggregate of 420,000 shares of 6% Series A Convertible Preferred Stock and 42 Warrants to purchase an aggregate of 210,000 shares of our Common Stock at $1.10 per share and received total gross proceeds of $420,000. All of these investors accepted ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. No shares of Preferred Stock were issued. On June 5, 2007 we issued in the aggregate 420,000 shares of our common stock and 42 Warrants for the Units sold. The shares of common stock and warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

All of the above shares were subsequently registered on Form SB-2 filed with the Securities and Exchange Commission, which became effective on June 22, 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K and Form 8K-A

On April 3, 2007, the Company filed Form 8-K with the SEC based upon the appointment of George Coates as President and Chief Executive Officer of the Company.

On April 11, 2007, the Company filed Form 8-K with the SEC based upon an amended license agreement.

On May 1, 2007, the Company filed Form 8-K with the SEC based upon entering into an investment agreement with Dutchess Private Equities Fund, Ltd.

On May 8, 2007, the Company filed Form 8-K with the SEC based upon the issuance of a press release regarding a company patent.

(b)  Exhibits

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

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: August 14, 2007	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: August 14, 2007	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer