Form 10QSB
period 2007-09-30
COATES INTERNATIONAL LTD \DE\
filed 2007-11-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 12, 2007, 272,924,754 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-QSB

CONTENTS

SEPTEMBER 30, 2007

Page
Financial Statements (Unaudited):
Condensed Balance Sheet	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to the Condensed Financial Statements	6-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3. Controls and Procedures	19
PART II - OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	22-22
SIGNATURES	23

Coates International, Ltd.
Condensed Balance Sheet
September 30, 2007
(Unaudited)

Assets
Current Assets
Cash	$313,251
Inventory, net of reserve for obsolescence of $144,889	384,941
Other assets	1,000
Total Current Assets	699,192
Investment in related party	-
Property, plant and equipment, net of accumulated depreciation of $795,499	1,470,140
Deferred licensing costs, net of accumulated amortization of $7,876	77,787
Deferred offering costs	35,766
Security deposits	197,500
Total Assets	$2,480,385
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$978,885
Total Current Liabilities	978,885
License deposits	375,000
Finance obligation	3,876,607
10% Convertible note, due March 2010	20,000
Total Liabilities	5,250,492
Commitments and Contingencies	-

Stockholders' Deficiency
Preferred stock, Series A, $0.001 par value, 14,000,000 authorized, no shares issued or outstanding	-
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 270,926,174 shares issued and outstanding	27,093
Additional paid-in capital	19,297,757
Accumulated deficit	(22,094,957)
Total Stockholders' Deficiency	(2,770,107)
Total Liabilities and Stockholders' Deficiency	$2,480,385

The accompanying notes are an integral part of this condensed balance sheet.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-

Operating Expenses:
Research and development costs	107,515	-	478,674	-
General and administrative expenses	310,903	369,205	1,102,435	1,129,515
Depreciation and amortization expense	10,275	16,069	36,898	41,564
Total Operating Expenses	428,693	385,274	1,618,007	1,171,079

Loss From Operations	(428,693)	(385,274)	(1,618,007)	(1,171,079)

Other Income (Expense)
Interest income	-	4,263	1,600	30,127
Interest expense	(97,993)	(97,500)	(294,993)	(289,666)
Total Other (Expense)	(97,993)	(93,237)	(293,393)	(259,539)

Loss Before Income Taxes	(526,686)	(478,511)	(1,911,400)	(1,430,618)
Income Taxes	-	-	-	-
Net Loss	$(526,686)	$(478,511)	$(1,911,400)	$(1,430,618)
Basic and Diluted Net Loss per Share	$-0-	$-0-	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Shares	270,910,465	266,894,278	268,625,017	266,894,278

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2007	2006
Net Cash Used in Operating Activities	$(1,595,110)	$(1,158,876)
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	(7,784)	(47,070)
Deferred licensing costs	-	(27,996)
Net Cash Used in Investing Activities	(7,784)	(75,066)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,707,195	-
Proceeds from issuance of 10% convertible note	120,000	-
Proceeds of promissory note from related party	100,000	-
Repayment of promissory note from related party	(100,000)	-
Repayment of demand loans due to related parties	(92,337)	(45,300)
Deferred offering costs paid	(72,955)	(90,042)
Net Cash Provided by (Used in) Financing Activities	1,661,903	(135,342)
Net Increase (Decrease) in Cash	59,009	(1,369,284)
Cash - Beginning of Period	254,242	1,928,123
Cash - End of Period	$313,251	$558,839

Schedule of Supplemental Cash Flow Data:
Cash paid for income taxes	$-	$146,469
Cash paid for Interest	$293,513	$127,166

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to the Condensed Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2006, and its quarterly reports on Form 10-QSB/A for the periods ended June 30 and March 31, 2007.

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

3. SETTLEMENT AGREEMENT WITH PRIOR ACCOUNTANTS

In February 2007, the Company entered into a settlement agreement with Rosenberg, Rich Baker Berman & Company (“RRBB”) which provided for a mutual release of any claims by the parties and that the balance of fees due RRBB would be converted to an approximately $50,000 principal amount, promissory note. Payment of this promissory note was paid in full in April 2007. RRBB served as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2005.

4. COMMON STOCK

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board market system under the ticker symbol COTE.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Aggregate net proceeds from this Offering, which amounted to $420,000 is being used for working capital purposes. There were no expenses incurred related to this offering. All of the investors have accepted ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. No shares of Preferred Stock were issued. In June 2007, the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants in connection with the Units sold. The amount received for the 420,000 shares of common stock which was previously reported as subscribed stock, is now reflected in common stock and additional paid in capital in the accompanying balance sheet as of September 30, 2007.

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

In July and August 2007, the Company sold 58,341 shares of its common stock and received net proceeds of approximately $37,000, in connection with an investment agreement with Dutchess Private Equities Fund, Ltd. (See Note 6). The amount recorded to additional paid in capital was fully offset by deferred offering costs.

5. ISSUANCE OF 10% CONVERTIBLE NOTES

In March 2007, the Company issued $100,000 principal amount of 10% Convertible Subordinated Notes, due March 2010 (the “Convertible Notes”) to one of its outside directors and received cash proceeds of $100,000. In May 2007, $100,000 principal amount of these notes were converted into 222,222 shares of common stock. In April 2007, the Company issued an additional $20,000 principal amount of Convertible Notes to another outside director and received cash proceeds of $20,000. This remaining unconverted principal amount is included in non-current liabilities on the accompanying balance sheet. The proceeds from the Convertible Notes are being used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being converted by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share, there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 44,445 shares of its common stock for conversion of the balance of these notes.

6. INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

On April 26, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down from the Company. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

In October and November 2007, the Company sold 1,998,580 shares of its common stock and received net proceeds of approximately $1,032,000, in connection with this investment agreement. The amount recorded to additional paid in capital was reduced by deferred offering costs approximating $36,000.

In connection with this transaction, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC on June 22, 2007. The Company shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs. The Company also included in this registration statement the registration of approximately 4,230,000 shares of common stock representing the 266,667 shares reserved for conversion of the 10% convertible notes (222,222 of which were converted in May 2007), 630,000 shares of common stock related to the stock and warrants issued in connection with a completed private placement of securities and 3,333,333 shares of common stock sold in April and May 2007.

7. LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the period. Diluted net loss per share is based on the weighted average number of common and potentially dilutive common shares outstanding. At September 30, 2007, the Company had 814,445 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock; and, (iii) 560,000 vested stock options, respectively, that were not included in the dilutive calculation because the Company incurred a net loss for the period and the effect of including them in the calculation would have been anti-dilutive. There was no effect on net loss per share as a result of potential dilution.

8. STOCK OPTIONS

In 2006, the Company established the 2006 Stock Option and Incentive Plan (the “Stock Option Plan”). In September 2007, shareholder approval of the Stock Option Plan was obtained. The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) on April 18, 2007 at an exercise price of $0.44 per share. The options vest equitably over a 3-4 year vesting period. No shares vested during the three months ended September 30, 2007. The fair value of shares vested during the nine months ended September 30, 2007 was approximately $220,000. No stock options were granted prior thereto.

The Company also granted 25,000 four-year non-employee stock options to its corporate general counsel on April 18, 2007 at an exercise price of $0.44 per share, which will be accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” . In accordance therewith, the fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options. Upon issuance, 5,000 stock options vested and the remaining 20,000 stock options vest in equal amounts over 4 years. The fair value of the portion of these stock options that vested through September 30, 2007, was approximately $1,700. At September 30, 2007, the fair value of the unvested portion of these stock options was approximately $5,400.

For the three and nine month periods ended September 30, 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $63,000 and $352,000, respectively, relating to stock option grants. For the three months ended September 30, 2007, approximately $41,000 is included in research and development expenses and approximately $22,000 is included general and administrative expenses in the accompanying statement of operations. For the nine months ended September 30, 2007, approximately $245,000 of this amount is included in research and development expenses and approximately $107,000 of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan for employees and directors is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Exercise Price	Weighted Average Fair Value at Date of Grant
Balance, 1/1/07	-	-	-	-	-	-
Granted	$0.44	1,625,000	15	525,000	$0.44	$0.40
Granted	$0.44	150,000	15	30,000	$0.44	$0.33
Balance, 9/30/07	$0.44	1,775,000	15	555,000	$0.44

The weighted average fair value of the Company's stock-based compensation expense of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

·	Historical stock price volatility	180%
·	Risk-free interest rate	4.56%-4.64%
·	Expected life (in years)	4
·	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
●
Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

●
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has no historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its expectation that the executives will be subject to frequent black out periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

The same methodology and assumptions were utilized in estimating the fair value of non-employee stock options granted to the Company’s general corporate counsel, as discussed above.

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

Deferred taxes increased by approximately $183,000 and $572,000 for the three and nine months ended September 30, 2007, respectively. This amount is fully offset by a tax valuation allowance.

10. RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that researches and is developing a heavy cruiser motorcycle equipped with the Coates SRV engine.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0- in 2005, it would have recorded an additional share of undistributed losses aggregating approximately $468,000 through September 30, 2007.

Summarized unaudited information for Coates Motorcycle is as follows:

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Operating expenses	120,265	183,707	410,677	675,005
Net loss	(142,647)	(207,068)	(474,056)	(731,432)

As of September 30, 2007

Current assets	$41,321
Total assets	75,429
Current liabilities	(568,743)
Total liabilities	(1,464,970)
Stockholders’ deficiency	1,389,542

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

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options granted to George J. Coates and Gregory Coates, for both the three and nine month periods ended September 30, 2007, is summarized as follows:

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2007	2006	2007	2006

George J. Coates (a)	$54,000	$47,000	$173,000	$142,000
Gregory Coates	24,000	23,000	77,000	69,000
Bernadette Coates	10,000	10,000	31,000	31,000

(a) Includes compensation paid in 2007 for 2006 vacation earned but not taken.

Mark Goldsmith, former Chief Executive Officer and President also previously served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement. During the three month periods ended September 30, 2007 and 2006, Mr. Goldsmith received salary payments of $-0- and $25,000, respectively, from Coates Motorcycle. During the nine month periods ended September 30, 2007 and 2006, Mr. Goldsmith received salary payments of $25,000 and $148,000, respectively, from Coates Motorcycle. The amount paid in 2006 included accrued, but unpaid compensation from 2005. He was provided with a leased automobile and medical and dental benefits during 2007 and 2006 until the date of his termination in April 2007.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of  approximately $20,000 and $3,000 during the three months ended September 30, 2007 and 2006, respectively, and approximately $64,000 and $9,000 during the nine months ended September 30, 2007 and 2006, respectively.

The Company paid approximately $-0- and $10,000 during the three months ended September 30, 2007 and 2006, respectively, and approximately $-0- and $32,000 during the nine months ended September 30, 2007 and 2006, respectively, to Coates Precision Engineering, Ltd., a Company owned solely by George J. Coates, for services in connection with engineering certain materials for use in production.

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

12. SUBSEQUENT EVENTS

In October and November 2007, the Company sold 1,998,580 shares of its common stock and received net proceeds of approximately $1,032,000, in connection with an investment agreement with Dutchess Private Equities Fund, Ltd.  (See Note 6.) The amount recorded to additional paid in capital was reduced by deferred offering costs approximating $36,000.

In October 2007, the Company amended its articles of incorporation resulting in the cancellation of all 14 million authorized, but unissued shares of its Series A Convertible Preferred Stock, par value $0.001 per share and the authorization of 100 million new shares of Preferred Stock, par value $0.001 per share, which upon approval of the Board of Directors, may be issued in one or more series and the relative terms, rights, preferences and limitations may be fixed. At this time, the Company does not have any plans for the issuance of the new shares of Preferred Stock.

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

Background

We have completed the development of the Coates Spherical Rotary Valve (“CSRV”) engine. We anticipate that our first commercial application will be the production of industrial CSRV engines powered by natural gas for use in conjunction with electric power generators. We have recently fulfilled our obligation to develop a third CSRV engine pursuant to a research and development agreement and a licensing agreement with Well to Wire Energy, Inc. (“WWE”), a Canadian company.  Under these agreements, WWE is provided a testing period of up to ninety days to accept the engine under these agreements. Upon such acceptance:

•	We intend to commence production of the CSRV engines in order to fulfill anticipated firm orders from WWE,
•	WWE will be obligated to make an immediate payment under the research and development agreement of $3,800,000,
•	WWE will become unconditionally obligated to pay us $4,700,000 in sixteen equal quarterly installments commencing 180 days after acceptance; and,
•	WWE shall be subject to an annual purchase quota of a minimum of 120 CSRV engines per year in order to retain exclusivity within the territory of the country of Canada.

We have also integrated our CSRV technology into various types of internal combustion engines for a number of other applications and uses.

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

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, the Company signed a Licensing Agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, relating to the distribution in Canada of 6-cylinder engines modified with the Coates Rotary Valve System to be fueled by natural gas to generate electrical power in consideration for future payments. A separate Research and Development Agreement between the Company and WWE provides for development and delivery of certain prototype engines.  The Company received initial deposits on these agreements a number of years ago, aggregating $1,500,000.

On July 7, 2006, we signed a confirmation letter agreement with WWE that provides as follows:

•
The Company is to ship to WWE the third power unit of the Company’s CSRV Power Generator with output depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV engine, the “Generator”).  Upon receipt of the CSRV Power Generator, and pending test results meeting WWE’s expectations, the balance of US $3,800,000 on account of the Research and Development Agreement and the $4,700,000 balance under the Licensing Agreement mentioned above will become due to the Company by WWE.  Payment of the $4,700,000 balance of the Licensing Agreement in 16 equal quarterly installments shall commence 180 days later.

•	WWE will have the exclusive right to use, lease, and sell the generators that are based on the CSRV System technology within Canada.

•	WWE will have a right of first refusal to market the CSRV Power Generators, incorporating the CSRV System technology, worldwide.

•
The Company and WWE have agreed that the minimum annual number of CSRV Power Generators to be purchased by WWE in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per Generator shall be US $150,000.  The minimum purchase requirement shall become effective upon delivery and acceptance of the third production engine generator.

•	WWE shall not be required to pay any royalties to us as part of these agreements.

•	Patent Rights. All patent and other intellectual property rights related to the engine have been retained by the Company.

In October 2007, WWE was advised that we completed two CSRV Power Generators, including the third production engine required under the Licensing and Research and Development Agreements.  Arrangements are currently being made for delivery for installation on gas wells located in a Canadian oil field. At the same time, WWE also verbally reconfirmed its intentions to purchase 11,000 CSRV Power Generators. If WWE were to proceed with its intentions to purchase all 11,000 generators, it would equate to approximately $1.65 billion of revenues for the Company from sales of CSRV generators over an estimated period of five years.  WWE would not be under any obligation to purchase this quantity of generators, however, WWE is required to purchase at least 120 engine generators per year under the Licensing Agreement in order to retain the exclusive rights to distribute the engine generators in Canada.

We do not currently have the production capacity to fulfill orders for 11,000 engine generators over the next five years.  Management believes that it could be successful in entering into a procurement contract with one or more major engine suppliers in the United States to deliver engine blocks incorporating our proprietary pistons and heads.  Under this approach, we would complete the production of the engines by incorporating the Coates Spherical Rotary Valve system into these engine blocks.

There are a number of inherent risks associated with achieving this level of revenues over the next five years, including:

•
Although we intend to pursue numerous other opportunities to generate revenues from production of internal combustion engines incorporating the CSRV technology and/or licensing of this technology to original equipment manufacturers, until we are able to enter into definitive agreements with new customers, our revenues will be concentrated with a single customer, WWE.  WWE’s ability to purchase this volume of orders is highly dependent on its ability to access cash and capital resources to make timely payments for deposits and upon delivery of the engine generators.

•
There can be no assurances that we will have adequate capital resources to procure a sufficient number of engine blocks, inventory and parts on a timely basis, as well as cover the payroll costs for an increased labor force and overhead that would be required in order to fulfill orders for this volume of engine generators over the next five years. In the event that we are unable to fulfill this volume of orders, our revenues and profitability would be negatively impacted to the extent of any such shortfall.

Results of Operations – Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

No revenues were generated for the three month periods ended September 30, 2007 and 2006.

Research and development expenses were approximately $108,000 and $ -0- for the three month periods ended September 30, 2007 and 2006, respectively. This increase in research and development costs was attributable to the Company's resumption of its efforts towards making the final refinements to our prototype CSRV engine generator. Included in the amount for the three months ended September 30, 2007, is approximately $41,000 of stock based compensation expense.

General and administrative expenses decreased to approximately $311,000 for the three months ended September 30, 2007 from approximately $369,000 in the corresponding period in 2006. This net decrease of $58,000 primarily resulted from a reduction in legal fees of approximately ($118,000), an increase in labor costs allocated to research and development costs of approximately ($56,000) and an overall decrease in labor costs of approximately ($16,000) offset by an increase in professional fees of approximately $31,000, an increase in show expenses of approximately $26,000, an increase in stock based compensation expense of approximately $22,000, an increase in testing expenses of approximately $10,000, an increase in employee benefits costs of approximately $10,000 and an increase in other general and administrative costs for office expense, utilities, other taxes and miscellaneous expenses of $24,000.

Depreciation and amortization expense decreased to approximately $10,000 in the three months ended September 30, 2007 from approximately $16,000 in the comparable period in 2006.  This decrease was primarily due to discontinuance of depreciation of assets which became fully depreciated.

Interest expense remained constant at approximately $98,000 for the three month periods ended September 30, 2007 and 2006, respectively.

The change in deferred taxes for the three months ended September 30, 2007 and 2006 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the three month periods ended September 30, 2007 and 2006, of approximately $527,000 and $479,000, respectively.

Results of Operations – Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

No revenues were generated for the nine month periods ended September 30, 2007 and 2006.

Research and development expenses were approximately $478,000 and $ -0- for the nine month periods ended September 30, 2007 and 2006, respectively. This increase in research and development costs was attributable to the Company's resumption of its efforts towards making the final refinements to our prototype CSRV engine generator. Included in the amount for the nine months ended September 30, 2007, is approximately $245,000 of stock based compensation expense.

General and administrative expenses decreased to approximately $1,102,000 for the nine months ended September 30, 2007 from approximately $1,130,000 in the corresponding period in 2006. This $28,000, decrease primarily resulted from a reduction in legal fees of approximately ($259,000), an increase in labor costs allocated to research and development expenses in the 2007 period of approximately ($141,000), a reduction in scrapped inventory of approximately ($19,000) and a decrease in miscellaneous taxes of approximately ($13,000), offset by an increase in professional fees of approximately $121,000, an increase in stock based compensation expense of approximately $107,000, an increase in testing expenses of approximately $61,000, an increase in patent maintenance costs of approximately $35,000,  an increase in show expenses of approximately $23,000, an increase in office expenses of approximately $17,000, an increase in offering costs of approximately $15,000, an increase in employee benefit costs of approximately $13,000, an increase in marketing expenses of approximately $8,000 and an overall increase in labor costs of approximately $4,000.

Depreciation and amortization expense decreased to approximately $37,000 in the nine months ended September 30, 2007 from approximately $42,000 in the comparable period in 2006.  This decrease was primarily due to the discontinuance of depreciation of assets which became fully depreciated.

Interest expense increased to approximately $295,000 for the nine months ended September 30, 2007 from approximately $290,000 in the corresponding 2006 period primarily due to interest on the promissory note from the Coates Trust and interest accrued on the 10% convertible notes.

The change in deferred taxes for the nine months ended September 30, 2007 and 2006 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the nine month periods ended September 30, 2007 and 2006, of approximately $1,911,000 and $1,431,000, respectively.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2007 was approximately $313,000, an increase of approximately $59,000 from the cash position of approximately $254,000 at December 31, 2006. We had negative working capital of approximately ($280,000) at September 30, 2007 which represents an approximately $239,000 improvement from the approximately ($519,000) working capital deficiency at December 31, 2006. CIL’s current liabilities of approximately $979,000 at September 30, 2007 decreased by approximately $146,000 from approximately $1,125,000 at December 31, 2006.

Operating activities utilized cash of approximately ($1,595,000) in the nine months ended September 30, 2007. Cash utilized by operating activities in the nine months ended September 30, 2007 results primarily from a net loss of approximately ($1,911,000), an increase in inventory of approximately ($34,000), a decrease in accounts payable and accrued liabilities of approximately ($53,000), offset by non-cash expenses for stock based compensation expense of $352,000, depreciation and amortization of approximately $37,000 and offering costs of approximately $15,000.

Investing activities utilized cash of approximately ($8,000) for the acquisition of property, plant and equipment during the nine months ended September 30, 2007.

Financing activities generated cash of approximately $1,662,000 for the nine months ended September 30, 2007 and utilized cash of approximately ($135,000) for the nine months ended September 30, 2006. Cash generated from financing activities for the nine months ended September 30, 2007 consisted of cash proceeds of approximately $1,707,000 from the sale of common stock, cash proceeds of $120,000 from the issuance of 10% convertible notes and cash proceeds of approximately $100,000 from the issuance of a promissory note to the Coates Trust, offset by repayment of a note payable to the Coates Trust of approximately $192,000 and payments for deferred offering costs of approximately $73,000 in connection with the Dutchess equity line of credit. Cash utilized for financing activities in the 2006 corresponding period consisted of deferred offering costs of approximately ($90,000) and repayment of a related party loan of approximately ($45,000).

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are now entering the production phase of our operations. The source of such additional working capital is anticipated to come from the cash flows under the agreements with WWE and the $10 million equity line established with Dutchess Private Equities Fund, Ltd. (“Dutchess”). We are actively pursuing additional working capital from both of these sources. The Company is carefully managing the pace at which it draws working capital from the equity line with Dutchess. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.  We continue to actively seek out additional sources of new working capital.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2007:

		Amount Due Within
	Total	2007	2008	2009	2010	2011
Contractual Obligations

Sale/Leaseback Arrangement(1)	$1,625,000	$97,500	$390,000	$390,000	$390,000	$357,500
Employment Agreements(2)	1,068,750	65,750	263,000	263,000	263,000	214,000
Total	$2,693,750	$163,250	$653,000	$653,000	$653,000	$571,500

(1)
Although the total finance obligation reflected in the Company’s balance sheet at September 30, 2007 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment. This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. The above payments, which will be charged to interest expense under this finance method of accounting equate to an annual interest rate of 10.06%.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

Plan of Operation

We are focusing on entering the production phase of our operations in order to fulfill orders for our CSRV Power Generators for WWE. Initially, our revenues, profits and operating cash flows will be dependent on a single customer, WWE. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, intends to manufacture the generator engine in the two following ways:

•
Assembly - to develop assembly lines within the Company’s premises. The Company is evaluating various opportunities to expand or acquire additional manufacturing capacity. We are also evaluating the desirability of outsourcing various aspects of the engine manufacturing to major engine suppliers in the U.S. As demand for our products justifies it, the Company will endeavor to increase its work force, accordingly. It is our intention to increase our production capacity in an orderly manner to ensure that proper training is conducted and effective operating procedures are implemented. We expect to add a significant number of new employees to our work force within the next 12 to 24 months as we commence production.

•	Licensing the technology to Original Equipment Manufacturers (“OEM”) to take advantage of third party manufacturers’ production capacity and know-how.

We intend to increase our expenditures for marketing and branding activities over the next year in order to increase market awareness and acceptance of the CSRV technology.  We believe that we can be successful in our efforts to attract new customers and parties interested in licensing our technology.

The extent to which we can carry out this plan of operations will be highly dependent on our success in raising new sources of capital and generating cash flows from operations in the production phase.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2007, had a Stockholders’ Deficiency of approximately $2,770,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditor’s Report as of December 31, 2006 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

We have been successful in raising approximately $2,859,000 from new sources of working capital during 2007.  In addition, we expect to receive the $3.8 million balance from our Research and Development Agreement with WWE within the next 90 days.  Furthermore, we anticipate that as we move further along in our production phase that additional working capital will be generated from profitable sales of our CSRV Power Generators.  We also continue to seek out additional new sources of working capital. In the opinion of management, all of these factors serve to substantially mitigate the risk that we would not be able to continue as a going concern.

Management is continuing to carefully monitor its costs and is restricting variable costs to only those expenses that are necessary to carry out business plans. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. In October and November 2007, the Company received net proceeds of approximately $1,032,000 in connection with the sale of 1,998,580 shares of our common stock to Dutchess pursuant to this Investment Agreement.  We may utilize this equity line with Dutchess from time to time to further supplement our working capital.  However, it is our intention to minimize the impact of such transactions on the trading price of our common stock.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended on September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On October 25, 2006, we established an Audit Committee. The Audit Committee’s responsibilities include assessing the independence of our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including the receipt and thorough consideration of reports from the independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures and additional responsibilities as set forth in the charter of our Audit Committee. The financial reports included in this Form 10-QSB were reviewed by our Audit Committee.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K and Form 8K-A

On October 18, 2007, the Company filed Form 8-K with the SEC based upon the issuance of a press release announcing completion of development of the natural gas powered Coates Spherical Rotary Valve engine for incorporation in electric power generators.  This press release also announced that Well to Wire Energy, Inc. (“WWE”) was notified that to collect the third engine was ready for inspection and approval as provided for in both the Licensing and Research & Development agreements with WWE.

(b) Exhibits

Exhibit Number	Description

31.1 *
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

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: November 13, 2007	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: November 13, 2007	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer