Form 10-K
period 2007-12-31
COATES INTERNATIONAL LTD \DE\
filed 2008-04-15
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                 Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)   ☐                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,211,809

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 9, 2008, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 273,426,636.

COATES INTERNATIONAL, LTD.

PART I

Item 1.  Business

General

Coates International, Ltd. ("we" or the "Company") has been developing over a period of more than 15 years a patented spherical rotary valve system which is adaptable for use in piston-driven internal combustion engines of many types.

The Coates spherical rotary valve system (“CSRV System”) is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV System utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV System utilizes approximately 1/10th of the moving parts of conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the CSRV System (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV’s can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPMs) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. Subject to the engine design and application, higher RPM range, greater volumetric efficiency and thermal efficiency can be achieved.

We hold an exclusive license to this technology from our founder, George J. Coates, and his son, Gregory Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions, loans made by the Coates Trust, through a sale-and-leaseback transaction related to our principal facility, and from the sale of prototype models and licensing fees. The Company has only received a minimal amount of revenues, a number of years ago, from a small number of sales of engines, which incorporated the CSRV technology and in 2006 from research and development activities related to the termination of a license agreement. The Company has never been profitable and has incurred substantial net losses of approximately $2,539,000 and $1,663,000 for the years ended December 31, 2007 and 2006, respectively, resulting in an accumulated deficit at December 31, 2007, of approximately $22,722,000. The Company expects that losses from operations will continue until the Coates Engine is successfully introduced into the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of our intellectual property, patent filing and maintenance costs, write off of certain offering costs and general and administrative expenses in connection with operating the Company.

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey (outside of New York City). We maintain a website at the following address: www.coatesengine.com. Through a link on our website to the SEC website, www.sec.gov, we provide free access to our annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our Code of Business Conduct and Ethics for our directors, officers and employees can be viewed on our website at www.coatesengine.com.  We will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

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

Conventional valves also have significant environmental deficiencies. Conventional exhaust valves are lubricated with engine oil which burns in combustion and is expelled directly into the atmosphere. Intake valves are also lubricated with engine oil, which is washed off and forced into the combustion chamber with the air and fuel mixture. This slows down the combustion process and produces further emissions and eventually clogs the catalytic converter. Poppet valve engines cannot use high compression ratios because they will become red hot and pre-ignition will be experienced.

Management believes that the patented Coates rotary valve system solves or significantly mitigates these problems. Coates rotary valves are vented and charged on the opposite side of each valve sphere and rotate away from the combustion chamber reducing engine combustion chamber heat and allowing higher compression ratios that make the engine significantly more efficient and powerful.

We have adapted our patented technology to industrial engines to power electric generators, and intend to begin to market engines utilizing our proprietary designs during 2008.

Markets

The design of the Coates Spherical Rotary Valve System (the “CSRV System”) gives the Company the flexibility to retrofit it to existing internal combustion engines of all sizes and in a wide variety of markets. In addition, the CSRV System can run on alternative fuels. Accordingly, the Company can sell the CSRV System in all markets in which internal combustion engines are sold, including, but not limited to the following: engines for electric generators for various applications, ranging from home use to the largest industrial complexes to augmented “grid” installations; engines to power motorcycles, automobiles, light trucks, heavy trucks and machinery; railroads, marine engines; military equipment; light aircraft and helicopters; and lawn mowers, snow mobiles and jet ski’s, etc.

According to data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistic 2003” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Total
135,669,897	776,550	94,943,551	231,389,998

Strategy

The long-term objective of the Company is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers, sales and distribution of internal combustion engines for a wide variety of uses. The primary market the Company initially is focused on is the industrial generators market. The Company has adapted the CSRV System to manufacture its 14.0 liter inline, 6-cylinder, 855 cubic inch engine/generator fueled by natural gas. The Company has been informed by Compliance and Research Services, Inc. of Plainfield New Jersey, a federal Environmental Protection Agency-recognized, independent testing facility, that our product as described above complies with the governmental standards as set forth in Title 40 of the Code of Federal Regulations Part 1048, that regulates environmental standards for natural gas powered industrial engines. In parallel to penetrating the commercial/industrial generators market, the Company intends to adapt the CSRV System to be used in the other markets in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

The Company has recently completed development of the CSRV System-based generator engine and is preparing to commence the production phase of its operations. Initially, the Company intends to sell the engine/generators to a Well to Wire Energy, Inc. (“WWE”), a Canadian based entity which provides services to oil field equipment for oil and gas producing companies throughout Canada. WWE has expressed indications of interest to purchase a substantial number of Coates Engines intended to be installed in oil fields throughout Canada. If these indications of interest become firm orders, the fulfillment of these orders may occur over a three to five year period. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and accordingly, intends to manufacture the generator engine in the two following ways:

•
Assembly – to develop assembly lines within the Company’s premises.  The Company has been evaluating various opportunities to expand or acquire additional manufacturing capacity.  When the demand for our products justifies it, the Company will take the required steps in order to increase its work force.  We may hire a significant number of new employees within the next 12 to 24 months once production commences.

•	Licensing the technology to Original Equipment Manufacturers (“OEM”) – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Material Agreements

License Agreement – George J. Coates and Gregory Coates

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

Under the Amended Coates License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property in the licensed territory.

License Agreement – Coates Trust

We did not satisfy the working capital funding requirements of our license agreement with the Coates Trust, dated October 23, 2006, covering the licensing of intellectual property rights for the territory outside of the Western Hemisphere.  On April 6, 2007, this agreement was formally terminated.

Agreements with Well to Wire Energy, Inc.

Canadian License and Research and Development Agreements

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

•	On July 7, 2006, the Company and WWE signed a confirmation letter agreement that provides as follows:

•
Upon taking possession by WWE of the third power unit of the Company’s generator for up to 300 kilowatts, depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV Engine, the “Generator”), and pending test results meeting WWE’s expectations, the balance of $3,800,000 on account of the research and development agreement mentioned above will become due and payable to the Company by WWE.  In addition, 180 days later, the remaining balance of $4,700,000 from the September 29, 1999 agreement will become due and payable by WWE in 16 equal quarterly installments.

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

The third power unit of the Company’s generator for up to 300 kilowatts, which has been completed and satisfactorily tested at our facility by WWE, is ready for shipment by WWE. WWE is in the process of working out the logistics and appropriate timing of transporting this generator over the road on the approximately 3,000 mile long journey to an oil field in Canada in winter conditions. Our generator weighs in excess of three tons.

Escrow Agreement and Conditional U. S. License Agreement with WWE

In April 2008, we entered into a conditional second license agreement with WWE for the territory of the United States. (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of Coates CSRV Systems as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for the Company to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) of an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to us in connection with the license for the territory of Canada, including the Canadian license agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its efforts to raise new equity capital.  Thus far, WWE has made nonrefundable payments to us totaling $1.5 million in prior years and $375,000 in 2008. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, our cash flow, results of operations and financial position could be adversely affected.

Under the Escrow Agreement, WWE is required to remit the full amount of the Release Payment by June 30, 2008 (the “Payment Period”). Should WWE be unable to make the Release Payment within the Payment Period, the Canadian license agreement shall automatically become non-exclusive. However, provided that WWE shall have paid at least $500,000 on account of the Release Payment, the Payment Period shall be extended until September 30, 2008 (the “Extended Payment Period”). Should WWE be able to make the entire Release Payment within the Extended Payment Period, the exclusivity of the Canadian license agreement shall be reinstated.

The failure of WWE to make the entire Release Payment within the Payment Period or within the Extended Payment Period should it be extended, shall constitute a breach of the Escrow Agreement, the Canadian license agreement and the US License. In such event, we would be entitled to (i) retain any and all monies received from WWE and (ii) immediately, without notice to WWE, cancel the Escrow Agreement, the Canadian license agreement and the US License without providing WWE any right of redemption or reinstatement.

The US License would, if WWE is able to satisfy the Escrow Agreement release provisions, grant to WWE the right to use, sell and lease Licensed Products, manufactured by us as the power source for the generation of electrical energy for the oil and gas industry and from landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the Oil and Gas Industry and Landfills.

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV Valve System from us or our designee. The license granted to WWE is exclusive within the Territory, provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV Valve System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the Licensed Product.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments commencing 180 days from the earlier to occur of (i) the date the third prototype engine provided for in the Canadian Agreements is collected by WWE, or (ii) April 30, 2008. The amount of the quarterly installment payments shall be equal to 5% of WWE’s net profits over the next five years; however, in any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such offering.  If WWE raises $25 million or less from any such offering, then WWE must pay us 20% of the amount raised towards the licensing fee.

Pricing of the Licensed Products shall be set forth in a separate agreement to be executed between the parties. We are solely responsible for protecting the Patent Rights, as defined, in connection with the Licensed Products at our own cost and expense.  The term of the agreement shall expire upon the expiration of the last to expire of the patents comprising the Patent Rights.

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

Transaction with Dutchess Private Equities Fund, Ltd.

On April 26, 2007, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of our Stock over the course of up to 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”). The amount that we shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $500,000 or 2) 200% of the average daily volume (U.S. market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-three percent (93%) of the lowest closing bid price of the common stock during the Pricing Period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this time, we shall not be entitled to deliver another Put Notice.

We shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the closing bid price of the common stock for the three (3) trading days prior to the Put Date.

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we filed a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC on June 22, 2007. During the year ended December 31, 2007, the Company sold 2,341,803 shares of its common stock under this equity line of credit and received proceeds of $1,215,855.

Placement Agency Agreement with Stonegate Securities, Inc.

On December 21, 2007, the Company entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as its placement agent.  The agreement is for an initial ninety (90) day period in which Stonegate shall be the Company’s exclusive placement agent (“Exclusivity Period”) and thereafter, the agreement shall be non-exclusive until cancelled by either party on ten (10) days written notice.  During the Exclusivity Period, Stonegate has the exclusive right to identify for the Company prospective purchasers in one or more placements of debt and/or equity securities to be issued by the Company, the type and dollar amount being as mutually agreed to by the Parties (the “Securities”).  After the Exclusivity Period, as the non-exclusive placement agent to the Company, Stonegate will have the non-exclusive right during the Contract Period to identify for the Company prospective Purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the Parties.

As compensation for services rendered by Stonegate in connection with the Placements, the Company has agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds from the sale of Securities in the Placements.  Except during the Exclusivity Period, or any extension thereof, no fees would be due and payable in connection with sales of Securities in the Placement to investors not introduced to the Company by Stonegate or by a direct or indirect party previously introduced to the Company as a result of the efforts of Stonegate. As compensation for its initial due diligence efforts, in 2007, the Company has delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of common stock of the Company.  The value of these shares on the date of issuance was approximately $85,000, and was included in general and administrative costs for the year ended December 31, 2007.

Upon closing of the Placement, the Company agrees to issue to Stonegate restricted shares of common stock of the Company in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  Such number of shares to be issued to Stonegate shall be reduced by the 200,000 shares set forth above.

The Company shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this Placement Agreement.

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

Licenses and Patents

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

Included in the licensed intellectual property rights are 17 patents registered in the United States; certain patents registered in Canada, Mexico and in countries in Central and South America relating to the CSRV System; and one U.S. patent application filed by Mr. George Coates. These patents are owned by George J. Coates and Gregory Coates.  Under our license agreement, we are responsible for all costs incurred relating to the ongoing maintenance of the patents. For a description of our sublicense agreement with Coates Motorcycle Company, see Item 12, “Certain Relationships and Related Transactions”.

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

Environmental Regulatory Compliance

All of our new engines, including the Coates generator engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates generator engine. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or Licensee becomes responsible for complying with applicable governmental standards in their territory.  Our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. The Company's ability to comply with applicable and future emissions standards is necessary for us to enter the power generation and other markets. Failure to comply with these standards could result in material adverse effect on our business and financial condition.

Employees

At December 31, 2007, we had 8 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. We subcontract for certain labor services, parts and materials from Coates Precision Engineering, Inc., a corporation owned by George J. Coates, to which, during the years ended December 31, 2007 and 2006, the Company paid approximately $3,000 and $42,000, respectively.

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

The following risk factors relate to our financial condition:

Going Concern

As shown in the accompanying financial statements beginning on Page F-1 as of and for the year ended December 31, 2007, the Company has incurred recurring losses from operations, and as of December 31, 2007, had a Stockholders’ Deficiency of approximately $2,108,000 and we have never been profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditors’ Report dated April 11, as of December 31, 2007 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

Management has been closely monitoring variable costs and intends to restrict such variable costs to those expenses that are necessary to complete activities related to preparing for commencement of the production phase of operations, identifying additional sources of working capital and general administrative costs in support of such activities. The Company continues to actively seek new sources of working capital. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have significant immediate capital needs, and our ability to raise funds is highly uncertain.

We will need additional financing in the near future for a number of uses, including:

•	Purchasing raw material inventory and hiring plant workers to commence our production phase;

•	expanding manufacturing capacity;

•	developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production;

•	developing our engineering, administrative and marketing and sales organizations;

•	expanding our research and development programs with respect to the basic CSRV technology and applying the CSRV technology to engines used in various commercially viable applications; and

•	implementation of new systems, processes and procedures to support growth.

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

None of the cash needed to finance our business has come from sales of engines in recent years. We have never been profitable, and we expect to continue to incur losses. We may not be profitable or cash flow positive in 2008; unless we receive payments from WWE as described under “Material Agreements” above. In addition, we may not be profitable or cash flow positive for several additional years after 2008.

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

Our short term business success is highly dependent upon our United States and Canadian licensing and research and development agreements with WWE.

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement with WWE represent potential new sources of cash due to the Company totaling approximately $9.5 million during 2008. In addition, the annual minimum purchase requirements under the both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective beginning in 2008 and beyond.  WWE is a privately held company. Its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital. Thus far, WWE has made nonrefundable payments to us totaling $1.5 million in prior years and $375,000 in 2008. There can be no assurance that WWE will be successful in raising the additional equity capital required for this purpose.  To the extent that WWE is not successful or experiences delays in raising such new equity capital, our cash flow, results of operations and financial position could be adversely affected.  We are continuing discussions with a number of other third parties for the licensing of our technology; however, there can be no assurance that we will be able to secure new licensing agreements.

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

George J. Coates, together with members of his family and related trusts, beneficially own more than 80% of the outstanding shares of common stock at April 8, 2008 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions.

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

Trading in our common stock may be volatile, which may result in substantial declines in its market price.

Our common stock is likely to experience significant volatility in response to periodic variations in:

	Our success in commencing our production phase of operations;

	results of testing of the CSRV technology as it designed into various commercially feasible applications;

	our prospects for entering into new potentially profitable license agreements for our technology;

	performance of the Coates Engine in the field;

	improvements in engine technology by our competitors; and

	changes in general conditions in the economy or the financial markets.

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

The sale of our common stock to Dutchess Private Equities Fund, Ltd. in accordance with the Investment Agreement will have a dilutive impact on our shareholders.  As a result, our net income per share, if any, could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares of our common stock we will have to issue to Dutchess Private Equities Fund, Ltd. in order to drawdown on the Equity Line of Credit. If our stock price decreases, then our existing shareholders would experience greater dilution.

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

Item 2.  Properties.

Our executive offices and testing facility are located in an approximately 25,000 square foot building in Wall Township, New Jersey, outside of New York City.  At the end of November 2005, the Company entered into a sale/leaseback arrangement for this property. The Company has an option to repurchase the property for $5,200,000, which, if not exercised, will lapse in the fourth quarter of 2008.  This lease agreement with the purchaser provides for monthly payments of $32,500 over a six year period. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance. We will only be able to finance the repurchase of the leased premises if we are successful in obtaining outside financing on terms and conditions satisfactory to us.

In our research and development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers and emission testing machines and computerized drafting and printing equipment. All of such equipment is in good condition.

Item 3.  Legal Proceedings.

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to restricted common stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiff and a third party defendant have since filed motions for reconsideration which were denied on March 30, 2007. It is anticipated that the plaintiffs and the third party defendant will appeal. The Company has dismissed, without prejudice, its counterclaim and third party complaint in order to avoid the costs associated with a proof hearing. The plaintiffs and the third party defendant filed notices of appeal on June 12, 2007 and June 13, 2007.  The Company intends to vigorously contest those appeals.

In April 2007, we received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to the Company. We have notified the holder of this note that it does not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. At this time, it is not possible to reasonably estimate the outcome of this matter, and, accordingly, no amount has been accrued.

In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Despite his resignation, Mr. Goldsmith contended that he was entitled to certain rights under an employment agreement with the Company. Therefore, on April 17, 2007, the Company notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement. On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division on behalf of Mr. Goldsmith, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees. To date, interrogatories, a notice to produce documents and a notice to take the deposition of Mr. Goldsmith have been served.  On April 8, 2008, notice was received advising that the court has assigned this matter to mandatory mediation.

In the opinion of management this complaint is without merit and we intend to vigorously defend against this complaint asserted by Mr. Goldsmith. We are currently preparing a counterclaim against Mr. Goldsmith asserting that he misrepresented his background and capabilities in order to induce the Company to hire him and that certain of his business decisions were made to further his self interest rather than the interests of the Company. We have without prejudice to our position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary through April 13, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause. Although we do not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities in the accompanying financial statements.

We are not a party to any other litigation that is material to the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a stockholder vote in 2007.  However, the following actions were ratified or carried on behalf of the stockholders by the action of a written consent by the majority stockholder in lieu of a meeting, dated September 21, 2007:

•
An amendment to  the Company’s Certificate of Incorporation to cancel all 14,000,000 shares of the Company’s Series A Convertible Preferred Stock and authorize 100,000,000 new shares of the Company’s Preferred Stock, which upon approval of the Board of Directors, may be issued in one or more series and the relative terms, rights, preferences and limitations may be fixed,

•	Approval of the Company’s 2006 Stock Option and Incentive Plan (the “Stock Option Plan”), which was adopted by the Company’s Board of Directors in October 2006; and,

Election of eight Directors of the Company to hold office until their successors have been duly elected and qualified.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock began trading on the Over the Counter Bulletin Board (“OTC Bulletin Board”), ticker symbol COTE, on February 26, 2007.  The closing price of the common stock on April 9, 2008 was $0.35 per share. The high and low bid prices for the partial trading period in the 1st Qtr of the 2007 and the three full quarters of 2007 are as follows:

	For the trading period from February 26 to March 31, 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
High	$4.00	$2.05	$0.85	$0.85
Low	$0.15	$0.2465	$0.25	$0.25

Holders

At April 9, 2008, the number of holders of record of the common stock was 825.

Recent Sales of Unregistered Securities

During 2007, the Company sold in a series of three transactions, 3,333,333 shares of its common stock to the son of a director of the Company and received aggregate gross proceeds of $1,250,000. These transactions were private sales of unregistered securities pursuant to stock purchase agreements.

In March 2007, the Company issued a 10% Convertible Subordinated Note, due March 2010 (“Convertible Note”) in the principal amount of $100,000 to one of its outside directors and received cash proceeds of $100,000. In April 2007, the Company issued an additional 10% Convertible Note in the principal amount of $20,000 to another outside director and received cash proceeds of $20,000. The proceeds from the Convertible Notes were used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being converted by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share, there was no beneficial conversion feature. Interest accrues at the rate of 10% per annum and is payable in cash, only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. On May 16, 2007, $100,000 principal amount of these convertible notes was converted into 222,222 shares of our common stock. The Company has reserved 44,445 shares of its common stock for conversion of the balance of these notes.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Aggregate net proceeds from this Offering, which amounted to $420,000 was used for working capital purposes. There were no expenses incurred related to this offering. All of the investors have accepted ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. No shares of Preferred Stock were issued. In June 2007, the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants in connection with the Units sold. The amount received for the 420,000 shares of common stock is reflected in common stock and additional paid in capital in the accompanying balance sheet as of December 31, 2007.

The net proceeds from all of these sales of our common stock was used for general working capital purposes.

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

Dividends

We have never declared or paid any cash dividends on shares of our common or preferred stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our securities authorized for issuance as of April 11, 2008, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,800,000	$0.44	10,700,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	1,800,000	$0.44	10,700,000

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s Board of Directors in October 2006.  In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have completed the development of the Coates spherical rotary valve engine. We are currently preparing to commence production of our CSRV engine generators pursuant to our licensing agreement with WWE. We are also currently engaged in new research and development activities in connection with applying to this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the technology to third party original equipment manufacturers for multiple other applications and uses.

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

Results of Operations for the Years Ended December 31, 2007 and 2006

The Company did not have any revenues in 2007 and recognized revenues of $565,000 in 2006 in connection with the termination of a license agreement with one of its sublicensees. The Company's principal business activities and efforts during 2007 and 2006 were devoted to (i) the continuation and completion of the research, development, construction and testing of the prototype Coates Engines for WWE and (ii) undertaking efforts to raise additional working capital through the private placement of securities.

Research and development expenses increased to approximately $606,000 in 2007 from approximately $437,000 in 2006 primarily as a result of an increase in research and development labor costs to approximately $284,000 in 2007 from approximately $193,000 in 2006, stock based compensation expense included in research and development expenses amounting to approximately $286,000, compared with 2006 when no stock based compensation expense was incurred, inventory utilized in research and development activities in 2007 amounting to approximately $30,000, compared with 2006 when no inventory was utilized for research and development offset by a reduction in the provision for slow moving and obsolete inventory to approximately $6,000 from $244,000 in 2006.

General and administrative expenses increased to approximately $1,493,000 in 2007 from approximately $1,373,000 in 2006. This approximately $120,000, or 8.7% increase primarily resulted from stock based compensation expense included general and administrative expenses amounting to approximately $128,000, compared with 2006 when no stock based compensation expense was incurred, an increase in marketing and trade show expenses of approximately $66,000 in 2007, an increase in testing expenses of approximately $46,000 in 2007 in connection with testing the performance of the CSRV engine generator, whose development was completed in 2007, an increase in patent maintenance expenses of approximately $44,000 in 2007 and an increase in other general administrative expenses of approximately $36,000 primarily resulting from higher printing, postage and utilities expenses, offset by a reduction in legal and professional fees of approximately $142,000 in 2007, a reduction in compensation expense of approximately $38,000 and a reduction in the amount of inventory scrapped in 2007 of approximately $19,000.

Depreciation and amortization expense decreased to approximately $49,000 from approximately $57,000 in 2006 primarily as a result of discontinuing depreciation on equipment that became fully depreciated.

Total operating expenses for the years ended December 31, 2007 and 2006 were approximately $2,148,000 and $1,867,000, respectively, representing an increase of approximately 15.0%, which was primarily attributable to the Company's higher research and development costs relating to its prototype CSRV engine generator during all of 2007 compared with 2006 when the bulk of such efforts were only underway during the second half of the year and non-cash stock based compensation expense in 2007 compared with no stock based compensation expense being incurred in 2006. Approximately $404,000 and $429,000 for the years ended December 31, 2007 and 2006, respectively, represented labor charges.

Interest expense remains relatively constant with a small increase to approximately $394,000 from approximately $390,000 in 2007 related to interest on the capitalized lease assumed in 2007 and accrued interest on the 10% convertible notes issued in 2007.

In 2007 and 2006, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

The net result for the year 2007 was a loss of approximately $2,539,000 or $0.01 per share, as compared to a net loss of approximately $1,663,000 or $0.01 per share for 2006.

Liquidity and Capital Resources

We have incurred recurring losses from operations, and as of December 31, 2007, had a Stockholders’ Deficiency of approximately $2,108,000. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March __, 2008 with respect to our financial statements as of and for the year ended December 31, 2007 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2007, we restricted variable costs to only those expenses that are necessary to perform activities related to completing development by making engineering refinements to the Coates Engine, raising additional working capital and general administrative costs in support of such activities. Since December 31, 2006, we raised approximately $3,006,000 of new working capital from sales of our common stock and from issuance of convertible notes.

We continue to actively seek out new sources of working capital, however, there can be no assurance that we will be successful in these efforts. Under our definitive agreement with Dutchess Private Equities Fund, Ltd., at our option we can access to up to an additional $8,776,000 funding to the Company through further sales of our common stock. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement with WWE represent potential new sources of cash due to the Company totaling approximately $9.5 million during 2008. In addition, the annual minimum purchase requirements under the both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective beginning in 2008 and beyond.  WWE is a privately held company. Its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital. Thus far, WWE has made nonrefundable payments to us totaling $1.5 million in prior years and $375,000 in 2008. There can be no assurance that WWE will be successful in raising the additional equity capital required for this purpose.  We are continuing discussions with a number of other third parties for the licensing of our technology; however, there can be no assurance that we will be able to secure new licensing agreements.

On December 21, 2007, the Company entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as its placement agent.  The agreement is for an initial ninety (90) day period in which Stonegate shall be the Company’s exclusive placement agent (“Exclusivity Period”) and thereafter, the agreement shall be non-exclusive until cancelled by either party on ten (10) days written notice.  During the Exclusivity Period, Stonegate has the exclusive right to identify for the Company prospective purchasers in one or more placements of debt and/or equity securities to be issued by the Company, the type and dollar amount being as mutually agreed to by the Parties (the “Securities”).  After the Exclusivity Period, as the non-exclusive placement agent to the Company, Stonegate will have the non-exclusive right during the Contract Period to identify for the Company prospective Purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the Parties.  The Company is considering an undertaking during 2008, to raise new equity funds though a private placement offering with the assistance of Stonegate.

We have completed development and testing of the Coates generator engine, including the third power unit of the Company’s generator for up to 300 kilowatts for WWE which has been completed and satisfactorily tested at our facility by WWE. This unit is ready for shipment and WWE is in the process of working out the logistics and appropriate timing of transporting this generator over the road on the approximately 3,000 mile long journey to an oil field in Canada in winter conditions. Our generator weighs in excess of three tons. Subject to meeting WWE’s expectations with respect to the prototype Coates generator engine, we expect to receive the balance of $3,800,000 from WWE under our research and development agreement with them. Under our licensing agreement with WWE, an additional balance due to us of $4,700,000 is payable in equal quarterly payments over a four year period, commencing 180 days following delivery of the third prototype engine, and subject to meeting WWE expectations as mentioned above.
There can be no assurance, however, that these agreements, as well as those presently in negotiations with prospective licensees, will be consummated in accordance with these expectations or that payments will be received as called for in the agreements.

At the end of 2007, we had working capital of approximately $416,000 compared with negative working capital of approximately ($519,000) at the end of 2006.  In 2007, the Company closed on a series of financing and equity transactions that generated aggregate cash proceeds of $3,006,000 which are being used for working capital purposes.

The Company will continue its efforts to seek new sources of additional funding for its working capital in 2008 in order to further support its operations.  Such sources of working capital and new funding being pursued by the Company include (i) proceeds from WWE as provided for in the research and development agreement with WWE and our agreement with WWE upon delivery of the production prototype Coates generator engine, (ii) initial down payments on provisional orders from WWE upon conversion to firm orders, (iii) direct investment and/or finance facilities from institutional investors, (iv) new equity investment and/or up front licensing fees from prospective new sublicensees, (v) proceeds of stock issued to Dutchess Capital Equity Fund, Ltd. in connection with the Equity Line of Credit facility with Dutchess; (vi) a private placement of equity securities with the assistance of Stonegate and, (vii) cash down payments from potential new customers. There can be no assurance that the Company will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

Current liabilities are primarily composed of approximately $627,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, legal fees of approximately $120,000 due to a law firm for representation of us for various securities related matters, approximately $96,000 of accrued compensation due to a director/ former executive officer.  Payments for interest, real estate taxes and insurance under our sale/leaseback agreement amount to approximately $465,000 per year. We have employment agreements in place that provide for minimum annual salary payments to three of our executives aggregating $263,000. This amount would increase to approximately $675,000 upon the Company achieving an adequate level of working capital as defined in the employment agreements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2007:

	Amount Due Within
	Total	2008	2009	2010	2011
Contractual Obligations

Sale/Leaseback Arrangement(1)	$1,527,500	$390,000	$390,000	$390,000	$357,500
Employment Agreements(2)	1,003,000	263,000	263,000	263,000	214,000
Capital lease obligation	8,000	8,000	-	-	-
Total	$2,538,500	$661,000	$653,000	$653,000	$571,500

(1)   Although the total finance obligation reflected in the Company’s balance sheet at December 31, 2007 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment.  This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. The above payments, which will be charged to interest expense under this finance method of accounting equate to an annual interest rate of 10.06%.

(2)  Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

Total compensation cost related to nonvested stock options at December 31, 2007 that has not been recognized was approximately $291,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 3.3 years.

Plan of Operation

We have completed development of the CSRV System-based generator engine are preparing to commence the production phase of our operations. Initially, the Company intends to sell the engine/generators to WWE based on indications of interest to purchase Coates Engines for installation in oil fields throughout Canada. If these indications of interest become firm orders, the fulfillment of these orders may occur over a three to five year period. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and accordingly, intends to manufacture the generator engine in the two following ways:

•
Assembly – to develop assembly lines within the Company’s premises. The Company has been evaluating various opportunities to expand or acquire additional manufacturing capacity.  When the demand for our products justifies it, the Company will take the required steps in order to increase its work force.  We may hire a significant number of new employees within the next 12 to 24 months after production commences.

•	Licensing the technology to Original Equipment Manufacturers (“OEM”) – to take advantage of third party manufacturers’ production ability by signing OEM agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Index to Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our board of directors and our executive officers as of April 11, 2008. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates.

Name	Age	Position

George J. Coates	68	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	37	Director and President, Technology Division

Barry C. Kaye	54	Director, Treasurer and Chief Financial Officer

Richard W. Evans	76	Director and Secretary

Dr. Frank Adipietro	50	Director *, **

Glenn Crocker	59	Director *, **, ***

Dr. Michael J. Suchar	52	Director *, **

Richard Whitworth	59	Director *, **, ***

*           Serves as an independent director.
**           Serves as a member of our compensation committee
***           Serves as a member of our audit committee

George J. Coates is our founder and served since our organization and until October 23, 2006 as a director of our Company, Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer and Chief Financial Officer. Since October 23, 2006, he was employed by us in a non-executive position, and was considered by us as to be a significant employee. Effective March 28, 2007, Mr. Coates assumed the position as Chairman of our Board.  He replaced his son Gregory Coates who will continue to serve as a Director and President, Technology Division. Mr. Coates was appointed Chief Executive Officer and President, replacing Mark Goldsmith in March 2007.

George J. Coates served two apprenticeships in Europe while attending the College of Technology in London, and as an associate member of the S.A.E. He received The City and Guilds of London for electrical and mechanical engineering. He is a former management director of SCR motor engineers of Europe and holds the certificates of Ministry of Transport in the United Kingdom. He worked as an engineer for Rolls Royce and Mercedes Benz, and holds approximately 300 patents worldwide. He invented coolant disc brakes, a hydraulic suspension, patented the Coates rotary valve system and patented a turbine engine. George Coates is 68 years old.

Gregory Coates became a director of the Company on October 24, 2006, and has served as the Chairman of our Board of Directors until March 28, 2007. On October 23, 2006, he became our President – Technology Division. For more than fifteen years, Gregory Coates has worked with us as a design engineer, working in the research and development, designing and building of the CSRV System and adapting this system to various existing applications. He created certain of our licensed inventions, and patented certain of them. Gregory Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology of Ireland.

            Barry C. Kaye became a director of the Company on October 24, 2006 and has been serving as our Treasurer and Chief Financial Officer since October 18, 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey.  Mr. Kaye is also the Vice President, Finance and Operations for Corporate Subscription Management Services LLC, a company that provide comprehensive knowledge resources management services to large companies and organizations. From 1999 to 2007, he was an Executive Business Consultant with BCK Business Consulting which provided various business consulting services to the business community. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel, a registered broker-dealer that distributes bonds of the government of Israel.  He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc., a company engaged in sales and distribution of video games and other forms of digital entertainment media from 2003 to 2004.  From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation, a $3.5 billion company engaged in sales and distribution of consumer electronics, office equipment products and microelectronic components, where he was responsible for all finance and operations. From 1976 to 1987, Mr. Kaye was a Senior Audit Manager for Arthur Andersen & Co.  He is a member of the American Institute of Certified Public Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants.  Mr. Kaye received his Bachelor of Science in Accounting degree, graduating with Cum Laude distinction from Brooklyn College of the City University of New York.

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

Board Committees

Our board of directors established an audit committee and a compensation committee in October 2006. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act. The members of our audit committee are Richard Whitworth and Glenn Crocker.

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

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Company has not been able to identify a qualified audit committee financial expert to serve in such capacity.

In connection with the audit of our financial statements as of and for the years ended December 31, 2007 by Weiser, LLP (“Weiser”), our Independent Public Accounting Firm, our audit committee has discussed with Weiser the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the audit committee has received the written disclosures and the letter from Weiser required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Weiser their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for the years ended December 31, 2007 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

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

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will manage for the long-term benefit of our stockholders. In that regard, we have established and adopted charters for the audit committee and compensation committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees. Our code of business conduct and ethics can be viewed on our website at www.coatesengine.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no person, who, at any time during the fiscal year ended December 31, 2007 to the date hereof, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d), the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers for fiscal 2007 and 2006:

Summary Compensation Table

				Option	All Other
Name and Principal Position	Year	Salary		Awards	Compensation

George J. Coates (1) Chief Executive Officer and President	2007	$190,346	(1)	(1)	(5), (6)
	2006	$183,549	(1)	(1)	(5), (6)

Mark D. Goldsmith (2) Former Chief Executive Officer and President	2007	$55,342	(2)	$0	$0
	2006	$41,096	(2)	$0	$0

Barry C. Kaye (3) Chief Financial Officer and Treasurer	2007	$0	(3)	(3)	$80,000 (5)
	2006	$0	(3)	(3)	$15,500 (5)

Gregory Coates (4) President, Technology Division	2007	$86,044	(4)	(4)	(6)
	2006	$82,971	(4)	(4)	(6)

(1)           In April 2007, the Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years.  The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the Board of Directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  The GJC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, on April 18, 2007 we granted Mr. Coates 1,000,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share.

(2)              In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President, and on April 17, 2007, we notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement.

On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division on behalf of Mr. Goldsmith, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees.

In the opinion of management this complaint is without merit and the Company intends to vigorously defend against this complaint asserted by Mr. Goldsmith. The Company is evaluating the desirability of filing a counterclaim against Mr. Goldsmith. The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary through April 13, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities in the accompanying balance sheet.

(3)           In April 2007, the Company executed an amended and restated employment agreement with Mr. Kaye (the “Kaye Agreement”) that replaces an employment agreement signed in 2006.   The term of the Kaye Agreement, which became effective as of October 18, 2006, is for three years.  The Kaye Agreement initially provides for minimum wages and benefits.  The Kaye Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $125,000, he will become eligible for an annual performance bonus and he will be entitled to a severance payment equal to one year’s annual compensation, should he be terminated by the Company without Cause, as defined, or if he should terminate his employment with Good Reason, as defined. In accordance with the Agreement, on April 18, 2007, we granted to Mr. Kaye 125,000 options to purchase shares of our common stock at an exercise price of $0.44 per share.

(4)           In April 2007, the Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GC Agreement, which became effective as of October 23, 2006, is for five years.  The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, an automobile will be provided to Gregory Coates and he will be entitled to a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, on April 18, 2007, we granted to Mr. Coates 500,000 options to purchase shares of our common stock at an exercise price of $0.44 per share.

(5)           This amount represents payments to Mr. Kaye for consulting services provided to the Company during 2007 and 2006, respectively.

(6)           George J. Coates and Gregory Coates were provided with health care, dental care and life insurance benefits amounting to approximately $8,600 and $11,800, respectively, in 2007 and amounting to approximately $9,800 and $9,100, respectively in 2006.

Outstanding Equity Awards at Fiscal Year End

In connection with the employment agreements entered into with George J. Coates, Gregory Coates and Barry C. Kaye, the Company became obligated to grant stock options to these employees.  In 2007, the Company committed to grant the stock options enumerated in the table below at an exercise price that will equal To Be Determined Exercise Price.

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
George J. Coates	333,333	666,667	(1)	-	$0.44	10/23/2021
Gregory Coates	166,667	333,333	(1)	-	$0.44	10/23/2021
Barry C. Kaye	58,333	66,667	(2)	-	$0.44	10/17/2021

(1) One-third of these stock options vested on April 30, 2007 and the balance shall vest in two equal installments on October 23, 2008 and 2009.

(2) The options granted to Mr. Kaye vest as follows: 25,000 stock options vested on April 30, 2007, 33,333 stock options vested on October 18, 2007 and the balance shall vest in two equal installments on October 18, 2008 and 2009. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate such an employee without cause.

Vesting of the stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

Director Compensation

Prior to March 28, 2007, the directors did not receive any compensation for serving on the Company’s Board of Directors, the audit or compensation committees. A compensation program was adopted by the Board of Directors on March 28, 2007 which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our equity incentive plan to purchase our common stock at an exercise price equal to the closing prices of our stock on the Over the Counter Bulletin Board on the day prior to the date of grant. In March 2007, our five non-employee directors were each granted 25,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. One-fourth of these stock options will vest on each of the first four annual anniversary dates after the date of grant.

The following table summarizes the components Director compensation for the year ended December 31, 2007.

Name of Director	Fees Earned of Paid in Cash	Stock Options Awarded	Total Compensation

Dr. Frank Adipietro	$1,000	$5,125	$6,125
Glenn Crocker	$1,000	$5,125	$6,125
Richard W. Evans	$1,000	$5,125	$6,125
Dr. Michael J. Suchar	$1,000	$5,125	$6,125
Richard Whitworth	$1,000	$5,125	$6,125

Employment contracts and termination of employment and change-in-control arrangements

In October 2006, we signed employment contracts with George J. Coates, Gregory Coates and Barry C. Kaye, who are serving as employees of the Company. These employment agreements were amended and restated on April 6, 2007.  On October 18, 2006, we entered into an employment agreement with Mark D. Goldsmith covering the terms and conditions of his employment as Chief Executive Officer and President. On April 17, 2007, Mr. Goldsmith was removed from these positions and terminated for Cause as defined in his employment agreement.

A summary of the compensation terms under the employment agreements appears in the table below.

Name & position	Annual compensation		Number of stock options[3]	Life insurance	Severance payment[4]	Term of the Agreement
George Coates, President and Chief Executive Officer	$183,549	[1]	1,000,000	$2,000,000	Three years salary[5]	Five years
Gregory Coates, President Technology Division	$79,898	[1]	500,000	$2,000,000	Two years salary[5]	Five years
Barry C. Kaye, Treasurer and Chief Financial Officer	$0	[2]	125,000	None	One year salary[2]	Three years

1 The annual salary for George J. Coates and Gregory Coates shall be increased to $300,000 and $250,000, respectively, at such time that the Board of Directors determines that the Company has Sufficient Capital, as defined.

2 Mr. Kaye’s compensation, severance and benefits shall not commence until the Board of Directors determines that the Company has Sufficient Capital, as defined. At that time, Mr. Kaye’s salary shall be $125,000 per annum. Until Mr. Kaye’s salary commences he is being paid for his services by the Company as a consultant on a per diem basis. In 2007 and 2006, Mr. Kaye received $80,000 and $15,500, respectively, in consulting fees from the Company.

3  These Options, which were granted on April 18, 2007, expire in October 2021. The options provide for the following vesting schedule:

•	The options granted to George J. Coates and Gregory Coates vest as follows: one-third vested on April 30, 2007 and the balance in two equal installments on October 23, 2008 and 2009.

•
The options granted to Mr. Kaye will vest as follows: 25,000 stock options vested on April 30, 2007, 33,333 stock options vested on October 18, 2007 and the balance shall vest in two equal installments on October 18, 2008 and 2009. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate his employment without cause.

4  The entitlement for the severance payment is subject to the employee terminating his employment for a good reason.

5  The severance payment shall become effective in the event such termination for a good reason occurs after the Board of Directors determines that the Company has Sufficient Capital, as defined.

Under the applicable employment agreements, these employees are eligible for an annual performance bonus only after the Board of Directors determines that the Company has Sufficient Capital, as defined.

Under their employment agreements, George and Gregory Coates undertook to vote all their shares in the Company to elect to our Board of Directors at least two ‘independent directors’ as defined by the rules of the SEC and NASDAQ. In addition, our rights in intellectual property developed by George and Gregory Coates will be as set forth in a certain amended and restated license agreement dated April 6, 2007 and described in Item 1, under caption ‘Licenses and Patents’. Under their employment agreements we are not entitled to terminate either George or Gregory Coates employment unless they are terminated for cause.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 8, 2008 for:

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

Percentage ownership calculations are based on 273,426,636 shares outstanding as of April 9, 2008. Addresses of named beneficial owners are care of Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership

	Outstanding Shares		Acquire Right to Within 60 Days After	Shares Beneficially
Name and Address of Beneficial Owner	Beneficially Owned		December 31, 2007	Owned Number		Percentage

George J Coates	208,272,760	[1]	333,333	208,606,093	[1]	76.08%

Gregory Coates	14,032,520		166,667	14,199,187		5.18%

Frank Adipietro	1,032,722		-	1,032,722		0.37%

Richard Evans	660,000		-	660,000		0.24%

Michael J. Suchar	241,600	[2]	44,444	286,044	[2]	0.17%

Barry C. Kaye	49,800		58,333	108,133		0.04%

All executive officers and directors as a group (6 persons)	224,289,402		602,777	224,892,179		82.08%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Company subcontracts its project expense from Coates Precision Engineering, of which George J. Coates is the sole shareholder. During the years ended December 31, 2007 and 2006, the Company paid approximately $3,000 and $42,000, respectively, for these services.

On April 30, 2003, the Company entered into a sublicense agreement with Coates Motorcycle Company, Ltd (“Coates Motorcycle”). Pursuant to the agreement, the Company granted an exclusive license to utilize the CSRV System for the manufacturing use or sale of motorcycles and gasoline powered internal combustion engines used in motorcycles in North America, Central America and South America. In addition, the Company granted the non-exclusive license to use the CSRV Seals in the manufacture of the CSRV Systems for incorporation into motorcycle engines in North America, Central America and South America. In consideration, we received approximately 51% of the common shares of Coates Motorcycle. In addition, the Company had an anti-dilution right. On March 5, 2004, the Company amended its license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of the transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. At this time, Coates Motorcycle has expended all of its cash and has curtailed its operations.

During the period through March 2007 and for the year ended December 31, 2006, Mark Goldsmith, former Chief Executive Officer and President also served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement.  Mr. Goldsmith received salary payments of $25,000 and $185,000, a portion of which represented deferred salary from the prior year from Coates Motorcycle in 2007 and 2006, respectively. He was also provided with a leased automobile and medical and dental benefits.

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. In April 2007, the Coates Trust advanced $100,000 in the form of a 6% promissory note. At the same time, the outstanding balance of the prior loans of $92,337 was converted to and included in this promissory note. No interest was imputed on these loans for the period prior to the time they were converted to the 6% promissory note. In May 2007, the entire $192,337 principal amount of the 6% promissory note was repaid, along with accrued interest of approximately $1,500.

Bernadette Coates, George’s wife has made loans to the Company at various times to provide working capital. The amount due to Mrs. Coates was repaid in 2006. No interest was imputed on these loans for the year ended December 31, 2006 as such amount was not material.

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the two years ended December 31, 2007, is summarized as follows:

	For the Year Ended December 31,
	2007	2006(a)

George J. Coates (b)	$199,000	$193,000
Gregory Coates	98,000	92,000
Bernadette Coates	51,000	49,000

(a)	In our annual report on Form 10-K, the amounts reported did not include certain employee benefits which have been included to provide a proper comparison to the amount reported herein for 2007.
(b)	Includes compensation paid in 2007 for 2006 vacation earned but not taken.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $80,000 and $15,500 in 2007 and 2006, respectively.

Director Independence

The following table sets forth the members of our Board of Directors that are independent and certain board committee assignments:

Dr. Frank Adipietro	Director *, **

Glenn Crocker	Director *, **, ***

Dr. Michael J. Suchar	Director *, **

Richard Whitworth	Director *, **, ***

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

In 2007, Weiser billed us in the aggregate $123,620 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2006 included in our Form 10-KSB and their reviews of the quarterly financial statements included in our Forms 10-QSB for each of the three quarters in 2007.

In 2006, Rosenberg billed us in the aggregate amount of $44,625 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2005 and their reviews of the quarterly financial statements included in our Forms 10-QSB for each of the three quarters in 2006.

Audit-related Fees:

In 2007, Weiser billed us for services in connection with our filing of a registration statement on Form SB-2 in the amount of approximately $25,000 and in connection with addressing and responding to a comment letter received from the Securities and Exchange Commission in the amount of approximately $6,000 and did not bill us for or perform any  audit related services in 2006.

In 2007, Rosenberg billed us for services in connection with our filing of a registration statement on Form SB-2 in the amount of approximately $6,000 and did not bill us for or perform any audit related services in 2006.

Tax Fees:

In 2007, Weiser billed us approximately $5,000 for professional services rendered for tax related services for the taxable year ended December 31, 2006.

In 2006, Rosenberg billed us approximately $3,000 for professional services rendered for tax related services for the taxable year ended December 31, 2005.

All Other Fees:

Weiser did not perform nor bill the Company for any other services during the last two fiscal years.

Rosenberg did not perform nor bill the Company for any other services during the last two fiscal years.

PART IV

Item 15.  Exhibits.

Exhibit No.		Description

3.1 @	-	Restated Certificate of Incorporation

3.1(i) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) ◆	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.2 @	-	Bylaws

10.6 +	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.7 +	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.8 +	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.11 #	-	Sublicense Agreement, dated April 30, 2003, the Company and Coates Motorcycle Company, Ltd.

10.12 &	-	Amendment No. 1 to Sublicense Agreement, dated March 5, 2004, between the Company and Coates Motorcycle Company, Ltd.

10.13 ^	-	Confirmation Letter between the Company and Well to Wire Energy Inc. dated July 7, 2006

10.14 ~	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.15 ☑	-	License Agreement between the Company and Coates Trust dated October 23, 2006

10.16 ☑	-	Amended and Restated Employment Agreement between the Company and George J. Coates dated April 6, 2007

10.17 ☑	-	Amended and Restated Employment Agreement between the Company and Gregory Coates dated April 6, 2007

10.18 ☑	-	Amended and Restated Employment Agreement between the Company and Barry C. Kaye dated April 6, 2007

10.19 ☑	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.20 ☑	-	Termination of License Agreement between the Company and Coates Trust dated April 6, 2007

10.21 †	-
Letter from Rosenberg Rich Berman Baker and Company to the Securities and Exchange Commission dated February 8, 2007 regarding the circumstances of their dismissal by the Company as its Independent Registered Public Accounting Firm

10.22 ▲	-	Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.23 ▲	-	Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.24 ¢	-	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.25Ã	-	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.26Ã	-	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

31.1Ý	-	Certification of George J. Coates pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2Ý	-	Certification of Barry C. Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32Ý	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 _______________
@ Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 000-33155 .
☑    Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2006.
           +  Incorporated by reference from the Company's Registration Statement and amendments thereto filed on Form 10-SB with the Securities and Exchange Commission, File No, 000-33155.
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

† Incorporated by reference from the Company’s Form 8-K file with the Securities and Exchange Commission on February 12, 2007.

▲ Incorporated by reference from the Company’s Form 8-K file with the Securities and Exchange Commission on May 1, 2007.

◆ Incorporated by reference from the Company’s Schedule 14C DEF file with the Securities and Exchange Commission on October 1, 2007.

¢	Incorporated by reference from the Company’s Form 8-K file with the Securities and Exchange Commission on January 3, 2008.

Ã Incorporated by reference from the Company’s Form 8-K file with the Securities and Exchange Commission on April 11, 2008.

Ý   Filed herewith.

All reports required to be filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2007 were timely filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  April 11, 2008.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George J. Coates George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)	April 11, 2008
/s/ Gregory Coates Gregory Coates	Director, President-Technology Division	April 11, 2008
/s/ Barry C. Kaye Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)	April 11, 2008
/s/ Richard W. Evans Richard W. Evans	Director and Secretary	April 11, 2008
/s/ Michael J. Suchar Michael J. Suchar	Director	April 11, 2008
/s/ Frank Adipietro Frank Adipietro	Director	April 11, 2008
/s/ Glenn Crocker Glenn Crocker	Director	April 11, 2008
/s/ Richard Whitworth Richard Whitworth	Director	April 11, 2008

Coates International, Ltd.

Index to the Financial Statements

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Coates International Ltd.

We have audited the accompanying balance sheets of Coates International Ltd. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International Ltd. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses from operations, negative cash flows from operations, and a stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weiser LLP

New York, N.Y.

April 11, 2008

Coates International, Ltd.
Balance Sheets

Assets

	December 31,
	2007	2006
Current Assets
Cash	$959,181	$254,242
Inventory, net	402,191	350,957
Prepaid and other assets	2,223	500
Total Current Assets	1,363,595	605,699
Investment in related party	-	-
Deferred offering costs	-	15,180
Property, plant and equipment, net	1,474,023	1,495,946
Deferred licensing costs, net of accumulated amortization of $8,947 and $4,568 in 2007 and 2006, respectively	76,716	81,095
Security deposits	197,500	197,500

Total Assets	$3,111,834	$2,395,420

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$947,901	$1,032,189
Demand loan due to related party	-	92,337
Total Current Liabilities	947,901	1,124,526
License deposits	375,000	375,000
10% Convertible Note Payable	20,000	-
Finance obligation	3,876,607	3,876,607
Total Liabilities	5,219,508	5,376,133

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value 100,000,000 and 14,000,000 shares authorized in 2007 and 2006, respectively, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 273,411,636 and 266,894,278 shares issued and outstanding in 2007 and 2006, respectively	27,341	26,689
Additional paid-in capital	20,587,403	17,176,155
Accumulated deficit	(22,722,418)	(20,183,557)
Total Stockholders' Deficiency	(2,107,674)	(2,980,713)

Total Liabilities and Stockholders' Deficiency	$3,111,834	$2,395,420

The accompanying notes are an integral part of these finincial statements.

Coates International, Ltd.
Statements of Operations
	For the Years Ended December 31,
	2007	2006

Research and development revenue	$-	$565,000

Operating expenses:
Research and development costs	606,491	437,307
General and administrative expenses	1,493,011	1,373,049
Depreciation and amortization	48,695	57,084
Total Operating Expenses	2,148,197	1,867,440

Loss from operations	(2,148,197)	(1,302,440)

Other income (expense):
Interest income	3,288	30,127
Interest expense	(393,952)	(390,386)
Other expense, net	(390,664)	(360,259)

Loss before income taxes	(2,538,861)	(1,662,699)

Provision for income taxes	-	-

Net loss	$(2,538,861)	$(1,662,699)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares	269,618,004	266,894,278

The accompanying notes are an integral part of these finincial statements.

Coates International, Ltd.
 Statements of Stockholders' Deficiency
For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional
	$0.0001 par value per share		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2006	266,894,278	$26,689	$17,176,155	$(18,520,858)	$(1,318,014)

Net loss for the year	-	-	-	(1,662,699)	(1,662,699)

Balance, December 31, 2006	266,894,278	26,689	17,176,155	(20,183,557)	(2,980,713)

Sales of common stock through a private placement offering	420,000	42	419,958	-	420,000

Sales of common stock to the son of a Director	3,333,333	333	1,249,667	-	1,250,000

Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd., net of offering costs	2,341,803	235	1,142,665	-	1,142,900

Issuance of shares of common stock to Stonegate Securities, Inc. in connection with Private Placement Agreement	200,000	20	84,980	-	85,000

Conversion of 10% convertible notes	222,222	22	99,978	-	100,000

Stock based compensation expense	-	-	414,000	-	414,000

Net loss for the year	-	-	-	(2,538,861)	(2,538,861)

Balance, December 31, 2007	273,411,636	$27,341	$20,587,403	$(22,722,418)	$(2,107,674)

The accompanying notes are an integral part of these finincial statements.

Coates International, Ltd.
Statements of Cash Flows

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(2,538,861)	$(1,662,699)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities -
Stock based compensation expense	414,000	-
Non-cash general and administrative expenses	85,000	-
Depreciation and amortization	48,695	57,084
Write off of deferred offering costs	15,181	-
Provision for inventory obsolescence	6,292	262,897

Changes in Operating Assets and Liabilities -
Inventory	(57,526)	(204,554)
Prepaid expenses	500	191,144
License deposits	-	(565,000)
Accounts payable and accrued liabilities	(92,082)	542,163
Income taxes payable	-	(127,156)
Net Cash Used in Operating Activities	(2,118,801)	(1,506,121)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(7,784)	(47,070)
Costs for patents	-	(30,205)
Net Cash Used in Investing Activities	(7,784)	(77,275)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,885,855	-
Issuance of 10% convertible notes	120,000	-
Proceeds of promissory note from related party	100,000	-
Repayment of promissory note from related party	(100,000)	-
Repayment of demand loan from related party	(92,337)	(45,300)
Deferred offering costs paid	(72,955)	(45,185)
Repayments of capital lease obligation	(9,039)	-
Net Cash Provided by (Used in) Financing Activities	2,831,524	(90,485)

Net Increase (Decrease) in Cash	704,939	(1,673,881)
Cash - Beginning of Period	254,242	1,928,123
Cash - End of Period	$959,181	$254,242

Schedule of Supplemental Cash Flow Data:
Cash paid for:
Income Taxes	$-	$141,309
Interest	$392,472	$227,886

The accompanying notes are an integral part of these finincial statements.

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

The CSRV System is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV System utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV System utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the CSRV System (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV’s can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPMs) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The higher the RPM range, the greater the volumetric efficiency and thermal efficiency that can be achieved.

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

Coates International, Ltd.
Notes to Financial Statements

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2007, had a Stockholders’ Deficiency of approximately $2,108,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of our operations, develop additional commercially feasible applications of the CSRV technology, seeking additional sources of working capital and general administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the end of 2007, we had working capital of approximately $416,000 compared with negative working capital of approximately ($519,000) at the end of 2006.  In 2007, the Company closed on a series of financing and equity transactions that generated aggregate cash proceeds of $3,006,000 which are being used for working capital purposes. The Company continues to actively seek out new sources of working capital, however, there can be no assurance that it will be successful in these efforts.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

The Company has not generated revenue from the sales of engines.  Licensing deposits, which are non-refundable, received from the granting of sub-licenses, are recognized as earned, generally commencing upon the completion of certain tests and acceptance by the licensee.  At that time, license revenue will be recognized ratably over the period of time that the sub-license has been granted using the straight-line method.  Upon termination of a sub-license agreement, non-refundable license deposits, less any costs related to the termination of the sub-license agreement are recognized as revenue. Revenue from research and development activities is recognized when earned provided that financial risk has been transferred from the Company to its customer.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred.  Advertising expense amounted to $40,569 and $6,643 for the years ended December 31, 2007 and 2006, respectively.

Share-Based Compensation

Compensation expense relating to share-based payments is recognized as an expense using the fair-value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award. In March 2007, stock options were granted to employees, directors and an outside consultant.  (See Note 15). No stock options had been granted to any employees for the year ended December 31, 2006.

Coates International, Ltd.
Notes to Financial Statements
Inventory

Inventory consists of raw materials, work-in-process and finished goods, including overhead and is stated at the lower of cost or market determined by the first-in, first-out method. Inventory items designated as obsolete or slow moving are reduced to net realizable value. Market value is determined using current replacement cost.

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

Licensing Costs

Under the CSRV Licensing Agreement for the CSRV technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV System intellectual technology. Such costs are expensed as incurred. For the year ended December 31, 2006 only, the Company  capitalized such licensing costs, which are being amortized  on a straight-line basis over 20 years. The effect of capitalizing such costs for the year ended December 31, 2006 was not material. Such amount is reflected in the accompanying balance sheets as Deferred Licensing Costs.

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

The Company records a valuation allowance against any portion of the deferred income tax asset when it believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. No tax benefit has been recorded related to the Company’s equity in undistributed earnings of Coates Motorcycle Company, Ltd. (See Note 20). The income tax benefit from sales of unutilized state tax net operating losses to third parties is recognized in the period of sale.

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

Coates International, Ltd.
Notes to Financial Statements

Net Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the years ended December 31, 2007 and 2006. Diluted net loss per share is based on the weighted average number of common and potentially dilutive common shares outstanding.

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

As compensation for its initial due diligence efforts, in 2007, the Company has delivered to Stonegate's designee 200,000 fully paid non-assessable restricted shares of common stock of the the Company. The value of these shares on the date of issuance was approximately $85,000 and, was included included in general and administrative costs for the year ended December 31, 2007 (see Note17).

3. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with a major financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts may, at times, exceed the federally-insured limits. At December 31, 2007, the amount by which the balances in the Company’s accounts exceeded the insured limit was approximately $878,000.

Coates International, Ltd.
Notes to Financial Statements

Development of the CSRV System technology, which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder in the late 1970's and development efforts have been conducted continuously since such time.  From July 1982 through May 1993, seven U. S. patents as well as a number of foreign patents were issued with respect to the CSRV System.  Since the inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates.  The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

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

6. INVENTORY

Inventory at December 31, consisted of the following:

	2007	2006
Raw materials	$278,264	$255,846
Work in process	35,109	240,000
Finished goods	240,000	-
Reserve for obsolescence	(151,182)	(144,889)
Total	$402,191	$350,957

Coates International, Ltd.
Notes to Financial Statements

7. AGREEMENT WITH WELL TO WIRE ENERGY, INC. AND LICENSE DEPOSITS

On September 29, 1999, the Company signed a license agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  The agreement exclusively licenses within Canada the use of the Coates technology for V-8 engines to be fueled by natural gas to generate electrical power. The agreement provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made at that time. The Company was also paid $1,200,000 by WWE under a separate research and development agreement which provides for development and delivery of certain prototype engines.  The research and development agreement has not been reduced to the form of a signed written agreement.

On July 7, 2006, the Company and WWE signed a confirmation letter agreement that provides as follows:

•
Upon taking possession by WWE of the third power unit of the Company’s generator for up to 300 kilowatts, depending on the fuel used (the 855 cubic inch, 6 cylinder industrial electric power generator, incorporating the CSRV Engine, the “Generator”), and pending test results meeting WWE’s expectations, the balance of $3,800,000 on account of the research and development agreement mentioned above will become due and payable to the Company by WWE.  In addition, 180 days later, the remaining balance of $4,700,000 from the September 29, 1999 agreement will become due and payable by WWE in 16 equal quarterly installments.

•	WWE will have the exclusive right to use, lease, and sell electric power generators that are based on the CSRV System technology within Canada.
•	WWE will have a specified right of first refusal to market the generators worldwide.
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

8. PROPERTY, PLANT AND EQUIPMENT

Coates International, Ltd.
Notes to Financial Statements

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:
	2007	2006
Land	$920,550	$920,550
Building	579,450	579,450
Building improvements	219,371	219,371
Machinery and equipment	521,582	499,189
Furniture and fixtures	39,295	39,295
	2,280,248	2,257,855
Less: Accumulated depreciation	(806,225)	(761,909)

Total	$1,474,023	$1,495,946

Depreciation expense amounted to $44,316 and $53,618 for the years ended December 31, 2007 and 2006, respectively.

  9. SECURITY DEPOSITS

Security deposits primarily consist of a deposit on the Company’s principal offices, warehouse and manufacturing facility pursuant to the sale/leaseback agreement. (See Note 10).

10. SALE/LEASEBACK OF LAND AND BUILDING

In 2005, the Company entered into a sale/leaseback arrangement of the property which houses its principal offices, warehouse and manufacturing facilities.  Pursuant to generally accepted accounting principles, this transaction is being accounted for under the finance method because the Company has a continuing interest in the property represented by an option to repurchase the property at any time during the first three years of the agreement for $5,200,000.  The Company realized net proceeds from this transaction of $3,876,607, which was partially used to repay the $868,182 remaining balance of a mortgage loan bearing interest at a 13.99% annual rate and the balance of the proceeds was utilized for working capital purposes.  The monthly rental payments provided for by the lease agreement are being accounted for as interest expense, which amounted to $390,000 in the accompanying statement of operations for each of the years ended December 31, 2007 and 2006.

Had this transaction qualified for sale reporting, the Company would have realized a net gain of $2,411,579.  This gain on this transaction which has previously been recognized for income tax reporting purposes, will be recognized for financial reporting purposes upon expiration or exercise of the option to repurchase which expires in November 2008. This lease agreement, which is being accounted for on the finance method, provides for monthly payments of $32,500 over a six year period expiring November 2011.  Under the finance method, these payments are to be accounted for as interest expense at the implicit annual interest rate of 10.06%.  In addition, the property continues to be carried at cost and depreciated. Under the lease agreement, the Company is responsible for all real estate taxes and operating expenses of the property, including insurance.  Minimum payments under the lease agreement, which are being charged to interest expense, are as follows:

Year Ending December 31,	Amount
2008	$390,000
2009	390,000
2010	390,000
2011	357,500
Total	$1,527,500

Coates International, Ltd.
Notes to Financial Statements

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

At December 31, 2007 and 2006, deferred licensing costs comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization amounted to $76,716 and $81,095, respectively.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at December 31 are comprised of the following:

	2007	2006
Legal and professional fees	$803,089	$967,917
Accrued compensation	119,233	41,096
Other	25,579	23,176
Total	$947,901	$1,032,189

13. CAPITAL STOCK

Common Stock

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board market system under the ticker symbol COTE.

During the year ended December 31, 2007, the Company sold 2,341,803 shares of its common stock under an equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $1,215,855. (See Note 16). The amount recorded to additional paid in capital was reduced by offering costs approximating $73,000.

In a connection with a placement agency agreement with Stonegate Securities, Inc., which is discussed in more detail in Note 16, as compensation for its initial due diligence efforts, in 2007, the Company has delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of common stock of the Company.

Coates International, Ltd.
Notes to Financial Statements

During 2007, the Company sold in a series of three transactions, 3,333,333 shares of its common stock to the son of a director of the Company and received aggregate gross proceeds of $1,250,000. These transactions were private sales of unregistered securities pursuant to stock purchase agreements.

In March 2007, the Company issued a 10% Convertible Subordinated Note, due March 2010 (“Convertible Note”) in the principal amount of $100,000 to one of its outside directors and received cash proceeds of $100,000. In April 2007, the Company issued an additional 10% Convertible Note in the principal amount of $20,000 to another outside director and received cash proceeds of $20,000. This amount is included in non-current liabilities on the accompanying balance sheet. The proceeds from the Convertible Notes were used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being converted by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share, there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. On May 16, 2007, $100,000 principal amount of these convertible notes was converted into 222,222 shares of our common stock. The Company has reserved 44,444 shares of its common stock for conversion of the balance of these notes.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Aggregate net proceeds from this Offering, which amounted to $420,000, was used for working capital purposes. There were no expenses incurred related to this offering. All of the investors have accepted ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. No shares of Preferred Stock were issued. In June 2007, the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants in connection with the Units sold. The amount received for the 420,000 shares of common stock is reflected in common stock and additional paid in capital in the accompanying balance sheet as of December 31, 2007.

There were no sales of our common stock in 2006.

Convertible Preferred Stock

In September 2007, the Company amended its certificate of incorporation canceling all of the 14,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share and authorizing 100,000,000 new shares of Preferred Stock, par value, $0.001 par value per share (the “Preferred Stock”).  The Company may issue any class of the Preferred Stock in any series. The Board of Directors shall have authority to establish and designate series, and to fix the number of shares included in each such series and the variations in the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

Coates International, Ltd.
Notes to Financial Statements

14. LOSS PER SHARE

At December 31, 2007, the Company had 814,445 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock; and, (iii) 588,333 vested stock options, respectively, that were not included in the dilutive calculation because the Company incurred a net loss for the period and the effect of including them in the calculation would have been anti-dilutive. There was no effect on net loss per share as a result of potential dilution.

15. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s Board of Directors in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards.  Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

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

Coates International, Ltd.
Notes to Financial Statements

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

There were no stock options outstanding at the beginning of 2007. The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) on April 18, 2007 at an exercise price of $0.44 per share. These stock options expire in 2021 and 2022. The options vest equitably over a 3-4 year vesting period. The weighted-average fair value of stock options granted during the year ended December 31, 2007 was approximately $705,000. The weighted-average fair value of 588,333 stock options which vested during the year ended December 31, 2007 was approximately $235,000. The weighted-average fair value of 1,186,667 nonvested stock options at December 31, 2007 was approximately $475,000. Total compensation cost related to nonvested stock options at December 31, 2007 that has not been recognized was approximately $291,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 3.3 years.

Coates International, Ltd.
Notes to Financial Statements

The Company also granted 25,000 four-year non-employee stock options to its corporate general counsel on April 18, 2007 at an exercise price of $0.44 per share, which will be accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”. In accordance therewith, the fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options. Upon issuance, 5,000 stock options vested and the remaining 20,000 stock options vest in equal amounts over 4 years. The fair value of the portion of these stock options that vested through December 31, 2007, was approximately $1,900. At December 31, 2007, the fair value of the unvested portion of these stock options was approximately $7,400.

For the year ended December 31, 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $414,000 relating to stock option grants. For the year ended December 31, 2007, approximately $286,000 of this amount is included in research and development expenses and approximately $128,000 of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan for employees and directors is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant
Balance, 1/1/07	-	-	-	-	-
Granted	$0.44	1,625,000	15	558,333	$0.44	$0.40
Granted	$0.44	150,000	15	30,000	$0.44	$0.40
Balance, 12/31/07	$0.44	1,775,000	15	588,333	$0.44

No stock options were exercised, forfeited or expired during the year ended December 31, 2007. The weighted average fair value of the Company's stock-based compensation expense of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	180%
●	Risk-free interest rate	4.56%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
●
Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

Coates International, Ltd.
Notes to Financial Statements

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

In connection with the employment agreements entered into with George J. Coates, Gregory Coates and Barry C. Kaye, the Company granted non-qualified stock options to purchase shares of the Company’s common stock with an exercise price of $0.44 per share to these employees. At the same time, the Company also granted 25,000 stock options to purchase shares of the Company’s common stock with an exercise price of $0.44 per share to each of its outside directors. The Company also granted 25,000 stock options to purchase shares of the Company’s common stock with an exercise price of $0.44 per share to its general counsel and 25,000 stock options to an employee. No other stock options have been granted by the Company. The following table sets forth information with respect to such stock options granted:

Name	Title	Number of Shares of common stock Underlying Non-vested Options		Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000	(1)	10/23/2021
Gregory Coates	Director and President, Technology Division	500,000	(1)	10/23/2021
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000	(2)	10/18/2021
All other employees		25,000	(4)	4/4/2022
Dr. Frank J. Adipietro	Non-employee Director	25,000	(3)	3/28/2022
Glenn Crocker	Non-employee Director	25,000	(3)	3/28/2022
Richard W. Evans	Non-employee Director	25,000	(3)	3/28/2022
Dr. Michael J. Suchar	Non-employee Director	25,000	(3)	3/28/2022
Richard Whitworth	Non-employee Director	25,000	(3)	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	(4)	4/4/2022

(1) One-third of these stock options vested on April 30, 2007 and the balance shall vest in two equal installments on October 23, 2008 and 2009.

Coates International, Ltd.
Notes to Financial Statements

(2) During 2007, 25,000 of these optons vested on April 30, 2007, 33,333 of these stock options vested on October 23, 2007 and the balance shall vest in two equal installments on October 18, 2008 and 2009.

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

16.  INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

On April 26, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor has committed to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down from the Company. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company is not entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

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

During the year ended December 31, 2007, the Company sold 2,341,803 shares of its common stock under this equity line of credit and received proceeds of $1,215,855. The amount recorded to additional paid in capital was reduced by offering costs approximating $73,000.

Coates International, Ltd.
Notes to Financial Statements

17. PLACEMENT AGENCY AGREEMENT WITH STONEGATE SECURITIES, INC.

On December 21, 2007, the Company entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as its placement agent.  The agreement is for an initial ninety (90) day period in which Stonegate shall be the Company’s exclusive placement agent (“Exclusivity Period”) and thereafter the agreement shall be non-exclusive until cancelled by either party on ten (10) days written notice.  During the Exclusivity Period, Stonegate has the exclusive right to identify for the Company prospective purchasers in one or more placements of debt and/or equity securities to be issued by the Company, the type and dollar amount being as mutually agreed to by the Parties (the “Securities”).  After the Exclusivity Period, as the non-exclusive placement agent to the Company, Stonegate will have the non-exclusive right to identify for the Company prospective Purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the Parties.

As compensation for services rendered by Stonegate in connection with the Placements, the Company has agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds from the sale of Securities in the Placements.  Except during the Exclusivity Period, or any extension of same, no fees shall be due and payable in connection with sales of Securities in the Placement to investors not introduced to the Company by Stonegate or by a direct or indirect party previously introduced to the Company as a result of the efforts of Stonegate. As compensation for its initial due diligence efforts, the Company has delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of common stock of the Company. The value of these shares on the date of issuance was approximately $85,000, and was included in general and administrative costs for the year ended December 31, 2007.

Upon closing of the Placement, the Company agrees to issue to Stonegate restricted shares of common stock of the Company in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  Such number of shares to be issued to Stonegate shall be reduced by the 200,000 shares set forth above.

The Company shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this Placement Agreement.

18. EMPLOYMENT AGREEMENTS

George J. Coates

In April 2007, the Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years.  The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent member of the Board of Directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  The GJC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, the Company granted Mr. Coates 1,000,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GJC Agreement.

Coates International, Ltd.
Notes to Financial Statements

Barry C. Kaye

In April 2007 the Company executed an amended and restated employment agreement with Mr. Kaye (the “Kaye Agreement”) that replaces an employment agreement signed in 2006.  The term of the Kaye Agreement, which became effective as of October 18, 2006, is for three years.  The Kaye Agreement initially provides for minimum wages and benefits.  The Kaye Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $125,000, he will become eligible for an annual performance bonus and he will be entitled to a severance payment equal to one year’s annual compensation, should he be terminated by the Company without Cause, as defined, or if he should terminate his employment with Good Reason, as defined. In accordance with the Kaye Agreement, the Company granted Mr. Kaye 125,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the Kaye Agreement.

Gregory Coates

In April, 2007, the Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GC Agreement, which became effective as of October 23, 2006, is for five years.  The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, an automobile will be provided to Gregory Coates and he will be entitled to a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, the Company granted Gregory Coates 500,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GC Agreement.

Mark D. Goldsmith

In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President, and in April 2007, Mr. Goldsmith resigned his position as a member of the Board of Directors. The amount of compensation that could be due Mr. Goldsmith for his employment in 2007 and 2006, has without prejudice to its position, accrued for accounting purposes only, approximately $96,000 through April 13, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause. This amount has been included in accounts payable and accrued liabilities in the accompanying balance sheet. As discussed in more detail in Note 20, Mr. Goldsmith has asserted a claim for breach of his employment contract and is seeking compensatory and punitive damages in connection therewith. In the opinion of management this complaint is without merit and the Company intends to vigorously defend against it.  The Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement.

Coates International, Ltd.
Notes to Financial Statements

Aggregate minimum payments under the employment agreements for George J. Coates, Gregory Coates and Barry C. Kaye, are approximately as follows:

Year Ending December 31,	Amount (1)
2008	$263,000
2009	263,000
2010	263,000
2011	214,000
Total	$1,003,000

(1)  There is no salary provided for in Mr. Kaye’ employment agreement. The minimum payments under these employment agreements, including Mr. Kaye’s would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined in the employment agreements.

19. INCOME TAXES

The current income tax provision is comprised of the following:
	2007	2006

Federal	$-	$-

State	$-	$-

Total deferred tax assets and valuation allowances are approximately as follows at December 31:

	2007	2006

Current deferred tax asset - inventory reserve	$85,000	$83,000

Non-current Deferred Tax Assets:
Net operating loss carryforwards	6,271,000	5,457,000
Gain on sale of property	980,000	1,071,000
Stock based compensation expense	166,000	-
Other	(3,000)	-
Total long-term deferred tax assets	7,413,000	6,528,000
Total deferred tax assets	7,498,000	6,611,000
Less: valuation allowance	(7,498,000)	(6,611,000)
Net deferred tax assets	$-	$-

Coates International, Ltd.
Notes to Financial Statements

The differences between income tax benefit (provision) in the financial statements and the tax benefit (provision) computed at the U.S. Federal statutory rate of 34% at December 31, are as follows:

	2007	2006

Federal tax benefit at the statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	-	-
Stock based compensation expense	(5.5)	-
Inventory reserves	(0.1)	(5.0)
Depreciation deduction for financial reporting purposes	(0.3)	(0.4)
Valuation allowance	(28.1)	(28.6)
Effective tax rate	0.0%	0.0%

At December 31, 2007, the Company had available approximately $18,433,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, which expire between December 31, 2008 and 2025.  There are no net operating loss carryforwards available for state income tax purposes. For the years ended December 31, 2007 and 2006, the valuation allowance increased by approximately $887,000 and $314,000, respectively.

20. RELATED PARTY TRANSACTIONS

The Company subcontracts its project expense from Coates Precision Engineering, of which George J. Coates is the sole shareholder.  During the years ended December 31, 2007 and 2006, the Company paid approximately $3,000 and $42,000, respectively, for these services.

On April 30, 2003, the Company amended its license agreement with Coates Motorcycle (the “Amended Motorcycle License Agreement”). Pursuant to a prior license agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle.  In addition, the Company had an anti-dilution right. The Amended Motorcycle License Agreement expanded the license rights granted and removed the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, the Company owned 3,558,000 shares of Coates Motorcycle, representing an approximately 30% ownership interest.  The Company is under no obligation to provide any funding or support to Coates Motorcycle under any circumstances. Under the Amended Motorcycle License Agreement, the Company granted an exclusive sublicense for North America, South America and Central America and their territories (collectively, the "Western Hemisphere") to make, use and sell motorcycles utilizing the CSRV Technology.

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

Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. The Company’s cumulative equity in the losses of Coates Motorcycle since the initial acquisition of its investment in Coates Motorcycle reduced the value of the Company’s investment to $-0-. Had the Company continued to record its proportionate share of undistributed losses after its investment was written down to $ -0-, it would have recorded an additional share of undistributed losses aggregating approximately $492,000 through December 31, 2007.

Coates International, Ltd.
Notes to Financial Statements

The Company computed its share of the losses in accordance with EITF 99-10 "Percentage Used to Determine the Amount of Equity Method Losses," where the percent ownership was based on the assumed conversion of the Preferred Series A Stock held by the Company.

In 2007, Coates Motorcycle disbursed all of its remaining cash, curtailed all of its operations and is currently insolvent.  At this time, Coates Motorcycle has not developed short-term plans to address this situation.

In April 2007, the Company acquired approximately $15,000 equipment from Coates Motorcycle in consideration for it assuming the remaining obligations on a capital lease on such equipment which terminates in August 2008.  At December 2007, the balance of this capitalized lease was approximately $8,000, which is reflected in the accompanying balance sheet as capital lease obligation.

Summarized unaudited information for Coates Motorcycle is as follows:

	Unaudited
	December 31,
	2007	2006

Current assets	$175	$87,257
Total assets	175	128,526
Current liabilities	(579,020)	(496,218)
Total liabilities	(1,470,520)	(1,395,511)
Stockholders’ deficiency	1,470,345	1,266,985

	Unaudited
	Years Ended December 31,
	2007	2006
Revenue	$-	$-
Operating expenses	410,747	1,379,692
Net loss	(554,860)	(1,462,791)

During the period through March 2007 and for the year ended December 31, 2006, Mark Goldsmith, former Chief Executive Officer and President also served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement.  Mr. Goldsmith received salary payments of $25,000 and $185,000, a portion of which represented deferred salary from the prior year from Coates Motorcycle in 2007 and 2006, respectively. He was also provided with a leased automobile and medical and dental benefits.

The Coates Trust has made loans to the Company at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. In April 2007, the Coates Trust advanced $100,000 in the form of a 6% promissory note. At the same time, the outstanding balance of the prior loans of $92,337 was converted to and included in this promissory note. No interest was imputed on these loans for the period prior to the time they were converted to the 6% promissory note. In May 2007, the entire $192,337 principal amount of the 6% promissory note was repaid, along with accrued interest of approximately $1,500.

Coates International, Ltd.
Notes to Financial Statements

Bernadette Coates, George’s wife has made loans to the Company at various times to provide working capital. The amount due to Mrs. Coates was repaid in 2006. No interest was imputed on these loans for the year ended December 31, 2006 as such amount was not material to the financial statements for such periods.

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the two years ended December 31, 2007, is summarized as follows:

	For the Year Ended December 31,
	2007	2006

George J. Coates (a)	$199,000	$193,000
Gregory Coates (b)	98,000	92,000
Bernadette Coates	51,000	49,000

(a)	Includes compensation paid in 2007 for 2006 vacation earned but not taken.
(b)
Does not include $10,000 and $25,000 paid in 2007 and 2006, respectively, as initial payments toward a new technology that provides computerized control of sequential fuel injection, a key component of the natural gas powered CSRV engine generator. This technology is in the process of being patented.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $80,000 and $15,500 in 2007 and 2006, respectively.

21. LITIGATION AND CONTINGENCIES

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

Coates International, Ltd.
Notes to Financial Statements

In late March 2007, at the request of the Company, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President. Despite his resignation, Mr. Goldsmith contended that he was entitled to certain rights under an employment agreement with the company. Therefore, on April 17, 2007, the Company notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement. On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division on behalf of Mr. Goldsmith, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees. To date, interrogatories, a notice to produce documents and a notice to take the deposition of Mr. Goldsmith have been served.  On April 8, 2008, notice was received advising that the court has assigned this matter to mandatory mediation.

In the opinion of management this complaint is without merit and the Company intends to vigorously defend against this complaint asserted by Mr. Goldsmith. The Company is currently preparing a counterclaim against Mr. Goldsmith asserting the he misrepresented his background and capabilities in order to induce the Company to hire him and that certain of his business decisions were made to further his self interest rather than the interests of the Company. The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary through April 13, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities in the accompanying balance sheet.

22. NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115” (“FAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Management is assessing FAS 159 and has not yet determined the impact that the adoption of FAS 159 will have on the financial position or results of operations of the Company, if any.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 which was amended in February 2008 and defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 to determine its impact and any material effect of its adoption.

Coates International, Ltd.
Notes to Financial Statements

23. SUBSEQUENT EVENTS

       Sale of Shares of Common Stock

In January 2008, the Company sold 15,000 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $8,000.

Escrow Agreement and Conditional U. S. License Agreement with WWE

In April 2008, the Company entered into a conditional second license agreement with WWE for the territory of the United States (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of Coates CSRV Systems as a condition of exclusivity.  The US license has been deposited in to an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for the Company to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) of an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to the Company in connection with the license for the territory of Canada, including the Canadian license agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital.  Thus far, WWE has made nonrefundable payments to us totaling $1.5 million in prior years and $375,000 in 2008. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial position could be adversely affected.

Under the Escrow Agreement, WWE is required to remit the full amount of the Release Payment by June 30, 2008 (the “Payment Period”). Should WWE be unable to make the Release Payment within the Payment Period, the Canadian license agreement shall automatically become non-exclusive. However, provided that WWE shall have paid at least $500,000 on account of the Release Payment, the Payment Period shall be extended until September 30, 2008 (the “Extended Payment Period”). Should WWE be able to make the entire Release Payment within the Extended Payment Period, the exclusivity of the Canadian license agreement shall be reinstated.

Coates International, Ltd.
Notes to Financial Statements

The failure of WWE to make the entire Release Payment within the Payment Period or within the Extended Payment Period should it be extended, shall constitute a breach of the Escrow Agreement, the Canadian license agreement and the US License. In such event, the Company would be entitled to (i) retain any and all monies received from WWE and (ii) immediately, without notice to WWE, cancel the Escrow Agreement, the Canadian license agreement and the US License without providing WWE any right of redemption or reinstatement.

The US License would, if WWE is able to satisfy the Escrow Agreement release provisions, grant to WWE the right to use, sell and lease Licensed Products, manufactured by the Company as the power source for the generation of electrical energy for the oil and gas industry and from landfills.  Licensed Products consist of  CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the Oil and Gas Industry and Landfills.

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV Valve System from the Company or its designee. The license granted to WWE is exclusive within the Territory, provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV Valve System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments commencing 180 days from the earlier to occur of (i) the date the third prototype engine provided for in the Canadian Agreements is collected by WWE, or (ii) April 30, 2008. The amount of the quarterly installment payments shall be equal to 5% of WWE’s net profits over the next five years; however, in any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such offering.  If WWE raises $25 million or less from any such offering, then WWE must pay us 20% of the amount raised towards the licensing fee.

Pricing of the Licensed Products shall be set forth in a separate agreement to be executed between the parties. The Company is solely responsible for protecting the Patent Rights, as defined, in connection with the Licensed Products at its own cost and expense.  The term of the agreement shall expire upon the expiration of the last to expire of the patents comprising the Patent Rights.