Form 10-Q
period 2008-03-31
COATES INTERNATIONAL LTD \DE\
filed 2008-05-15
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ‚	Accelerated filer Non-accelerated filer ‚

Non-accelerated filer ‚ (Do not check if a smaller reporting company)	Smaller reporting company ☒

As of May 12, 2008, 273,426,636 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2008

Coates International, Ltd.
Condensed Balance Sheets

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Current Assets
Cash	$494,346	$959,181
Inventory, net	424,220	402,191
Other assets	2,223	2,223
Total Current Assets	920,789	1,363,595
Investment in related party	-	-
Property, plant and equipment, net	1,465,677	1,474,023
Deferred licensing costs, net	75,645	76,716
Security deposits	197,500	197,500
Total Assets	$2,659,611	$3,111,834
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$999,919	$947,901
Total Current Liabilities	999,919	947,901
License deposits	375,000	375,000
10% Convertible note, due March 2010	20,000	20,000
Finance obligation	3,876,607	3,876,607
Total Liabilities	5,271,526	5,219,508
Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 273,426,636 and 273,411,636 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	27,343	27,341
Additional paid-in capital	20,664,354	20,587,403
Accumulated deficit	(23,303,612)	(22,722,418)
Total Stockholders' Deficiency	(2,611,915)	(2,107,674)
Total Liabilities and Stockholders' Deficiency	$2,659,611	$3,111,834

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$-	$-

Operating Expenses:
Research and development costs	136,592	80,508
General and administrative expenses	340,129	425,811
Depreciation and amortization expense	9,417	14,169
Total Operating Expenses	486,138	520,488
Loss From Operations	(486,138)	(520,488)
Interest expense, net	(95,056)	(95,900)
Loss Before Income Taxes	(581,194)	(616,388)
Provision for income taxes	-	-
Net Loss	$(581,194)	$(616,388)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares	273,424,988	266,894,278

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Cash Used in Operating Activities	$(472,787)	$(512,686)
Cash Flows Used in Investing Activities:
Deferred licensing costs	-	(6,497)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	7,952	-
Subscribed Stock	-	420,000
Proceeds from issuance of 10% convertible note	-	100,000
Net Cash Provided by Financing Activities	7,952	520,000
Net (Decrease) Increase in Cash	(464,835)	817
Cash - Beginning of Period	959,181	254,242
Cash - End of Period	$494,346	$255,059

Schedule of Supplemental Cash Flow Data:
Cash paid for Interest	$97,669	$130,000

Non-cash financing activities:
Note issued for accrued liabilities	$-0-	$49,573

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to the Condensed Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2008 had a Stockholders’ Deficiency of approximately $2,612,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is monitoring its costs and restricting expenditures to those variable costs that are necessary to complete its activities related to entering the production phase of operations, developing additional commercially feasible applications of the CSRV technology, seeking additional sources of working capital and general administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. The Company continues to actively seek out new sources of working capital, however, there can be no assurance that it will be successful in these efforts.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. ACCOUNTING POLICIES

Net Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the three months ended March 31, 2008 and 2007. Diluted net loss per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

3. COMMON STOCK

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board market system under the ticker symbol COTE.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”), and terminated the Offering in March 2007. Aggregate net proceeds from this Offering, which amounted to $420,000 has been used for working capital purposes. There were no expenses incurred related to this offering. All of the investors have accepted ten shares of our common stock in lieu of each share of Preferred Stock purchased through the private offering. No shares of Preferred Stock were issued. In June 2007, the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants in connection with the Units sold.

In January 2008, the Company sold 15,000 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $8,000 (See Note 5.)

4. ISSUANCE OF 10% CONVERTIBLE NOTES

In March 2007, the Company issued a 10% Convertible Subordinated Note, due March 2010 (“Convertible Note”) in the principal amount of $100,000 to one of its outside directors and received cash proceeds of $100,000. In April 2007, the Company issued an additional 10% Convertible Note in the principal amount of $20,000 to another outside director and received cash proceeds of $20,000. This amount is included in non-current liabilities on the accompanying balance sheets. The proceeds from the Convertible Notes were used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being converted by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share, there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. On May 16, 2007, $100,000 principal amount of these convertible notes was converted into 222,222 shares of our common stock. The Company has reserved 44,444 shares of its common stock for conversion of the balance of these notes.

5. INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

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

In connection with this transaction, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC on June 22, 2007. The Company shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs. The Company also included in the registration statement the registration of approximately 4,230,000 shares of common stock representing the 266,667 shares reserved for conversion of the 10% convertible notes (222,222 of which were converted in May 2007), 630,000 shares of common stock related to the stock and warrants issued in connection with a completed private placement of securities and 3,333,333 shares of common stock sold in April and May 2007.

During the three months ended March 31, 2008, the Company sold 15,000 shares of its common stock under this equity line of credit and received proceeds of approximately $8,000. During the year ended December 31, 2007, the Company sold 2,341,803 shares of its common stock under this equity line of credit and received proceeds of $1,215,855. The amount recorded to additional paid in capital in 2007 was reduced by offering costs approximating $73,000.

6. LOSS PER SHARE

At March 31, 2008, the Company had 814,445 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock; and, (iii) 588,333 vested stock options, respectively, that were not included in the dilutive calculation because the Company incurred a net loss for the period and the effect of including them in the calculation would have been anti-dilutive. There was no effect on net loss per share as a result of potential dilution.

7. STOCK OPTIONS

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

There were no stock options outstanding at the beginning of 2007. There were no stock options granted nor did any stock options vest during the three month periods ended March 31, 2008 and 2007. The weighted-average fair value of 1,186,667 nonvested stock options at March 31, 2008 was approximately $475,000. Total compensation cost related to nonvested stock options at March 31, 2008 that has not been recognized was approximately $222,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 3.0 years.

At March, 2008, the fair value of the unvested portion of non-employee stock options granted to the Company’s general corporate counsel was approximately $7,000.

For the three months ended March 31, 2008 and 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $69,000 and $ -0-, respectively, relating to stock option grants. For the three months ended March 31, 2008 and 2007, approximately $41,000 and $ -0-, respectively, of this amount was included in research and development expenses and approximately $28,000 and $ -0-, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan for employees and directors is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant
Balance, 1/1/07	-	-	-	-	-
Granted, April 18, 2007	$0.44	1,775,000	14	588,333	$0.44	$0.40
Balance, 3/31/08	$0.44	1,775,000	14	588,333	$0.44

No stock options were exercised, forfeited or expired during the three months ended March 31, 2008 and 2007. The weighted average fair value of the Company's stock-based compensation expense of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	180
●	Risk-free interest rate	4.56%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
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

8. INCOME TAXES

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

Deferred tax assets increased by approximately $267,000 and $137,000 for the three months ended March 31, 2008 and 2007, respectively. This amount is fully offset by a corresponding increase in the tax valuation allowance.

9. RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company was researching and is developing a heavy cruiser motorcycle equipped with the Coates SRV engine.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0- in 2005, it would have recorded an additional share of undistributed losses aggregating approximately $499,000 through March 31, 2008.

Summarized unaudited information for Coates Motorcycle is as follows:

	March 31, 2008	December 31, 2007
Current assets	$155	$175
Total assets	155	175
Current liabilities	(601,405)	(579,020)
Total liabilities	(1,493,405	(1,470,520)
Stockholders’ deficiency	1,496,250	1,470,345

	For the Three Months Ended March 31:
	2008	2007

Revenue	$-	$-
Operating expenses	520	171,642
Net loss	(22,905)	(190,257)

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

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the three month periods ended March 31, 2008 and 2007, is summarized as follows:

	For the Three Months Ended March 31:
	2008 (a)	2007

George J. Coates	$60,000	$44,000
Gregory Coates	29,000	20,000
Bernadette Coates	14,000	10,000

(a) Includes compensation paid for vacation earned but not taken during the three months ended March 31, 2008.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of  approximately $18,300 and $7,500 during the three months ended March 31, 2008 and 2007, respectively.

The Company paid Coates Precision Engineering, Ltd, a company owned solely by George J. Coates, approximately $500 and $5,200 for services rendered in connection with engineering certain materials for use in production during the three months ended March 31, 2008 and 2007, respectively.

10. LITIGATION AND CONTINGENCIES

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiffs and a third party defendant filed notices of appeal.  Oral argument before the appellate court was held on April 8, 2008 and its decision was released on May 8, 2008. The trial court’s dismissal of H. Alton Neff’s (“Neff”) claims against the Company and George J. Coates was affirmed.  The claims of 1107 were reinstated and the defenses of two of the other named defendants to the counterclaim and third party complaint of the Company and George J. Coates were reinstituted. The appellate court also suggested that the trial court might consider imposing monetary sanctions against Neff, 1107 and the other two defendants. The Company intends to pursue a claim for attorney’s fees and the counterclaims and third party claims and vigorously defend against the claims of the 1107.

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

On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division (the “Court”) on behalf of Mark Goldsmith a former executive of the Company, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as Defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees. On March 20, 2008, an answer to Mr. Goldsmith’s complaint was filed with the Court, along with separate defenses and separate counterclaims against Mr. Goldsmith filed by each of the Defendants. The counterclaims assert that Mr. Goldsmith misrepresented his background and capabilities in order to induce the Company to hire him and that certain of his business decisions were made to further his self interest rather than the interests of the Company. The counterclaims allege breach of contract, fraud and breach of covenant by Mr. Goldsmith and seek compensatory damages, punitive damages, interest, attorney’s fees, costs of suit and other just and equitable relief. The court has assigned this matter to mandatory mediation and scheduled a mediation session for June 23, 2008.

In the opinion of management, Mr. Goldsmith’s complaint is without merit and the Company intends to vigorously defend against this complaint asserted by Mr. Goldsmith. The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities in the accompanying balance sheets.

11. SUBSEQUENT EVENTS

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

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital.  Thus far, WWE has made nonrefundable payments to the Company totaling $1.5 million in prior years and $525,000 in April and May 2008, leaving a remaining balance of the Release Payment of $8,975,000.  This amount will be recognized as revenue as payments are received. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial position could be adversely affected.

Under the Escrow Agreement, WWE is required to remit the full amount of the Release Payment by June 30, 2008 (the “Payment Period”). Should WWE be unable to make the Release Payment within the Payment Period, the Canadian license agreement shall automatically become non-exclusive. However, as provided for in the Escrow Agreement since WWE has already paid more than $500,000 on account of the Release Payment, the Payment Period is automatically extended, if necessary, until September 30, 2008 (the “Extended Payment Period”). Should WWE be able to make the entire Release Payment within the Extended Payment Period, the exclusivity of the Canadian license agreement shall be reinstated.

WWE Equipment Lease Financing Commitment

In May 2008, the Company was advised that WWE had secured a $1.1 Billion equipment lease finance commitment from Canada West Corporate Finance, Inc., which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this commitment was based provides for the purchase of approximately 7,400 Engine Generators at a price per unit of $150,000.  WWE is only permitted to draw down on the $1.1 Billion financing commitment for the acquisition of Coates CSRV Electric Power Natural Gas Generators. The parties are in the process of finalizing a definitive financing agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our contract with Well to Wire Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International, Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

Background

We have completed the development of the Coates spherical rotary valve engine (“CSRV”).  We have successfully integrated the CSRV into commercial electric power generators and 35 KW synchronous home generators.  The CSRV engine can be powered by various alternate fuels including natural gas, landfill gas, ethanol and bio-diesel among many others.  Results of independent testing of the CSRV engine indicated more than a 30% improvement in fuel efficiency and a significant reduction in harmful emissions.

We are currently due payments aggregating approximately $9 million from Well to Wire Energy, Inc. (“WWE”) in connection with the Canadian licensing and research and development agreements and the United States licensing agreement discussed hereinafter.  This amount will be recognized as revenue at the time cash payments of the Release Payment are received. WWE is in the process of undertaking to raise new equity capital through a private placement of its equity securities in order to fund the working capital for the payments due to us. We intend to commence production of engines in connection with the two licensing agreements upon receiving a sufficient portion of the $9 million balance due us.

We are also currently engaged in new research and development activities in connection with applying our technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the technology to third party original equipment manufacturers for multiple other applications and uses.  We are actively engaged in discussions with other third parties for licensing our technology in connection with other commercially feasible applications of the CSRV technology.

Significant Estimates

The Company utilizes significant estimates in the preparation of its financial statements. These significant estimates include assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, assigning expected terms to our stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, the Company signed a Licensing Agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, relating to the distribution in Canada of 6-cylinder engines modified with the Coates Rotary Valve System fueled by natural gas to generate electrical power in consideration for future payments. A separate Research and Development Agreement between the Company and WWE provided for development and delivery of certain prototype engines.  The Company received initial deposits on these agreements aggregating $1,500,000 and received additional non-refundable payments in 2008 as discussed hereinafter.

On July 7, 2006, we signed a confirmation letter agreement with WWE that provided as follows:
•
The Company is to ship to WWE the third power unit of the Company’s CSRV Power Generator with output depending on the fuel used. The generator is powered by an 855 cubic inch, 6 cylinder industrial electric power engine modified with the CSRV system (the “Generator”).  Payment of the balance of fees due under these agreements is provided for in the Escrow Agreement discussed hereinafter.

•	WWE will have the exclusive right to use, lease, and sell the generators that are based on the CSRV System technology within Canada.

•	WWE will have a right of first refusal to market the CSRV Power Generators, incorporating the CSRV System technology, worldwide.

•
The Company and WWE have agreed that the minimum annual number of CSRV Power Generators to be purchased by WWE in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per Generator shall be US $150,000.  The minimum purchase requirement shall become effective upon payment by WWE of a sufficient portion of the Release Payment provided for by the Escrow Agreement.

•	WWE shall not be required to pay any royalties to us as part of these agreements.

•	Patent Rights. All patent and other intellectual property rights related to the engine remain with the Company.

In April 2008, we entered into a conditional second license agreement with Well to Wire Energy, Inc. (“WWE”) for the territory of the United States (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of Coates CSRV Electric Power Generators as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) of an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due us in connection with the license for the territory of Canada, including the Canadian license agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital.  Thus far, WWE has made nonrefundable payments to us totaling $1.5 million in prior years and $525,000 in April and May  2008, leaving a remaining balance of the Release Payment of $8,975,000.  This amount will be recognized as revenue as payments are received. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial position could be adversely affected.

Under the Escrow Agreement, WWE is required to remit the full amount of the Release Payment by June 30, 2008 (the “Payment Period”). Should WWE be unable to make the Release Payment within the Payment Period, the Canadian license agreement shall automatically become non-exclusive. However, as provided for in the Escrow Agreement, since WWE has already paid more than $500,000 on account of the Release Payment, the Payment Period is automatically extended, if necessary, until September 30, 2008 (the “Extended Payment Period”). Should WWE be able to make the entire Release Payment within the Extended Payment Period, the exclusivity of the Canadian license agreement shall be reinstated.

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

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV Valve System from the Company or its designee. The license granted to WWE is exclusive within the Territory, provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments commencing October 27, 2008. The amount of the quarterly installment payments shall be equal to 5% of WWE’s net profits over the next five years; however, in any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

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

In May 2008, the Company was advised that WWE had secured a $1.1 Billion equipment lease finance commitment from Canada West Corporate Finance, Inc., which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this commitment was based provides for the purchase of approximately 7,400 Engine Generators at a price per unit of $150,000.  WWE is only permitted to draw down on the $1.1 Billion financing commitment for the acquisition of Coates CSRV Electric Power Natural Gas Generators. The parties are in the process of finalizing a definitive financing agreement.

We do not currently have the production capacity to fulfill orders for this number of engine generators over the next five years.  Management believes that it could be successful in entering into a procurement contract with one or more major engine suppliers in the United States to deliver engine blocks incorporating our proprietary pistons and heads.  Under this approach, we would complete the production of the engines by incorporating the Coates Spherical Rotary Valve system into these engine blocks.

There are a number of inherent risks associated with achieving this level of revenues over the next five years, including:

•
Although we intend to pursue numerous other opportunities to generate revenues from production of internal combustion engines incorporating the CSRV technology and/or licensing of this technology to original equipment manufacturers, until we are able to enter into definitive agreements with new customers, our revenues will be concentrated with a single customer, WWE.  WWE will be required to remit a sufficient portion of the Release Payment due to us under the Escrow Agreement prior to the commencement of production of the Coates CSRV Electric Power Natural Gas Generators.

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

Results of Operations – Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

No revenues were generated for the three months ended March 31, 2008 and 2007.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $137,000 and $81,000 for the three months ended March 31, 2008 and 2007, respectively. This increase in research and development costs was primarily attributable to inclusion in research and development costs of approximately $41,000 of stock based compensation expense for the three months ended March 31, 2008.

General and administrative expenses decreased to approximately $340,000 for the three months ended March 31, 2008 from approximately $426,000 in the corresponding period in 2007. This net decrease of $86,000 primarily resulted from a reduction in legal fees of approximately ($101,000), a decrease in payroll expenses of approximately ($50,000) primarily resulting from the termination of Mark Goldsmith in 2007, a decrease in offering costs charged to expense of approximately ($15,000) and a decrease in testing expenses of approximately ($10,000), offset by stock based compensation expense of approximately $28,000 in 2008 compared to no stock based compensation expense in 2007, an increase in marketing and show expenses of approximately $18,000, an increase in patent maintenance expenses of approximately $18,000 and an increase in payroll taxes and employee benefits costs of approximately $15,000.

Depreciation and amortization expense decreased to approximately $8,000 in the three months ended March 31, 2008 from approximately $13,000 in the comparable period in 2007.  This decrease was primarily due to discontinuance of depreciation of assets which became fully depreciated.

Interest expense remained constant at approximately $98,000 for the three month periods ended March 31, 2008 and 2007, respectively.

The change in deferred taxes for the three months ended March 31, 2008 and 2007 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the three month periods ended March 31, 2008 and 2007, of approximately $581,000 and $616,000, respectively.

Liquidity and Capital Resources

Our cash position at March 31, 2008 was approximately $494,000, a decrease of approximately $465,000 from the cash position of approximately $959,000 at December 31, 2007. We had negative working capital of approximately ($79,000) at March 31, 2008 which represents an approximately ($495,000) decrease from the approximately $416,000 of positive working capital at December 31, 2007. Our current liabilities of approximately $1,000,000 at March 31, 2008 increased by approximately $52,000 from approximately $948,000 at December 31, 2007.

Operating activities utilized cash of approximately ($473,000) in the three months ended March 31, 2008. Cash utilized by operating activities in the three months ended March 31, 2008 results primarily from a net loss of approximately ($581,000), an increase in inventory of approximately ($22,000) and an increase in accounts payable and accrued liabilities of approximately $52,000, offset by non-cash expenses for stock based compensation expense of $69,000 and depreciation and amortization of approximately $9,000.

No cash was utilized for investing activities during the three months ended March 31, 2008.

Financing activities generated cash of approximately $8,000 for the three months ended March 31, 2008 and utilized approximately $520,000 for the three months ended March 31, 2007. Cash of approximately $8,000 was generated from the sale of shares of our common stock for the three months ended March 31, 2008.  Cash generated from financing activities for the three months ended March 31, 2007 consisted of cash proceeds of approximately $420,000 from the sale of our common stock and cash proceeds of $100,000 from the issuance of 10% convertible notes.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are planning to enter the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV technology to internal combustion engines. The source of such additional working capital is anticipated to come from the cash flows under the Escrow Agreement with WWE, the equity line of credit established with Dutchess Private Equities Fund, Ltd. (“Dutchess”) and the private placement offering of our equity securities to prospective institutional investors introduced by Stonegate Securities. We are actively pursuing additional working capital from these sources. The Company is carefully managing the pace at which it draws working capital from the equity line with Dutchess. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.  We continue to actively seek out additional sources of new working capital. During the second quarter of 2008, we received $525,000 in payments due from WWE under the Escrow Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2008:

		Amount Due Within
	Total	2008	2009	2010	2011
Sale/Leaseback Arrangement(1)	$1,433,000	$295,500	$390,000	$390,000	$357,500
Employment Agreements(2)	937,250	197,250	263,000	263,000	214,000
Total	$2,370,250	$492,750	$653,000	$653,000	$571,500

(1)
Although the total finance obligation reflected in the Company’s balance sheet at March 31, 2008 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment. This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. The above payments, which will be charged to interest expense under this finance method of accounting equate to an annual interest rate of 10.06%.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

Plan of Operation

We are planning to enter the production phase of our operations in order to fulfill orders for our CSRV Electric Power Generators for WWE. Upon commencement of production, our revenues, profits and operating cash flows will initially be dependent on a single customer, WWE. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, intends to manufacture the generator engine in the two following ways:

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2008, had a Stockholders’ Deficiency of approximately $2,612,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditor’s Report as of December 31, 2007 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

Management is continuing to carefully monitor its costs and is restricting variable costs to only those expenses that are necessary to carry out our business plans. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not aware of any market risks that would have a significant impact on its financial position or results of operations.

Item 4T. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiffs and a third party defendant filed notices of appeal.  Oral argument before the appellate court was held on April 8, 2008 and its decision was released on May 8, 2008. The trial court’s dismissal of H. Alton Neff’s (“Neff”) claims against the Company and George J. Coates was affirmed.  The claims of 1107 were reinstated and the defenses of two of the other named defendants to the counterclaim and third party complaint of the Company and George J. Coates were reinstituted. The appellate court also suggested that the trial court might consider imposing monetary sanctions against Neff, 1107 and the other two defendants. The Company intends to pursue a claim for attorney’s fees and the counterclaims and third party claims and vigorously defend against the claims of the 1107.

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

On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division (the “Court”) on behalf of Mark Goldsmith a former executive of the Company, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as Defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees. On March 20, 2008, an answer to Mr. Goldsmith’s complaint was filed with the Court, along with separate defenses and separate counterclaims against Mr. Goldsmith filed by each of the Defendants. The counterclaims assert that Mr. Goldsmith misrepresented his background and capabilities in order to induce the Company to hire him and that certain of his business decisions were made to further his self interest rather than the interests of the Company. The counterclaims allege breach of contract, fraud and breach of covenant by Mr. Goldsmith and seek compensatory damages, punitive damages, interest, attorney’s fees, costs of suit and other just and equitable relief. The Court has assigned this matter to mandatory mediation and scheduled a mediation session for June 23, 2008.

In the opinion of management, Mr. Goldsmith’s complaint is without merit and, accordingly, the Company intends to vigorously defend against this complaint asserted by Mr. Goldsmith. The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities in the accompanying balance sheets.

Item 1A. RISK FACTORS

There were no material changes from the Risk Factors disclosed in the Comapny's Form 10-K for the year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending March 31, 2008 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K and Form 8K-A

On January 3, 2008, the Company filed Form 8-K with the SEC based upon the issuance of a press release announcing the execution of a placement agent agreement with Stonegate Securities, Inc.

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

COATES INTERNATIONAL, LTD.

Date: May 14, 2008	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: May 14 , 2008	By:	/s/Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer