Form 10-Q
period 2008-06-30
COATES INTERNATIONAL LTD \DE\
filed 2008-08-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ‚                                                                                                           Accelerated filer Non-accelerated filer ‚

Non-accelerated filer ‚ (Do not check if a smaller reporting company)Smaller reporting company ☒

As of August 12, 2008, 273,426,636 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2008

Coates International, Ltd.
Condensed Balance Sheets

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current Assets
Cash	$616,097	$959,181
Inventory, net	424,220	402,191
Other assets	2,223	2,223
Total Current Assets	1,042,540	1,363,595
Property, plant and equipment, net	1,457,331	1,474,023
Deferred licensing costs, net	74,574	76,716
Security deposits	197,500	197,500
Total Assets	$2,771,945	$3,111,834
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$973,754	$947,901
Total Current Liabilities	973,754	947,901
License deposits	375,000	375,000
10% Convertible note, due March 2010	20,000	20,000
Finance obligation	3,876,607	3,876,607
Total Liabilities	5,245,361	5,219,508
Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 273,426,636 and 273,411,636 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	27,343	27,341
Additional paid-in capital	20,722,353	20,587,403
Accumulated deficit	(23,223,112)	(22,722,418)
Total Stockholders' Deficiency	(2,473,416)	(2,107,674)
Total Liabilities and Stockholders' Deficiency	$2,771,945	$3,111,834

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from Research and Development	$700,000	$-	$700,000	$-

Operating Expenses:
Research and development costs	158,882	290,652	295,475	371,160
General and administrative expenses	353,833	365,721	693,962	791,532
Depreciation and amortization expense	9,417	12,453	18,833	26,622
Total Operating Expenses	522,132	668,826	1,008,270	1,189,314
Income (Loss) From Operations	177,868	(668,826)	(308,270)	(1,189,314)
Interest expense, net	(97,368)	(99,500)	(192,424)	(195,400)
Income (Loss) Before Income Taxes	80,500	(768,326)	(500,694)	(1,384,714)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$80,500	$(768,326)	$(500,694)	$(1,384,714)
Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Basic weighted average number of shares	273,426,636	268,028,151	273,425,812	267,463,352
Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Diluted weighted average number of shares	273,471,081	268,028,151	273,425,812	267,463,352

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Net Cash Used in Operating Activities	$(351,036)	$(1,150,998)
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	-	(4,281)
Net Cash Used in Investing Activities	-	(4,281)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	7,952	1,670,000
Proceeds from issuance of 10% convertible note	-	120,000
Proceeds of promissory note from related party	-	100,000
Repayment of promissory note from related party	-	(100,000)
Repayment of demand loans from related party	-	(92,337)
Deferred offering costs paid	-	(67,955)
Net Cash Provided by Financing Activities	7,952	1,629,708
Net (Decrease) Increase in Cash	(343,084)	474,429
Cash - Beginning of Period	959,181	254,242
Cash - End of Period	$616,097	$728,671

Schedule of Supplemental Cash Flow Data:
Cash paid for Interest	$195,268	$196,507

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to the Condensed Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and the quarterly report for the quarter ended March 31, 2008 on Form 10-Q.

2. ACCOUNTING POLICIES

Revenue Recognition

Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer. For the three and six months ended June 30, 2008, the Company recognized $700,000 of revenues received from its research and development agreement with Well to Wire Energy, Inc. (“WWE”).

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the six months ended June 30, 2008 and 2007. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable. Dilutive net loss per share does not include any dilutive common shares outstanding since their inclusion would be antidilutive.

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

3. WELL TO WIRE ENERGY, INC. ESCROW AGREEMENT AND FINANCING COMMITMENT

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

The escrow agreement was established to provide a more secure mechanism for the Company to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to the Company in connection with the license for the territory of Canada, including the Canadian license agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the Research and Development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to the Company totaling $1.5 million in prior years. For the six months ended June 30, 2008, the Company received $700,000 of non-refundable payments from WWE which have been recognized as research and development revenue. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At June 30, 2008, the remaining balance of the Release Payment was $8,800,000.  In August 2008, the Company received additional installments toward the release payment aggregating $200,000, bringing the balance of the Release Payment down to $8,600,000. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial position could be adversely affected.

Under the Escrow Agreement, WWE was required to remit the full amount of the Release Payment by June 30, 2008 (the “Payment Period”). As WWE was unable to remit the full amount of the Release Payment within the Payment Period, the Canadian license agreement automatically became non-exclusive. As provided for in the Escrow Agreement, since WWE has paid more than $500,000 on account of the Release Payment through June 30, 2008, the Payment Period was automatically extended until September 30, 2008 (the “Extended Payment Period”). As an inducement to WWE to continue remitting installments of the Release Payment as soon as possible, the Company has offered to reinstate the Exclusivity Provision of the licenses earlier, provided that WWE remits a minimum additional Release Payment of $600,000, which would bring the total amount of non-refundable payments to $3,000,000. Under the Escrow Agreement, should WWE be able to remit the entire balance of the Release Payment within the Extended Payment Period, the exclusivity of the Canadian license agreement shall be reinstated.

In May 2008, the Company was advised that WWE had secured a $1.1 Billion equipment lease finance commitment from Canada West Corporate Finance, Inc., which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this commitment was based provides for the purchase of approximately 7,400 Engine Generators at a price per unit of $162,000.  WWE is only permitted to draw down on the $1.1 Billion financing commitment for the acquisition of Coates CSRV Electric Power Natural Gas Generators. The parties are in the process of finalizing a definitive financing agreement.

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

5. ISSUANCE OF 10% CONVERTIBLE NOTES

In March 2007, the Company issued a 10% Convertible Subordinated Note, due March 2010 (“Convertible Note”) in the principal amount of $100,000 to one of its outside directors and received cash proceeds of $100,000. In April 2007, the Company issued an additional 10% Convertible Note in the principal amount of $20,000 to another outside director and received cash proceeds of $20,000. The proceeds from the Convertible Notes were used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being converted by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share, there was no beneficial conversion feature. Interest accrues at the rate of 10% per annum and is payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. On May 16, 2007, $100,000 principal amount of these convertible notes was converted into 222,222 shares of our common stock. The Company has reserved 44,444 shares of its common stock for conversion of the balance of these notes.

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

During the six months ended June 30, 2008, the Company sold 15,000 shares of its common stock under this equity line of credit and received proceeds of approximately $8,000. During the year ended December 31, 2007, the Company sold 2,341,803 shares of its common stock under this equity line of credit and received proceeds of $1,215,855. The amount recorded to additional paid in capital in 2007 was reduced by offering costs approximating $73,000.

7. EARNINGS (LOSS) PER SHARE

At June 30, 2008, the Company had 2,029,445 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes into 44,445 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock a price per share of $1.10; and, (iii) 628,333 vested stock options and 1,146,667 non-vested stock options to purchase shares of common stock at a price per share of $0.44.   For the quarter ended June 30, 2008, fully diluted earnings per share was determined by assuming that the 10% convertible notes were converted in to 44,445 shares of common stock and that the interest on such notes during the period of $500 was not incurred. The potentially issuable shares related to the warrants and stock options were not included in fully diluted earnings per share because the effect of including them in the calculation would have been anti-dilutive. For the three months ended June 30, 2007 and the six month periods ended June 30, 2008 and 2007, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss for the period and the effect of including them in the calculation would have been anti-dilutive. There was no effect on net loss per share as a result of potential dilution.

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

There were no stock options outstanding at the beginning of 2007. The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) on April 18, 2007 at an exercise price of $0.44 per share. The options vest equitably over a 3-4 year vesting period. The fair value of shares vested during both the three and six month periods ended June 30, 2008 was approximately $12,000 and during both the three and six month periods ended June 30, 2007 was approximately $220,000.

The Company also granted 25,000 five-year non-employee stock options to its corporate general counsel on April 18, 2007 at an exercise price of $0.44 per share, which is being accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Equity or in Conjunction with Selling Goods or Services". The options vest equitably over a 4-year vesting period. In accordance therewith, the fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options. The fair value of shares vested during the three months ended June 30, 2008 and 2007 was approximately $1,650.

During both of the three month periods ended June 30, 2008 and 2007, 35,000 stock options became vested.  During both of the six month periods ended June 30, 2008 and 2007, 35,000 stock options became vested. The weighted-average fair value of 1,146,667 nonvested employee stock options at June 30, 2008 was approximately $453,000. Total compensation cost related to nonvested employee stock options at June 30, 2008 that has not been recognized was approximately $172,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 2.8 years.

At June 30, 2008, the fair value of the unvested portion of non-employee stock options granted to the Company’s general corporate counsel was approximately $6,000.

For the three months ended June 30, 2008 and 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $58,000 and $289,000, respectively, relating to stock option grants.  For the three months ended June 30, 2008 and 2007, approximately $47,000 and $204,000, respectively, of this amount was included in research and development expenses and approximately $11,000 and $85,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations. For the six months ended June 30, 2008 and 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $127,000 and $289,000, respectively, relating to stock option grants. For the six months ended June 30, 2008 and 2007, approximately $88,000 and $204,000, respectively, of this amount was included in research and development expenses and approximately $39,000 and $85,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan for employees and directors is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant
Balance, 1/1/07	-	-	-	-	-
Granted, April 18, 2007	$0.44	1,775,000	14	628,333	$0.44	$0.40
Balance, 6/30/08	$0.44	1,775,000	14	628,333	$0.44

No stock options were exercised, forfeited or expired during the three and six month periods ended June 30, 2008 and 2007. The weighted average fair value of the Company's stock-based compensation expense of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	180
●	Risk-free interest rate	4.56%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers.
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

The same methodology and assumptions were utilized in estimating the fair value of non-employee stock options granted to the Company’s general corporate counsel, which approximated $9,000 and $13,000 at June 30, 2008 and 2007, respectively.

9. INCOME TAXES

Deferred taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Deferred income tax assets decreased by approximately $417,000 and increased by approximately $252,000 for the three months ended June 30, 2008 and 2007, respectively. Deferred income tax assets decreased by approximately $150,000 and increased by approximately $389,000 for the six months ended June 30, 2008 and 2007, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance.

10. RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the Coates SRV engine.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0- in 2005, it would have recorded an additional share of undistributed losses aggregating approximately $506,000 through June 30, 2008.

Summarized unaudited information for Coates Motorcycle is as follows:

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-
Operating expenses	100	118,770	620	290,412
Net loss	(22,495)	(141,152)	(45,400)	(331,409)

	June 30, 2008	December 31, 2007
Current assets	$55	$175
Total assets	55	175
Current liabilities	(623,800)	(579,020)
Total liabilities	(1,515,800)	(1,470,520)
Stockholders’ deficiency	1515,745	1,470,345

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

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options recognized for George J. Coates and Gregory Coates, for the three and six month periods ended June 30, 2008 and 2007, is summarized as follows:

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2008	2007	2008	2007

George J. Coates (a)	$61,000	$68,000	$121,000	$122,000
Gregory Coates (a)	35,000	31,000	64,000	55,000
Bernadette Coates (b)	20,000	10,000	31,000	21,000

(a)	Includes compensation paid for vacation earned but not taken in 2008 and 2007.
(b)	Includes compensation paid for vacation earned but not taken in 2008.

Effective in April 2008, the annual base salaries for George J. Coates, Gregory Coates and Bernadette Coates increased to approximately $250,000, $150,000 and $67,000, respectively.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of  approximately $20,100 and $34,500 during the three months ended June 30, 2008 and 2007, respectively, and approximately $38,400 and $42,000 during the six months ended June 30, 2008 and 2007, respectively.

The Company paid Coates Precision Engineering, Ltd, a company owned solely by George J. Coates, approximately $5,000 for services rendered in connection with engineering certain materials for use in production during the three months and six month periods ended June 30, 2007.

11. LITIGATION AND CONTINGENCIES

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiffs and a third party defendant filed notices of appeal.  Oral argument before the appellate court was held on April 8, 2008 and its decision was released on May 8, 2008. The trial court’s dismissal of H. Alton Neff’s (“Neff”) claims against the Company and George J. Coates was affirmed.  The claims of 1107 were reinstated and the defenses of two of the other named defendants to the counterclaim and third party complaint of the Company and George J. Coates were reinstituted. The appellate court also suggested that the trial court might consider imposing monetary sanctions against Neff, 1107 and the other two defendants. The Company is pursuing a claim for attorney’s fees by filing a motion for sanctions.  This motion is scheduled to be argued on September 12, 2008. The Company will also pursue counterclaims and third party claims and vigorously defend against the claims of 1107. On June 23, 2008, Neff filed a notice of petition for certification with the New Jersey Supreme Court. The Company has filed a brief in opposition to that petition, which is still pending.

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

On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division (the “Court”) on behalf of Mark Goldsmith a former executive of the Company, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as Defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees. On March 20, 2008, an answer to Mr. Goldsmith’s complaint was filed with the Court, along with separate defenses and separate counterclaims against Mr. Goldsmith filed by each of the Defendants. The counterclaims assert that Mr. Goldsmith misrepresented his background and capabilities in order to induce the Company to hire him and that certain of his business decisions were made to further his self interest rather than the interests of the Company. The counterclaims allege breach of contract, fraud and breach of covenant by Mr. Goldsmith and seek compensatory damages, punitive damages, interest, attorney’s fees, costs of suit and other just and equitable relief. The court has assigned this matter to mandatory mediation. An unsuccessful mediation session was held on June 23, 2008.

In the opinion of management, Mr. Goldsmith’s complaint is without merit and the Company intends to vigorously defend against this complaint asserted by Mr. Goldsmith and will diligently pursue its counterclaims. The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary during 2007. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities in the accompanying balance sheets.

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

Background

We have completed the development of the Coates spherical rotary valve engine (“CSRV”).  We have successfully integrated the CSRV into commercial electric power generators and 35 KW synchronous home generators.  The CSRV engine can be powered by various alternate fuels including natural gas, landfill gas, ethanol and bio-diesel among many others.  Results of independent testing of the CSRV engine indicated more than a 30% improvement in fuel efficiency and a significant reduction in harmful emissions. We are also currently developing a prototype diesel truck engine incorporating our CSRV technology that would be suitable for the heavy trucking industry. We continue to make meaningful progress in developing this prototype. We have completed incorporating the CSRV technology into this prototype and have built a custom gear box to accommodate the prototype engine's high pressure fuel injection sysytem. Additional work is required to develop a computer controlled fuel injection system expected to increase engine efficiency. Upon completion of all aspects of development of this prototype engine, it will be mounted in a long haul tractor and load tested. We intend to penetrate the heavy trucking industry by retrofitting existing trucks with our diesel engine design.  The diesel truck engine is expected to achieve substantial improvements in fuel efficiency and reduce harmful emissions.

We are currently due remaining payments aggregating approximately $8.6 million from Well to Wire Energy, Inc. (“WWE”) in connection with the Canadian licensing and research and development agreements and the United States licensing agreement covering our commercial electric power generators discussed hereinafter.  The first $3.8 million of Release Payment, which has been designated as payment of the fees due under the Research and Development Agreement, is being recognized as revenue at the time the cash payments are received. WWE is in the process of undertaking to raise new equity capital through a private placement of its equity securities in order to fund the payments due to us. We intend to commence production of engines in connection with the two licensing agreements upon receiving a sufficient portion of the original $9.5 million Release Payment due us.

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

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, the Company signed a Licensing Agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada, relating to the distribution in Canada of 6-cylinder engines modified with the Coates Rotary Valve System fueled by natural gas to generate electrical power in consideration for future payments. A separate Research and Development Agreement between the Company and WWE provided for development and delivery of certain prototype engines.  The Company received initial deposits on these agreements aggregating $1,500,000 during 1999, 2000 and 2001 and received additional non-refundable payments in 2008 as discussed hereinafter.

On July 7, 2006, we signed a confirmation letter agreement with WWE that provided as follows:
●
The Company is to ship to WWE the third power unit of the Company’s CSRV Power Generator with output depending on the fuel used. The generator is powered by an 855 cubic inch, 6 cylinder industrial electric power engine modified with the CSRV system (the “Generator”).  Payment of the balance of fees due under these agreements is provided for in the Escrow Agreement discussed hereinafter.

●	WWE will have the exclusive right to use, lease, and sell the generators that are based on the CSRV System technology within Canada.

●	WWE will have a right of first refusal to market the CSRV Power Generators, incorporating the CSRV System technology, worldwide.

●
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

●	WWE shall not be required to pay any royalties to us as part of these agreements.

●	Patent Rights. All patent and other intellectual property rights related to the engine remain with the Company.

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

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital.  Through August 13, 2008, WWE has made nonrefundable payments to us totaling $1.5 million in prior years and $900,000 in 2008, leaving a remaining balance of the Release Payment of $8,600,000.  The initial payments will be recognized as research and development revenue as the cash is received. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial position could be adversely affected.

Under the Escrow Agreement, WWE was required to remit the full amount of the Release Payment by June 30, 2008 (the “Payment Period”). As WWE was unable to remit the full amount of the Release Payment within the Payment Period, the Canadian license agreement automatically became non-exclusive. As provided for in the Escrow Agreement, since WWE has paid more than $500,000 on account of the Release Payment through June 30, 2008, the Payment Period was automatically extended until September 30, 2008 (the “Extended Payment Period”). As an inducement to WWE to continue remitting installments of the Release Payment as soon as possible, the Company has offered to reinstate the Exclusivity Provision of the licenses earlier, provided that WWE remits a minimum additional Release Payment of $600,000, which would bring the total amount of non-refundable payments to $3,000,000. Under the Escrow Agreement, should WWE be able to remit the entire balance of the Release Payment within the Extended Payment Period, the exclusivity of the Canadian license agreement shall be reinstated.

The failure of WWE to make the entire Release Payment within the Payment Period or within the Extended Payment Period shall constitute a breach of the Escrow Agreement, the Canadian license agreement and the US License. In such event, the Company would be entitled to (i) retain any and all monies received from WWE and (ii) immediately, without notice to WWE, cancel the Escrow Agreement, the Canadian license agreement and the US License without providing WWE any right of redemption or reinstatement.

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

In August 2008, WWE entered into a $1.2 Billion equipment lease finance funding commitment from Canada West Corporate Finance, Inc., which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this commitment was based provides for the purchase of approximately 7,400 Engine Generators at a price per unit of $162,000.  WWE is only permitted to draw down on the $1.2 Billion financing commitment for the acquisition of Coates CSRV Electric Power Natural Gas Generators.

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

Results of Operations – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues for the three months ended June 30, 2008, which amounted to $700,000, were derived from non-refundable payments of a portion of the Release Payment provided for by our Escrow Agreement with WWE received in connection with our licensing and research and development agreements. There were no revenues generated for the three months ended June 30, 2007.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $159,000 and $291,000 for the three months ended June 30, 2008 and 2007, respectively. The net decrease in research and development costs of approximately ($132,000) was primarily attributable to a decrease in stock based compensation expense allocated to research and development of approximately ($157,000), offset by an increase in payroll and related expenses related to increased research and development activities of approximately $20,000 and an increase in parts and materials of approximately $5,000. Research and development activities in 2008 primarily consisted of applying the CSRV technology to additional internal combustion engine applications including the development of a prototype diesel truck engine suitable for the heavy trucking industry, a residential home use generator and additional activities on developing an engine for the automobile racing industry.

General and administrative expenses decreased to approximately $354,000 for the three months ended June 30, 2008 from approximately $366,000 in the corresponding period in 2007. This net decrease of ($12,000) primarily resulted from a decrease in stock based compensation expense of approximately ($74,000) and a reduction in patent maintenance expenses of approximately ($11,000), offset by an increase in legal  and professional fees of approximately $37,000, an increase in marketing and show expenses of approximately $35,000 and an increase of payroll and related expenses for general and administrative activities of approximately $4,000.

Depreciation and amortization expense decreased to approximately $9,000 in the three months ended June 30, 2008 from approximately $12,000 in the comparable period in 2007.  This decrease was primarily due to discontinuance of depreciation of assets which became fully depreciated.

Interest expense decreased slightly from approximately $99,000 during the three months ended June 30, 2008 to $98,000 during the comparable period in 2007.

The change in deferred taxes for the three months ended June 30, 2008 and 2007 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company earned net income for the three month period ended June 30, 2008 of approximately $81,000.  No income taxes have been provided, however, as there are available offsetting net operating losses from prior periods to offset the income for this quarter.  For the three months ended June 30, 2007, the Company experienced a net loss of approximately $768,000.

Results of Operations – Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues for the six months ended June 30, 2008, which amounted to $700,000, were derived from non-refundable payments of a portion of the Release Payment provided for by our Escrow Agreement with WWE received in connection with our licensing and research and development agreements. There were no revenues generated for the six months ended June 30, 2007.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $295,000 and $371,000 for the six months ended June 30, 2008 and 2007, respectively. The net decrease in research and development costs of approximately ($76,000) was primarily attributable to a decrease in stock based compensation expense allocated to research and development of approximately ($116,000), offset by an increase in payroll and related expenses related to increased research and development activities of approximately $30,000 and an increase in parts and materials of approximately $10,000. Research and development activities in 2008 primarily consisted of applying the CSRV technology to additional internal combustion engines applications including the development of a prototype diesel truck engine suitable for the heavy trucking industry, a residential home use generator and additional activities on developing an engine for the automobile racing industry.

General and administrative expenses decreased to approximately $694,000 for the six months ended June 30, 2008 from approximately $792,000 in the corresponding period in 2007. This net decrease of approximately ($98,000) primarily resulted from a reduction in legal fees of approximately ($66,000), a decrease in stock based compensation expense of approximately ($46,000), reduction of payroll and related expenses for general and administrative activities of approximately ($28,000), a decrease in offering costs charged to expense of approximately ($15,000) and a decrease in testing expenses of approximately ($10,000), offset by an increase in marketing and show expenses of approximately $55,000, an increase in patent maintenance expenses of approximately $7,000 and a net increase in other general and administrative expenses of approximately $5,000.

Depreciation and amortization expense decreased to approximately $19,000 in the six months ended June 30, 2008 from approximately $27,000 in the comparable period in 2007.  This decrease was primarily due to discontinuance of depreciation of assets which became fully depreciated.

Interest expense decreased slightly to approximately $195,000 during the six months ended June 30, 2008 from approximately $192,000 for the comparable period in 2007.

The change in deferred taxes for the six months ended June 30, 2008 and 2007 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the six month periods ended June 30, 2008 and 2007, of approximately $501,000 and $1,385,000, respectively.

Liquidity and Capital Resources

Our cash position at June 30, 2008 was approximately $616,000, a decrease of approximately $343,000 from the cash position of approximately $959,000 at December 31, 2007. We had positive working capital of approximately $69,000 at June 30, 2008 which represents an approximately ($343,000) decrease from the approximately $416,000 of positive working capital at December 31, 2007. Our current liabilities of approximately $974,000 at June 30, 2008 increased by approximately $26,000 from approximately $948,000 at December 31, 2007.

Operating activities utilized cash of approximately ($351,000) in the six months ended June 30, 2008, a decrease of approximately $800,000 from the cash utilized for operating activities of approximately ($1,151,000) for the six months ended June 30, 2007. Cash utilized by operating activities in the six months ended June 30, 2008 results primarily from a cash basis net loss of approximately ($355,000) (after adding back non-cash expenses for stock based compensation expense of approximately $127,000 and depreciation and amortization of approximately $18,000 and an increase in accounts payable and accrued liabilities of approximately $26,000, offset by an increase in inventory of approximately ($22,000).

No cash was utilized for investing or financing activities during the six months ended June 30, 2008 as compared to approximately $4,000 utilized during the six months ended June 30, 2007 for the purchase of property, plant and equipment.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we continue to work towards being able to commence the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV technology to internal combustion engines. The sources of such additional working capital is anticipated to come from the cash flows under the Escrow Agreement with WWE, the equity line of credit established with Dutchess Private Equities Fund, Ltd. (“Dutchess”) and the private placement offering of our equity securities to prospective institutional investors introduced by Stonegate Securities. We do not intend to commence the private placement offering of securities with Stonegate Securities prior to commencing initial production. We are actively pursuing additional working capital from these sources. The Company is carefully managing the pace at which it draws working capital from the equity line with Dutchess. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.  We continue to actively seek out additional sources of new working capital. In August 2008, we received $200,000 in additional payments from WWE under the Escrow Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2008:

		Amount Due Within
	Total	2008	2009	2010	2011
Sale/Leaseback Arrangement(1)	$1,332,500	$195,000	$390,000	$390,000	$357,500
Employment Agreements(2)	871,500	131,500	263,000	263,000	214,000
Total	$2,204,000	$326,500	$653,000	$653,000	$571,500

(1)
Although the total finance obligation reflected in the Company’s balance sheet at June 30, 2008 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment. This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. The above payments, which will be charged to interest expense under this finance method of accounting equate to an annual interest rate of 10.06%. In the event that the option to repurchase the property expires unexercised, the Company would recognize a gain on the sale of the property for reporting purposes of approximately $2,412,000 at that time.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

Plan of Operation

We plan to enter the production phase of our operations when we have received a sufficient portion of the total original $9.5 million of payments due to us from WWE under the Escrow Agreement.  The working capital from these payments will be utilized to fund the “ramp up” of our production activities in fulfillment of orders from WWE for our CSRV Electric Power Generators. Upon commencement of production, our revenues, profits and operating cash flows will initially be dependent on a single customer, WWE. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, intends to manufacture the generator engine in the two following ways:

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2008, had a Stockholders’ Deficiency of approximately $2,473,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditor’s Report as of December 31, 2007 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

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

N/A.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiffs and a third party defendant filed notices of appeal.  Oral argument before the appellate court was held on April 8, 2008 and its decision was released on May 8, 2008. The trial court’s dismissal of H. Alton Neff’s (“Neff”) claims against the Company and George J. Coates was affirmed.  The claims of 1107 were reinstated and the defenses of two of the other named defendants to the counterclaim and third party complaint of the Company and George J. Coates were reinstituted. The appellate court also suggested that the trial court might consider imposing monetary sanctions against Neff, 1107 and the other two defendants. The Company is pursuing a claim for attorney’s fees by filing a motion for sanctions.  This motion is scheduled to be argued on September 12, 2008. The Company will also pursue counterclaims and third party claims and vigorously defend against the claims of the 1107. On June 23, 2008, Neff filed a notice of petition for certification with the New Jersey Supreme Court. The Company has filed a brief in opposition to that petition, which is still pending.

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

On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division (the “Court”) on behalf of Mark Goldsmith a former executive of the Company, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as Defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees. On March 20, 2008, an answer to Mr. Goldsmith’s complaint was filed with the Court, along with separate defenses and separate counterclaims against Mr. Goldsmith filed by each of the Defendants. The counterclaims assert that Mr. Goldsmith misrepresented his background and capabilities in order to induce the Company to hire him and that certain of his business decisions were made to further his self interest rather than the interests of the Company. The counterclaims allege breach of contract, fraud and breach of covenant by Mr. Goldsmith and seek compensatory damages, punitive damages, interest, attorney’s fees, costs of suit and other just and equitable relief. The court has assigned this matter to mandatory mediation. An unsuccessful mediation session was held on June 23, 2008.

In the opinion of management, Mr. Goldsmith’s complaint is without merit and the Company intends to vigorously defend against this complaint asserted by Mr. Goldsmith and will diligently pursue its counterclaims against Mr. Goldsmith. The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities in the accompanying balance sheets.

Item 1A. RISK FACTORS

There were no material changes from the Risk Factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending June 30, 2008 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K and Form 8K-A

On April 11, 2008, the Company filed Form 8-K with the SEC in connection with the execution of a second licensing agreement with Well to Wire Energy, Inc. for the territory of the United States.

On May 5, 2008, the Company filed Form 8-K with the SEC based on a press release announcing that Well to Wire Energy, Inc. has secured a $1.1 billion equipment lease finance commitment from Canada West Corporate Finance which may only be used to purchase electric power generators from the Company.

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

COATES INTERNATIONAL, LTD.

August 13, 2008	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

August 13, 2008	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer