Form 10-Q
period 2008-09-30
COATES INTERNATIONAL LTD \DE\
filed 2008-11-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, 273,426,636 shares of the Registrant’s common stock were issued and 273,126,636 shares were outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2008

Coates International, Ltd.
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current Assets
Cash	$530,828	$959,181
Inventory, net	440,325	402,191
Other assets	-	2,223
Total Current Assets	971,153	1,363,595
Property, plant and equipment, net	1,448,985	1,474,023
Deferred licensing costs, net	73,504	76,716
Security deposits	197,500	197,500
Total Assets	$2,691,142	$3,111,834
Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,026,400	$947,901
Total Current Liabilities	1,026,400	947,901
License deposits	375,000	375,000
10% Convertible note, due March 2010	20,000	20,000
Finance obligation	3,876,607	3,876,607
Total Liabilities	5,298,007	5,219,508
Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value, 1,000,000,000 shares authorized, 273,426,636 and 273,411,636 shares issued and 273,126,636 and 273,411,636 shares outstanding at September 30, 2008 and December 31, 2007, respectively	27,343	27,341
Additional paid-in capital	20,780,353	20,587,403
Accumulated deficit	(23,325,077)	(22,722,418)
Less: Treasury Stock, at cost (300,000 shares)	(89,484)	-
Total Stockholders' Deficiency	(2,606,865)	(2,107,674)
Total Liabilities and Stockholders' Deficiency	$2,691,142	$3,111,834

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue from Research and Development	$490,183	$-	$1,190,183	$-

Operating Expenses:
Research and development costs	199,176	107,515	494,651	478,674
General and administrative expenses	285,370	310,903	979,331	1,102,435
Depreciation and amortization expense	9,417	10,275	28,250	36,898
Total Operating Expenses	493,963	428,693	1,502,232	1,618,007
Loss From Operations	(3,780)	(428,693)	(312,049)	(1,618,007)
Interest expense, net	(98,185)	(97,993)	(290,610)	(293,393)
Loss Before Income Taxes	(101,965)	(526,686)	(602,659)	(1,911,400)
Provision for income taxes	-	-	-	-
Net Loss	$(101,965)	$(526,686)	$(602,659)	$(1,911,400)
Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Basic weighted average number of shares	273,382,614	270,910,465	273,411,363	268,625,017
Diluted weighted average number of shares	273,382,614	270,910,465	273,411,363	268,625,017

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Net Cash Used in Operating Activities	$(346,820)	$(1,595,110)
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	-	(7,784)
Net Cash Used in Investing Activities	-	(7,784)
Cash Flows From Financing Activities:
Purchase of Treasury Stock	(89,485)	-
Proceeds from issuance of common stock	7,952	1,707,195
Proceeds from issuance of 10% convertible note	-	120,000
Proceeds of promissory note from related party	-	100,000
Repayment of promissory note from related party	-	(100,000)
Repayment of demand loans from related party	-	(92,337)
Deferred offering costs paid	-	(72,955)
Net Cash (Used in) Provided by Financing Activities	(81,533)	1,661,903
Net (Decrease) Increase in Cash	(428,353)	59,009
Cash - Beginning of Period	959,181	254,242
Cash - End of Period	$530,828	$313,251

Schedule of Supplemental Cash Flow Data:
Cash paid for Interest	$293,599	$293,513

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to the Condensed Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and the quarterly reports on Form 10-Q for the quarters ended June 30, 2008 and March 31, 2008.

2. ACCOUNTING POLICIES

Revenue Recognition

Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer. For the three and nine months ended September 30, 2008, the Company recognized approximately $490,000 and $1,190,000, respectively, of revenues from its research and development agreement with Well to Wire Energy, Inc. (“WWE”).

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the nine months ended September 30, 2008 and 2007. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable. Dilutive net loss per share does not include any dilutive common shares outstanding since their inclusion would be antidilutive. For the three months ended September 30, 2008, there were 44,444 potentially dilutive common shares outstanding.

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

The escrow agreement was established to provide a more secure mechanism for the Company to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held in escrow until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to the Company in connection with the license for the territory of Canada, including the Canadian license agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the Research and Development Agreement, is being recognized as revenue at the time realization of the amount due is reasonably assured. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital.  WWE has made nonrefundable payments to the Company totaling $1.5 million in prior years. For the nine months ended September 30, 2008, the Company recognized additional research and development revenues of approximately $1,190,000 from WWE. At September 30, 2008, the remaining balance of the Release Payment was approximately $8,625,000. Subsequent to September 30, 2008, the Company received additional Release Payments from WWE of approximately $323,000.  To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial position could be adversely affected.

WWE was unable to remit the full amount of the Release Payment required under the Escrow Agreement to be made by September 30, 2008 (the “Extended Payment Period”). In recognition of WWE’s good faith effort to pay the Release Payment as evidenced by the aggregate non-refundable payments of $3,013,000 already made to the Company for the Canadian Research and Development Agreement, the Canadian License Agreement and the deposit on the US License Agreement, In October 2008, the Company agreed to accommodate WWE’s request for an additional extension of time to pay the full amount of the Release Payment under the Escrow Agreement.

The Extension Agreement provides that WWE shall have until April 30, 2009 to pay the full balance of the Release Payment (the “Payment Extension Date”). Interest shall be payable to the Company at the compounded rate of 5% per annum on the unpaid balance of the Release Payment.  As an incentive to expedite payment by WWE, all interest shall be forgiven if WWE is able to pay the entire balance of the Release Payment on or before December 31, 2008. The Extension Agreement also provides that the 75% of the net proceeds from any offer of securities by WWE shall be applied towards the Release Payment until the balance is paid in full. Should WWE fail to pay the entire balance of the Release Payment by the Payment Extension Date, the Company would be entitled to retain all moneys paid and the Research and Development Agreement, License Agreements and Escrow Agreements would become automatically canceled without WWE having any rights of redemption or reinstatement.  Due to the contingent nature of the interest component of the Extension Agreement, no interest income has been accrued to date.

In May 2008, the Company was advised that WWE had secured an approximately $1.2 Billion equipment lease finance agreement, from Canada West Corporate Finance, Inc., which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.  On October 1, 2008, this financing agreement was reconfirmed, expanded in scope and increased in amount.  WWE can now depend on this agreement to finance any of its purchases of equipment from the Company. In addition, the price per unit that may be paid to us by WWE under this facility was increased to $222,000. Accordingly, should WWE fulfill its five year business plan, this agreement would exceed an aggregate amount of $1.6 Billion.

4. COMMON STOCK

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board (“OTCBB”) market system under the ticker symbol COTE.

The Company commenced a private placement offering in December 2006 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s Common Stock at an initial exercise price of $1.10 per share (the “Warrants”).

On September 16, 2008, the Board of Directors ratified a stock buy back program authorizing the Company to, from time to time through December 31, 2009, reacquire up to 2,000,000 of its shares of common stock outstanding through unsolicited purchases through a registered broker-dealer on the OTCBB.  In September 2008, the Company purchased 300,000 shares of its common stock on the open market at a cost of $89,484. This amount is reflected as Treasury stock in the accompanying balance sheet as of September 30, 2008. The Company retired these shares in November 2008.

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

During the nine months ended September 30, 2008, the Company sold 15,000 shares of its common stock under this equity line of credit and received proceeds of approximately $8,000. During the year ended December 31, 2007, the Company sold 2,341,803 shares of its common stock under this equity line of credit and received proceeds of $1,215,855. The amount recorded to additional paid in capital in 2007 was reduced by offering costs approximating $73,000.

7. LOSS PER SHARE

At September 30, 2008, the Company had 2,029,444 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes into 44,444 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock a price per share of $1.10; and, (iii) 628,333 vested stock options and 1,146,667 non-vested stock options to purchase shares of common stock at a price per share of $0.44. For the three months ended September 30, 2008 and 2007 and the nine month periods ended September 30, 2008 and 2007, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss for those periods and the effect of including them in the calculation would have been anti-dilutive.

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

There were no stock options outstanding at the beginning of 2007. The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) on April 18, 2007 at an exercise price of $0.44 per share. The options vest equitably over a 3-4 year vesting period and expire fifteen years after the service inception date. The fair value of shares vested during the three and nine month periods ended September 30, 2008, was approximately $-0- and $12,000, respectively, and during the three and nine month periods ended September 30, 2007, was approximately $-0- and $220,000, respectively.

The Company also granted 25,000 five-year non-employee stock options to its corporate general counsel on April 18, 2007 at an exercise price of $0.44 per share, which is being accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Equity or in Conjunction with Selling Goods or Services". The options vest equitably over a 4-year vesting period. In accordance therewith, the fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options. No shares became vested during the three month periods ended September 30, 2008 and 2007. The fair value of shares vested during the nine months ended September 30, 2008 and 2007 was approximately $1,730 and $1,650, respectively.

During the three month periods ended September 30, 2008 and 2007, no stock options became vested.  During both of the nine month periods ended September 30, 2008 and 2007, 35,000 stock options became vested. The weighted-average fair value of 1,146,667 nonvested employee stock options at September 30, 2008 was approximately $463,000. Total compensation cost related to nonvested employee stock options at September 30, 2008 that has not been recognized was approximately $111,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 2.55 years.

At September 30, 2008, the fair value of the unvested portion of non-employee stock options granted to the Company’s general corporate counsel was approximately $2,990.

For the three months ended September 30, 2008 and 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $58,000 and $63,000, respectively, relating to stock option grants.  For the three months ended September 30, 2008 and 2007, approximately $47,000 and $41,000, respectively, of this amount was included in research and development expenses and approximately $11,000 and $22,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations. For the nine months ended September 30, 2008 and 2007, the Company recorded non-cash stock based compensation expense amounting to approximately $185,000 and $352,000, respectively, relating to stock option grants. For the nine months ended September 30, 2008 and 2007, approximately $135,000 and $245,000, respectively, of this amount was included in research and development expenses and approximately $50,000 and $107,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan for employees and directors is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant
Balance, 1/1/07	-	-	-	-	-
Granted, April 18, 2007	$0.44	1,775,000	14	628,333	$0.44	$0.40
Balance, 9/30/08	$0.44	1,775,000	14	628,333	$0.44

No stock options were exercised, forfeited or expired during the three and nine month periods ended September 30, 2008 and 2007. The weighted average fair value of the Company's stock-based compensation expense of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

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

The same methodology and assumptions were utilized in estimating the fair value of non-employee stock options granted to the Company’s general corporate counsel, which, at September 30, 2008 and 2007, approximated $6,000 and $7,000, respectively.

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

Deferred income tax assets increased by approximately $90,000 and $183,000, respectively, for the three months ended September 30, 2008 and 2007, respectively. Deferred income tax assets decreased by approximately ($60,000) and increased by approximately $572,000 for the nine months ended September 30, 2008 and 2007, respectively. These amounts were fully offset by a corresponding increase or (decrease) in the tax valuation allowance.

10. RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the Coates CSRV engine.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0- in 2005, it would have recorded an additional share of undistributed losses aggregating approximately $512,000 through September 30, 2008.

Summarized unaudited information for Coates Motorcycle is as follows:

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-
Operating expenses	-	120,265	620	410,677
Net loss	(22,395)	(142,647)	(67,796)	(474,056)

	September 30, 2008	December 31, 2007
Current assets	$55	$175
Total assets	55	175
Current liabilities	(646,196)	(579,020)
Total liabilities	(1,538,196)	(1,470,520)
Stockholders’ deficiency	1,538,141	1,470,345

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options recognized for George J. Coates and Gregory Coates, for the three and nine month periods ended September 30, 2008 and 2007, is summarized as follows:

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2008	2007	2008	2007

George J. Coates (a)	$80,000	$54,000	$201,000	$173,000
Gregory Coates (a)	39,000	24,000	103,000	77,000
Bernadette Coates (b)	18,000	10,000	52,000	31,000

(a)	Includes compensation paid for vacation earned but not taken in 2008 and 2007.
(b)	Includes compensation paid for vacation earned but not taken in 2008.

Effective in April 2008, the annual base salaries for George J. Coates, Gregory Coates and Bernadette Coates increased to approximately $250,000, $150,000 and $67,000, respectively.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of  approximately $15,000 and $20,000 during the three months ended September 30, 2008 and 2007, respectively, and approximately $53,000 and $64,000 during the nine months ended September 30, 2008 and 2007, respectively.

The Company paid Coates Precision Engineering, Ltd, a company owned solely by George J. Coates, approximately $500 and $5,000 for services rendered in connection with engineering certain materials for use in production during the three months and nine month periods ended September 30, 2008 and 2007, respectively.

11. LITIGATION AND CONTINGENCIES

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiffs and a third party defendant filed notices of appeal.  Oral argument before the appellate court was held on April 8, 2008 and its decision was released on May 8, 2008. The trial court’s dismissal of H. Alton Neff’s (“Neff”) claims against the Company and George J. Coates was affirmed.  The claims of 1107 were reinstated and the defenses of two of the other named defendants to the counterclaim and third party complaint of the Company and George J. Coates were reinstituted. The Company will pursue counterclaims and third party claims and vigorously defend against the claims of 1107.

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

On January 25, 2008, a complaint was filed with the Superior Court of New Jersey Law Division (the “Court”) on behalf of Mark Goldsmith, a former executive of the Company, as the plaintiff, which named the Company, Coates Motorcycle Company, Ltd. and George J. Coates as Defendants. The complaint alleges breach of contract with respect to Mr. Goldsmith’s employment agreements with the Company and Coates Motorcycle and seeks compensatory damages consisting of compensation, severance, stock options and other employee benefits, punitive damages, interest and attorney’s fees. On March 20, 2008, an answer to Mr. Goldsmith’s complaint was filed with the Court, along with separate defenses and separate counterclaims against Mr. Goldsmith filed by each of the Defendants. The counterclaims assert that Mr. Goldsmith misrepresented his background and capabilities in order to induce the Company to hire him and that certain of his business decisions were made to further his self interest rather than the interests of the Company. The counterclaims allege breach of contract, fraud and breach of covenant by Mr. Goldsmith and seek compensatory damages, punitive damages, interest, attorney’s fees, costs of suit and other just and equitable relief. The court has assigned this matter to mandatory mediation. An unsuccessful mediation session was held on June 23, 2008.

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

12. SUBSEQUENT EVENT

In November 2008, pursuant to a sale/leaseback agreement, the Company had entered into during 2005, the Company’s option to repurchase the property which serves as its principal offices, warehousing and manufacturing facility, lapsed.  The Company had originally realized net proceeds from this transaction of approximately $3,877,000. This amount has been reflected in the Company’s balance sheet as a finance obligation since the date of the sale/leaseback. The Company had previously recognized a net gain for income tax reporting purposes, however, in accordance with generally accepted accounting principles; the gain was required to be deferred for financial reporting purposes until expiration or exercise of the repurchase option. The lapsing of this option now requires the recognition of the sale of the property and the recording of the income from the gain of approximately $2,604,000 in the fourth quarter of 2008. After recording the sale of the property in November 2008, the land, building, accumulated depreciation and finance obligation will no longer be presented in the Company’s balance sheet. In addition, the payments due under the property lease will be reported as rent expense in accordance with the required accounting treatment for an operating lease. Prior to the lapsing of this option, such payments were reported as interest on the finance obligation.

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

Background

We have completed the development of the Coates spherical rotary valve engine (“CSRV”).  We have successfully integrated the CSRV into commercial electric power generators and 35 KW synchronous home generators.  The CSRV engine can be powered by various alternate fuels including natural gas, landfill gas, ethanol and bio-diesel among many others.  Results of independent testing of the CSRV engine indicated more than a 30% improvement in fuel efficiency and a significant reduction in harmful emissions. We are also currently developing a prototype diesel truck engine incorporating our CSRV technology that would be suitable for the heavy trucking industry. We continue to make meaningful progress in developing this prototype. We have completed incorporating the CSRV technology into this prototype and have built a custom gear box to accommodate the prototype engine’s high pressure fuel injection system. Additional work is required to develop a computer controlled fuel injection system expected to increase engine efficiency. Upon completion of all aspects of development of this prototype engine, it will be mounted in a long haul tractor and load tested. We are targeting penetration of the heavy trucking industry by retrofitting existing trucks with our diesel engine design.  The diesel truck engine is expected to achieve substantial improvements in fuel efficiency and reduce harmful emissions.

We are currently due remaining payments aggregating approximately $8.3 million from Well to Wire Energy, Inc. (“WWE”) in connection with the Canadian licensing and research and development agreements and the United States licensing agreement covering our commercial electric power generators discussed hereinafter.  The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the Research and Development Agreement, is being recognized as revenue at the time realization of collection of the amount due is reasonably assured. WWE is in the process of undertaking to raise new equity capital through a private placement of its equity securities in order to, among, other things, fund the remaining payments due to us. We plan to commence production of the engine generators for WWE during the fourth quarter of this year.

We are also currently engaged in new research and development activities in connection with applying our technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the technology to third party original equipment manufacturers for other applications and uses.

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

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, the Company signed a Licensing Agreement with WWE, an oil and gas company in Canada, relating to the distribution in Canada of 6-cylinder engines modified with the Coates Rotary Valve System fueled by natural gas to generate electrical power needed to operate oil extracting equipment in consideration for future payments. A separate Research and Development Agreement between the Company and WWE provided for development and delivery of certain prototype engines.  The Company received initial deposits on these agreements aggregating $1,500,000 during 1999, 2000 and 2001 and received additional non-refundable payments in 2008 as discussed hereinafter.

On July 7, 2006, we signed a confirmation letter agreement with WWE that provided as follows:

The Company is to ship to WWE the third power unit of the Company’s CSRV Power Generator with output depending on the fuel used. The generator is powered by an 855 cubic inch, 6 cylinder industrial electric power engine modified with the CSRV system (the “Generator”).  Payment of the remaining balance of fees due under these agreements is provided for in the Escrow Agreement discussed hereinafter.

WWE will have the exclusive right to use, lease, and sell the generators manufactured by the Company, which incorporate the Company’s CSRV System technology, as the power source for the generation of electrical energy for the oil and gas industry and from landfills that are based within Canada.

WWE will have a right of first refusal to market the CSRV Power Generators, manufactured by the Company as the power source for the generation of electrical energy for the oil and gas industry and from landfills, worldwide.

The Company and WWE have agreed that the minimum annual number of CSRV Power Generators to be purchased by WWE in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per Generator shall be US $150,000.  The minimum purchase requirement shall become effective upon payment by WWE of a sufficient portion of the Release Payment provided for by the Escrow Agreement, as determined by the Company.

WWE shall not be required to pay any royalties to us as part of these agreements. All patent and other intellectual property rights related to the engine remain with the Company.

In April 2008, we entered into a conditional second license agreement with Well to Wire Energy, Inc. (“WWE”) for the territory of the United States (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of Coates CSRV Electric Power Generators to be used in the oil and gas industry as a condition of exclusivity.  The US license has been deposited in to an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for the Company to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held in escrow until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to the Company in connection with the license for the territory of Canada, including the Canadian license agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the Research and Development Agreement, is being recognized as revenue at the time realization of the amount due is reasonably assured. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital.  WWE has made nonrefundable payments to the Company totaling $1.5 million in prior years. For the nine months ended September 30, 2008, the Company recognized additional research and development revenues of approximately $1,190,000 from WWE. At September 30, 2008, the remaining balance of the Release Payment was approximately $8,625,000. Subsequent to September 30, 2008, the Company received additional Release Payments from WWE of approximately $323,000. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial position could be adversely affected.

WWE was unable to remit the full amount of the Release Payment required under the Escrow Agreement to be made by September 30, 2008 (the “Extended Payment Period”). In recognition of WWE’s good faith effort to pay the Release Payment as evidenced by the aggregate non-refundable payments of $3,013,000 already made to the Company for the Canadian Research and Development Agreement, the Canadian License Agreement and the deposit on the US License Agreement, in October 2008, the Company agreed to accommodate WWE’s request for an additional extension of time to pay the full amount of the Release Payment under the Escrow Agreement.

The Extension Agreement provides that WWE shall have until April 30, 2009 to pay the full balance of the Release Payment (the “Payment Extension Date”). Interest shall be payable to the Company at the compounded rate of 5% per annum on the unpaid balance of the Release Payment.  As an incentive to expedite payment by WWE, all interest shall be forgiven if WWE is able to pay the entire balance of the Release Payment on or before December 31, 2008. The Extension Agreement also provides that the 75% of the net proceeds from any offer of securities by WWE shall be applied towards the Release Payment until the balance is paid in full. Should WWE fail to pay the entire balance of the Release Payment by the Payment Extension Date, the Company would be entitled to retain all moneys paid and the Research and Development Agreement, License Agreements and Escrow Agreements would become automatically canceled without WWE having any rights of redemption or reinstatement.  Due to the contingent nature of the interest component of the Extension Agreement, no interest income has been accrued to date.

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

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments commencing October 27, 2008 in amount equal to WWE’s prior quarter net profits. As WWE did not generate a net profit for the quarter ended September 30, 2008, no quarterly installment payment was due on October 27, 2008. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

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

In May 2008, the Company was advised that WWE had secured an approximately $1.2 Billion equipment lease finance agreement, Canada West Corporate Finance, Inc., which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.  On October 1, 2008, this financing agreement was reconfirmed, expanded in scope and increased in amount.  WWE can now depend on this agreement to finance any of its purchases of equipment from the Company. In addition, the price per unit that may be paid to us by WWE under this facility was increased to $222,000. Accordingly, should WWE fulfill its five year business plan this agreement would exceed an aggregate amount of $1.6 Billion.

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

As with any business, many aspects of our operations and our future outlook are subject to events and influences which are not within our control, such as the current worldwide economic crisis. This could have an adverse impact on the Company and our results of operations. For example:

The current severe limitation on the availability of credit and investor uncertainty could result in delays or the inability to acquire additional working capital needed to commence meaningful production.

WWE may experience additional challenges and delays in raising additional equity capital needed to make the remaining balance of the Release Payment due to us under the Escrow Agreement.

Demand for our technology and products could be significantly reduced.

Estimates used in the preparation of our financial statements may need to be revised.

Results of Operations – Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues for the three months ended September 30, 2008, which amounted to approximately $490,000, were derived from non-refundable payments of a portion of the Release Payment provided for by our Escrow Agreement with WWE received in connection with our licensing and research and development agreements. There were no revenues generated for the three months ended September 30, 2007.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $199,000 and $108,000 for the three months ended September 30, 2008 and 2007, respectively. The net increase in research and development costs of approximately $91,000 was primarily attributable to an increase in payroll and related expenses of approximately $80,000 allocated to research and development activities, an increase in stock based compensation expense allocated to research and development of approximately $6,000 and an increase in parts and materials of approximately $5,000. Research and development activities in 2008 primarily consisted of applying the CSRV technology to additional internal combustion engine applications including the development of a prototype diesel truck engine suitable for the heavy trucking industry, a residential home use generator and additional activities on developing an engine for the automobile racing industry.

General and administrative expenses decreased to approximately $285,000 for the three months ended September 30, 2008 from approximately $311,000 in the corresponding period in 2007. This net decrease of ($26,000) primarily resulted from a decrease in stock based compensation expense of approximately ($11,000), a reduction in testing expenses of approximately ($10,000), a decrease in compensation and benefits of approximately ($7,000), a reduction in office expenses of approximately ($5,000), a decrease in marketing and trade show expenses of approximately ($5,000), a decrease in patent maintenance expenses of approximately ($4,000) and a net decrease in other expenses of approximately ($6,000), offset by an increase in legal and professional fees of approximately $22,000.

Depreciation and amortization expense decreased to approximately $9,000 in the three months ended September 30, 2008 from approximately $10,000 in the comparable period in 2007. This decrease was primarily due to discontinuance of depreciation of assets which became fully depreciated.

Interest expense increased slightly to approximately $99,000 during the three months ended September 30, 2008 from $98,000 during the comparable period in 2007.

The change in deferred taxes for the three months ended September 30, 2008 and 2007 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the three month periods ended September 30, 2008 and 2007 of approximately ($102,000) and ($527,000), respectively.

Results of Operations – Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues for the nine months ended September 30, 2008, which amounted to approximately $1,190,000, were derived from non-refundable payments of a portion of the Release Payment provided for by our Escrow Agreement with WWE received in connection with our licensing and research and development agreements. There were no revenues generated for the nine months ended September 30, 2007.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $495,000 and $479,000 for the nine months ended September 30, 2008 and 2007, respectively. The net increase in research and development costs of approximately $16,000 was primarily attributable to an increase in payroll and related expenses related to increased research and development activities of approximately $110,000, an increase in parts and materials of approximately $16,000, offset by a decrease in stock based compensation expense allocated to research and development of approximately ($110,000). Research and development activities in 2008 primarily consisted of applying the CSRV technology to additional internal combustion engines applications including the development of a prototype diesel truck engine suitable for the heavy trucking industry, a residential home use generator and additional activities on developing an engine for the automobile racing industry.

General and administrative expenses decreased to approximately $979,000 for the nine months ended September 30, 2008 from approximately $1,102,000 in the corresponding period in 2007. This net decrease of approximately ($123,000) primarily resulted from a decrease in stock based compensation expense allocated to general and administrative expenses of approximately ($57,000), a reduction in legal and professional fees of approximately ($44,000), a decrease in testing expenses of approximately ($20,000), a reduction of payroll and related expenses for general and administrative activities of approximately ($35,000), a decrease in offering costs charged to expense of approximately ($15,000) and a net decrease in other general administrative expenses of approximately ($5,000), offset by an increase in marketing and trade show expenses of approximately $50,000 and an increase in patent maintenance expenses of approximately $3,000.

Depreciation and amortization expense decreased to approximately $28,000 in the nine months ended September 30, 2008 from approximately $37,000 in the comparable period in 2007.  This decrease of approximately $9,000 was primarily due to discontinuance of depreciation of assets which became fully depreciated.

Interest expense remained relatively constant at approximately $295,000 during the nine months ended September 30, 2008 and 2007.

The change in deferred taxes for the nine months ended September 30, 2008 and 2007 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision. The Company experienced a net loss for the nine month periods ended September 30, 2008 and 2007, of approximately ($603,000) and ($1,911,000), respectively.

Liquidity and Capital Resources

Our cash position at September 30, 2008 was approximately $531,000, a decrease of approximately $428,000 from the cash position of approximately $959,000 at December 31, 2007. We had negetive working capital of approximately ($55,000) at September 30, 2008 which represents an approximately ($471,000) decrease from the approximately $416,000 of positive working capital at December 31, 2007. Our current liabilities of approximately $1,026,000 at September 30, 2008 increased by approximately $78,000 from approximately $948,000 at December 31, 2007.

Operating activities utilized cash of approximately ($347,000) in the nine months ended September 30, 2008, a decrease of approximately $1,248,000 from the cash utilized for operating activities of approximately ($1,595,000) for the nine months ended September 30, 2007. Cash utilized by operating activities in the nine months ended September 30, 2008 results primarily from a cash basis net loss of approximately ($389,000) (after adding back non-cash expenses for stock based compensation expense of approximately $185,000 and depreciation and amortization of approximately $28,000) and an increase in inventory of approximately $38,000, offset by an increase in accounts payable and accrued liabilities of approximately $79,000 and a decrease in prepaid and other assets of approximately $2,000.

No cash was utilized for investing activities during the nine months ended September 30, 2008 as compared with approximately $8,000 utilized during the nine months ended September 30, 2007 for the purchase of property, plant and equipment.

For the nine months ended September 30, 2008, the Company utilized cash of approximately ($82,000) which consisted of the repurchase of shares of common stock at a cost of approximately ($89,000) offset by proceeds for the issuance of common stock of approximately $8,000.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we continue to work towards being able to commence the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV technology to internal combustion engines. Such additional working capital is anticipated to come from the cash flows under the Escrow Agreement with WWE, the equity line of credit established with Dutchess Private Equities Fund, Ltd. (“Dutchess”) and the possible private placement offering of our equity securities to prospective institutional investors introduced by Stonegate Securities. We do not intend to commence the private placement offering of securities with Stonegate Securities prior to commencing initial production. We are actively pursuing additional working capital from these sources. The Company is carefully managing the pace at which it draws working capital from the equity line with Dutchess. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.  We continue to actively seek out additional sources of new working capital.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2008:

		Amount Due Within
	Total	2008	2009	2010	2011
Sale/Leaseback Arrangement(1)	$1,235,000	$97,500	$390,000	$390,000	$357,500
Employment Agreements(2)	1,225,475	100,000	400,000	400,000	325,475
Total	$2,460,475	$197,500	$790,000	$790,000	$682,975

(1)
Although the total finance obligation reflected in the Company’s balance sheet at September 30, 2008 amounts to approximately $3,877,000, only the amounts reflected in the above table constitute a contractual commitment. This is a result of the required finance method of accounting treatment for the underlying sale/leaseback transaction. This accounting treatment is being applied because the Company’s option to repurchase this property through November 2008, represents a continuing interest in the property. Under this method, the property and the finance obligation continue to be reported on the Company’s balance sheet until the exercise or expiration of the repurchase option. In November 2008, the option to repurchase the property expired unexercised. Accordingly, the Company has recognized a gain on the sale of the property in November 2008 of approximately $2,605,000 and recorded the sale of the property for financial reporting purposes. Monthly payments required by the sale/leaseback agreement subsequent to the recognition of the sale of the property are being recorded as rent expense.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined.

Plan of Operation

We plan to enter the production phase of our operations during the first quarter of next year.  The working capital from the WWE Release Payments will be utilized to fund the “ramp up” of our production activities in fulfillment of orders from WWE for our CSRV Electric Power Generators (“CSRV Generators”). WWE plans to draw upon its $1.6 billion lease finance commitment to fund the purchases of the CSRV Generators from us. Upon commencement of production, our revenues, profits and operating cash flows will initially be dependent on a single customer, WWE. The Company intends to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, intends to manufacture the generator engine in the two following ways:

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

The current economic worldwide economic crisis could have a negative impact on our plans as previously discussed.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and, as of September 30, 2008, had a Stockholders’ Deficiency of approximately $2,607,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditors’ Report as of December 31, 2007 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company, certain of its officers and directors and other related and unrelated parties were named as defendants in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. Plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to stock of the Company if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company's restricted Common Stock. On February 13, 2007, the Superior Court of New Jersey dismissed the complaint “with prejudice.” The plaintiffs and a third party defendant filed notices of appeal.  Oral argument before the appellate court was held on April 8, 2008 and its decision was released on May 8, 2008. The trial court’s dismissal of H. Alton Neff’s (“Neff”) claims against the Company and George J. Coates was affirmed.  The claims of 1107 were reinstated and the defenses of two of the other named defendants to the counterclaim and third party complaint of the Company and George J. Coates were reinstituted. The Company will pursue counterclaims and third party claims and vigorously defend against the claims of 1107.

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

Not Applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending September 30, 2008 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K and Form 8K-A

None.

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

COATES INTERNATIONAL, LTD.

Date: November 13, 2008	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: November 13 , 2008	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer