Form 10-K
period 2008-12-31
COATES INTERNATIONAL LTD \DE\
filed 2009-03-31
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐                                                                                                 Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)   ☐                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,713,360.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 26, 2009, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 273,939,732.

COATES INTERNATIONAL, LTD.

CONTENTS

PART I

Item 1.  Business

General

Coates International, Ltd. ("we", “CIL” or the "Company") has been developing over a period of more than 15 years a patented Coates spherical rotary valve system (“CSRV”) technology which is adaptable for use in piston-driven internal combustion engines of many types.   Independent testing of various engines in which we incorporated our CSRV technology (“CSRV Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV system technology engines produced only ultra low levels of harmful emissions while in operation. Engines operating on the Coates CSRV system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production, since its introduction more than one hundred years ago.

The Coates CSRV system is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV System utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV system utilizes only a small fraction of the moving parts in a conventional poppet valve assembly. As a result of the design improvements, management believes that CSRV Engines will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV engines can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (“RPM’s”) and permit higher compression ratios with lower combustion chamber temperatures, enabling the CSRV Engine to produce more power than equivalent, conventional engines. The extent to which higher RPM range, greater volumetric efficiency and thermal efficiency are achieved is  a function of the engine design and application.

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of stock, through capital contributions, loans made by the Coates Trust, through a sale-and-leaseback transaction related to our principal facility, and from the performance of contractual research and development activities involving the Coates CSRV system technology. During 2008, we reported revenues from such research and development of approximately $1,813,000 and recognized a portion of a gain on sale of land and building of approximately $1,495,000. These two sources of income enabled us to report the first full year net income in our history of approximately $874,000. Prior to 2008, we had only received a minimal amount of revenues, a number of years ago, from a small number of sales of CSRV Engines, and from research and development activities. Prior to 2008, we had not been profitable and had incurred substantial net losses since our inception, including a net loss for the year ended December 31, 2007 of approximately $2,539,000. The accumulated losses at December 31, 2008 amounted to approximately $21,848,000. We may become unprofitable again and continue to be unprofitable until the CSRV Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues and revenues from research and development activities. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, write-off of certain offering costs and general and administrative expenses in connection with our operations.

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey (outside of New York City). We maintain websites at the following addresses: www.coatesengine.com and www.mostadvancedengine.com. Through a link on our website to the SEC website, www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our Code of Business Conduct and Ethics for our directors, officers and employees can be viewed on our website at www.coatesengine.com.  We will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

Background

The internal combustion engine has been in use for more than 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new internal combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960's and 1970's, most internal combustion vehicle engines in the United States were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 35 percent. The rest of the engine's power is lost in friction, pumping and heat loss. When it was determined that lead additives in fuel had an adverse effect on the environment, the use of unleaded gasoline became federally mandated.  Unleaded gasoline is less desirable fuel than leaded gasoline when considering fuel density and efficiency. The early use of unleaded gasoline created a number of design problems, principally related to overheating of the engine combustion chamber, pre-ignition and resultant damage.  That problem was largely addressed by lowering engine compression ratios, but at a cost of reduced efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can be increased by increasing “volumetric efficiency” at maximum RPM’s, but conventional valves tend to “float” or bounce at higher RPM’s and are consequently unable to deliver adequate air and fuel to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of valves per cylinder, but this approach created other problems that cause unburned fuel to escape through the exhaust valves leading to a loss of power, lower gas mileage and increased pollutants. In addition, variable valve timing partially solved some of these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage. Furthermore, conventional valves with solid “valve lifters” as opposed to hydraulic valve lifters must have clearances readjusted periodically. In sum, conventional “poppet” valves have been the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life.

Conventional poppet valves also have significant environmental deficiencies. Conventional exhaust valves are lubricated with engine oil which burns in combustion and is expelled directly into the atmosphere. Intake valves are also lubricated with engine oil, which is washed off and forced into the combustion chamber with the air and fuel mixture. This slows down the combustion process and produces further emissions and eventually clogs the catalytic converter. Poppet valve engines cannot use high compression ratios because they will become red hot and pre-ignition will be experienced.

Management believes that the patented CSRV system technology solves or significantly mitigates these problems. Coates spherical rotary valves are vented and charged on the opposite side of each valve sphere and rotate away from the combustion chamber reducing engine combustion chamber heat and allowing higher compression ratios that make the engine significantly more efficient and powerful.

We have adapted our patented technology to natural gas fueled industrial electric power engine generators and intend to commence production upon securing sufficient new sources of working capital for this purpose.

Markets

The design of the Coates CSRV system technology provides us with the flexibility to retrofit our existing internal combustion engines of all sizes and applications to appeal to a number of different geographic and product markets. In addition, the CSRV system technology has been designed to operate effectively on a wide range of alternative fuels. Accordingly, there are no technical barriers that need to be overcome in order to strategically target economically feasible markets for products powered by internal combustion engines including, but not limited to the following: engines for electric generators for various applications ranging from home use to the largest industrial complexes to augmented “grid” installations; engines to power motorcycles, automobiles, light trucks, heavy trucks, machinery, railroads, marine engines, military equipment, light aircraft, helicopters, lawn mowers, snowmobiles and jet skis, etc.

According to data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2007” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Total
135,932,930	834,436	110,497,239	247,264,605

Strategy

Our long-term objective is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers and sales and distribution of internal combustion engines for a wide variety of uses. Our primary targeted market is the industrial electric power generator market. We have adapted the CSRV System to manufacture our 14.0 liter inline, 6-cylinder, 855 cubic inch engine generator fueled by natural gas. We have been informed by Compliance and Research Services, Inc. of Plainfield New Jersey, a federal Environmental Protection Agency-recognized, independent testing facility, that our product as described above complies with the governmental standards as set forth in Title 40 of the Code of Federal Regulations Part 1048, that regulates environmental standards for natural gas powered industrial engines. In parallel to penetrating the commercial/industrial generators market, we intend  to adapt the CSRV System to be used in other markets in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

We have recently completed development of the CSRV System-based generator engine and are preparing to commence the production phase of our operations. Initially, we intend to sell the engine/generators to Well to Wire Energy, Inc. ("WWE"). WWE has delivered a firm purchase order for over 7,400 CSRV system technology Industrial Electric Power Generators intended to be installed in oil fields throughout Canada. Fulfillment of these orders is expected to occur over a five year period. We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the generator engine in the two following ways:

●
Assembly – to develop assembly lines within our premises.  We have been evaluating proposals from certain state officials interested in securing our commitment to establish large scale manufacturing operations within their state and expect to make a final decision in this regard during 2009. In March 2009, a formal committment from the State of Oklahoma outlining a package of various business and tax incentives that we would be eligible for if we agreed to set up large scale manufacturing operations in the city of Miami, Oklahoma. The package of business and tax incentives can be earned based on the extent to which we create qualified new jobs and make qualified capital expenditures. The maximum amount of business and tax incentives that we could earn under this commitment is approximately $788,000,000. When the demand for our products justifies it, we will take the required steps in order to increase our work force.  We anticipate that we will recruit a significant number of new employees and make substantial capital expenditures in connection with establishing such large scale operations.

●	Licensing the technology to Original Equipment Manufacturers (“OEM'S”) – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with original equipment manufacturers and/or distributors, additional payments from WWE for the Escrow Release Payment and US Licensing fees, positive working capital generated from sales of our CSRV products to WWE and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Material Agreements

License Agreement – George J. Coates and Gregory Coates

On October 23, 2006, we signed a license agreement with George J. Coates and Gregory Coates (the “New Coates License Agreement”), that replaces license agreements signed on December 22, 1997 and November 10, 2005. On April 6, 2007, the New Coates License Agreement was amended and restated (the “Amended Coates License Agreement”). The Amended Coates License Agreement became effective upon execution. Under the Amended Coates License Agreement, George J. Coates and Gregory Coates granted us an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV System technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with us. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined.

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

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, we signed a sublicense agreement with WWE, an oil and gas company in Canada. This agreement exclusively licenses within Canada the use of the Coates technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made at that time. A separate research and development agreement provided for WWE to pay us a $5,000,000 fee in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. As of March 26, 2009, we have been paid a total of approximately $3,528,000 by WWE under these agreements.

Additional provisions of the Canadian License agreement are as follows:

●	WWE shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV System technology within Canada for use in the oil and gas industry.
●	WWE will have a specified right of first refusal to market the electric power generators worldwide in the oil and gas industry and landfill operations.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per generator shall be $150,000. In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such a case, WWE would retain non-exclusive rights to continue to use the Coates generator engine in the territory of Canada.

●	WWE shall not be required to pay us any royalties as part of the agreements between the parties.
●	All licensed rights under the Coates License Agreement related to the CSRV System technology will remain with Coates.

In April 2008, we entered into a conditional second sublicense agreement with WWE for the territory of the United States (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of Coates CSRV Systems as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due, at the date of the Escrow Agreement, to us in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to us totaling $1.5 million in prior years. For the year ended December 31, 2008, we received approximately $1,813,000 of non-refundable payments from WWE which have been recognized as research and development revenue. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At March 26, 2009, the remaining balance of the Release Payment was approximately $7,472,000. Interest on the unpaid balance at 5% per annum of approximately $298,000 is also due. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, our cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the full amount of the Release Payment required under the Escrow Agreement to be made by September 30, 2008 (the “Extended Payment Period”). In recognition of WWE’s good faith effort to pay the Release Payment as evidenced by the aggregate non-refundable payments already made under the Escrow Agreement, in October 2008, we agreed to accommodate WWE’s request for an additional extension of time to pay the full amount of the Release Payment under the Escrow Agreement.

The Extension Agreement provides that WWE shall have until April 30, 2009 to pay the full balance of the Release Payment (the “Payment Extension Date”). Interest shall be payable at the compounded rate of 5% per annum on the unpaid balance of the Release Payment.  Such interest shall be recognized as income upon receipt from WWE. The Extension Agreement also provides that the 75% of the net proceeds from any offer of securities by WWE shall be applied towards the Release Payment until the balance is paid in full. Should WWE fail to pay the entire balance of the Release Payment by the Payment Extension Date, we would be entitled to retain all monies paid and the research and development agreement, License Agreements and Escrow Agreement would become automatically canceled without WWE having any rights of redemption or reinstatement.

The US License would, if WWE is able to satisfy the Escrow Agreement release provisions, grant to WWE the right to use, sell and lease Licensed Products  manufactured by us as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components, CSRV Engines for the Oil and Gas Industry and Landfills.

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV Valve System from us or our designee. The license granted to WWE is exclusive within the Territory, provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry and landfill operations.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments commencing October 27, 2008 in an amount equal to WWE’s prior quarter net profits. As WWE has not generated a net profit to date, no quarterly installment payments have been required. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such offering.

In May 2008, WWE secured an equipment lease finance commitment from Canada West Corporate Finance, Inc. (“Canada West”), which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with us. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.  On October 1, 2008, this financing agreement was reconfirmed, expanded in scope and increased in amount.  WWE can now depend on this agreement to finance any of its purchases of equipment from us. In addition, the price per unit that may be paid to us by WWE under this facility was increased to $222,000. Accordingly, should WWE fulfill its five year business plan, this agreement could exceed an aggregate amount of $1.6 Billion. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty for borrowers. Accordingly, there can be no assurance that tight credit markets will not affect the availability of funds under the financing commitment obtained from Canada West by WWE.

License Agreement with Coates Motorcycle Company, Ltd.

On April 30, 2003, we amended our license agreement with Coates Motorcycle (the “Amended Motorcycle License Agreement”).  Pursuant to a prior license agreement, we granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle.  In addition, we had an anti-dilution right. The Amended Motorcycle License Agreement expanded the license rights granted and removed the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, we own 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest.  We are under no obligation to provide any funding or support to Coates Motorcycle under any circumstances. Under the Amended Motorcycle License Agreement, we were granted an exclusive sublicense for North America, South America and Central America and their territories (collectively, the "Western Hemisphere") to make, use and sell motorcycles utilizing the CSRV Technology. At this time, Coates Motorcycle has expended all of its cash and has curtailed its operations.

Transaction with Dutchess Private Equities Fund, Ltd.

On April 26, 2007, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of our Stock over the course of up to 36 months. The amount that we shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $500,000 or 2) 200% of the average daily volume (U.S. market only) (“ADV”), multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date.  The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-three percent (93%) of the lowest closing bid price of the common stock during the Pricing Period. The pricing period shall be the five (5) consecutive trading days immediately after the Put Notice Date. There are Put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this interim period we shall not be entitled to deliver another Put Notice.

We shall automatically withdraw that portion of the Put Notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the closing bid price of the common stock for the three (3) trading days prior to the Put Date.

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we filed a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC on June 22, 2007. During the years ended December 31, 2008 and 2007, we sold 15,000 and 2,341,803 shares of our common stock, respectively, under this equity line of credit and received proceeds of approximately $8,000 and $1,216,000, respectively.

Placement Agency Agreement with Stonegate Securities, Inc.

On December 21, 2007, we entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as our placement agent.   Stonegate has the right during the Contract Period to identify for us prospective Purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the Parties. The agreement may be cancelled by either party upon ten (10) days written notice.

As compensation for services rendered by Stonegate in connection with the Placements, we have agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds from the sale of Securities in the Placements.  No fees shall be due and payable in connection with sales of Securities in the Placement to investors not introduced to us by Stonegate or by a direct or indirect party previously introduced to us as a result of the efforts of Stonegate. As compensation for its initial due diligence efforts, in 2007, we delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of our common stock.  The value of these shares on the date of issuance was approximately $85,000 and was included in general and administrative costs for the year ended December 31, 2007.

Upon closing of a Placement, we agreed to issue to Stonegate restricted shares of our common stock in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  Such number of shares to be issued to Stonegate shall be reduced by the 200,000 shares set forth above.

We shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this Placement Agreement.

Competition

Management believes that the Coates generator engine prototypes which are based on the CSRV System will provide substantially enhanced efficiencies in power generation and longevity.  We believe that the Coates generator engine will outperform other comparable natural gas-fueled electric generator engines currently utilized in the energy conversion market.

Notwithstanding our perceived competitive advantages, the power generation market is a highly competitive industry currently occupied by extremely large companies such as Caterpillar, Inc., which owns MAK, Perkins and FG Wilson, Detroit Diesel Corporation, AB Volvo, Cummins and Marathon, among others. These companies have far greater financial and other resources than we do and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates generator engine will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

Parts and Supplies

To date, management has utilized the services of various vendors and manufacturers available throughout the United States to provide all of the parts necessary to assemble the Coates generator engine. We expect to continue to purchase all of our raw materials and parts, manufactured to our specifications, from a wide assortment of suppliers. We have signed a letter of intent with Marathon Electric Manufacturing Corp. for the supply of generators and components. We also entered into an agreement with Cummins Power Systems (part of Cummins Inc.) to supply industrial engine blocks and components to us for our manufacturing activities. We intend to commence the assembly of the Coates generator engines at our New Jersey facility and to acquire additional facilities to increase our manufacturing capacity, as needed.

Licenses and Patents

The Amended Coates License Agreement grants us an exclusive, perpetual, royalty-free, fully paid-up license to use in North, Central and South America, all intellectual property rights that are currently owned or controlled by the licensors that directly relate to an internal combustion engine that includes the CSRV Engine. The license also covers any new or improved technology and related intellectual property rights that are directly related to the CSRV Engine developed by the licensors during their employment with us.

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

Environmental Regulatory Compliance

All of our new engines, including the Coates generator engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates generator engine. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or Licensee becomes responsible for complying with applicable governmental standards in their territory.  Our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. Our ability to comply with applicable and future emissions standards is necessary for us to enter the power generation and other markets. Failure to comply with these standards could result in material adverse effect on our business and financial condition.

Employees

At December 31, 2008, we had 8 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as administrative manager for the Company. We subcontract for certain labor services, parts and materials from Coates Precision Engineering, Inc., a corporation owned by George J. Coates, to which, during the years ended December 31, 2008 and 2007, we paid approximately $500 and $5,000, respectively.

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

The following risk factors relate to our financial condition:

Going Concern

As shown in our financial statements beginning on Page F-1, we have incurred recurring losses from operations through 2007, and as of December 31, 2008, had a Stockholders’ Deficiency of approximately $1,098,000. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2009 with respect to our financial statements as of and for the year ended December 31, 2008 that these circumstances raise substantial doubt about our ability to continue as a going concern.

Management has been closely monitoring variable costs and intends to restrict such variable costs to those expenses that are necessary to complete activities related to preparing for commencement of the production phase of operations, identifying additional sources of working capital and general administrative costs in support of such activities. We continue to actively seek new sources of working capital. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have significant immediate capital needs, and our ability to raise funds is highly uncertain.

We will need additional financing in the near future for a number of uses, including:

●	Purchasing raw material inventory and hiring plant workers to commence our production phase
●	Expanding manufacturing capacity
●	Developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production
●	Developing our engineering, administrative and marketing and sales organizations
●	Expanding our research and development programs with respect to the basic CSRV technology and applying the CSRV technology to engines used in various commercially viable applications
●	Implementation of new systems, processes and procedures to support growth.

Additional financing may not be available on terms acceptable to us or may not be available at all.

As with any business, many aspects of our operations and our future outlook are subject to events and influences which are not within our control, such as the current worldwide economic crisis.  This could have an adverse impact on us and our results of operations. For example:

●
The current severe limitation on the availability of credit and investor uncertainty could result in delays or the inability to acquire additional working capital needed to commence meaningful production.

●	WWE may experience additional challenges and delays in raising additional equity capital needed to make the remaining balance of the Release Payment due to us under the Escrow Agreement.
●	Demand for our technology and products could be significantly reduced.
●	Estimates used in the preparation of our financial statements may need to be revised.

The following risk factors relate to our Product Development:

To date, we have only received a portion of the revenues from our research and development agreement with WWE and a number of years ago, from a small number of sales of engines, which incorporated the CSRV technology and from research and development activities in connection with a terminated license agreement. Until 2008, we have never been profitable for a full fiscal year. Our net income in 2008 of approximately $874,000 included a portion of the gain on sale of property in the amount of approximately $1,495,000.

None of the cash needed to finance our business has come from sales of engines in recent years. We expect to continue to incur losses until we commence production and sale of products incorporating our CSRV system technology. We may not be profitable or operating cash flow positive in 2009 unless we receive payments from WWE as described under “Material Agreements” above, can begin to generate positive cash flows from sales or receive cash proceeds from new licensing agreements for our CSRV system technology.  In addition, we may not be profitable or operating cash flow positive for several additional years after 2009.

The Coates Engine may not have the performance characteristics and longevity that we expect.

The Coates Engine has been tested in a “real world” environment to a very limited degree. Commercial use of our industrial engines may not have the performance characteristics that we expect. Similarly, until the Coates Engine has been in use for a substantial period of time, there is no certain way to ascertain its expected longevity. Superior performance and longevity are essential elements of our ability to penetrate the power generation and other markets. Our failure to do so would have a material adverse effect on our business and, unless remedied on a timely basis, we might  be forced to close our operations.

The following risk factors relate to our Business:

We are significantly dependent on our founder, George J. Coates.

We are significantly dependent on our founder, George J. Coates, and to a lesser extent his son, Gregory Coates. We expect that our future market capitalization will be highly dependent on the productivity of George Coates. If the employment of George Coates was to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we might have to discontinue operations. We do not maintain key person insurance on either George J. Coates or Gregory Coates.

Our industry is subject to intense competition, and our competitors are well-entrenched and are among the world’s largest companies.

The power generation market is a highly competitive industry currently occupied by extremely large companies. These companies have far greater financial and other resources than we do and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates Engine will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

Our short term business success is highly dependent upon our United States and Canadian licensing and research and development agreements with WWE.

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement with WWE represent potential new sources of cash due to us totaling approximately $8.0 million during 2009. In addition, the annual minimum purchase requirements under the both the United States and Canadian licensing agreements of 120 engine generators per year will not become effective unless WWE pays us the remaining balance of the Release Payment on a timely basis.  WWE is a privately held company. Its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital. As of March 26, 2009, WWE has made nonrefundable payments to us aggregating approximately $3,528,000. There can be no assurance that WWE will be successful in raising the additional equity capital required for this purpose.  To the extent that WWE is not successful or experiences delays in raising such new equity capital, our cash flow, results of operations and financial condition could be adversely affected.  We are continuing discussions with a number of other third parties for the licensing of our technology; however, there can be no assurance that we will be able to secure new licensing agreements.

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

We need to hire, train and retain additional employees for all aspects of our business if we are to achieve our sales goals. Our success will also depend on our ability to attract and retain a staff of qualified managerial and engineering personnel. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would have a material adverse effect on our business and operations.  In particular, we need trained engineers and sales personnel to educate potential customers and provide post-installation customer support.

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

George J. Coates, together with members of his family and related trusts, beneficially own more than 80% of the outstanding shares of common stock at March 26, 2009 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions.

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

Trading in our common stock may be volatile, which may result in substantial declines in its market price.

Our common stock is likely to experience significant volatility in response to periodic variations in:

●	Our success in commencing our production phase of operations
●	Results of testing of the CSRV technology as it is designed into various commercially feasible applications
●	Our prospects for entering into new potentially profitable license agreements for our technology
●	Performance of the Coates Engine in the field
●	Improvements in engine technology by our competitors
●	Changes in general conditions in the economy or the financial markets

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

The sale of our common stock to Dutchess Private Equities Fund, Ltd. in accordance with the Investment Agreement will have a dilutive impact on our shareholders.  As a result, our net income per share, if any, could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to Dutchess Private Equities Fund, Ltd. in order to drawdown on the Equity Line of Credit. If our stock price decreases, then our existing shareholders would experience greater dilution.

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

Our  common  stock to be issued  under the  Investment  Agreement  will be purchased at a seven percent (7%) discount  to the lowest  closing  bid price  during the five trading days immediately following our notice to Dutchess Private Equities Fund, Ltd. of our election to exercise our “put” rights.  Each issuance of shares of our common stock will dilute the value of each share of common stock due to the increase in the number of outstanding shares. Dutchess Private Equities Fund, Ltd. has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Dutchess Private Equities Fund, Ltd. sells our shares, the price of our common stock may decrease.  If our stock price decreases, Dutchess Private Equities Fund, Ltd. may have a further incentive to sell such shares.  Accordingly, the discounted sales price in the Investment Agreement may cause the price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

N/A

Item 2.  Properties.

Our executive offices and testing facility are located in an approximately 25,000 square foot building in Wall Township, New Jersey, outside of New York City.  We entered into a sale/leaseback arrangement covering this property, which expires November 30, 2011.  This lease agreement with the purchaser provides for monthly payments of $32,500 over a six year period. Under the lease agreement, we are responsible for all real estate taxes and operating expenses of the property, including insurance.

In our research and development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, dynamometers emission testing machines and computerized drafting and printing equipment. All such equipment is in good condition.

Item 3.  Legal Proceedings.

In March 2004, CIL, certain of its officers and directors and other related and unrelated parties were named as co-defendants, along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by CIL and WWE against Gary Sommer, a principal of one of the plaintiffs. A plaintiff contends that he is the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from us provided, inter alia, that a $500,000 deposit made by 1107 to us would convert to shares of our restricted common stock if certain conditions were not met by 1107. We maintain that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of our restricted common stock. Mr. Neff’s claims against CIL and George Coates had been dismissed by the trial court. That dismissal was affirmed on appeal and the claims of two other plaintiff companies were reinstated by the appellate court upon payment by plaintiffs of a court imposed sanction of $7,500. An additional sanction and costs were paid to WWE. The claims asserted by all of the parties were settled in March 2009 through mediation. Pursuant to the terms of that settlement, CIL and WWE agreed to pay 1107 a total of $185,000. The obligation to fund the settlement was shared equally by us and WWE. Our $92,500 portion of the settlement has been accrued and is included in accounts payable and accrued liabilities our financial statements as of December 31, 2008. All parties executed mutual releases and all claims have been dismissed with prejudice, without costs to any party. As a condition of the settlement, Mr. Sommer endorsed to CIL a stock certificate evidencing 25,000 shares of our common stock. The shares of stock evidenced by that stock certificate have been retired and restored to authorized, unissued common stock status. We were not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of our common stock.

In April 2007, we received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to us. We have notified the holder of this note that we do not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. At this time, it is not possible to reasonably estimate the outcome of this matter, and, accordingly, no amount has been accrued.

Mark D. Goldsmith, a former executive of CIL, filed suit on January 25, 2008, in which he asserts that we are liable to him for breach of an employment contract. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. We intend to vigorously defend this lawsuit and have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities in order to induce us and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of CIL. We believe that Mr. Goldsmith's claims have no basis in fact, and, accordingly that the outcome of this legal action will not be material to our financial condition or results of operations. Mr. Goldsmith has been served interrogatories, provided a notice to produce documents and give deposition. On April 8, 2008, we received notice that the court assigned this matter to mandatory mediation. A mediation session was held on June 23, 2008. Mediation was not successful. Mr. Goldsmith's deposition was taken on February 10, 2009. We are evaluating whether the information disclosed in that deposition warrants the filing of a dispositive motion. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims.

We have without prejudice to our position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary during 2007. Although we do not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount has been included in accounts payable and accrued liabilities our financial statements.

We are not a party to any other litigation that is material to our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

•	No matters were submitted to a stockholder vote in 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock began trading on the Over the Counter Bulletin Board (“OTC Bulletin Board”), ticker symbol COTE, on February 26, 2007.  The closing price of the common stock on March 26, 2009 was $0.36 per share. The high and low bid prices for trading of our stock for each of the quarters during 2008 and the partial trading period in the 1st Qtr of the 2007 and the three full quarters of 2007 are as follows:

	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
High	$0.58	$0.57	$0.46	$0.45
Low	$0.35	$0.28	$0.11	$0.13
	For the trading period from February 26 to March 31, 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
High	$4.00	$2.05	$0.85	$0.85
Low	$0.15	$0.2465	$0.25	$0.25

Holders

At March 26, 2009 the number of holders of record of our common stock was 800.

Recent Sales of Unregistered Securities

In March 2009, we sold 838,096 shares of our common stock, 333,333 warrants to purchase one share of our common stock at an exercise price of $0.30 per share and 85,714 warrants to purchase one share of our common stock at an exercise price of $0.35 per share in a private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our securities authorized for issuance as of March 26, 2009, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation plans approved by security holders	3,525,000	$0.37	8,975,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	3,525,000	$0.37	8,975,000

Our 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by our Board of Directors in October 2006.  In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.

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

Issuer Purchases of Equity Securities.

On September 15, 2008, the Board of Directors approved a plan to repurchase up to 2 million shares of our outstanding common stock from time-to-time until expiration of this plan on December 31, 2009. This plan was not publicly announced in a tender offer or other notice for the purpose of identifying shareholders desirous of selling shares to us. In accordance with this plan, the following shares were purchased on the Over the Counter Bulletin Board through a stockbroker.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 2008	300,000	$0.30	-	1,700,000
Total	300,000	$0.30	-	1,700,000

Item 6. Selected Financial Data.

N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also completed designing and retrofitting the CSRV technology into a diesel engine for heavy trucks. The next steps on this diesel truck engine include completing the mapping of the computer circuitry for certain truck functions powered by the engine and testing.  Limited production of CSRV electric power engine generators to fulfill orders from WWE has been temporarily delayed in order to commit our full attention to an important new opportunity in China and in order to secure additional working capital for production parts. We have been developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.  This includes searching for the optimal location, shipping logistics, manufacturing facility and qualified labor pool for such large scale manufacturing.  We continue to actively seek out new sources of working capital to fund our manufacturing activities. We are also engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the technology to third party OEM's for multiple other applications and uses.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues for the year ended December 31, 2008, which amounted to approximately $3,308,000, consisted of revenues from research and development of approximately $1,813,000 and recognition of a gain on sale of land and building of approximately $1,495,000.  The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with WWE established in connection with our licensing and research and development agreements. We did not have any revenues in 2007. Our principal business activities and efforts during 2008 and 2007 were devoted to (i) completion of the research, development, manufacturing and testing of the prototype Coates Engines for WWE, (ii) applying our technology to engines for products in additional economically viable  markets, (iii) developing plans for transitioning to large scale manufacturing in the event that our technology achieves widespread market acceptance; and, (iv) undertaking efforts to raise additional working capital.

Research and development expenses increased to approximately $676,000 in 2008 from approximately $606,000 in 2007. This increase primarily resulted from an increase in research and development labor costs to approximately $436,000 in 2008 from approximately $284,000 in 2007 and an increase in inventory utilized in research and development activities in 2008 to approximately $78,000 from approximately $30,000 utilized in 2007, partially offset by a decrease in stock-based compensation expense included in research and development expenses to approximately $162,000 in 2008 from approximately $286,000 in 2007.

We achieved a reduction in general and administrative expenses to approximately $1,274,000 in 2008 from approximately $1,493,000 in 2007. This approximately ($219,000), or (14.7%) decrease primarily resulted from the elimination of offering costs of approximately ($100,000), a reduction of stock-based compensation expense included general and administrative expenses amounting to approximately ($73,000), a reduction in legal and professional fees of approximately ($42,000), a reduction in testing expenses of approximately ($31,000), a reduction of compensation and benefits included in general and administrative expenses of approximately ($26,000), a reduction of office expenses incurred of approximately ($12,000) and a reduction of parts expense of approximately ($10,000),  partially offset by an increase in rent expense upon recognition of the sale of land and building subject to the sale/leaseback agreement of approximately $33,000, an increase in marketing and trade show expenses of approximately $28,000 and an increase in other general and administrative expenses.

Depreciation and amortization expense decreased to approximately $36,000 in 2008 from approximately $49,000 in 2007 primarily as a result of discontinuing depreciation on equipment that became fully depreciated.

A loss on settlement of litigation amounting to $92,500 for the year ended December 31, 2008 resulted from the settlement in March 2009 of litigation discussed more fully in Item 3, Legal Proceedings. This amount has been accrued and is reflected in accounts payable and accrued liabilities in our financial statements. No loss on settlement of litigation was incurred in 2007.

Total operating expenses for the years ended December 31, 2008 and 2007 were approximately $2,079,000 and $2,148,000, respectively, representing a decrease of approximately ($69,000), which was primarily attributable to a reduction in general and administrative expenses and depreciation and amortization discussed above, partially offset by the loss on settlement of litigation recorded in 2008 and higher research and development costs relating to the application of the CSRV technology to internal combustion engines used in other commercially viable products, compared with 2007 when the research and development was primarily focused on refining development of the natural gas fueled electric power engine generator. Approximately $559,000 and $404,000 for the years ended December 31, 2008 and 2007, respectively, represented labor charges.

Income from operations of approximately $1,230,000 was earned in 2008 compared with an operating loss of approximately ($2,148,000) in 2007, representing an improvement in our operating results of approximately $3,378,000.  This improvement was achieved through the recognition of approximately $1,813,000 of revenues from research and development, a gain on sale of land and building of approximately $1,495,000 and a reduction in operating expenses of approximately $69,000.

Interest expense decreased to approximately $361,000 in 2008 from approximately $394,000 in 2007. This decrease primarily resulted because of the recognition of the sale of our land and building under the sale/leaseback agreement, upon the lapsing in November 2008, of the option to repurchase the property. Up until that time, payments under the sale/leaseback were recorded as interest expense under the finance method of accounting. Commencing in December 2008, payments are being recorded as rent expense in accordance with the proper accounting for an operating lease.

In 2008 and 2007, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

For the year ended December 31, 2008 we generated net income of approximately $874,000 or $0.00 per share, as compared to a net loss of approximately ($2,539,000) or ($0.01) per share for 2007.

Liquidity and Capital Resources

Our cash position at December 31, 2008 was approximately $722,000, a decrease of approximately ($237,000) from the cash position of approximately $959,000 at December 31, 2007. We had a working capital deficit of approximately ($34,000) at December 31, 2008 which represents an approximately ($450,000) decrease from the approximately $416,000 of positive working capital at December 31, 2007. Our current liabilities of approximately $1,248,000 at December 31, 2008 increased by approximately $300,000 from approximately $948,000 at December 31, 2007.

Operating activities utilized cash of approximately ($156,000) for the year ended December 31, 2008, a decrease of approximately $1,963,000 from the cash utilized for operating activities of approximately ($2,119,000) for the year ended December 31, 2007. Cash utilized by operating activities in the year ended December 31, 2008 results primarily from a cash basis net loss of approximately ($368,000) (after deducting a non-cash gain on sale of property of approximately $1,495,000 and adding back non-cash expenses for stock-based compensation expense of approximately $217,000 and depreciation and amortization of approximately $36,000), an increase in inventory of approximately $85,000 and an increase in prepaid and other assets of approximately $2,000, offset by an increase in accounts payable and accrued liabilities of approximately $300,000.

No cash was utilized for investing activities during the year ended December 31, 2008 as compared with approximately $8,000 utilized during the year ended December 31, 2007 for the purchase of property, plant and equipment.

For the year ended December 31, 2008, we utilized cash of approximately ($82,000) for financing activities, which consisted of the repurchase of shares of common stock at a cost of approximately ($90,000) offset by proceeds from the issuance of common stock of approximately $8,000.

We have incurred recurring losses from operations through 2007, and as of December 31, 2008, had a Stockholders’ Deficiency of approximately $1,098,000. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2009 with respect to our financial statements as of and for the year ended December 31, 2008 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2008, we restricted variable costs to only those expenses that are necessary to perform activities related to research and development and general administrative costs in support of such activities. During the years ended December 31, 2008 and 2007, we raised approximately $8,000 and $3,006,000, respectively, of new working capital from sales of our common stock and from issuance of convertible notes.

We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts. Under our definitive agreement with Dutchess Private Equities Fund, Ltd., at our option, we can access to up to an additional $8,776,000 of funding through further sales of our common stock.

In March 2009, we sold 838,096 shares of our common stock 333,333 warrants to purchase one share of our common stock at an exercise prise of $0.30 per share and 85,714 warrants to purchase one share of our common stock at an exercise price of $0.35 per share in a privates sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000.

Our  financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Additional Release Payments are currently due us amounting to approximately $7,472,000, after reflecting $215,000 of payments in February 2009 under the Escrow Agreement with WWE. This amount represents a potential new source of working capital for us. In addition, the annual minimum purchase requirements under both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective upon the commencement of production of the natural gas fueled industrial electric power engine generators for WWE (“WWE Generators”). WWE is a privately held company. Its ability to make the Release Payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital. Thus far, WWE has made nonrefundable payments to us totaling $1.5 million in prior years, approximately $1,813,000 in 2008 and another approximately $215,000 in 2009. There can be no assurance that WWE will be successful in raising the additional equity capital required for this purpose.  We are continuing discussions with a number of other third parties for the licensing of our technology; however, there can be no assurance that we will be able to secure new licensing agreements.

On December 21, 2007, we entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as our placement agent.   Stonegate has the right during the Contract Period to identify for us prospective Purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the Parties. The agreement may be cancelled by either party upon ten (10) days written notice.

As compensation for services rendered by Stonegate in connection with the Placements, we have agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds from the sale of securities in the Placements.  No fees shall be due and payable in connection with sales of securities in the Placement to investors not introduced to us by Stonegate or by a direct or indirect party previously introduced to us as a result of the efforts of Stonegate. As compensation for its initial due diligence efforts, in 2007, we delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of our common stock.  The value of these shares on the date of issuance was approximately $85,000, which was included in general and administrative expenses in our financial statements for the year ended December 31, 2007.

Upon closing of a Placement, we agreed to issue to Stonegate restricted shares of our common stock in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  Such number of shares to be issued to Stonegate shall be reduced by the 200,000 shares set forth above.

We shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this Placement Agreement.

We will continue our efforts to seek new sources of additional funding for our working capital in 2009 in order to further support our operations.  Such sources of working capital and new funding being pursued by us include (i) additional non-refundable payments of the Release Payment under the Escrow Agreement with WWE, (ii) payments for WWE Generators ordered by WWE as they are completed from the proceeds of the lease finance commitment that WWE has obtained from Canada West Corporate Finance, Inc., (iii) direct investment and/or finance facilities in private transactions with institutional investors, (iv) new equity investment and/or up front licensing fees from prospective new sublicensees, (v) proceeds of stock issued to Dutchess Private Equity Fund, Ltd. in connection with the Equity Line of Credit facility; (vi) a private placement of equity securities with the assistance of Stonegate and, (vii) cash down payments from potential new customers. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

Current liabilities are primarily comprised of approximately $708,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, other legal and professional fees of approximately $177,000, approximately $132,000 of accrued compensation due to a former director/executive officer, an accrued liability for a litigation settlement of approximately $92,000 and accrued vacation benefits.

Payments for rent, interest, real estate taxes and insurance under our sale/leaseback agreement amount to approximately $465,000 per year. We have employment agreements in place that provide for minimum annual salary payments to three of our executives aggregating $400,000. This amount would increase to approximately $675,000 upon achieving an adequate level of working capital as defined in the employment agreements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2008:

		Amount Due Within
	Total	2009	2010	2011

Lease Obligations	$1,137,500	$390,000	$390,000	$357,500
Employment Agreements(1)	1,133,000	400,000	400,000	333,000
Total	$2,270,500	$790,000	$790,000	$690,500

(1) Our obligation under employment agreements would increase to $675,000 per annum through October 17, 2009 and to $550,000 for the period from October 18, 2009 through October 23, 2011, upon achieving an adequate level of working capital, as defined.

Total non-cash compensation cost related to nonvested stock options at December 31, 2008 that has not been recognized was approximately $82,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 1.4 years.

New Accounting Pronouncement

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on our financial condition, results of operations or cash flows.

Plan of Operation

We have recently completed development of the CSRV System-based generator engine and are preparing to commence the production phase of our operations. Initially, we intend to sell the engine/generators to WWE. WWE has delivered a firm purchase order for over 7,400 CSRV system technology Industrial Electric Power Generators intended to be installed in oil fields throughout Canada over a five year period. Once production of these orders commences, fulfillment is expected to occur over a five year period. We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the generator engine in the two following ways:

●
Assembly – to develop assembly lines within our premises.  We have been evaluating proposals from certain state officials interested in securing our commitment to establish large scale manufacturing operations within their state and expect to make a final decision in this regard during 2009.  In March 2009, we received a formal committment from the State of Oklahoma outlining a package of various business and tax incentives that we would be eligible for if we agreed to set up large scale manufacturing operations in the city of Miami, Oklahoma. The package of business and tax incentives can be earned based on the extent to which we create qualified new jobs and make qualified capital expenditures. The maximum amount of business and tax incentives that we could earn under this commitment is approximately $788,000,000. When the demand for our products justifies it, we will take the required steps in order to increase our work force.  We anticipate that we will recruit a significant number of new employees and make substantial capital expenditures in connection with establishing such large scale operations.

●	Licensing the technology to Original Equipment Manufacturers (“OEM's”) – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM's and/or distributors, additional payments from WWE for the Escrow Release Payment and US Licensing fees and positive working capital generated from sales of our CSRV products to WWE and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Index to Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of  our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CAO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our CEO and CAO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our board of directors and our executive officers as of March 26, 2009. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates. The Board of Directors did not meet during the year ended December 31, 2008.

Name	Age	Position

George J. Coates	68	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	38	Director and President, Technology Division

Barry C. Kaye	55	Director, Treasurer and Chief Financial Officer

Dr. Richard W. Evans	77	Director and Secretary

Dr. Frank Adipietro	51	Director *, **

Glenn Crocker	60	Director *, **, ***

Dr. Michael J. Suchar	53	Director *, **

Richard Whitworth	60	Director *, **, ***

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

            Barry C. Kaye became a director of the Company on October 24, 2006 and has been serving as our Treasurer and Chief Financial Officer since October 18, 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey.  Mr. Kaye is also the Vice President, Finance and Operations for Corporate Subscription Management Services LLC, a company that provides comprehensive knowledge resources management services to large companies and organizations. From 1999 to 2007, he was an Executive Business Consultant with BCK Business Consulting which provided various business consulting services to the business community. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel, a registered broker-dealer that distributes bonds of the government of Israel.  He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc., a company engaged in sales and distribution of video games and other forms of digital entertainment media from 2003 to 2004.  From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation, a $3.5 billion company engaged in sales and distribution of consumer electronics, office equipment products and microelectronic components, where he was responsible for all finance and “back office” operations. From 1976 to 1987, Mr. Kaye was a Senior Audit Manager for Arthur Andersen & Co.  He is a member of the American Institute of Certified Public Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants.  Mr. Kaye received his Bachelor of Science in Accounting degree, graduating with Cum Laude distinction from Brooklyn College of the City University of New York.

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

Glenn Crocker became a director of the Company on October 24, 2006. Mr. Crocker, who holds an MBA degree in Engineering Design, has been working for most of the past thirty five years as a designer and design engineer with various vehicle manufacturers including Ford Motor Company, British Leyland, Mercedes Benz, Volvo Cars, Saturn, GM and BMW, among others.

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

Audit Committee

The audit committee’s responsibilities include:  appointing, approving the compensation of, and assessing the independence of our independent auditor;  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor;  reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;  discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements.

All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee.

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We have not been able to identify a qualified audit committee financial expert to serve in such capacity.

During the year ended December 31, 2008, the Audit Committee held four meetings. In connection with the audit of our financial statements as of and for the years ended December 31, 2008 by Weiser, LLP (“Weiser”), our Independent Public Accounting Firm, our audit committee has discussed with Weiser the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the audit committee has received the written disclosures and the letter from Weiser required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Weiser their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for the years ended December 31, 2008 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee

The compensation committee’s responsibilities include:
●	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;
●	determining the compensation of our chief executive officer;
●	reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;
●	overseeing an evaluation of our senior executives;
●	overseeing and administering our cash and equity incentive plans; and
●	reviewing and making recommendations to our board with respect to director compensation.

The Compensation Committee did not meet during the year ended December 31, 2008.

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

Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

●	any breach of their duty of loyalty to the corporation or its stockholders;
●	acts or omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We know of no person, who, at any time during the fiscal year ended December 31, 2008 to the date hereof, was a director, officer or beneficial owner of more than ten percent of any class of our equity securities  (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to us under Rule 16(a)-3(d), we know of no Reporting Person that failed to file the required reports within the required time limits.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers for the years ended December 31, 2008 and 2007:

Summary Compensation Table

				Option	All Other
Name and Principal Position	Year	Salary		Awards	Compensation

George J. Coates (1) Chief Executive Officer and President	2008	$242,466	(1)	(1)	(5	), (6)
	2007	$190,346	(1)	(1)	(5	), (6)

Mark D. Goldsmith (2) Former Chief Executive Officer and President	2008	$-			$-
	2007	$55,342	(2)		$-

Barry C. Kaye (3) Chief Financial Officer and Treasurer	2008	$0	(3)	(3)	$69,975	(5)
	2007	$0	(3)	(3)	$80,000	(5)

Gregory Coates (4) President, Technology Division	2008	$135,924	(4)	(4)	(6)
	2007	$86,044	(4)	(4)	(6)

(1)           In April 2007, we executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years.  The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the Board of Directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  The GJC Agreement further provides that upon achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also be provided with a $2 million life insurance policiy and work with us in securing key-man life insurance. In accordance with the GJC Agreement, on April 18, 2007, we granted Mr. Coates 1,000,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. In August 2008, the Board of Directors authorized an increase in Mr. Coates’ annual base compensation to $250,000.

(2)   In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President, and on April 17, 2007, we notified Mr. Goldsmith in writing that he was being terminated as a director, officer and employee with “Cause”, as defined in his employment agreement.

(3)           In April 2007, we executed an amended and restated employment agreement with Mr. Kaye (the “Kaye Agreement”) that replaces an employment agreement signed in 2006. The term of the Kaye Agreement, which became effective as of October 18, 2006, is for three years. The Kaye Agreement provides that upon achieving a sufficient level of working capital, annual salary shall be established at $125,000, he would become eligible for an annual performance bonus and he would be entitled to a severance payment equal to one year’s annual compensation, should he be terminated by us without Cause, as defined, or if he should terminate his employment with Good Reason, as defined. In accordance with the Agreement, on April 18, 2007, we granted to Mr. Kaye 125,000 options to purchase shares of our common stock at an exercise price of $0.44 per share. We are paying for Mr. Kaye's services as a consultant to the Company until the salary provisions become effective.

(4)           In April 2007, we executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006. The term of the GC Agreement, which became effective as of October 23, 2006, is for five years.  The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, a company-provided automobile and a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with us in securing key-man life insurance. In accordance with the GC Agreement, on April 18, 2007, we granted to Gregory Coates 500,000 options to purchase shares of our common stock at an exercise price of $0.44 per share. In August 2008, the Board of Directors authorized an increase in Gregory Coates’ annual base compensation to $150,000.

(5)           These amounts represent payments to Mr. Kaye for consulting services provided to us during 2008 and 2007, respectively.

(6)           George J. Coates and Gregory Coates were provided with health care, dental care and life insurance benefits amounting to approximately $21,700 and $4,500, respectively, in 2008 and amounting to approximately $8,600 and $11,800, respectively in 2007.

Outstanding Equity Awards at Fiscal Year End

In connection with the employment agreements entered into with George J. Coates, Gregory Coates and Barry C. Kaye, we became obligated to grant stock options to these employees.  In 2007, we committed to grant the stock options enumerated in the table below at an exercise price of $0.44 per share.

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
George J. Coates	666,666	333,334	(1)	-	$0.44	10/23/2021
Gregory Coates	333,333	166,667	(1)	-	$0.44	10/23/2021
Barry C. Kaye	91,666	33,334	(2)	-	$0.44	10/17/2021

(1) One-third of these stock options vested on April 30, 2007, one-third vested on October 23, 2008 and the balance shall vest on October 23, 2009.

(2) 25,000 of these stock options vested on April 30, 2007, 33,333 vested on October 23, 2007, 33,333 vested on October 23, 2008 and the balance shall vest on October 23, 2009. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate employee without cause.

Vesting of the stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

Director Compensation

Prior to March 28, 2007, the directors did not receive any compensation for serving on our Board of Directors, the audit or compensation committees. A compensation program was adopted by the Board of Directors on March 28, 2007 which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our equity incentive plan to purchase our common stock at an exercise price equal to the closing price of our stock on the Over the Counter Bulletin Board on the day prior to the date of grant. In March 2007, our five non-employee directors were each granted 25,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. One-fourth of these stock options will vest on each of the first four annual anniversary dates after the date of grant.

No compensation was earned by our Directors in 2008. The following table summarizes the components of Director compensation for the year ended December 31, 2007:

Name of Director	Fees Earned of Paid in Cash	Stock Options Awarded	Total Compensation

Dr. Frank J. Adipietro	$1,000	$5,125	$6,125
Glenn Crocker	$1,000	$5,125	$6,125
Dr. Richard W. Evans	$1,000	$5,125	$6,125
Dr. Michael J. Suchar	$1,000	$5,125	$6,125
Richard Whitworth	$1,000	$5,125	$6,125

Employment contracts and termination of employment and change-in-control arrangements

In October 2006, we signed employment contracts with George J. Coates, Gregory Coates and Barry C. Kaye, who are serving as our employees. These employment agreements were amended and restated on April 6, 2007.  On October 18, 2006, we entered into an employment agreement with Mark D. Goldsmith covering the terms and conditions of his employment as Chief Executive Officer and President. On April 17, 2007, Mr. Goldsmith was removed from these positions and terminated for Cause, as defined in his employment agreement.

A summary of the compensation terms under the employment agreements appears in the table below.

Name & position	Annual compensation	Number of stock options[3]	Life insurance	Severance payment[4]	Term of the Agreement
George Coates, President and Chief Executive Officer	$250,000[1]	1,000,000	$2,000,000	Three years salary[5]	Five years
Gregory Coates, President Technology Division	$150,000[1]	500,000	$2,000,000	Two years salary[5]	Five years
Barry C. Kaye, Treasurer and Chief Financial Officer	$0[2]	125,000	None	One year salary[2]	Three years

1 The annual salary for George J. Coates and Gregory Coates shall be increased to $300,000 and $250,000, respectively, at such time that the Board of Directors determines that we have Sufficient Capital, as defined.

2 Mr. Kaye’s compensation, severance and benefits shall not commence until the Board of Directors determines that we have Sufficient Capital, as defined. At that time, Mr. Kaye’s salary shall be $125,000 per annum. Until Mr. Kaye’s salary commences, we are paying him for his services as a consultant on a per diem basis. In 2008 and 2007, Mr. Kaye received approximately $70,000 and $80,000, respectively, in consulting fees from us.

3  These Options, which were granted on April 18, 2007, expire in October 2021 and vest as follows:

●	The options granted to George J. Coates and Gregory Coates vest as follows: one-third vested on April 30, 2007, one-third vested on October 23, 2008 and the balance shall vest on October 23, 2009.

●
The options granted to Mr. Kaye vest as follows: 25,000 stock options vested on April 30, 2007, 33,333 stock options vested on October 23, 2007, 33,333 stock options vested on October 23, 2008 and the balance shall vest on October 23, 2009. The options will immediately fully vest in the event the employee terminates his employment for a good reason, or if we terminate his employment without cause.

4  The entitlement for the severance payment is subject to the employee terminating his employment for a good reason.

5  The severance payment shall become effective in the event such termination for a good reason occurs after the Board of Directors determines that we have Sufficient Capital, as defined.

Under the applicable employment agreements, these employees are eligible for an annual performance bonus only after the Board of Directors determines that we have Sufficient Capital, as defined.

Under their employment agreements, George and Gregory Coates undertook to vote all their shares of the Company to elect to our Board of Directors at least two ‘independent directors’ as defined by the rules of the SEC and NASDAQ. In addition, our rights in intellectual property developed by George and Gregory Coates will be as set forth in a certain amended and restated license agreement dated April 6, 2007 and described in Item 1, under caption ‘Licenses and Patents’. Under their employment agreements, we are not entitled to terminate the employment of either George or Gregory Coates  unless they are terminated for cause.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2009 for:

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

Percentage ownership calculations are based on 273,939,732 shares outstanding as of March 26, 2009. Addresses of named beneficial owners are care of Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

			Beneficial Ownership

	Outstanding Shares		Right to Acquire Within 60 Days	Shares Beneficially Owned
Name and Address of Beneficial Owner	Beneficially Owned		After December 31, 2007	Number		Percentage

George J. Coates	208,272,760	[1]	666,666	208,939,426	[1]	75.95%

Gregory Coates	14,032,520		333,333	14,365,853		5.22%

Frank J. Adipietro	1,203,222		10,000	1,213,222		0.44%

Richard Evans	660,000		10,000	670,000		0.24%

Michael J. Suchar	241,600	[2]	44,444	286,044	[2]	0.10%

Barry C. Kaye	99,800		91,666	108,133		0.07%

Glenn Crocker	-		10,000	10,000		0.0%

Richard Whitworth	-		10,000	10,000		0.0%

All executive officers and directors as a group (6 persons)	224,509,902		1,176,109	225,686,011		82.03%

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse, beneficial ownership of which is disclaimed by George J. Coates.

(2) Includes 20,000 shares owned by Dr. Suchar's spouse, beneficial ownership of which is disclaimed by Michael J. Suchar.

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by our Board of Directors in October 2006, subject to stockholder approval.   The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries.  Under the Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards.  Incentive stock options may be granted only to our employees.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of that number.

The Stock Plan is administered by the Board of Directors and the Compensation Committee.  Subject to the provisions of the Stock Plan, the Board of Directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award.  Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock or by any other method approved by the Board or Compensation Committee.  Unless otherwise permitted by us, awards are not assignable or transferable except by will or the laws of descent and distribution.

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the Board shall, as to outstanding awards (on the same basis or on different bases as the Board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the Board deems appropriate, the fair market value of which (as determined by the Board in its sole discretion) shall not materially differ from the fair market value of the shares of common stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the Board may, on the same basis or on different bases as the Board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the Board in its sole discretion) for the shares subject to such Options over the exercise price thereof.  Unless otherwise determined by the Board (on the same basis or on different bases as the Board shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. We may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 30, 2003, we entered into a sublicense agreement with Coates Motorcycle Company, Ltd (“Coates Motorcycle”). Pursuant to the agreement, we granted an exclusive license to utilize the CSRV System for the manufacturing use or sale of motorcycles and gasoline powered internal combustion engines used in motorcycles in North America, Central America and South America. In addition, we granted the non-exclusive license to use the CSRV Seals in the manufacture of the CSRV Systems for incorporation into motorcycle engines in North America, Central America and South America. In consideration, we received approximately 51% of the common shares of Coates Motorcycle. We also had an anti-dilution right. On March 5, 2004, we amended our license agreement with Coates Motorcycle to expand the license rights granted and to remove the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, we own 3,558,000 shares of Coates Motorcycle, representing a 30% ownership interest. At this time, Coates Motorcycle has expended all of its cash and has curtailed its operations.

During the period through March 2007, Mark Goldsmith, former Chief Executive Officer and President also served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement.  Mr. Goldsmith received salary payments of $25,000 in 2007. He was also provided with a leased automobile and medical and dental benefits.

The Coates Trust has made loans to us at various times to provide working capital. George J. Coates, Bernadette Coates, wife of George J. Coates and Gregory Coates are beneficiaries of the Coates Trust. In April 2007, the Coates Trust advanced $100,000 in the form of a 6% promissory note. At the same time, the outstanding balance of the prior loans of $92,337 was converted to and included in this promissory note. No interest was imputed on these loans for the period prior to the time they were converted to the 6% promissory note. In May 2007, the entire $192,337 principal amount of the 6% promissory note was repaid, along with accrued interest of approximately $1,500.

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the two years ended December 31, 2008, is summarized as follows:

	For the Years Ended December 31,
	2008	2007

George J. Coates (a)	$264,000	$199,000
Gregory Coates (a)	140,000	98,000
Bernadette Coates	65,000	51,000

(a)	Includes compensation paid in 2008 for 2007 vacation earned but not taken.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $70,000 and $80,000 in 2008 and 2007, respectively.

We subcontract certain project expenses from Coates Precision Engineering, of which George J. Coates is the sole shareholder. During the years ended December 31, 2008 and 2007, we paid approximately $500 and $5,000, respectively, related to these services.

Director Independence

The following table sets forth the members of our Board of Directors that are independent and certain board committee assignments:

Dr. Frank J. Adipietro	Director *, **

Glenn Crocker	Director *, **, ***

Dr. Michael J. Suchar	Director *, **

Richard Whitworth	Director *, **, ***

*           Serves as an independent director.
**         Serves as a member of our compensation committee
***       Serves as a member of our audit committee

Item 14.  Principal Accounting Fees and Services.

Audit Fees:

On February 29, 2007, we engaged Weiser LLP (“Weiser”), Certified Public Accountants as our Independent Registered Public Accounting Firm and dismissed Rosenberg Rich Baker Berman & Company ("Rosenberg").

In 2008, Weiser billed us in the aggregate $121,612 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2007 included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2008.

In 2007, Weiser billed us in the aggregate $123,620 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2006 included in our Form 10-KSB and their reviews of the quarterly financial statements included in our Forms 10-QSB for each of the three quarters in 2007.

Audit-related Fees:

In 2007, Weiser billed us for services in connection with our filing of a registration statement on Form SB-2 in the amount of approximately $25,000 and in connection with addressing and responding to a comment letter received from the Securities and Exchange Commission in the amount of approximately $6,000.

Tax Fees:

In 2008, Weiser billed us $8,982 for professional services rendered for tax related services for the taxable year ended December 31, 2007.

In 2007, Weiser billed us approximately $5,000 for professional services rendered for tax related services for the taxable year ended December 31, 2006.

All Other Fees:

Weiser did not perform nor bill us for any other services during the last two fiscal years.

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

10.22 ▲	-	Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.23 ▲	-	Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.24 ¢		Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.25Ã		License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.26Ã		Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.27÷		Letter from Canada West Corporate Finance, Inc. to Well to Wire Energy, Inc. confirming commitment to $1.1 Billion Equipment Lease Financing.

10.28÷		Letter from Well to Wire Energy, Inc. to the Registrant advising that it has obtained a $1.1 Billion Equipment Lease Financing Commitment.

31.1Ý	-	Certification of George J. Coates pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2Ý	-	Certification of Barry C. Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32Ý	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

† Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2007.

▲ Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2007.

◆ Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.

¢Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.

Ã Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

÷ Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2008.

Ý   Filed herewith.

All reports required to be filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2008 were timely filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George J. Coates		March 30, 2009
George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Gregory Coates
Gregory Coates	Director, President-Technology Division	March 30, 2009

/s/ Barry C. Kaye
Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)	March 30, 2009

/s/ Richard W. Evans
Richard W. Evans	Director and Secretary	March 30, 2009

/s/ Michael J. Suchar
Michael J. Suchar	Director	March 30, 2009

/s/ Frank Adipietro
Frank Adipietro	Director	March 30, 2009

/s/ Glenn Crocker
Glenn Crocker	Director	March 30, 2009

/s/ Richard Whitworth
Richard Whitworth	Director	March 30, 2009

Coates International, Ltd.

Index to the Financial Statements

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Coates International Ltd.

We have audited the accompanying balance sheets of Coates International Ltd. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International Ltd. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company continues to have negative cash flows from operations, recurring losses from operations in prior years, and has a stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weiser LLP

New York, NY
March 30, 2009

Coates International, Ltd.
Balance Sheets

Assets
	December 31,
	2008	2007
Current Assets
Cash	$721,952	$959,181
Inventory, net	487,549	402,191
Prepaid and other assets	4,679	2,223
Total Current Assets	1,214,180	1,363,595
Investment in related party	-	-
Property, plant and equipment, net	39,376	1,474,023
Deferred licensing costs, net	72,433	76,716
Security deposit	197,500	197,500
Total Assets	$1,523,489	$3,111,834

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$1,248,173	$947,901
Total Current Liabilities	1,248,173	947,901
License deposits	375,000	375,000
10% Convertible Note, due January 2010	20,000	20,000
Deferred gain on sale of land and building	978,479	-
Finance obligation	-	3,876,607
Total Liabilities	2,621,652	5,219,508

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value 100,000,000 shares authorized in 2008 and 2007 and no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 273,126,636 and 273,411,636 shares issued and outstanding in 2008 and 2007, respectively	27,313	27,341
Additional paid-in capital	20,722,899	20,587,403
Accumulated deficit	(21,848,375)	(22,722,418)
Total Stockholders' Deficiency	(1,098,163)	(2,107,674)
Total Liabilities and Stockholders' Deficiency	$1,523,489	$3,111,834

The accompanying notes are an intergal part of these financial statements.

Coates International, Ltd.
Statements of Operations

	For the Years Ended December 31,
	2008	2007

Revenues
Revenue from research and development	$1,813,183	$-
Gain on sale of land and building	1,495,224	-
Total Revenues	3,308,407	-
Operating expenses:
Research and development costs	676,306	606,491
General and administrative expenses	1,273,760	1,493,011
Depreciation and amortization expense	36,027	48,695
Loss on settlement of litigation	92,500	-
Total Operating Expenses	2,078,593	2,148,197
Income (Loss) from operations	1,229,814	(2,148,197)
Other income (expense):
Interest income	4,812	3,288
Interest expense	(360,583)	(393,952)
Other income (expense), net	(355,771)	(390,664)
Income (loss) before income taxes	874,043	(2,538,861)
Provision for income taxes	-	-
Net income (loss)	$874,043	$(2,538,861)

Basic net income (loss) per share	$0.00	$(0.01)
Basic weighted average number of shares	273,339,751	269,618,004
Diluted net income (loss) per share	$0.00	$(0.01)
Diluted weighted average number of shares	273,384,196	269,618,004

The accompanying notes are an intergal part of these financial statements.

Coates International, Ltd.
 Statements of Stockholders' Deficiency
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional
	$0.0001 par value per share		Paid in	Accumulated	Treasury	Shareholders'
	Shares	Amount	Capital	Deficit	Stock	Deficiency

Balance, January 1, 2007	266,894,278	$26,689	$17,176,155	$(20,183,557)	$-	$(2,980,713)
Sales of common stock through a private placement offering	420,000	42	419,958			420,000
Sales of common stock to the son of a Director	3,333,333	333	1,249,667			1,250,000
Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd., net of offering costs	2,341,803	235	1,142,665			1,142,900
Issuance of shares of common stock to Stonegate Securities, Inc. in connection with Private Placement Agreement	200,000	20	84,980			85,000
Conversion of 10% convertible notes	222,222	22	99,978			100,000
Stock-based compensation expense	-	-	414,000			414,000
Net loss for the year	-	-	-	(2,538,861)		(2,538,861)
Balance, December 31, 2007	273,411,636	27,341	20,587,403	(22,722,418)	-	(2,107,674)
Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd.	15,000	2	7,951			7,953
Shares of common stock repurchased	(300,000)				(89,485)	(89,485)
Retirement of treasury stock		(30)	(89,455)		89,485	-
Stock-based compensation expense			217,000			217,000
Net income for the year				874,043		874,043
Balance, December 31, 2008	273,126,636	$27,313	$20,722,899	$(21,848,375)	$-	$(1,098,163)

The accompanying notes are an intergal part of these financial statements.

Coates International, Ltd.
Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$874,043	$(2,538,861)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities -
Gain on sale of land and building	(1,495,224)	-
Stock-based compensation expense	217,000	414,000
Depreciation and amortization	36,027	48,695
Non-cash offering expenses	-	85,000
Write-off of deferred offering expenses	-	15,181
Provision for inventory obsolescence	-	6,292
Changes in Operating Assets and Liabilities -
Inventory	(85,358)	(57,526)
Prepaid expenses	(2,456)	500
Accounts payable and accrued liabilities	300,271	(92,082)
Net Cash Used in Operating Activities	(155,697)	(2,118,801)
Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	-	(7,784)
Net Cash Used in Investing Activities	-	(7,784)
Cash Flows From Financing Activities:
Purchase of Treasury stock	(89,485)	-
Proceeds from issuance of common stock	7,953	2,885,855
Issuance of 10% convertible notes	-	120,000
Proceeds of promissory note from related party	-	100,000
Repayment of promissory note from related party	-	(100,000)
Repayment of demand loan from related party	-	(92,337)
Deferred offering costs paid	-	(72,955)
Repayments of capital lease obligation	-	(9,039)
Net Cash (Used in) Provided by Financing Activities	(81,532)	2,831,524
Net (Decrease) Increase in Cash	(237,229)	704,939
Cash - Beginning of Period	959,181	254,242
Cash - End of Period	$721,952	$959,181
Schedule of Supplemental Cash Flow Data:
Cash paid for:
Income Taxes	$-	$-
Interest	$358,599	$392,472

The accompanying notes are an intergal part of these financial statements.

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

The CSRV System is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine cylinder, the CSRV System utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV System utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV System (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The higher the RPM range, the greater the volumetric efficiency and thermal efficiency that can be achieved.

Since the Company’s inception, the Company has been responsible for the development costs of this technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from the sale of stock, through capital contributions, loans made by George Coates, through a sale-and-leaseback transaction related to the Company’s principal facility, from research and development of prototype models and licensing fees. The Company has never received any revenues from the sale of engines and has incurred substantial losses from operations prior to the year ended December 31, 2008. The Company expects that losses from operations will continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues.  These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2008, had a Stockholders’ Deficiency of approximately $1,098,000. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of our operations, develop additional commercially feasible applications of the CSRV technology and seek additional sources of working capital and general administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the end of 2008, we had negative working capital of approximately ($34,000), compared with working capital of approximately $416,000 at the end of 2007.  In 2008, the Company received approximately $1.8 million from research and development fees. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred.  Advertising expense amounted to approximately $82,000 and $41,000 for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

Compensation expense relating to stock-based payments is recognized as an expense using the fair-value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award. No stock options were granted for the year ended December 31, 2008. In March 2007, stock options were granted to employees, directors and an outside consultant.  (See Note 15).

Inventory

Inventory consists of raw materials, work-in-process and finished goods, including overhead and is stated at the lower of cost or market determined by the first-in, first-out method. Inventory items designated as obsolete or slow moving are reduced to net realizable value. Market value is determined using current replacement cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful life of the assets: 40 years for building and building improvements, 3 to 7 years for machinery and equipment and 5 to 10 years for furniture and fixtures.  Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are adjusted when conditions indicate that deferred assets will be realized.  Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. No tax benefit has been recorded related to the Company’s equity in undistributed earnings of Coates Motorcycle Company, Ltd. (See Note 20). The income tax benefit from sales of unutilized state tax net operating losses to third parties is recognized in the period of sale.

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain tax position was previously recognized if it was "probable" of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company did not record a cumulative effect adjustment related to the adoption of FIN 48 at January 1, 2007 and no liability for unrecognized tax benefits was required to be reported at December 31, 2008 and 2007.  The Company has identified its federal tax return and state tax return in New Jersey as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2004 through 2008, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the years ended December 31, 2008 and 2007, there were no penalties and interest related to the Company’s income tax returns.

Earnings (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the years ended December 31, 2008 and 2007. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

2. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

As compensation for its initial due diligence efforts, in 2007, the Company has delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of common stock of the Company.  The value of these shares on the date of issuance was approximately $85,000 and was included in general and administrative expenses for the year ended December 31, 2007 (see Note 17).

3. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with two financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation.

The Company’s operations are devoted to the development, application and marketing of the CSRV System technology which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder. Development efforts have been conducted continuously since such time.  From July 1982 through May 1993, seven U. S. patents as well as a number of foreign patents were issued with respect to the CSRV System.  Since the inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates.  The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

The Company is highly dependent on Well to Wire Energy, Inc. (“WWE”) for cash flows, revenues and profits from a research and development agreement and exclusive sub-licensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators for use in the oil and gas industry within the territories of Canada and the United States. At the end of December 31, 2008, WWE owed the Company approximately $7.9 million dollars, including interest at 5% per annum of approximately $243,000 due under the research and development and sublicensing agreements.  Payment of this balance is dependent on WWE’s continuing effort to raise new equity capital.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Other Assets, Accounts Payable and Accrued Liabilities and Other Liabilities

The carrying amount of these items approximates their fair value because of the short term maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

5. INVENTORY

Inventory at December 31, consisted of the following:

	2008	2007
Raw materials	$366,632	$278,264
Work-in-process	32,099	35,109
Finished goods	240,000	240,000
Reserve for obsolescence	(151,182)	(151,182)
Total	$487,549	$402,191

6. AGREEMENTS WITH WELL TO WIRE ENERGY, INC.

On September 29, 1999, the Company signed a sublicense agreement with Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This agreement exclusively licenses within Canada the use of the Coates technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made at that time. A separate research and development agreement provided for WWE to pay a $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. As of December 31, 2008, the Company had been paid a total of approximately $3,313,000 by WWE under these agreements.

Additional provisions of the Canadian License agreement are as follows:

●	WWE shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV System technology within Canada for use in the oil and gas industry.
●	WWE will have a specified right of first refusal to market the electric power generators worldwide.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by WWE in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $150,000.  In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such a case, WWE would retain non-exclusive rights to continue to use the Coates generator engine in the territory of Canada.

●	WWE shall not be required to pay any royalties to the Company as part of the agreements between the parties.
●	All licensed rights under the Coates License Agreement related to the CSRV System technology will remain with the Company.

In April 2008, the Company entered into a conditional second sublicense agreement with WWE for the territory of the United States (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of Coates CSRV Systems as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for the Company to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due, at the date of the Escrow Agreement, to the Company in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to the Company totaling $1.5 million in prior years. For the year ended December 31, 2008, the Company received approximately $1,813,000 of non-refundable payments from WWE which have been recognized as research and development revenue. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to the Company and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At December 31, 2008, the remaining balance of the Release Payment was approximately $7,687,000.  Subsequent to December 31, 2008, the Company received additional installments toward the release payment aggregating approximately $215,000, bringing the balance of the Release Payment down to approximately $7,472,000, not including interest on the unpaid balance at 5% per annum of approximately $243,000. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the full amount of the Release Payment required under the Escrow Agreement to be made by September 30, 2008 (the “Extended Payment Period”). In recognition of WWE’s good faith effort to pay the Release Payment as evidenced by the aggregate non-refundable payments already made to the Company under the Escrow Agreement, in October 2008, the Company agreed to accommodate WWE’s request for an additional extension of time to pay the full amount of the Release Payment under the Escrow Agreement.

The Extension Agreement provides that WWE shall have until April 30, 2009 to pay the full balance of the Release Payment (the “Payment Extension Date”). Interest shall be payable to the Company at the compounded rate of 5% per annum on the unpaid balance of the Release Payment.  Such interest shall be recognized as income upon receipt from WWE. The Extension Agreement also provides that 75% of the net proceeds from any offer of securities by WWE shall be applied towards the Release Payment until the balance is paid in full. Should WWE fail to pay the entire balance of the Release Payment by the Payment Extension Date, the Company would be entitled to retain all moneys paid and the research and development agreement, License Agreements and Escrow Agreements would become automatically canceled without WWE having any rights of redemption or reinstatement.

The US License would, if WWE is able to satisfy the Escrow Agreement release provisions, grant to WWE the right to use, sell and lease Licensed Products manufactured by the Company, as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the Oil and Gas Industry and Landfills.

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV Valve System from the Company or its designee. The license granted to WWE is exclusive within the Territory, provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry or landfill operations.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments commencing October 27, 2008 in an amount equal to WWE’s prior quarter net profits. As WWE has not generated a net profit to date, no quarterly installment payments have been required. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such offering.

In May 2008, the Company was advised that WWE had secured an equipment lease finance commitment from Canada West Corporate Finance, Inc. (“Canada West”), which is to be utilized for its Coates CSRV engine generator purchases over the next five years pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.  On October 1, 2008, this financing agreement was reconfirmed, expanded in scope and increased in amount.  WWE can now depend on this agreement to finance any of its purchases of equipment from the Company. In addition, the price per unit that may be paid to the Company by WWE under this facility was increased to $222,000. Accordingly, should WWE fulfill its five year business plan, this agreement could exceed an aggregate amount of $1.6 Billion. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty for borrowers. Accordingly, there can be no assurance that tight credit markets will not affect the availability of funds under the financing commitment obtained from Canada West by WWE.

7. LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to the $300,000 license deposit described above from WWE.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2008	2007
Land	$-	$920,550
Building	-	579,450
Building improvements	-	219,371
Machinery and equipment	521,583	521,582
Furniture and fixtures	39,295	39,295
	560,878	2,280,248
Less: Accumulated depreciation	(521,502)	(806,225)
Total	$39,376	$1,474,023

Depreciation expense amounted to approximately $32,000 and $44,000 for the years ended December 31, 2008 and 2007, respectively.

9. SECURITY DEPOSIT

Security deposit consists of a deposit on the Company’s principal offices, warehouse and manufacturing facility pursuant to the sale/leaseback agreement. (See Note 10).

10. SALE/LEASEBACK OF LAND AND BUILDING

In 2005, the Company entered into a sale/leaseback arrangement of the property which houses its principal offices, warehouse and manufacturing facilities.  Pursuant to generally accepted accounting principles, this transaction was required to be accounted for under the finance method until November 2008, because the Company had a continuing interest in the property represented by an option to repurchase the property at any time during the first three years of the agreement. This option lapsed unexercised in November 2008.  The Company realized net proceeds from this transaction of $3,876,607, which was partially used to repay the approximately $868,000 remaining balance of a mortgage loan and the balance of the proceeds was utilized for working capital purposes.  The monthly rental payments provided for by the lease agreement were being accounted for as interest expense, which amounted to $357,500 and $390,000 in the accompanying statement of operations for the years ended December 31, 2008 and 2007, respectively.

The lapsing of this option in November 2008 requires the recognition of the sale of the property and the determination of the amount of the gain on the sale transaction of approximately $2,474,000, of which approximately $1,467,000 was recognized immediately. The amount of the gain recognized immediately was equal to the excess of the gain over the present value of the 36 remaining lease payments under the sale/leaseback agreement. The remaining portion of the gain of approximately $1,007,000 has been deferred and is being amortized over the remaining 36-month term of the sale/leaseback agreement. For the year ended December 31, 2008, approximately $28,000 of this deferred gain was also recognized.  The total amount of the gain recognized in 2008 is included in gain from sale of land and building in the accompanying statement of operations for the year ending December 31, 2008. The remaining unrecognized balance of the deferred gain on sale of approximately $978,000 is presented as deferred gain on sale of land and building in the accompanying balance sheet at December 31, 2008.

As a result of recognizing the sale of the property, the land, building, building improvements, accumulated depreciation and finance obligation have been removed and are no longer reflected in the accompanying balance sheet at December 31, 2008. In addition, the remaining payments due under the sale/leaseback agreement subsequent to the recognition of the sale are being charged to rent expense in accordance with the required accounting treatment for an operating lease. Rent expense for the year ended December 31, 2008 amounted to $32,500. There was no rent expense for the year ended December 31, 2007.

Minimum payments under the sale/leaseback agreement are as follows:

Year Ending December 31,	Amount
2009	$390,000
2010	390,000
2011	357,500
Total	$1,137,500

      The Company is responsible for all operating expenses and real estate taxes under the sale/leaseback agreement.

11. LICENSING AGREEMENTS AND DEFERRED LICENSING COSTS

On April 6, 2007, a prior license agreement with George J. Coates and Gregory Coates was amended and restated (the “Amended Coates License Agreement”). Under the Amended Coates License Agreement, George J. Coates and Gregory Coates granted to the Company an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV System technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with the Company. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined.

Under the Amended Coates License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property.

At December 31, 2008 and 2007, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to approximately $72,000 and $77,000, respectively.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31 are approximately as follows:

	2008	2007
Legal and professional fees	$885,000	$803,000
Accrued compensation and benefits	146,000	119,000
General and administrative expenses	115,000	14,000
Accrued liability for litigation settlement	92,000	-
Other	10,000	12,000
Total	$1,248,000	$948,000

13. CAPITAL STOCK

Common Stock

On February 26, 2007, the Company’s common stock commenced trading on the Over the Counter Bulletin Board market system under the ticker symbol COTE.

On September 15, 2008, the Board of Directors approved a plan to repurchase up to 2 million shares of the Company’s outstanding common stock from time-to-time until expiration of this plan on December 31, 2009. This plan was not publicly announced in a tender offer or other notice for the purpose of identifying shareholders desirous of selling shares to the Company. In accordance with this plan, the following shares were purchased on the Over the Counter Bulletin Board through a stockbroker:
.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 2008	300,000	$0.30	-	1,700,000
Total	300,000	$0.30	-	1,700,000

During the years ended December 31, 2008 and 2007, the Company sold 15,000 and 2,341,803 registered shares of its common stock, respectively, under an equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $8,000 and approximately $1,216,000, respectively. (See Note 16). There were no offering costs related to the shares sold in 2008. The amount recorded to additional paid in capital in 2007, was reduced by offering costs approximating $73,000.

In a connection with a placement agency agreement with Stonegate Securities, Inc., which is discussed in more detail in Note 17, as compensation for its initial due diligence efforts, in 2007, the Company delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of common stock of the Company.

During 2007, the Company sold in a series of three transactions, 3,333,333 shares of its common stock to the son of a director of the Company and received aggregate gross proceeds of $1,250,000. These transactions were private sales of unregistered securities pursuant to stock purchase agreements. These shares were included in a registration statement, filed with the Securities and Exchange Commission ("SEC"), declared effective June 2007.

In March 2007, the Company issued a 10% Convertible Subordinated Note, due January 2010 (“Convertible Note”) in the principal amount of $100,000 to one of its outside directors and received cash proceeds of $100,000. In April 2007, the Company issued an additional 10% Convertible Note in the principal amount of $20,000 to another outside director and received cash proceeds of $20,000. This amount is included in non-current liabilities on the accompanying balance sheets. The proceeds from the Convertible Notes were used for working capital purposes. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of notes being converted by $0.45. As the closing price of the Company’s common stock on the date of the transaction was $0.35 per share, there was no beneficial conversion feature. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. On May 16, 2007, $100,000 principal amount of these convertible notes was converted into 222,222 shares of the Company’s common stock. The Company has reserved 44,444 shares of its common stock for conversion of the balance of these notes. The shares of common stock reserved for issuance upon conversion of the Convertible Notes were included in a registration statement filed with the SEC, declared effective June 2008.

The Company completed a private placement offering in March 2007 (the “Offering”) of “Units” consisting of (i) one share of the Company’s 6% Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) a Warrant to purchase five thousand shares of the Company’s common stock at an initial exercise price of $1.10 per share (the “Warrants”).

The Company received aggregate net proceeds from the Offering amounting to $420,000, which was used for working capital purposes. There were no expenses incurred related to the Offering. All of the investors have accepted ten shares of the Company’s common stock in lieu of each share of Preferred Stock purchased through the Offering. No shares of Preferred Stock were issued. In June 2007, the Company issued in the aggregate 420,000 shares of its common stock and 42 Warrants in connection with the Units sold. The amount received for the 420,000 shares of common stock is reflected in common stock and additional paid in capital in the accompanying balance sheets. The shares sold and the shares reserved for issuance upon exercise of the Warrants were included in a registration statement, filed with the SEC, declared effective June 2007.

Convertible Preferred Stock

In September 2007, the Company amended its certificate of incorporation canceling all of the 14,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share and authorizing 100,000,000 new shares of Preferred Stock, par value, $0.001 per share (the “Preferred Stock”).  The Company may issue any class of the Preferred Stock in any series. The Board of Directors shall have authority to establish and designate series, and to fix the number of shares included in each such series and the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

14. INCOME (LOSS) PER SHARE

At December 31, 2008, the Company had 2,029,444 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes into 44,444 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock a price per share of $1.10; and, (iii) 1,151,666 vested stock options and 623,334 non-vested stock options to purchase shares of common stock at a price per share of $0.44.   For the year ended December 31, 2008, fully diluted earnings per share was determined by assuming that the 10% convertible note was converted into 44,444 shares of common stock and that the interest on such notes during the period of approximately $2,000 was not incurred. The potentially issuable shares related to the warrants and stock options were not included in fully diluted earnings per share because the effect of including them in the calculation would have been anti-dilutive. For the year ended December 31, 2007, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in that year and the effect of including them in the calculation would have been anti-dilutive.

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

There were no stock options outstanding at the beginning of 2007. The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) on April 18, 2007 at an exercise price of $0.44 per share. These stock options expire in 2021 and 2022. The options vest equitably over a 3-4 year vesting period. The weighted-average fair value of stock options granted during the year ended December 31, 2007 was approximately $705,000. The weighted-average fair value of 563,333 and 588,333 stock options which vested during the years ended December 31, 2008 and 2007, respectively, was approximately $225,000 and $235,000. The weighted-average fair value of 623,334 nonvested stock options at December 31, 2008 was approximately $249,000. Total compensation cost related to nonvested stock options at December 31, 2008 that has not been recognized was approximately $82,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 1.4 years.

The Company also granted 25,000 four-year non-employee stock options to its corporate general counsel on April 18, 2007 at an exercise price of $0.44 per share, which will be accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance therewith, the fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options. Upon issuance, 5,000 stock options vested and the remaining 20,000 stock options vest in equal amounts over 4 years. The fair value of the 10,000 stock options that vested through December 31, 2008, was approximately $2,900. At December 31, 2008, the fair value of the 15,000 unvested stock options was $-0- because the exercise price was higher than the closing trading price of the shares of common stock at December 31, 2008.

For the years ended December 31, 2008 and 2007, the Company recorded non-cash stock-based compensation expense amounting to approximately $217,000 and $414,000, respectively, relating to stock option grants. For the years ended December 31, 2008 and 2007, approximately $162,000 and $286,000, respectively, of this amount is included in research and development expenses and approximately $55,000 and $128,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan for employees and directors is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant
Balance, 1/1/07	-	-	-	-	-	-
Granted	$0.44	1,625,000	15	558,333	$0.44	$0.40
Granted	$0.44	150,000	15	30,000	$0.44	$0.40
Balance, 12/31/07	$0.44	1,775,000	15	588,333	$0.44
Vested				563,333
Balance, 12/31/08	$0.44	1,775,000	15	1,151,666	$0.44

No stock options were exercised, forfeited or expired during the years ended December 31, 2008 and 2007. The weighted average fair value of the Company's stock-based compensation expense of $0.40 per share was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

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

In connection with the employment agreements entered into with George J. Coates, Gregory Coates and Barry C. Kaye, the Company granted non-qualified stock options to purchase shares of the Company’s common stock with an exercise price of $0.44 per share to these employees. At the same time, the Company granted 25,000 stock options to purchase shares of the Company’s common stock with an exercise price of $0.44 per share to each of its outside directors. The Company also granted 25,000 stock options to purchase shares of the Company’s common stock with an exercise price of $0.44 per share to its general counsel and 25,000 stock options to an employee. No other stock options have been granted by the Company through December 31, 2008. The following table sets forth information with respect to such stock options granted:

Name	Title	Number of Shares of Common Stock Underlying Non-vested Options	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000(1)	10/23/2021
Gregory Coates	Director and President, Technology Division	500,000(1)	10/23/2021
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000(2)	10/18/2021
All other employees		25,000(4)	4/4/2022
Dr. Frank J. Adipietro	Non-employee Director	25,000(3)	3/28/2022
Glenn Crocker	Non-employee Director	25,000(3)	3/28/2022
Dr. Richard W. Evans	Non-employee Director	25,000(3)	3/28/2022
Dr. Michael J. Suchar	Non-employee Director	25,000(3)	3/28/2022
Richard Whitworth	Non-employee Director	25,000(3)	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000(4)	4/4/2022

(1) One-third of these stock options vested on April 30, 2007, one-third vested on October 23, 2008 and the balance shall vest on October 23, 2009.

(2) 25,000 of these options vested on April 30, 2007, 33,333 of these stock options vested on October 23, 2007, 33,333 vested on October 23, 2008 and the balance shall vest on October 23, 2009.

(3) One-fifth of these stock options vested on March 28, 2007, one-fifth vested on March 28, 2008 and the balance shall vest in three equal amounts on each of March 28, 2009, 2010 and 2011.

 (4) One-fifth of these stock options vested on April 4, 2007, one-fifth vested on April 4, 2008 and the balance shall vest in three equal amounts on each of April 4, 2009, 2010 and 2011.

Vesting of all stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

16. INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

On April 26, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor has committed to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date. The Put Date shall be the date that the Investor receives a Put Notice of a draw down from the Company. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the Put Notice Date. There are Put restrictions applied on days between the Put Date and the closing date with respect to that particular Put. During this interim period, the Company is not entitled to deliver another Put Notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each Put Notice.

In connection with this transaction, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC on June 22, 2007. The Company shall have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs. The Company also included in this registration statement, the registration of approximately 4,230,000 shares of common stock representing the 266,667 shares reserved for conversion of the 10% convertible notes (222,222 of which were converted in May 2007), 630,000 shares of common stock related to the stock and warrants issued in connection with a completed private placement of securities and 3,333,333 shares of common stock sold in April and May 2007.

During the years ended December 31, 2008 and 2007, the Company sold 15,000 and 2,341,803 shares of its common stock under this equity line of credit and received proceeds of approximately $8,000 and $1,216,000, respectively. The amount recorded to additional paid-in capital was reduced by offering costs approximating $73,000 in 2007. The balance of this equity line of credit available for future drawdown, at the option of the Company, at December 31, 2008 is approximately $8,776,000.

17. PLACEMENT AGENCY AGREEMENT WITH STONEGATE SECURITIES, INC.

In December 2007, the Company entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as its placement agent.   Stonegate has the right during the Contract Period to identify for the Company prospective Purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the parties. The agreement may be cancelled by either party upon ten (10) days written notice.

As compensation for services rendered by Stonegate in connection with the Placements, the Company has agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds from the sale of Securities in the Placements.  No fees shall be due and payable in connection with sales of Securities in the Placement to investors not introduced to the Company by Stonegate or by a direct or indirect party previously introduced to the Company as a result of the efforts of Stonegate. As compensation for its initial due diligence efforts, in 2007, the Company delivered to Stonegate’s designee 200,000 fully paid non-assessable restricted shares of its common stock.  The value of these shares on the date of issuance was approximately $85,000 and was included in general and administrative costs for the year ended December 31, 2007.

Upon closing of a Placement, the Company agreed to issue to Stonegate restricted shares of common stock of the Company in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  Such number of shares to be issued to Stonegate shall be reduced by the 200,000 shares set forth above.

The Company shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this Placement Agreement.

18. EMPLOYMENT AGREEMENTS

George J. Coates

In April 2007, the Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years.  The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the Board of Directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  The GJC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also be provided with a $2 million life insurance policy and work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, the Company granted Mr. Coates 1,000,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GJC Agreement. The Board of Directors authorized an increase in April 2008, of Mr. Coates’ annual base compensation to $250,000.

Barry C. Kaye

In April 2007, the Company executed an amended and restated employment agreement with Mr. Kaye (the “Kaye Agreement”) that replaces an employment agreement signed in 2006.  The term of the Kaye Agreement, which became effective as of October 18, 2006, is for three years.  The Kaye Agreement initially provides for minimum wages and benefits.  The Kaye Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $125,000, he will become eligible for an annual performance bonus and he will be entitled to a severance payment equal to one year’s annual compensation, should he be terminated by the Company without Cause, as defined, or if he should terminate his employment with Good Reason, as defined. In accordance with the Kaye Agreement, the Company granted Mr. Kaye 125,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the Kaye Agreement. Mr. Kaye is currently being paid for his services on a per diem basis until the salary provisions of his employment agreement become effective.

Gregory Coates

In April 2007, the Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GC Agreement, which became effective as of October 23, 2006, is for five years.  The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, a company-provided automobile and a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, the Company granted Gregory Coates 500,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GC Agreement. The Board of Directors authorized an increase in April 2008 of Gregory Coates’ annual base compensation to $150,000.

Mark D. Goldsmith

In late March 2007, Mark D. Goldsmith stepped down from his positions as Chief Executive Officer and President, and in April 2007, Mr. Goldsmith resigned his position as a member of the Board of Directors. The amount of compensation that could be due Mr. Goldsmith for his employment in 2007 and 2006, has without prejudice to the Company's position been accrued for accounting purposes only, in the amount of approximately $96,000 through April 13, 2007, the date the Company believes that Mr. Goldsmith was terminated with Cause. This amount has been included in accounts payable and accrued liabilities in the accompanying balance sheets. As discussed in more detail in Note 21, Mr. Goldsmith has asserted a claim for breach of his employment contract and is seeking compensatory and punitive damages in connection therewith. In the opinion of management, this complaint is without merit and the Company intends to vigorously defend against it.  The Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement.

Aggregate minimum payments under the employment agreements for George J. Coates, Gregory Coates and Barry C. Kaye, are approximately as follows:

Year Ending December 31,	Amount (1)
2009	$400,000
2010	400,000
2011	333,000
Total	$1,133,000

  (1) As of December 31, 2008, the provision for the payment of salary in Mr. Kaye's employment agreement had not become effective. Mr. Kaye is being paid for his services as a consultant to the Company until these salary provisions become effective. The minimum payments under these employment agreements, including Mr. Kaye’s would increase to $675,000 per annum through October 17, 2009 and to $550,000 for the period from October 18, 2009 through October 23, 2011, upon the Company achieving an adequate level of working capital, as defined in the employment agreements.

19. INCOME TAXES

Total deferred tax assets and valuation allowances are approximately as follows at December 31:

	2008	2007

Current deferred tax asset - inventory reserve	$100,000	$85,000

Non-current Deferred Tax Assets:
Net operating loss carryforwards	5,974,000	6,271,000
Deferred gain on sale of property	367,000	980,000
Accrued liabilities not paid	262,000	-
Stock-based compensation expense	252,000	166,000
Other	(5,000)	(4,000)
Total long-term deferred tax assets	6,850,000	7,413,000
Total deferred tax assets	6,950,000	7,498,000
Less: valuation allowance	(6,950,000)	(7,498,000)
Net deferred tax assets	$-	$-

The differences between income tax provision (benefit) in the financial statements and the tax benefit (provision) computed at the U.S. Federal statutory rate of 34% at December 31, are as follows:

	2008	2007

Federal tax provision (benefit) at the statutory rate	34.0%	(34.0)%
State income taxes, net of federal benefit	3.7	-
Accrued liabilities not paid	7.4	-
Stock-based compensation expense	8.4	5.5
Gain on sale of property	(58.1)	-
Inventory reserves	-	0.1
Depreciation deduction for financial reporting purposes	0.7	0.3
Other	(0.2)	-
Valuation allowance	4.1	28.1
Effective tax rate	0.0%	0.0%

During the year ended December 31, 2008, the Company reduced the deferred tax asset upon the denial of the Company’s application for authority to sell its 2007 State of New Jersey net operating loss. At December 31, 2008, the Company had available, approximately $17,061,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between December 31, 2013 and 2028.  At December 31, 2008, the Company had available approximately $2,884,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between December 31, 2026 and 2028. For the year ended December 31, 2008, the valuation allowance decreased by approximately ($548,000) and for the year ended December 31, 2007, the valuation allowance increased by approximately $887,000.

20. RELATED PARTY TRANSACTIONS

On April 30, 2003, the Company amended its license agreement with Coates Motorcycle (the “Amended Motorcycle License Agreement”). Pursuant to a prior license agreement, the Company granted certain exclusive licenses in exchange for approximately 51% of the common shares of Coates Motorcycle.  In addition, the Company had an anti-dilution right. The Amended Motorcycle License Agreement expanded the license rights granted and removed the anti-dilution provision in exchange for 1,000,000 common shares of Coates Motorcycle. As a result of these transactions, the Company owns 3,558,000 shares of Coates Motorcycle, representing an approximately 30% ownership interest.  The Company is under no obligation to provide any funding or support to Coates Motorcycle under any circumstances. Under the Amended Motorcycle License Agreement, the Company granted an exclusive sublicense for North America, South America and Central America and their territories (collectively, the "Western Hemisphere") to make, use and sell motorcycles utilizing the CSRV Technology.

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

Emerging Issues Task Force ("EITF") 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee", requires an investor using the equity method, that has reduced the value of the investment to $-0-, but also has loans outstanding or other forms of equity such as preferred stock to continue to report its share of the losses. The Company’s cumulative equity in the losses of Coates Motorcycle since the initial acquisition of its investment in Coates Motorcycle reduced the value of the Company’s investment to $-0-. Had the Company continued to record its proportionate share of undistributed losses after its investment was written down to $ -0-, it would have recorded an additional share of undistributed losses aggregating approximately $519,000 through December 31, 2008.

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

In April 2007, the Company acquired approximately $15,000 of equipment from Coates Motorcycle in consideration for it assuming the remaining obligations on a capital lease on such equipment which terminated in August 2008.

Summarized unaudited information for Coates Motorcycle is as follows:

	Unaudited
	December 31,
	2008	2007

Current assets	$55	$175
Total assets	55	175
Current liabilities	(668,591)	(579,020)
Total liabilities	(1,560,591)	(1,470,520)
Stockholders’ deficiency	1,560,536	1,470,345

	Unaudited
	Years Ended December 31,
	2008	2007
Revenue	$-	$-
Operating expenses	620	410,747
Net loss	(90,191)	(554,860)

During the period through March 2007, Mark Goldsmith, former Chief Executive Officer and President also served as the Chief Executive Officer, President and Interim Chief Financial Officer of Coates Motorcycle pursuant to an employment agreement.  Mr. Goldsmith received salary payments of $25,000 in 2007. He was also provided with a leased automobile and medical and dental benefits.

During the year ended December 31, 2007, the Company acquired approximately $15,000 of equipment from Coates Motorcycle Company, Ltd. in consideration for assumption of the remaining net obligation under a capital lease of the equipment amounting to approximately $15,000. The lease term expired during the year ended December 31, 2008.

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

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the two years ended December 31, 2008, is summarized as follows:

	For the Years Ended December 31,
	2008	2007

George J. Coates (a)	$264,000	$199,000
Gregory Coates (a)(b)	140,000	98,000
Bernadette Coates	65,000	51,000

(a)	Includes compensation paid in 2008 for 2007 vacation earned but not taken.
(b)
Does not include $10,000 paid in 2007 as an initial payment toward a new technology that provides computerized control of sequential fuel injection, a key component of the natural gas powered CSRV engine generator. This technology is in the process of being patented.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $70,000 and $80,000 in 2008 and 2007, respectively.

The Company subcontracts certain project expenses from Coates Precision Engineering, of which George J. Coates is the sole shareholder.  During the years ended December 31, 2008 and 2007, the Company paid approximately $500 and $5,000, respectively, related to these services.

21. LITIGATION AND CONTINGENCIES

In March 2004, the Company, certain of its officers and directors and other related and unrelated parties were named as co-defendants along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by the Company and WWE against Gary Sommer, a principal of one of the defendants. A plaintiff contended that he was the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to shares of its restricted common stock if certain conditions were not met by 1107. The Company maintains that 1107 did not fulfill such conditions, and failed to make a certain payment, and therefore, the deposit converted into shares of the Company’s restricted common stock. Mr. Neff’s claims against the Company and George Coates had been dismissed by the trial court. That dismissal was affirmed on appeal and the claims of two other plaintiff companies were reinstated by the appellate court upon payment by plaintiffs of a court imposed sanction of $7,500. An additional sanction and costs were paid to WWE. The claims asserted by all of the parties were settled in March 2009 through mediation. Pursuant to the terms of that settlement, the Company and WWE agreed to pay 1107 a total of $185,000. The obligation to fund the settlement was shared equally by the Company and WWE. The Company’s $92,500 portion of the settlement has been accrued and is included in accounts payable and accrued liabilities in the accompanying balance sheet as of December 31, 2008. All parties executed mutual releases and all claims have been dismissed with prejudice, without costs to any party. As a condition of the settlement, Mr. Sommer endorsed over to the Company a stock certificate evidencing 25,000 shares of the company's common stock. The shares of stock evidenced by that stock certificate have been retired and restored to authorized, unissued common stock status. The Company was not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of its common stock.

In April 2007, the Company received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to the Company. The Company had notified the holder of this note that it does not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. At this time, it is not possible to reasonably estimate the outcome of this matter and, accordingly, no amount has been accrued.

Mark D. Goldsmith, a former executive of the Company, filed suit on January 25, 2008, in which he asserts that the company is liable to him for breach of an employment contract. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Mr. Goldsmith has been served interrogatories, provided a notice to produce documents and give deposition. On April 8, 2008, the Company received notice that the court assigned this matter to mandatory mediation. A mediation session was held on June 23, 2008. Mediation was not successful. Mr. Goldsmith's deposition was taken on February 10, 2009. The Company is evaluating whether the information disclosed in that deposition warrants the filing of a dispositive motion. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

The Company is not a party to any other litigation that is material to its business.

22. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

23. SUBSEQUENT EVENTS

       Stock Option Grant

On January 19, 2009, in accordance with the Company’s 2006 Stock Option and Incentive Plan, stock options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors. These options become vested on January 19, 2010.

       Sale of Shares of Common Stock and Warrants

In March 2009, the Company sold 838,096 shares of its common stock, 333,333 warrants to purchase one share of our common stock at an exercise price of $0.30 per share and 85,714 warrants to purchase one share of our common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000.