Form 10-Q
period 2009-03-31
COATES INTERNATIONAL LTD \DE\
filed 2009-05-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐	Accelerated filer Non-accelerated filer ☐
Non-accelerated filer ‚ (Do not check if a smaller reporting company)	Smaller reporting company ☒

As of May 11, 2009, 273,939,732 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2009

Coates International, Ltd.
Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$283,575	$721,952
Inventory, net	498,439	487,549
Prepaid and other assets	-	4,679
Total Current Assets	782,014	1,214,180
Investment in related party	-	-
Deposit on land and building	226,829	-
Property, plant and equipment, net	36,290	39,376
Deferred licensing costs, net	71,362	72,433
Security deposits	197,500	197,500
Total Assets	$1,313,995	$1,523,489

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,215,170	$1,248,173
10% Convertible note, due January 2010	20,000	-
Total Current Liabilities	1,235,170	1,248,173

10% Convertible note, due January 2010	-	20,000
Deferred of gain on sale of land and building	894,618	978,479
License deposits	375,000	375,000
Total Liabilities	2,504,788	2,621,652

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 273,939,732 and 273,126,636 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	27,394	27,313
Additional paid-in capital	21,104,818	20,722,899
Accumulated deficit	(22,323,005)	(21,848,375)
Total Stockholders' Deficiency	(1,190,793)	(1,098,163)
Total Liabilities and Stockholders' Deficiency	$1,313,995	$1,523,489

.

The accompanying notes are an integral part of these financial statements

Coates International, Ltd.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue from research and development	$215,000	$-
Gain on sale of land and building	83,862	-
Total	298,862	-

Expenses
Research and development costs	158,868	136,592
General and administrative expenses	610,108	340,129
Depreciation and amortization	4,157	9,417
Total Operating Expenses	773,133	486,138
Loss from Operations	(474,271)	(486,138)
Interest expense, net	(359)	(95,056)
Loss Before Income Taxes	(474,630)	(581,194)
Provision for income taxes	-	-
Net Loss	$(474,630)	$(581,194)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	273,346,411	273,424,988

The accompanying notes are an integral part of these condensed financial statements

Coates International Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net Cash Used in Operating Activities	$(479,681)	$(472,787)
Cash Flows from Investing Activities:
Deposit on land and building	(218,697)	-
	(218,697)	-
Cash Flows from Financing Activities
Issuance of common stock and warrants	260,000	7,952
	260,000	7,952
Net Decrease in Cash	(438,378)	(464,835)
Cash, beginning of period	721,952	959,181
Cash, end of period	$283,574	$494,346

	2009	2008
Cash Paid for interest	$-	$97,669

The accompanying notes are an integral part of these condensed financial statements

 Coates International, Ltd.
Notes to the Condensed Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2009, had a Stockholders’ Deficiency of approximately $1,191,000. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of our operations, develop additional commercially feasible applications of the CSRV technology and seek additional sources of working capital and cover the general and administrative expenses in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At March 31, 2009, we had negative working capital of approximately ($453,000), compared with negative working capital of approximately ($34,000) at the end of 2008.  During the three months ended March 31, 2009, the Company received $215,000 from research and development fees and received proceeds of $260,000 from the sale of common stock and warrants. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. RECENT ACCOUNTING PRONOUCEMENT

In June 2008, the Financial Accounting Standards Board ratified the consensus reached on Emerging Issues Task Force (“EITF”) issue No. 07-05, “ Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which will qualify as a scope exception under Statement of Financial Accounting Standards No. 133, “ Accounting for Derivative Instruments and Hedging Activities”. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted.  Management does not belive that adoption of  EITF No. 07-05 will have a material effect on the Company's financial statements.

3. ACCOUNTING POLICIES

Net Loss per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding during the three months ended March 31, 2009 and 2008. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

4. AGREEMENTS WITH WELL TO WIRE ENERGY, INC.

On September 29, 1999, the Company signed a sublicense agreement with Well to Wire Energy, Inc. ("WWE"), a company based in Canada in the oil and gas industry.  This agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000. A deposit payment in the amount of $300,000 was received at that time. A separate research and development agreement provided for WWE to pay a $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. As of March 31, 2009, the Company had been paid a total of approximately $3,528,000 by WWE under these agreements.

Additional provisions of the Canadian License agreement are as follows:

●	WWE shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV System technology within Canada for use in the oil and gas industry.
●	WWE shall have a specified right of first refusal to market the electric power generators worldwide in the oil and gas industry and landfill operations.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by WWE in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $150,000. The Company received a firm order from WWE for approximately 7,400 CSRV system technology engine generators at a mutually agreed upon increased price per unit of $159,000.  In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such a case, WWE would retain non-exclusive rights to continue to use the Coates generator engine in the territory of Canada.

●	WWE shall not be required to pay any royalties as part of the agreements between the parties.
●	All licensed rights under the Canadian License related to the CSRV system technology will remain with the Company.

In 2008, the Company entered into a conditional second sublicense agreement with WWE for the territory of the United States (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of the Company’s CSRV Systems as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The Escrow Agreement was established to provide a more secure mechanism for the Company to collect payments due under both the Canadian licensing and research and development agreements and the $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to the Company, at the date of the Escrow Agreement, in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to the Company totaling $1.5 million in prior years. The Company received an additional $215,000 non-refundable payment from WWE during the three months ended March 31,  2009, which has been recognized as research and development revenue in the accompanying statement of operations. No payments were received from WWE for the three months ended March 31, 2008. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to the Company and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At March 31, 2009, the remaining balance of the Release Payment was approximately $7,472,000.  Subsequent to March 31, 2009, the Company received an additional installment of the Release Payment of $475,000, reducing the balance of the Release Payment to approximately $6,997,000, not including interest on the unpaid balance at 5% per annum of approximately $303,000. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the full amount of the Release Payment required to be made under the Amended Escrow Agreement by April 30, 2009 (the “Extended Payment Period”). In consideration of the severe world-wide economic climate and WWE’s continued good faith efforts to make substantial periodic, non-refundable installments of the Release Payment, the Company agreed to extend the due date for paying the entire remaining balance of the Release Payment due under the Escrow Agreement to July 31, 2009. Under the extension agreement, WWE is required to make periodic installment payments throughout the extension period. As further incentive to WWE and in view of the diminished level of risk that would result upon WWE having made a substantial 45% non-refundable investment in the licenses, the extension agreement provides that upon making an aggregate total of at least $4,950,000, or 45% of the total $11 million originally due under the Escrow Agreement, WWE would no longer be subject to the license cancellation provisions. However, exclusivity would be forfeited if WWE failed to pay the Company the entire remaining balance of the Release Payment. Interest continues to be payable to the Company at the compounded rate of 5% per annum on the unpaid balance of the Release Payment.  Such interest shall be recognized as income upon receipt from WWE.

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

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV system technology from the Company or its designee. The license granted to WWE is exclusive within the Territory provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry or landfill operations.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments which were to commence October 27, 2008 in an amount equal to WWE’s prior quarter net profits. As WWE has not generated a net profit to date, no quarterly installment payments have been required. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such an offering.

In 2008, WWE secured an equipment lease finance commitment from Canada West Corporate Finance, Inc. (“Canada West”), which is to be utilized for its CSRV engine generator purchases and related equipment and parts over a five-year periodic pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.   Although the initial price per unit under the firm order received from WWE was $159,000, the maximum price per unit provided for under this finance commitment is $222,000. Should WWE fulfill its five year business plan at the $159,000 unit price, the Company would earn revenues of almost $1.2 billion. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty for borrowers. Accordingly, there can be no assurance that tight credit markets will not affect the availability of funds under the financing commitment obtained from Canada West by WWE.

5. INVENTORY

Inventory at March 31, consisted of the following:

	2009	2008
Raw materials	$377,522	$294,385
Work-in-process	32,099	41,016
Finished goods	240,000	240,000
Reserve for obsolescence	(151,182)	(151,182)
Total	$498,439	$424,219

6. COMMON STOCK

In March 2009, the Company sold 838,096 shares of its common stock, 333,333 warrants to purchase one share of its common stock at an exercise price of $0.30 per share and 85,714 warrants to purchase one share of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000. In connection with the settlement of litigation in March 2009, a certificate representing the ownership of 25,000 shares of common stock was surrendered by one of the parties. These shares were retired and returned to authorized, but unissued status.

In January 2008, the Company sold 15,000 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $8,000 (See Note 7.)

7. 10% CONVERTIBLE NOTES DUE JANUARY 2010

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

8. INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

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

In connection with this transaction, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement which became effective in 2007. The Company shall have an ongoing obligation to register additional shares of its common stock as necessary underlying the draw downs.

No shares of common stock were sold under this equity line of credit during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company sold 15,000 shares of its common stock under this equity line of credit and received proceeds of approximately $8,000.

9. SALE/LEASEBACK OF LAND AND BUILDING

In 2005, the Company entered into a sale/leaseback arrangement of the property which houses its headquarters and research and development facility.  In accordance with GAAP, this transaction was required to be accounted for under the finance method until November 2008, because the Company had a continuing interest in the property represented by an option to repurchase the property at any time during the first three years of the agreement. This option lapsed unexercised in November 2008.  The monthly rental payments provided for by the lease agreement were being accounted for as interest expense, which amounted to $-0- and $97,500 in the accompanying statement of operations for the three months ended March 31, 2009 and 2008, respectively.

The lapsing of this option in November 2008 required the recognition of the sale of the property and recognition of the gain on this sale of approximately $2,474,000, of which approximately $1,467,000 was recognized in November 2008. The remaining portion of the gain is being recognized over the remaining life of the lease agreement. For the three months ended March 31, 2009, approximately $84,000 of this deferred gain was recognized and is included in gain from sale of land and building in the accompanying statement of operations for the three months ended March 31, 2009. The remaining unrecognized balance of the deferred gain on sale at March 31, 2009 of approximately $978,000 is presented as deferred gain on sale of land and building in the accompanying balance sheet at March 31, 2009.

The remaining payments due under the operating lease agreement subsequent to the recognition of the sale are being charged to rent expense in accordance with the required accounting treatment for an operating lease. Rent expense for the three months ended March 31, 2009 amounted to $97,500. There was no rent expense for the three months ended March 31, 2008.

Minimum payments under the operating lease agreement are as follows:

Year Ending December 31,	Amount
2009	$292,500
2010	390,000
2011	357,500
Total	$1,040,000

The Company is responsible for all operating expenses and real estate taxes under the sale/leaseback agreement. As described more fully in Note 14, the Company was the successful bidder in an auction of this property. Closing of this re-purchase transaction is expected to close in the second quarter of 2009, whereupon the operating lease for this property would automatically terminate and the Company would be relieved of the minimum payment obligations in the chart above.

10. LOSS PER SHARE

At March 31, 2009, the Company had 4,198,491shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of 10% convertible notes into 44,444 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock a price per share of $1.10; and, (iii) warrants to purchase 333,333 shares of common stock at a price per share of $0.30 and warrants to purchase 85,714 shares of common stock at a price per share of $0.35, (iv) 1,161,665 vested stock options, and; (v) 613,335 non-vested stock options to purchase shares of common stock at a price per share of $0.44 and 1,750,000 non-vested stock options to purchase shares of common stock at a price per share of $0.29. For the three months ended March 31, 2009 and 2008, no potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculations would have been anti-dilutive.

11. STOCK OPTIONS

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

On January 19, 2009, stock options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors, including 1,000,000 and 500,000 stock options granted to George J. Coates and Gregory Coates, respectively. These options will become vested on January 19, 2010. No stock options were granted and no stock options vested during the three month period ended March 31, 2008. The weighted-average fair value of 2,398,335 non-vested stock options at March 31, 2009 was approximately $727,000. Total compensation cost related to non-vested stock options at March 31, 2009 that has not been recognized was approximately $438,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 1.3 years.

At March 31, 2009, the fair value of 15,000 unvested, non-employee stock options granted to the Company’s general corporate counsel was approximately $4,900.

For the three months ended March 31, 2009 and 2008, the Company recorded non-cash stock based compensation expense amounting to approximately $122,000 and $69,000, respectively, relating to stock option grants. For the three months ended March 31, 2009 and 2008, approximately $73,000 and $41,000, respectively, of this amount was included in research and development expenses and approximately $49,000 and $28,000, respectively, of this amount was included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity for the quarter ended March 31, 2009 in the Company’s Stock Option Plan for employees and directors is as follows:

	Per Share Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Share at Date of Grant
Balance, 1/1/09	$0.44	1,775,000	13	1,151,666	$0.44	$0.40
	$0.29	-	-	-	-

Granted, January 19, 2009	$0.29	1,750,000	15	-	$0.29	$0.27

Cancellation and Forfeitures	$0.44	-
Cancellation and Forfeitures	$0.29	-

Balance, 3/31/09	$0.44	1,775,000	13	1,151,666	$0.44	$0.40
	$0.29	1,750,000	15	-	$0.29	$0.27

Total outstanding stock options at March 31, 2009 are 3,525,000.

A summary of the activity for the quarter ended March 31, 2008 in the Company’s Stock Option Plan for employees and directors is as follows:

	Per Share Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Share at Date of Grant
Balance, 1/1/08	$0.44	1,775,000	14	588,333	$0.44	$0.40
Cancellation and Forfeitures	$0.44	-
Balance, 3/31/08	$0.44	1,775,000	14	588,333	$0.44	$0.40

The weighted average fair value of the Company's stock-based compensation expense of $0.27 per share for the stock option granted in January 2009 and $0.40 per share for stock options granted in April 2007 was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

		Granted January 2009	Granted April 2007
●	Historical stock price volatility	180	180
●	Risk-free interest rate	1.26%	4.56%-4.64%
●	Expected life (in years)	4	4
●	Dividend yield	0.00%	0.00%

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
●
Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

●
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has no historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its expectation that its employees, officers and directors will be subject to frequent black out periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

The same methodology and assumptions were utilized in estimating the fair value of non-employee stock options granted to the Company’s general corporate counsel, as discussed above.

12. INCOME TAXES

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

Deferred taxes increased by approximately $97,000 and $267,000 for the three months ended March 31, 2009 and 2008, respectively. This amount is fully offset by a corresponding increase in the tax valuation allowance.

13. RELATED PARTY TRANSACTIONS

The Company owns approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV engine.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0- in 2005, it would have recorded an additional share of undistributed losses aggregating approximately $525,000 through March 31, 2009.

Summarized unaudited information for Coates Motorcycle is as follows:

	March 31, 2009	December 31, 2008
Current assets	$55	$55
Total assets	55	55
Current liabilities	(690,243)	(668,591)
Total liabilities	(1,582,243)	(1,560,591)
Stockholders’ deficiency	1,582,188	1,560,536

	For the Three Months Ended March 31:
	2009	2008

Revenue	$-	$-
Operating expenses	100	520
Net loss	(21,753)	(22,905)

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options granted to George J. Coates and Gregory Coates is summarized as follows:

	For the Three Months Ended March 31:
	2009	2008(a)

George J. Coates	$64,200	$60,000
Gregory Coates	39,500	29,000
Bernadette Coates	19,000	14,000

(a) Includes compensation paid for vacation earned but not taken during the three months ended March 31, 2008.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of approximately $24,000 and $18,000 during the three months ended March 31, 2009 and 2008, respectively.

The Company paid Coates Precision Engineering, Ltd, a company owned solely by George J. Coates, approximately $-0- and $500 for services rendered in connection with engineering certain materials for use in production during the three months ended March 31, 2009 and 2008, respectively.

14. LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed suit January 2008 in which he asserts that the Company is liable to him for breach of an employment contract. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. A deposition has been taken from Mr. Goldsmith on February 10, 2009. The Company is evaluating whether the information disclosed in that deposition warrants the filing of a dispositive motion. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

In March 2004, CIL, certain of its officers and directors and other related and unrelated parties were named as co-defendants, along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by CIL and WWE against Gary Sommer, a principal of one of the plaintiffs. A plaintiff contended that he was the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to shares of the Company’s restricted common stock if certain conditions were not met by 1107. The Company maintained that such conditions were not met and therefore, the deposit converted into shares of the Company’s restricted common stock. The claims asserted by all of the parties were settled in March 2009 through mediation. Pursuant to the terms of that settlement, in March 2009, CIL and WWE each paid $92,500 to 1107. The Company’s $92,500 portion of the settlement was charged to expense in December 2008. All parties executed mutual releases and all claims have been dismissed with prejudice, without costs to any party. As a condition of the settlement, Mr. Sommer endorsed to CIL a stock certificate evidencing 25,000 shares of the Company’s common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status. The Company was not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of its common stock.

In 2007, the Company received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to the Company. The Company had notified the holder of this note that it does not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. At this time, it is not possible to reasonably estimate the outcome of this matter and, accordingly, no amount has been accrued.

The Company is not a party to any other litigation that is material to its business.

15. SUBSEQUENT EVENTS

Repurchase of the Company’s Headquarters Facility

In April 2009, the Company was notified that it was the successful bidder in an auction for the sale of the land and building which serves as the Company’s headquarters and research and development facility. The purchase price of approximately $2,137,000 will be satisfied by the initial cash deposit of approximately $214,000, application of the Company’s $195,000 security deposit under the operating lease for the property, a $1,750,000 mortgage loan and a cash payment at closing to cover any remaining applicable closing costs. Deposit on land and building in the accompanying balance sheet at March 31, 2009 consists of the cash deposit of approximately $214,000 and pre-closing costs incurred, directly related to the re-purchase transaction.

Upon closing of this transaction, expected to occur during the second quarter of 2009, the operating lease, which requires monthly rent payments of $32,500 would automatically terminate. The Company has in place a commitment for the mortgage loan, which would require interest-only monthly payments at a 12% annual rate of interest, which would amount to $17,500. The mortgage term would be for eighteen months with an option to extend for an additional six months upon payment of ½% of the outstanding balance. The lender would also be issued 100,000 warrants, which would expire within two years, to purchase shares of the Company’s common stock at a price per share of $0.50. The terms of the mortgage also would provide for an exit fee to be determined, not to exceed $52,500. The terms of the mortgage loan commitment require that it be secured by the property, all assets of the Company, a pledge of shares of the Company’s common stock owned by, and other personal assets of, George J. Coates and the personal indemnification from George J. Coates in the event that repayment of the mortgage loan is impacted by the discovery of any environmental liability on the property. This property was previously owned by the Company and sold in 2005 for approximately $4,200,000.

Actions by Consent of Majority Shareholder

(a)	Designation of Series A Preferred Stock

In April 2009, the Board of Directors adopted a proposal declaring advisable the designation of 25,000 of the Company’s 100,000,000 total authorized shares of preferred stock as Series A Preferred Stock. Each share entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are required by law to be submitted to a vote of shareholders. Series A Preferred Stock have no other rights or obligations. Specifically, Series A Preferred Stock will not have any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

(b)	Approval to Issue 10,000 Shares of Preferred Stock

The Board of Directors of the Company has adopted a proposal declaring advisable that in consideration for the pledge of shares of common stock of the Company directly and/or beneficially owned by George J. Coates, majority stockholder, Chairman, CEO and President, and the granting of a personal guaranty covering all personal assets of George J. Coates to secure new indebtedness of the Company:

The Company shall issue to George J. Coates, 10,000 fully paid and non-assessable shares of Series A Preferred Stock. Each such share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are required by law to be submitted to a vote of shareholders. These shares of Preferred Stock will reduce the voting percentage of all other shareholders, but will not affect their rights with respect to any dividends and other distributions made by the Company and will have no affect on the earnings per share applicable to holders of common stock. Based on 273,964,732 shares of common stock outstanding as of April 30, 2009, the voting rights of the holders of the Company’s common stock will be affected as follows:

Percentage of voting rights held:	George J. Coates	All Other Shareholders
As of April 30, 2009	76.02%	23.98%
Immediately after issuance of the Series A Preferred Stock	82.56%	17.44%

(c)	Conditional Anti-Dilution Protection for Shares of Common Stock Owned by George J. Coates

All shares of the Company’s common stock directly or beneficially owned by George J. Coates (“GJC Shares”) will be granted conditional anti-dilution protection. Such anti-dilution protection will only be triggered in the event that any GJC Shares pledged as collateral for any indebtedness of the Company are sold by the lender in order to satisfy all or any portion of the Company’s outstanding indebtedness, including any related unpaid accrued interest or other unpaid obligations arising out of such indebtedness. In any such event, the Company shall issue additional shares of common stock to George J. Coates so that he shall hold the same percentage of the then resulting new total of outstanding common shares after the issuance of such new shares of common stock to George J. Coates as the percentage he held before the issuance of such new shares of common stock.

In the event that the conditional anti-dilution protection is triggered, the ownership interests, share of dividends, share of any other distributions from the Company and voting interests of all other holders of the Company’s common stock would be diluted.

(d)	Election of Directors

In addition, the Board of Directors authorized and approved the nomination of George J. Coates, Gregory Coates, Barry C. Kaye, Dr. Richard W. Evans, Dr. Michael J. Suchar, Dr. Frank Adipietro, Glenn Crocker and Richard Whitworth as directors to hold office until the next Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified. All of the nominees are presently directors of the Company.

On April 30, 2009, George J. Coates, the majority stockholder of the Company approved these actions by written consent in lieu of a meeting in accordance with the Delaware General Corporation Law. On May 12, 2009, the Company filed a definitive Information Statement on Schedule 14C with the Securities and Exchange Commission to notify its shareholder of these actions. A copy of this Information Statement is required to be mailed to all stockholders of record as of April 30, 2009. Pursuant to Rule 14c-2 of the Securities Exchange Act, stockholder approval of these amendments will not become effective before June 2, 2009, which is approximately 21 calendar days after May 12, 2009, the date the Company initiated the mailing of the Information Statement to its stockholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our agreements with Well to Wire Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International, Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV”) system technology. We believe that the CSRV system technology delivers significant competitive advantages over conventional internal combustion engines, including a substantial improvement in fuel efficiency, a substantial reduction in harmful emissions and longer intervals between schedule engine maintenance. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also completed designing and retrofitting the CSRV system technology into a diesel engine for heavy trucks. The next steps on this diesel truck engine include completing the mapping of the computer circuitry for certain truck functions powered by the engine and testing.  We have been developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.  This includes searching for the optimal location, shipping logistics, manufacturing facility and qualified labor pool for such large scale manufacturing.  We continue to actively seek out new sources of working capital to fund our manufacturing activities.

We are also engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and are planning to manufacture engines and/or license the technology to third party OEM's for multiple other applications and uses. We believe the CSRV system technology has wide applicability to products of all types powered by internal combustion engines.

Significant Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, we signed a sublicense agreement with Well to Wire Energy, Inc. (“WWE”), a company based in Canada that services the oil and gas industry. This agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000. A deposit payment in the amount of $300,000 was received at that time. A separate research and development agreement provided for WWE to pay us a $5,000,000 fee in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. As of May 11, 2009, we have been paid a total of approximately $4,003,000 by WWE under these agreements.

Additional provisions of the Canadian License agreement are as follows:

●	WWE shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV System technology within Canada for use in the oil and gas industry.
●	WWE shall have a specified right of first refusal to market the electric power generators worldwide in the oil and gas industry and landfill operations.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per generator shall be $150,000. We received a firm order from WWE for approximately 7,400 engine generators at a mutually agreed upon increased price per unit of $159,000. In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such a case, WWE would retain non-exclusive rights to continue to use the Coates generator engine in the territory of Canada.

●	WWE shall not be required to pay us any royalties as part of the agreements between the parties.
●	All licensed rights under the Canadian License related to the CSRV system technology will remain with Coates.

In 2008, we entered into a conditional second sublicense agreement with WWE for the territory of the United States (the “US License”). The US License provides for a license fee of $50 million and annual minimum purchases of Coates CSRV Systems as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The Escrow Agreement was established to provide a more secure mechanism for us to collect payments due under both the Canadian licensing and research and development agreements and the $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to us, at the date of the Escrow Agreement, in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to us totaling $1.5 million in prior years. As of May 11, 2009, we have received approximately $690,000 in 2009 and $1,813,000 of non-refundable payments from WWE for the year ended December 31, 2008 which was recognized as research and development revenue. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At May 11, 2009, the remaining balance of the Release Payment was approximately $6,997,000. Interest on the unpaid balance at 5% per annum of approximately $333,000 is also due. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, our cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the full amount of the Release Payment required to be made under the Amended Escrow Agreement by April 30, 2009 (the “Extended Payment Period”). In consideration of the severe world-wide economic climate and WWE’s continued good faith efforts to make substantial periodic, non-refundable installments of the Release Payment, we agreed to extend the due date for paying the entire remaining balance of the Release Payment due under the Escrow Agreement to July 31, 2009. Under the extension agreement, WWE is required to make periodic installment payments throughout the extension period. As further incentive to WWE and in view of the diminished level of risk that would result upon WWE having made a substantial 45% non-refundable investment in the licenses, the extension agreement provides that upon making an aggregate total of at least $4,950,000, or 45% of the total $11 million originally due under the Escrow Agreement, WWE would no longer be subject to the license cancellation provisions. However, exclusivity would be forfeited if WWE failed to pay us the entire remaining balance of the Release Payment. Interest continues to be payable to us at the compounded rate of 5% per annum on the unpaid balance of the Release Payment.  Such interest shall be recognized as income upon receipt from WWE.

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

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV system technology from us or our designee. The license granted to WWE is exclusive within the Territory, provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry and landfill operations.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments which were to commence October 27, 2008 in an amount equal to WWE’s prior quarter net profits. As WWE has not generated a net profit to date, no quarterly installment payments have been required. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such offering.

In 2008, WWE secured an equipment lease finance commitment from Canada West Corporate Finance, Inc. (“Canada West”), which is to be utilized for its CSRV engine generator purchases and related equipment and parts over a five-year period pursuant to its licensing agreement with us. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.   Although the initial price per unit under the firm order we received from WWE was $159,000 per unit, the maximum price per unit provided for under this finance commitment is $222,000. Should WWE fulfill its five year business plan at a price per unit of $159,000, we would earn revenues of almost $1.2 billion. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty for borrowers. Accordingly, there can be no assurance that tight credit markets will not affect the availability of funds under the financing commitment obtained from Canada West by WWE.

We do not currently have the production capacity to fulfill orders for this number of engine generators over the next five years.  Management believes that it could be successful in entering into a procurement contract with one or more major engine suppliers in the United States to deliver engine blocks incorporating our proprietary pistons and heads.  Under this approach, we would complete the production of the engines by incorporating the CSRV system technology into these engine blocks.

There are a number of inherent risks associated with achieving this level of revenues over the next five years, including:

•
Although we intend to pursue numerous other opportunities to generate revenues from production of internal combustion engines incorporating the CSRV system technology and/or licensing of this technology to original equipment manufacturers, until we are able to enter into definitive agreements with new customers, our revenues will be concentrated with a single customer, WWE.  WWE will be required to remit periodic installments of the Release Payment due us under the Escrow Agreement to retain their exclusivity.

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

Results of Operations – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues for the three months ended March 31, 2009, which amounted to approximately $299,000, consisted of revenues from research and development of approximately $215,000 and recognition of a gain on sale of land and building of approximately $84,000.  The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with WWE established in connection with our licensing and research and development agreements. The gain on sale of land and building represents the amount of the deferred gain on the sale of the property, which houses our offices and research and development facility, that was recognized in the first quarter of 2009. No revenues were generated for the three months ended March 31, 2008.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $159,000 and $137,000 for the three months ended March 31, 2009 and 2008, respectively. Included in research and development costs for the three months ended March 31, 2009 and 2008 were approximately $84,000 and $74,000, respectively, of allocated compensation and benefits and approximately $73,000 and $41,000, respectively, of stock-based compensation expense. The amount of stock-based compensation expense in 2009 increased due to the grant of additional employee stock options in January 2009 to purchase 1,750,000 shares of common stock.

General and administrative expenses increased to approximately $610,000 for the three months ended March 31, 2009 from approximately $340,000 in the corresponding period in 2008. This net increase of approximately $270,000 primarily resulted from an increase in rent expense of approximately $97,000 in connection with the lease of our principal facility. The conditions for recognition of the gain on this transaction were satisfied in November 2008. Subsequent thereto payments under the related lease were recorded as rent expense in accordance with the accounting for an operating lease. Prior to recognition of this gain, the transaction was accounted for under the finance method and the lease payments were recorded as interest expense. The remainder of the approximately $270,000 increase in general and administration expenses primarily resulted from an increase in legal and professional fees of approximately $94,000, an increase in compensation and benefits of approximately $25,000, an increase in marketing and printing expenses of approximately $20,000, an increase in travel and entertainment expenses of approximately $20,000 related to pursuing opportunities to market our technology in China and a net increase in other expenses of approximately $14,000, offset by a decrease in patent maintenance expense of approximately $21,000.

Depreciation and amortization expense decreased to approximately $4,000 in the three months ended March 31, 2009 from approximately $9,000 in the comparable period in 2008.  This decrease was primarily due to removal of building and building improvements from the Company’s books in connection with the recognition of the sale of land and building in the fourth quarter of 2008 and discontinuance of depreciation of assets which became fully depreciated.

Interest expense, net was approximately $400 for the three months ended March 31, 2009. For the three months ended March 31, 2008 interest expense, net amounted to approximately $ 95,000 in connection with the accounting for the sale/leaseback transaction on our principal facility which was being accounted for in accordance with the finance method during that period.

The change in deferred taxes for the three months ended March 31, 2009 and 2008 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We experienced a net loss for the three month periods ended March 31, 2009 and 2008, of approximately $475,000 and $581,000, respectively.

Liquidity and Capital Resources

Our cash position at March 31, 2009 was approximately $284,000, a decrease of approximately $438,000 from the cash position of approximately $722,000 at December 31, 2008. We had negative working capital of approximately ($453,000) at March 31, 2009 which represents an approximately ($419,000) decrease from the approximately ($34,000) of negative working capital at December 31, 2008. Our current liabilities of approximately $1,235,000 at March 31, 2009 decreased by approximately $13,000 from approximately $1,248,000 at December 31, 2008.

Operating activities utilized cash of approximately ($480,000) in the three months ended March 31, 2009. Cash utilized by operating activities in the three months ended March 31, 2009 results primarily from a net loss of approximately ($475,000), increased by non-cash gain on sale of land and building and reduced by non-cash expenses for stock based compensation expense of $122,000 and depreciation and amortization of approximately $4,000. In addition, operating cash was utilized for inventory purchases of approximately ($10,000) and a cash reduction of accounts payable and accrued liabilities of approximately ($41,000) offset by a reduction in prepaid and other assets of approximately $5,000.

Cash for investing activities of approximately $219,000 was used for a deposit and certain pre-closing expenses in connection with the repurchase of the land and building which serves as our principal facility. No cash was utilized for investing activities during the three months ended March 31, 2008.

Financing activities generated cash of approximately $260,000 represented by the gross proceeds from the sales of common stock and warrants for the three months ended March 31, 2009. Cash of approximately $8,000 was generated from the sale of shares of our common stock for the three months ended March 31, 2008.

We have incurred recurring losses from operations through March 31, 2009, with the exception of the year ended December 31, 2008 and had a Stockholders’ Deficiency of approximately $1,191,000. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2009 with respect to our financial statements as of and for the year ended December 31, 2008 that these circumstances raise substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2009, we raised approximately $260,000 of new working capital from sales of our common stock and stock warrants and we also received $215,000 in Release Payments from WWE which is being used for working capital purposes. Subsequent to March 31, 2009, we received an additional Release Payment of $475,000 from WWE.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are planning to enter the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV technology to internal combustion engines. The source of such additional working capital is anticipated to come from the cash flows under the Escrow Agreement with WWE, the equity line of credit established with Dutchess Private Equities Fund, Ltd. (“Dutchess”) and the offering of our equity securities to prospective institutional investors introduced by Stonegate Securities. We are carefully managing the pace at which we draw working capital from the equity line of credit with Dutchess. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.  We continue to actively seek out additional sources of new working capital. During the second quarter of 2009, we received a $475,000 payment due from WWE under the Escrow Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2009:

		Amount Due Within
	Total	2009	2010	2011
Lease Obligations(1)	$1,040,000	$292,500	$390,000	$357,500
Employment Agreements(2)	1,033,333	300,000	400,000	333,333
Total	$2,073,333	$592,500	$790,000	$690,833

(1)
In April, 2009, we were the successful bidder of an auction for the sale of the property under this lease. This property serves as our headquarters and research and development facility. Upon closing of this transaction, the operating lease, which requires monthly rent payments of $32,500 would be automatically terminated and the obligation would be satisfied without any further payments under the lease. As this purchase would be financed in part with a mortgage loan, we would become obligated to make monthly mortgage payments estimated to be approximately $17,500 per month. The initial term of this mortgage is for eighteen months. At our option, we can extend the maturity for an additional six months upon payment of a fee equal to 1/2% of the then outstanding balance of the mortgage loan. This represents an improvement in our cash flow and reduction in our general and administrative expenses of approximately $15,500 per month.

(2)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon our achievement of an adequate level of working capital, as defined.

Plan of Operation

We have completed development of the CSRV System-based generator engine and are preparing to commence the production phase of our operations. Initially, we intend to sell the engine/generators to WWE. WWE has delivered a firm purchase order for over 7,400 CSRV system technology Industrial Electric Power Generators intended to be installed in oil fields throughout Canada over a five-year period. Once production of these orders commences, fulfillment is expected to occur over a five year period. We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the generator engine in the two following ways:

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM's and/or distributors, additional payments from WWE for the Escrow Release Payment and positive working capital generated from sales of our CSRV products to WWE and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

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

Going Concern

As shown in the accompanying financial statements, we have incurred recurring losses from operations, and, as of March 31, 2009, had a Stockholders’ Deficiency of approximately $1,191,000. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accountants have stated in their Auditor’s Report on our financial statements as of December 31, 2008 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Mark D. Goldsmith, a former executive of CIL, filed suit on January 2008, in which he asserts that we are liable to him for breach of an employment contract. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. We intend to vigorously defend this lawsuit and have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities in order to induce us and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of CIL. We believe that Mr. Goldsmith's claims have no basis in fact, and, accordingly, that the outcome of this legal action will not be material to our financial condition or results of operations. A deposition was taken from Mr. Goldsmith on February 10, 2009. We are evaluating whether the information disclosed in that deposition warrants the filing of a dispositive motion. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims.

In March 2004, CIL, certain of its officers and directors and other related and unrelated parties were named as co-defendants, along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by CIL and WWE against Gary Sommer, a principal of one of the plaintiffs. A plaintiff contended that he was the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from us provided, inter alia, that a $500,000 deposit made by 1107 to us would convert to shares of our restricted common stock if certain conditions were not met by 1107. We maintained that such conditions were not met and therefore, the deposit converted into shares of our restricted common stock. The claims asserted by all of the parties were settled in March 2009 through mediation. Pursuant to the terms of that settlement, in March 2009, CIL and WWE each paid $92,500 to 1107. Our $92,500 portion of the settlement was charged to expense in 2008. All parties executed mutual releases and all claims have been dismissed with prejudice, without costs to any party. As a condition of the settlement, Mr. Sommer endorsed to CIL a stock certificate evidencing 25,000 shares of our common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status. We were not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2009, we sold 838,096 shares of our common stock, 333,333 warrants, each to purchase one share of our common stock at an exercise price of $0.30 per share and 85,714 warrants, each to purchase one share of our common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending March 31, 2009 covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

COATES INTERNATIONAL, LTD.

Date: May 13, 2009	By:	George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: May 13 , 2009	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer