Form 10-Q
period 2009-06-30
COATES INTERNATIONAL LTD \DE\
filed 2009-08-13
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 OR

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
Yes ☐ No ☐

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

Large accelerated filer ☐	Accelerated filer Non-accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

As of August 7, 2009, 274,368,303 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2009

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets	3
	Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to the Financial Statements	6-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T.	Controls and Procedures	27

PART II - OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28-29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

SIGNATURES		30

Coates International, Ltd.
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$97,602	$721,952
Interest reserve account - restricted	100,000	-
Inventory, net	511,189	487,549
Prepaid and other assets	36,042	4,679
Total Current Assets	744,833	1,214,180
Investment in related party	-	-
Property, plant & equipment, net	2,231,166	39,376
Deferred licensing costs, net	70,291	72,433
Security deposits	-	197,500
Total Assets	$3,046,290	$1,523,489

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,044,962	$1,248,173
Mortgage loan payable	1,750,000	-
10% Convertible note, due January 2010	20,000	-
Total Current Liabilities	2,814,962	1,248,173

10% Convertible note, due January 2010	-	20,000
Deferred gain on sale of land and building	-	978,479
License deposits	375,000	375,000
Total Liabilities	3,189,962	2,621,652

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 10,000 shares issued and outstanding at June 30, 2009 and no shares issued or outstanding at December 31, 2008	10	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 274,368,303 and 273,126,636 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	27,437	27,313
Additional paid-in capital	21,407,765	20,722,899
Accumulated deficit	(21,578,884)	(21,848,375)
Total Stockholders' Deficiency	(143,672)	(1,098,163)
Total Liabilities and Stockholders' Deficiency	$3,046,290	$1,523,489

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008	2009	2008

Revenue from research and development	$475,000	$700,000	$690,000	$700,000
Gain on sale of land and building	894,617	-	978,479	-
Total	1,369,617	700,000	1,668,479	700,000

Expenses
Research and development costs	96,058	158,882	254,926	295,475
General and administrative expenses	516,160	353,833	1,126,268	693,962
Depreciation and amortization	5,546	9,417	9,702	18,833
Total Operating Expenses	617,764	522,132	1,390,896	1,008,270
Income (Loss) from Operations	751,853	177,868	277,583	(308,270)
Interest expense, net	7,732	97,368	8,091	192,424
Income (Loss) Before Income Taxes	744,121	80,500	269,492	(500,694)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$744,121	$80,500	$269,492	$(500,694)

Basic income (loss) per share	$0.00	$0.00	$0.00	$(0.00)
Basic weighted average shares outstanding	274,338,476	273,426,636	273,845,184	273,425,812
Fully diluted income (loss) per share	$0.00	$0.00	$0.00	$(0.00)
Fully diluted weighted average shares outstanding	274,847,150	273,471,080	274,230,244	273,425,812

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Net Cash Used in Operating Activities	$(654,999)	$(351,036)

Cash Flows from Investing Activities:
Acquisition of land and building	(2,004,351)	-
Establishment of interest reserve account	(100,000)	-
Net Cash Used in Investing Activities	(2,104,351)	-

Cash Flows from Financing Activities
Proceeds of mortgage loan	1,750,000	-
Deferred financing costs	(25,000)	7,952
Issuance of common stock and warrants	410,000	7,952
Net Cash Provided by Financing Activities	2,135,000	15,904
Net Decrease in Cash	(624,350)	(335,132)
Cash, beginning of period	721,952	616,097
Cash, end of period	$97,602	$280,965

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$-	$195,268

Supplemental schedule of noncash investing activities:

Returned security deposit applied towards purchase
price of reacquired land and building	$195,000	$-

The accompanying notes are an integral part of these condensed financial statements.

 Coates International, Ltd.
Notes to the Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and the quarterly report on Form 10-Q for the quarter ended March 31, 2009.

Although the Company earned net income for the three and six month periods ended June 30, 2009, it has incurred net recurring losses from operations since inception and, as of June 30, 2009, had a Stockholders’ Deficiency of approximately $144,000. At June 30, 2009, the Company had negative working capital of approximately ($2,070,000), compared with negative working capital of approximately ($34,000) at the end of 2008. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of its operations, develop additional commercially feasible applications of the CSRV technology, seek additional sources of working capital and cover the general and administrative expenses in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. During the six months ended June 30, 2009, the Company received $690,000 from research and development fees and received proceeds of $410,000 from the sale of common stock and warrants. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. ACCOUNTING POLICIES

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 12, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

3. RECENT ACCOUNTING PRONOUNCEMENT

In June 2008, the Financial Accounting Standards Board ratified the consensus reached on Emerging Issues Task Force (“EITF”) issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which will qualify as a scope exception under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted.  Adoption of EITF No. 07-05 did not have a material effect on the Company's financial statements.

4. AGREEMENTS WITH WELL TO WIRE ENERGY, INC.

On September 29, 1999, the Company signed a sublicense agreement with Well to Wire Energy, Inc. ("WWE"), a company based in Canada operating in the oil and gas industry.  This agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000. A deposit payment in the amount of $300,000 was received at that time. A separate research and development agreement provided for WWE to pay a $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. As of June 30, 2009, the Company had been paid a total of approximately $4,003,000 by WWE under these agreements.

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
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by WWE in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $150,000. The Company received a firm order from WWE for approximately 7,400 CSRV system technology engine generators at a mutually agreed upon increased price per unit of $159,000.  In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such case, WWE would retain non-exclusive rights to continue to use the Coates generator engine in the territory of Canada.

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

The Escrow Agreement was established to provide a more secure mechanism for the Company to collect payments due under both the Canadian licensing and research and development agreements and the $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to the Company, at the date of the Escrow Agreement, in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to the Company totaling $1.5 million prior to 2008. The Company received additional non-refundable payments from WWE totaling $475,000 and $690,000, during the three and six month periods ended June 30, 2009, respectively, and totaling $700,000 during the three and six month periods ended June 30, 2008, respectively. These payments have been recognized as research and development revenue in the accompanying statements of operations. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to the Company and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At June 30, 2009, the remaining balance of the Release Payment was approximately $6,997,000, not including interest on the unpaid balance at 5% per annum of approximately $383,000. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the entire remaining amount of the Release Payment required to be made under the Amended Escrow Agreement by July 31, 2009 (the “Extended Payment Period”). In consideration of the severe world-wide economic climate and WWE’s continued good faith efforts to make substantial periodic, non-refundable installments of the Release Payment, the Company agreed to extend the due date for paying the entire remaining balance of the Release Payment due under the Escrow Agreement to September 30, 2009. Under the extension agreement, WWE is required to make periodic installment payments throughout the extension period. Under the provisions of the amended  Escrow Agreement, WWE would no longer be subject to the license cancellation provisions once it has remitted in excess of 45% of the $9 million total Release Payment; however, exclusivity would be forfeited if WWE failed to pay the Company the entire remaining balance of the Release Payment. Interest continues to be payable to the Company at the rate of 5% per annum on the unpaid balance of the Release Payment.  Such interest shall be recognized as income upon receipt from WWE.

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

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV system technology from the Company or its designee. The license granted to WWE is exclusive within the territory of the United States provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry or landfill operations.

After payment of the Release Payment required under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments which were to commence October 2008 in an amount equal to WWE’s prior quarter net profits. As WWE has not generated a net profit to date, no quarterly installment payments have been required. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such an offering.

In 2008, WWE secured an equipment lease finance commitment from Meek Development Corporation, (formerly known as Canada West Corporate Finance, Inc.) (“MDC”), which is to be utilized for its CSRV engine generator purchases and related equipment and parts over a five-year period pursuant to its licensing agreement with the Company. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators. Although the initial price per unit under the firm order received from WWE was $159,000, the maximum price per unit provided for under this finance commitment is $222,000. Should WWE fulfill its five year business plan at the $159,000 unit price, the Company would earn revenues of almost $1.2 billion. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty for borrowers. Accordingly, there can be no assurance that tight credit markets will not affect the availability of funds under the financing commitment obtained from MDC by WWE.

5. INVENTORY

Inventory consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$390,272	$366,632
Work-in-process	32,099	32,099
Finished goods	240,000	240,000
Reserve for obsolescence	(151,182)	(151,182)
Total	$511,189	$487,549

6. TERMINATION OF LEASE

In 2005, the Company entered into a sale/leaseback arrangement of the property which houses its headquarters and research and development facility.  In accordance with GAAP, this transaction was required to be accounted for under the lease finance method until November 2008, because the Company had a continuing interest in the property represented by an option to repurchase the property. This option lapsed unexercised in November 2008.  The monthly rental payments provided for by the lease agreement were being accounted for as interest expense, which amounted to $-0- and $97,500 in the accompanying statement of operations for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the monthly rental payment accounted for as interest expense amounted to $-0- and $195,000, respectively.

The lapsing of this option in November 2008 required that subsequent monthly rent payments be accounted for as rent expense under an operating lease. For the three and six month periods ended June 30, 2009, the amount of monthly rent payments reported as rent expense amounted to approximately $81,000 and $179,000, respectively. In addition, the lapsing of this option required the recognition of the sale of the property and recognition of the gain on this sale of approximately $2,474,000, of which approximately $1,467,000 was recognized in November 2008. The remaining portion of the gain was being recognized over the remaining life of the lease agreement. However, in June 2009, the Company reacquired the property by submitting a winning bid at an auction of the property. The reacquisition of the property effectively terminated the lease. Accordingly, the entire remaining balance of the deferred gain on sale of land and building was recognized upon the closing. As a result, for the three and six month periods ended June 30, 2009, approximately $895,000 and $978,000, respectively, of this deferred gain was recognized and is included in gain from sale of land and building in the accompanying statement of operations for the three and six months ended June 30, 2009.

The repurchase of the property was financed with a $1,750,000 mortgage loan which bears interest at 7.5% per annum, or approximately $11,000 per month. Prior thereto, the monthly lease payments under the terminated operating lease were $32,500.

7. REPURCHASE OF LAND AND BUILDING

In June 2009, the Company reacquired the property which houses its headquarters and research and development facility by submitting a winning bid at an auction of the property. The total acquisition cost, which amounted to approximately $2,199,000, was paid from the proceeds of a mortgage loan in the amount of $1,750,000 as more fully discussed in Note 8, application of a security deposit held by the seller of $195,000 and a cash payment of approximately $254,000. The total purchase price was allocated approximately $1,235,000 to the land and $964,000 to the building, based on the relative estimated fair values at the date of acquisition. The building is being depreciated on the straight-line basis over a period of 40 years.

8. MORTGAGE LOAN PAYABLE

In June 2009, the Company reacquired the land and building that serves as its headquarters and research and development facility for approximately $2,199,000.  The purchase was funded in part from the proceeds of a $1,750,000 mortgage loan which bears interest at the rate of 7.5% per annum. Interest-only payments are required for the first year. The initial term is for one year and the loan may be extended for one additional year at the option of the borrower, provided that the entire unpaid balance of the Release Payment due from WWE is paid during the first year of the mortgage loan; and, further provided that the Company receives at least $3 million of working capital or earned net income and generated positive cash flow of at least $1 million during the first year of the mortgage loan.  Monthly payments during the second year are comprised of interest only, plus $2,100. The Company incurred approximately $25,000 of expenses in connection with securing this mortgage loan. This amount is included in prepaid and other assets in the accompanying balance sheet as of June 30, 2009. This amount is being amortized to interest expense over the initial one year term. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company has also deposited $100,000 into an interest-bearing interest reserve account with the lender, which cannot be drawn upon by the Company. The lender will withdraw the monthly interest payments due under the mortgage loan as they become due. The Company is required to deposit an additional $50,000 into the interest reserve account in September 2009. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender.

9. 10% CONVERTIBLE NOTE DUE JANUARY 2010

The Convertible Note is convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. Interest shall accrue at the rate of 10% per annum and shall be payable in cash only at maturity. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 44,444 shares of its common stock for conversion of the balance of this note.

10. CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at June 30, 2009:

		Amount Due Within
	Total	2009	2010	2011
Mortgage Loan Payable(1)	$1,750,000	$-	$1,750,000	$-
Interest Reserve(2)	50,000	50,000	-	-
Employment Agreements(3)	933,333	200,000	400,000	333,333
10% Convertible Note	20,000	-	20,000	-
Total	$2,753,333	$250,000	$2,170,000	$333,333

(1)
The mortgage loan payable provides for an option to extend the maturity for one additional year at the Company’s option, provided that the entire unpaid balance of the Release Payment due from WWE is paid during the first year of the mortgage loan; and, further provided that the Company receives at least $3 million of working capital; or earns net income and generates positive cash flow of at least $1 million during the first year of the mortgage loan.

(2)
Under the terms of the mortgage loan, the Company is required to deposit an additional $50,000 into an interest reserve account in September 2009, which will be used to satisfy the related monthly payments of interest.

(3)
The Company’s obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon the Company’s achievement of an adequate level of working capital, as defined.

11. COMMON STOCK

In April 2009, the Company sold 428,571 shares of common stock and warrants to purchase 428,571 shares of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $150,000.

In March 2009, the Company sold 838,096 shares of its common stock, warrants to purchase 333,333 shares of its common stock at an exercise price of $0.30 per share and warrants to purchase 85,714 shares of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000.

In connection with the settlement of litigation in March 2009, a certificate representing the ownership of 25,000 shares of common stock was surrendered by one of the parties. These shares were retired and returned to authorized, but unissued status.

In January 2008, the Company sold 15,000 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $8,000 (See Note 13.)

In June 2009, the Company granted certain limited anti-dilution rights to George J. Coates, President and Chief Executive Officer in consideration of his pledge of 5 million shares of common stock personally owned by him and his personal guarantee of the new mortgage loan, the proceeds of which were used to finance a portion of the purchase price of the Company’s headquarters and research and development facility, as more fully discussed in Notes 8 and 12.

12. PREFERRED STOCK AND ANTI-DILUTION RIGHTS

In June 2009, the board designated 25,000 shares of the total 100,000,000 shares of authorized shares of preferred stock as Series A Preferred Stock, $0.01 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

In June 2009, George J. Coates agreed to pledge his shares of common stock of the Corporation to the extent required by the lender and provide a personal guaranty as additional collateral for a mortgage loan in the amount of $1,750,000, the proceeds of which were used to finance a portion of the repurchase of the Company’s headquarters and research and development facility. In addition, he made a commitment to pledge additional shares of his common stock of the Company and give his personal guarantee in connection with (i) a working capital loan to fund the start up of production, and; (ii) a mortgage loan to finance the possible acquisition of manufacturing plant, which the Company has been considering as part of its short term business plan. In consideration of this pledge of Mr. Coates’ shares of common stock of the Company and his personal guaranty, the Company issued 10,000 shares of fully paid and non-assessable Series A Preferred Stock, $0.001 par value, and provided limited anti-dilution protection to Mr. Coates.

The issuance of these shares of Preferred Stock reduced the voting percentage of all other shareholders, but did not affect their rights with respect to any dividends and other distributions made by the Company and will have no affect on the earnings per share applicable to holders of common stock.

Based on 274,368,303 shares of common stock outstanding as of June 30, 2009, the voting rights of the holders of the Company’s common stock were affected as follows:

Percentage of voting rights held:	George J. Coates	All Other Shareholders
As of June 30, 2009	75.91%	24.09%
Change resulting from issuance of the Series A Preferred Stock	82.35%	17.65%

All shares of the Company’s common stock directly or beneficially owned by George J. Coates (“GJC Shares”) were granted conditional anti-dilution protection. Such anti-dilution protection will only be triggered in the event that any GJC Shares pledged as collateral for any indebtedness of the Company are sold by the lender in order to satisfy all or any portion of the Company’s outstanding indebtedness, including any related unpaid accrued interest or other unpaid obligations arising out of such indebtedness. In any such event, the Company shall issue additional shares of common stock to George J. Coates so that he shall hold the same percentage of the then resulting new total of outstanding common shares after the issuance of such new shares of common stock to George J. Coates as the percentage he held before the issuance of such new shares of common stock.

In the event that the conditional anti-dilution protection is triggered, the ownership interests, share of dividends or any other distributions from the Company and voting interests of all other holders of the Company’s common stock would be diluted.

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock and the limited anti-dilution protection provided to Mr. Coates. The aggregate value of the Series A Preferred Stock and the limited anti-dilution protection amounted to $10,000. This amount, which was recorded as deferred financing costs, is included in prepaid expenses and other assets in the accompanying balance sheet as of June 30, 2009 and is being amortized to interest expense over the twelve month term of the related mortgage loan.

13. INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

In April 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor has committed to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down from the Company. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

In connection with this transaction, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement which became effective in 2007. The Company shall have an ongoing obligation to register additional shares of its common stock as necessary underlying the draw downs.

No shares of common stock were sold under this equity line of credit during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company sold 15,000 shares of its common stock under this equity line of credit and received proceeds of approximately $8,000.

Subsequent to June 30, 2009, the Company sold 37,600 shares of its common stock under this equity line of credit for a net amount of approximately $25,000.

14. EARNINGS PER SHARE

At June 30, 2009, the Company had 4,602,062 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of a 10% convertible note into 44,444 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10; and, (iii) warrants to purchase 333,333 shares of common stock at a price per share of $0.30 and warrants to purchase 514,285 shares of common stock at a price per share of $0.35, (iv) 1,166,665 vested stock options, and; (v) 583,335 non-vested stock options to purchase shares of common stock at a price per share of $0.44 and 1,725,000 non-vested stock options to purchase shares of common stock at a price per share of $0.29.

The following presents the adjustments made to net income and the weighted average number of shares outstanding in determining diluted earnings per share for each of the periods presented in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic Net Income	$744,121	$80,500	$269,492	$(500,694)
Interest on 10% Convertible Note	493	493	986	N/A
Diluted Net Income	$744,614	$80,993	$270,478	$(500,694)

Basic Weighted Average Number of Shares Outstanding	274,338,476	273,426,636	273,845,184	273,425,812
10% Convertible Note	44,444	44,444	44,444	N/A
Warrants	89,953	N/A	41,783	N/A
Stock Options	374,277	N/A	298,833	N/A
Diluted Weighted Average Number of Shares Outstanding	274,847,150	273,471,080	274,230,244	273,425,812

For the six months ended June 30, 2008, no potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in that period and the effect of including them in the calculation would have been anti-dilutive. The potentially issuable shares related to the outstanding warrants with an exercise price of $1.10 and the stock options with an exercise price of $0.44 were not included in fully diluted earnings per share for any of the periods presented because the effect of including them in the calculation would have been anti-dilutive.

15. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) which has been adopted by the Company’s shareholders, provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards.  Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

The Board of Directors or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

On January 19, 2009, options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors, including 1,000,000 and 500,000 stock options granted to George J. Coates and Gregory Coates, respectively. These options were scheduled to become vested on January 19, 2010. No stock options were granted during the three and six month periods ended June 30, 2008. The weighted-average fair value of 2,308,335 non-vested stock options at June 30, 2009 was approximately $699,000. Total compensation cost related to non-vested stock options at June 30, 2009 that has not been recognized was approximately $292,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 0.87 years.

At June 30, 2009, the fair value of 10,000 unvested, non-employee stock options granted to the Company’s general corporate counsel was approximately $4,000.

For the three months ended June 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense amounting to approximately $143,000 and $58,000, respectively, relating to stock option grants. For the three months ended June 30, 2009 and 2008, approximately $42,000 and $47,000, respectively, of this amount was included in research and development expenses and approximately $101,000 and $11,000, respectively, of this amount was included in general and administrative expenses in the accompanying statements of operations.

For the six months ended June 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense amounting to approximately $265,000 and $127,000, respectively, relating to stock option grants. For the six months ended June 30, 2009 and 2008, approximately $115,000 and $88,000, respectively, of this amount was included in research and development expenses and approximately $150,000 and $39,000, respectively, of this amount was included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity for the six months ended June 30, 2009 in the Company’s Stock Option Plan for employees and directors is as follows:

	Per Share Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Share at Date of Grant
Balance, 1/1/09	$0.44	1,775,000	13	1,161,665	$0.44	$0.40
	$0.29	-	-	-	-

Granted, January 19, 2009	0.29	1,750,000	15	-	0.29	0.27

Cancellation and Forfeitures	0.44	(50,000)		(30,000)
Cancellation and Forfeitures	0.29	(25,000)
Vesting	0.44			35,000
Balance, 6/30/09	$0.44	1,725,000	13	1,166,665	$0.44	$0.40
	$0.29	1,725,000	15	-	$0.29	$0.27

A summary of the activity for the six months ended June 30, 2008 in the Company’s Stock Option Plan for employees and directors is as follows:

	Per Share Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Share at Date of Grant
Balance, 1/1/08	$0.44	1,775,000	14	583,333	$0.44	$0.40
Vesting	0.44			35,000
Balance, 6/30/08	$0.44	1,775,000	14	618,333	$0.44	$0.40

In July 2009, the board of directors cancelled all of the stock options granted on January 19, 2009 at an exercise price of $0.29 per shares. No further stock-based compensation will be recorded with respect to these 2009 stock options.

The weighted average fair value of the Company's stock-based compensation expense of $0.27 per share for the stock options granted in January 2009 and $0.40 per share for stock options granted in April 2007 was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

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

●
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its expectation that its employees, officers and directors will be subject to frequent black out periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

The same methodology and assumptions were utilized in estimating the fair value of non-employee stock options granted to the Company’s general corporate counsel, as discussed above.

16. INCOME TAXES

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

Deferred tax assets decreased by approximately $569,000 and $417,000 for the three months ended June 30, 2009 and 2008, respectively. Deferred tax assets decreased by approximately $472,000 and $150,000 for the six months ended June 30, 2009 and 2008, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change of deferred tax assets during these periods.

17. RELATED PARTY TRANSACTIONS

Coates Motorcycle Company, Ltd.

The Company owned approximately 30% of the outstanding shares of common stock of Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV engine. In 2007, Coates Motorcycle disbursed all of its remaining cash, curtailed all of its operations and has been insolvent since that time. In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle is currently in the process of being dissolved. As the Company has not been engaged in any other activities with Coates Motorcycle and its investment in Coates Motorcycle has previously been written down to $-0-, this will not have a significant impact on the Company’s financial position or results of operations.

The Company’s investment in Coates Motorcycle is being accounted for under the equity method of accounting for investments. As such, the investment is being carried at cost, adjusted for the Company’s proportionate share of the undistributed earnings and losses of Coates Motorcycle. The Company stopped recording its proportionate share of additional losses of Coates Motorcycle at the point at which its investment equaled $-0- from the recording of such prior proportionate losses. Had the Company continued to record its proportionate share of undistributed earning and losses after its investment was written down to $ -0- in 2005, it would have recorded an additional share of undistributed losses aggregating approximately $531,000 through June 30, 2009.

Summarized unaudited information for Coates Motorcycle is as follows:

	June 30, 2009	December 31, 2008
Current assets	$55	$55
Total assets	55	55
Current liabilities	(712,397)	(668,591)
Total liabilities	(1,604,397)	(1,560,591)
Stockholders’ deficiency	1,604,342	1,560,536

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008.

Revenue	$-	$-	$-	$-
Operating expenses	-	100	100	620
Net loss	(22,154)	(22,495)	(43,907)	(45,400)

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

George J. Coates	$88,000	$61,000	$152,000	$121,000
Gregory Coates	54,000	35,000	93,000	64,000
Bernadette Coates	21,000	20,000	40,000	31,000

Included in the above amounts is compensation paid for vacation earned but not taken during the six months ended June 30, 2009 and 2008.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of approximately $34,000 and $20,000 during the three months ended June 30, 2009 and 2008, respectively, and approximately $58,000 and $38,000 during the six months ended June 30, 2009 and 2008, respectively.

In July 2009, the Company received a $200,000 loan from the son of one of its directors. This loan has not reduced to a written instrument, bears interest at the rate of 10% per annum and is payable on demand.

18. LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. A deposition was taken from Mr. Goldsmith on February 10, 2009. As a result of the information disclosed in that deposition, a dispositive motion which is currently pending was filed with the court. Mr. Goldsmith is expected to file his opposition to that motion. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

In March 2004, CIL, certain of its officers and directors and other related and unrelated parties were named as co-defendants, along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by CIL and WWE. A plaintiff contended that he was the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to shares of the Company’s restricted common stock if certain conditions were not met by 1107. The Company maintained that such conditions were not met and therefore, the deposit converted into shares of the Company’s restricted common stock. The claims were settled in March 2009 through mediation. Pursuant thereto, CIL and WWE each paid $92,500 to 1107. The Company’s $92,500 portion of the settlement was charged to expense in December 2008. All parties executed mutual releases and all claims have been dismissed with prejudice, without costs to any party. As a condition of the settlement, Mr. Sommer endorsed to CIL a stock certificate evidencing 25,000 shares of the Company’s common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status. The Company was not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of its common stock.

In 2007, the Company received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to the Company. The Company had notified the holder of this note that it does not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. In the opinion of management, the likelihood of the Company being required to make any payments to the holder of the note is remote and, accordingly, no amount has been accrued.

The Company is not a party to any other litigation that is material to its business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our agreements with Well to Wire Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International, Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV”) system technology. We believe that the CSRV system technology delivers significant competitive advantages over conventional internal combustion engines, including a substantial improvement in fuel efficiency, a substantial reduction in harmful emissions and longer intervals between scheduled engine maintenance. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also completed designing and retrofitting the CSRV system technology into a diesel engine for heavy trucks. The next steps on this diesel truck engine include completing the mapping of the computer circuitry for certain truck functions powered by the engine and testing.  We have been developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.  This includes searching for the optimal location, shipping logistics, manufacturing facility and qualified labor pool for such large scale manufacturing.  We continue to actively seek out new sources of working capital to fund our plans for the commencement of manufacturing activities.

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

We are actively engaged in efforts to raise working capital to fund our ongoing operations and the start up of large scale production of our products incorporating the CSRV system technology.

Significant Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, we signed a sublicense agreement with Well to Wire Energy, Inc. (“WWE”), a company based in Canada that services the oil and gas industry. This agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000. A deposit payment in the amount of $300,000 was received at that time. A separate research and development agreement provided for WWE to pay us a $5,000,000 fee in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed, written agreement. As of June 30, 2009, we have been paid a total of approximately $4,003,000 by WWE under these agreements.

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
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by WWE in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per generator shall be $150,000. We received a firm order from WWE for approximately 7,400 engine generators at a mutually agreed upon increased price per unit of $159,000. In the event WWE fails to purchase the minimum 120 Coates generator engines during any year, WWE will automatically lose its exclusivity. In such case, WWE would retain non-exclusive rights to continue to use the Coates generator engine in the territory of Canada.

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

The Escrow Agreement was established to provide a more secure mechanism for us to collect payments due under both the Canadian licensing and research and development agreements and the $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to us, at the date of the Escrow Agreement, in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to us totaling $1.5 million in prior years. In 2009, we received $690,000 of non-refundable payments from WWE. For the year ended December 31, 2008, we received $1,813,000 of such payments. These payments were recognized as research and development revenue. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At June 30, 2009, the remaining balance of the Release Payment was approximately $6,997,000. Interest on the unpaid balance at 5% per annum of approximately $383,000 is also due. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, our cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the entire remaining amount of the Release Payment required to be made under the Amended Escrow Agreement by July 31, 2009 (the “Extended Payment Period”). In consideration of the severe world-wide economic climate and WWE’s continued good faith efforts to make substantial periodic, non-refundable installments of the Release Payment, we agreed to extend the due date for paying the entire remaining balance of the Release Payment due under the Escrow Agreement to September 30, 2009. Under the extension agreement, WWE is required to make periodic installment payments throughout the extension period. Under the provisions of the amended Escrow Agreement, WWE would no longer be subject to the license cancellation provisions once it has remitted in excess of 45% of the $9 million total Release Payment; however, exclusivity would be forfeited if WWE failed to pay us the entire remaining balance of the Release Payment. Interest continues to be payable at the rate of 5% per annum on the unpaid balance of the Release Payment.  Such interest shall be recognized as income upon receipt from WWE.

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

The manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV system technology from us or our designee. The license granted to WWE is exclusive within the territory of the United States, provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement also grants WWE a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry and landfill operations.

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

In 2008, WWE secured an equipment lease finance commitment from Meek Development Corporation, (formerly known as Canada West Corporate Finance, Inc.) (“MDC”), which is to be utilized for its CSRV engine generator purchases and related equipment and parts over a five-year period pursuant to its licensing agreement with us. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.   Although the initial price per unit under the firm order we received from WWE was $159,000 per unit, the maximum price per unit provided for under this finance commitment is $222,000. Should WWE fulfill its five year business plan at a price per unit of $159,000, we would earn revenues of almost $1.2 billion. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty for borrowers. Accordingly, there can be no assurance that tight credit markets will not affect the availability of funds under the financing commitment obtained from MDC by WWE.

We do not currently have the production capacity to fulfill orders for this number of engine generators over the next five years.  Management believes that we could be successful in entering into a procurement contract with one or more major engine suppliers in the United States to deliver engine blocks incorporating our proprietary pistons and heads.  Under this approach, we would complete the production of the engines by incorporating the CSRV system technology into these engine blocks.

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

•
There can be no assurances that we will have adequate capital resources to acquire an appropriate manufacturing plant and procure a sufficient number of engine blocks, inventory and parts on a timely basis, as well as cover the payroll costs for an increased labor force and overhead that would be required in order to fulfill orders for this volume of engine generators over the next five years. In the event that we are unable to fulfill this volume of orders, our revenues and profitability would be negatively impacted to the extent of any such shortfall.

Results of Operations – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

In the second quarter of 2009, we shifted our emphasis more towards efforts to raise working capital and reduced the extent of our efforts on research and development. As a result, there was a corresponding increase in general and administrative expenses and decrease in research and development expenses. We also repurchased the property which serves as our headquarters and research and development facility resulting in the recognition of the approximately $895,000 balance of the deferred gain on sale of that property in 2005.

Revenue from research and development was approximately $475,000 and $700,000 in 2009 and 2008, respectively.   The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with WWE established in connection with our licensing and research and development agreements. Gain on sale of land and building was approximately $895,000 and $-0- in 2009 and 2008, respectively. The gain on sale of land and building in 2009 resulted from the recognition of the entire remaining balance of the deferred gain on sale of the property, which houses our headquarters and research and development facility. This entire balance was recognized in the second quarter as a result of the repurchase of this property, whereupon the operating lease effectively terminated.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $96,000 and $159,000 for the three months ended June 30, 2009 and 2008, respectively. The reduction in research and development expenses in the 2009 period resulted primarily from a reduction in the effort devoted to research and development activities as we devoted significantly more time in 2009 towards seeking out new sources of working capital and new business opportunities. Included in research and development costs for the three months ended June 30, 2009 and 2008 were approximately $54,000 and $105,000, respectively, of allocated compensation and benefits and approximately $42,000 and $47,000, respectively, of stock-based compensation expense. There was a net increase in the amount of stock-based compensation expense in 2009 due to the grant of additional employee stock options in January 2009 to purchase 1,750,000 shares of common stock, which was partially offset by a lower allocation of this expense to research and development due to the shift in our emphasis toward raising working capital and pursuing new business opportunities.

General and administrative expenses increased to approximately $516,000 for the three months ended June 30, 2009 from approximately $354,000 in the corresponding period in 2008. This net increase of approximately $162,000 primarily resulted from the following: A $90,000 increase in stock-based compensation expense due to a higher amount of expense resulting from the 2009 grant of stock options and the higher allocation of stock-based compensation expense to general and administrative expenses. In addition, rent expense increased by approximately $72,000 in connection with the lease of our principal facility. The conditions for recognition of the gain on this transaction were satisfied in November 2008. Subsequent thereto, payments under the related lease were recorded as rent expense in accordance with the accounting for an operating lease. Prior to recognition of this gain, the transaction met the conditions of the lease finance method of accounting for leases which requires that the lease payments be recorded as interest expense. The remainder of the increase in general and administrative expenses primarily resulted from an increase in compensation and benefits of approximately $49,000, largely due to a lower allocation to research and development expenses, an increase in marketing expenses of approximately $14,000, an increase in office expenses of approximately $5,000 and a net increase in other expenses of approximately $2,000, offset by a decrease in legal and professional fees of approximately $44,000, a decrease in trade show expenses of approximately $12,000, a decrease in shop supplies used of approximately $9,000 and a decrease in travel and entertainment expenses of approximately $5,000.

Depreciation and amortization expense decreased to approximately $6,000 in the three months ended June 30, 2009 from approximately $9,000 in the comparable period in 2008.  This decrease was primarily due to the discontinuance of depreciation of assets which became fully depreciated and the depreciation of our building for only one month in 2009 after it was reacquired in June 2009, while a full three months of depreciation was taken in the 2008 period.

Interest expense, net, amounted to approximately $8,000 for the three months ended June 30, 2009 primarily related to interest expense on the mortgage loan which was funded in mid-June 2009. For the three months ended June 30, 2008 interest expense, net amounted to approximately $98,000 in connection with the accounting for the sale/leaseback transaction on our principal facility which was being accounted for in accordance with the lease finance method of accounting for leases during that period.

The change in deferred tax assets for the three months ended June 30, 2009 and 2008 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We earned net income for the three months ended June 30, 2009 and 2008 of approximately $744,000 and $81,000, respectively.

Results of Operations – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

In the second quarter of 2009, we shifted our emphasis more towards efforts to raise working capital and reduced the extent of our efforts on research and development. As a result, there was a corresponding increase in general and administrative expenses and decrease in research and development expenses. We also repurchased the property which serves as our headquarters and research and development facility resulting in the recognition of the approximately $895,000 balance of the deferred gain on sale of that property in 2005.

Revenue from research and development was approximately $690,000 and $700,000 in 2009 and 2008, respectively. The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with WWE established in connection with our licensing and research and development agreements. Gain on sale of land and building was approximately $978,000 and $-0- in 2009 and 2008, respectively. The gain on sale of land and building in 2009 resulted from the recognition of the entire remaining balance of the deferred gain on sale of the property, which houses our offices and research and development facility. This entire balance was recognized as a result of the repurchase of this property, whereupon the operating lease effectively terminated.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $255,000 and $295,000 for the six months ended June 30, 2009 and 2008, respectively. The reduction in research and development expenses in the 2009 period resulted primarily from a reduction in the effort devoted to research and development activities as we devoted significantly more time in the second quarter of 2009 towards seeking out new sources of working capital and new business opportunities. Included in research and development costs for the six months ended June 30, 2009 and 2008 were approximately $138,000 and $179,000, respectively, of allocated compensation and benefits and approximately $115,000 and $88,000, respectively, of stock-based compensation expense. There was a net increase in the amount of stock-based compensation expense in 2009 due to the grant of additional employee stock options in January 2009 to purchase 1,750,000 shares of common stock, which was partially offset by a lower allocation of this expense to research and development due to the shift during the second quarter of 2009 in our emphasis toward raising working capital and pursuing new business opportunities.

General and administrative expenses increased to approximately $1,126,000 for the six months ended June 30, 2009 from approximately $694,000 in the corresponding period in 2008. This net increase of approximately $432,000 primarily resulted from the following: An increase in rent expense of approximately $179,000 in connection with the lease of our principal facility. The conditions for recognition of the gain on this transaction were satisfied in November 2008. Subsequent thereto, payments under the related lease were recorded as rent expense in accordance with the accounting for an operating lease. Prior to recognition of this gain, the transaction met the conditions of the lease finance method of accounting for leases which requires that the lease payments be recorded as interest expense. In addition, an increase in stock-based compensation expense of approximately $111,000 resulted from the amount expensed for the 2009 grant of stock options and the higher allocation of stock-based compensation expense to general and administrative expenses. The remainder of the increase in general and administration expenses primarily resulted from an increase in compensation and benefits of approximately $74,000, largely due to a lower allocation to research and development expenses, an increase in marketing and printing expenses of approximately $52,000, an increase in legal and professional fees of approximately $50,000, an increase in travel and entertainment expenses of approximately $14,000 and an increase in office expenses of approximately $8,000, offset by a decrease in patent maintenance of approximately ($20,000), a decrease in trade show expenses of approximately ($18,000), a decrease in shop supplies used of approximately ($9,000) and a net decrease in other expenses of approximately ($6,000).

Depreciation and amortization expense decreased to approximately $10,000 in the six months ended June 30, 2009 from approximately $19,000 in the comparable period in 2008.  This decrease was primarily due to the discontinuance of depreciation of assets which became fully depreciated and the depreciation of our building for only one month in 2009 after it was reacquired in June 2009, while a full six months of depreciation was taken in the 2008 period.

Interest expense, net, amounted to approximately $8,000 for the six months ended June 30, 2009 primarily related to interest expense on the mortgage loan which was funded in mid-June 2009. For the six months ended June 30, 2008 interest expense, net amounted to approximately $196,000 in connection with the accounting for the sale/leaseback transaction on our principal facility which was being accounted for in accordance with the lease finance method of accounting for leases during that period.

The change in deferred tax assets for the six months ended June 30, 2009 and 2008 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We earned net income for the six months ended June 30, 2009 of approximately $269,000 compared to a net loss for the corresponding period in 2008, of approximately ($501,000).

Liquidity and Capital Resources

Our cash position at June 30, 2009 was approximately $98,000, a decrease of approximately $624,000 from the cash position of approximately $722,000 at December 31, 2008. We had negative working capital of approximately ($2,070,000) at June 30, 2009 which represents an approximately ($2,036,000) decrease from the approximately ($34,000) of negative working capital at December 31, 2008. Our current liabilities of approximately $2,815,000 at June 30, 2009 increased by approximately $1,567,000 from approximately $1,248,000 at December 31, 2008.  The increase in current liabilities was primarily due to the new mortgage loan in the amount of $1,750,000 used to partially fund the repurchase of the property that serves as our headquarters and research and development facility.

Operating activities utilized cash of approximately ($655,000) in the six months ended June 30, 2009. Cash utilized by operating activities in the six months ended June 30, 2009 results primarily from net income of approximately $269,000, decreased by the non-cash gain on sale of land and building of approximately $978,000 and increased by non-cash expenses for stock-based compensation expense of $265,000, depreciation and amortization of approximately $10,000 and accrued interest expense of approximately $8,000. In addition, operating cash was utilized for inventory purchases of approximately ($24,000) and a cash reduction of accounts payable and accrued liabilities of approximately ($210,000) offset by a reduction in prepaid and other assets of approximately $4,000.

We used cash for investing activities of approximately $2,104,000 for the six months ended June 30, 2009 to reacquire the land and building which serves as our headquarters and research and development facility for approximately $2,004,000 and the establishment of a $100,000 interest reserve account in connection with the $1,750,000 mortgage loan. No cash was utilized for investing activities during the three months ended June 30, 2008.

Financing activities generated cash of $2,135,000 for the six months ended June 30, 2009 comprised of the proceeds of the $1,750,000 mortgage loan, gross proceeds of $410,000 from sales of common stock and warrants, offset by deferred financing costs incurred of $25,000. Cash of approximately $8,000 was generated from the sale of shares of our common stock for the six months ended June 30, 2008.

In June 2009, we repurchased the property which houses our headquarters and research and development facility. Prior thereto, we leased the property under an operating lease which required monthly lease payments of $32,500.  This lease effectively terminated upon closing of the repurchase transaction. The repurchase was financed with a $1,750,000 mortgage loan which bears interest at 7.5% per annum, or approximately $11,000 per month. As a result, we will realize a monthly cash savings of approximately $21,500 per month, or $258,000 per year during the one year term of the mortgage loan.

Although we earned net income for the three and six month ended June 30, 2009, we have incurred net recurring losses from operations since inception and had a Stockholders’ Deficiency of approximately ($144,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Accounting Firm has stated in its independent auditors' report on our financial statements as of December 31, 2008 and for the year then ended that these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the six months ended June 30, 2009, we raised approximately $410,000 of new working capital from sales of our common stock and stock warrants and we also received $690,000 in Release Payments from WWE which is being used for working capital purposes.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2009:

		Amount Due Within
	Total	2009	2010	2011
Mortgage Loan Payable(1)	$1,750,000	$-	$1,750,000	$-
Interest Reserve(2)	50,000	50,000	-	-
Employment Agreements(3)	933,333	200,000	400,000	333,333
10% Convertible Note	20,000	-	20,000	-
Total	$2,753,333	$250,000	$2,170,000	$333,333

(1)
Our mortgage loan payable provides for an option to extend the maturity for one additional year at our option, provided that the entire unpaid balance of the Release Payment due from WWE is paid during the first year of the mortgage loan; and, further provided that we receive at least $3 million of working capital; or earn net income and generated positive cash flow of at least $1 million during the first year of the mortgage loan.

(2)
Under the terms of our mortgage loan, we are required to deposit an additional $50,000 into an interest reserve account in September 2009, which will be used to satisfy the related monthly payments of interest.

(3)
Our obligation under employment agreements would increase to $675,000 per year through October 17, 2009 and to $550,000 per year from October 18, 2009 through October 23, 2011, upon our achievement of an adequate level of working capital, as defined.

Plan of Operation

We have completed development of the CSRV System-based generator engine and are preparing to commence the production phase of our operations provided we can successfully raise sufficient new working capital for this purpose. Initially, we intend to sell the engine/generators to WWE. WWE has delivered a firm purchase order for over 7,400 CSRV system technology Industrial Electric Power Generators intended to be installed in oil and gas fields throughout Canada over a five-year period. Once production of these orders commences, fulfillment is expected to occur over a five year period. We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the generator engine in the two following ways:

●
Assembly – to develop assembly lines at a new manufacturing facility to be acquired in the future.  We have been evaluating proposals from certain state officials interested in securing our commitment to establish large scale manufacturing operations within their state and expect to make a final decision in this regard during 2009. When the demand for our products justifies it, we will take the required steps in order to increase our work force.  We anticipate that we will recruit a significant number of new employees and make substantial capital expenditures in connection with establishing such large scale operations.

●	Licensing the technology to Original Equipment Manufacturers (“OEM's”) – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include sales of our equity and/or debt securities through private placements and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM's and/or distributors, additional payments from WWE for the Escrow Release Payment and positive working capital generated from sales of our CSRV products to WWE and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

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

Going Concern

As shown in the accompanying financial statements, although we earned net income for the three and six month periods ended June 30, 2009, we have incurred recurring losses from operations since inception and, as of June 30, 2009, had a Stockholders’ Deficiency of approximately ($144,000). These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Accounting Firm has stated in its independent auditors' report on our financial statements as of December 31, 2008 and for the year then ended that these factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is continuing to carefully monitor its costs and is restricting variable costs to only those expenses that are necessary to carry out our business plans. We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Mark D. Goldsmith, a former executive of CIL, filed suit on January 2008, in which he asserts that we are liable to him for breach of an employment contract. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. We intend to vigorously defend this lawsuit and have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities in order to induce us and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of CIL. We believe that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to our financial condition or results of operations. A deposition was taken from Mr. Goldsmith on February 10, 2009. As a result of the information disclosed in that deposition, a dispositive motion which is currently pending was filed with the court. Mr. Goldsmith is expected to file his opposition to that motion. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims.

In March 2004, CIL, certain of its officers and directors and other related and unrelated parties were named as co-defendants, along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by CIL and WWE. A plaintiff contended that he was the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from us provided, inter alia, that a $500,000 deposit made by 1107 to us would convert to shares of our restricted common stock if certain conditions were not met by 1107. We maintained that such conditions were not met and therefore, the deposit converted into shares of our restricted common stock. The claims were settled in March 2009 through mediation. Pursuant thereto, CIL and WWE each paid $92,500 to 1107. Our $92,500 portion of the settlement was charged to expense in 2008. All parties executed mutual releases and all claims have been dismissed with prejudice, without costs to any party. As a condition of the settlement, Mr. Sommer endorsed to CIL a stock certificate evidencing 25,000 shares of our common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status. We were not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of our common stock.

In April 2007, we received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to us. We have notified the holder of this note that we do not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. In the opinion of management, the likelihood of the Company being required to make any payments to the holder of the note is remote and, accordingly, no amount has been accrued.

We are not a party to any other litigation that is material to our business.

Item 1A. RISK FACTORS

 Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2009, we sold 428,571 shares of common stock and stock purchase warrants to purchase 428,571 shares of our common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $150,000.

In March 2009, we sold 838,096 shares of our common stock, stock purchase warrants to purchase 333,333 shares of our common stock at an exercise price of $0.30 per share and stock purchase warrants to purchase 85,714 shares of our common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000.

Proceeds from the above sales were used for working capital purposes.

All such shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2009, the Majority Stockholder of the Company, holding approximately 76% of our outstanding shares of common stock approved the following actions by written consent in lieu of a meeting in accordance with the Delaware General Corporation Law:

1.
25,000 shares of previous undesignated shares of our preferred stock are being designated as Series A Preferred Stock. Such shares shall entitle the holder of record to the right to vote 10,000 shares of common stock.

2.	In consideration for the pledge of personal assets owned by George J. Coates to secure new indebtedness of the Company, George J. Coates was issued 10,000 shares of the Series A Preferred Stock.

3.
In addition, in consideration for the pledge of personal assets owned by George J. Coates which will allow the Company to secure financing, Mr. Coates’ shares of the Company’s common stock will be granted certain anti-dilution protection.

4.	Election of eight Directors of the Company to hold office until their successors have been duly elected and qualified.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K and Form 8K-A

On June 24, 2009, we filed a Form 8K to report that on June 22, 2009, Glenn Crocker resigned his position as one of our independent board members. This resignation was not the result of any dispute or disagreement with us.

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

COATES INTERNATIONAL, LTD.

Date: August 11, 2009	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: August 11 , 2009	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer