Form 10-Q
period 2009-09-30
COATES INTERNATIONAL LTD \DE\
filed 2009-11-16
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 OR

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

Large accelerated filer ‚	Accelerated filer Non-accelerated filer ‚
Non-accelerated filer ‚	Smaller reporting company ☒
(Do not check if a smaller reporting company)

As of November 9, 2009, 274,766,803 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2009

Coates International, Ltd.
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$102,446	$721,952
Interest reserve account - restricted	100,000	-
Amount due from customer	25,000	-
Inventory, net	511,189	487,549
Prepaid and other assets	24,792	4,679
Total Current Assets	763,427	1,214,180
Property, plant and equipment, net	2,292,115	39,376
Deferred licensing costs, net	69,220	72,433
Security deposits	-	197,500
Total Assets	$3,124,762	$1,523,489

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,078,420	$1,248,173
Amount due to related party	200,000	-
10% Convertible note, due January 2010	20,000	-
Mortgage loan payable	1,750,000	-
Total Current Liabilities	3,048,420	1,248,173

10% Convertible note, due January 2010	-	20,000
Deferred gain on sale of land and building	-	978,479
License deposits	375,000	375,000
Total Liabilities	3,423,420	2,621,652

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 10,000 shares issued and outstanding at September 30, 2009 and no shares issued or outstanding at December 31, 2008	10	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 274,766,803 and 273,126,636 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	27,477	27,313
Additional paid-in capital	21,941,569	20,722,899
Accumulated deficit	(22,267,714)	(21,848,375)
Total Stockholders' Deficiency	(298,658)	(1,098,163)
Total Liabilities and Stockholders' Deficiency	$3,124,762	$1,523,489

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue from research and development	$-	$490,183	$690,000	$1,190,183
Gain on sale of land and building	-	-	978,479	-
Total	-	490,183	1,668,479	1,190,183

Expenses
Research and development costs	-	199,176	254,926	494,651
General and administrative expenses	626,835	285,370	1,753,103	979,331
Depreciation and amortization	11,118	9,417	20,820	28,250
Total Operating Expenses	637,953	493,963	2,028,849	1,502,232
Loss from Operations	(637,953)	(3,780)	(360,370)	(312,049)
Interest expense, net	50,877	98,185	58,968	290,610
Loss Before Income Taxes	(688,830)	(101,965)	(419,338)	(602,659)
Provision for income taxes	-	-	-	-
Net Loss	$(688,830)	$(101,965)	$(419,338)	$(602,659)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding	274,530,511	273,382,614	274,076,137	273,411,363

The accompanying notes are an integral part of these condensed financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Net Cash Used in Operating Activities	$(1,045,502)	$(346,820)

Cash Flows from Investing Activities:
Acquisition of land and building	(2,075,346)	-
Net Cash Used in Investing Activities	(2,075,346)	-

Cash Flows from Financing Activities
Proceeds of mortgage loan	1,750,000
Issuance of common stock and warrants	676,342	7,952
Cash proceeds from related party	200,000	-
Establishment of Interest reserve	(100,000)	-
Deferred financing costs	(25,000)	-
Purchase of treasury stock	-	(89,485)
Net Cash Provided by (Used in) Financing Activities	2,501,342	(81,533)
Net Decrease in Cash	(619,506)	(428,353)
Cash, beginning of period	721,952	959,181
	$102,446	$530,828

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$28,438	$293,599

Supplemental Disclosure of Noncash Investing Activities:

Returned lease security deposit applied towards purchase
price of reacquired land and building	$195,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to Condensed Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulation of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and the quarterly reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009.

The Company incurred net losses for the three and nine month periods ended September 30, 2009 and, except for the year ended December 31, 2008, has incurred recurring annual net losses since inception. As of September 30, 2009, the Company had a Stockholders’ Deficiency of approximately $299,000. At September 30, 2009, the Company had negative working capital of approximately ($2,285,000), compared with negative working capital of approximately ($34,000) at December 31, 2008. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of its operations, develop additional commercially feasible applications of the CSRV technology, seek additional sources of working capital and cover the general and administrative expenses in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital.  During the nine months ended September 30, 2009, the Company received $690,000 from research and development fees and received proceeds of approximately $676,000 from the sale of common stock and warrants. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	ACCOUNTING POLICIES

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income (loss) per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 13, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated subsequent events occurring from the end of the fiscal quarter through November 16, 2009, the date of the financial statement issuance to determine if disclosure was warranted in these notes to financial statements.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2009, with the objective of reducing the complexity inherent in recognizing numerous sources of generally accepted accounting principles (“GAAP”), the Financial Accounting Standards Board (“FASB”) changed the authoritative source of GAAP to a single new source, the FASB Accounting Standards Codification TM (“ASC”).  The Company has adopted this change effective with the issuance of these financial statements, and, accordingly, disclosure of changes in accounting standards will now be based on the applicable sections of the ASC.

In May 2009, the FASB issued an update to the principles and disclosure requirements for subsequent events which was adopted by the Company effective with the issuance of these financial statements. This update requires that subsequent events occurring between the balance sheet date and the date the financial statements are issued be evaluated to determine if disclosure should be made in the notes to the financial statements. This update also describes the circumstances under which subsequent events should be recognized in financial statements and the disclosure requirements for subsequent events.

4.	AGREEMENTS WITH WELL TO WIRE ENERGY, INC.

On September 29, 1999, the Company signed a sublicense agreement with Well to Wire Energy, Inc. ("WWE"), a company based in Canada operating in the oil and gas industry.  This agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000. A deposit payment in the amount of $300,000 was received at that time. A separate research and development agreement provided for WWE to pay a $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. As of September 30, 2009, the Company had been paid a total of approximately $4,003,000 by WWE under these agreements.

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

The Escrow Agreement was established to provide a more secure mechanism for the Company to collect payments due under both the Canadian licensing and research and development agreements and the $50 million US License (the “Escrow Agreement”).  The Escrow Agreement provides that the US License shall be held until WWE remits a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to the Company, at the date of the Escrow Agreement, in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license to WWE. WWE is expected to make non-refundable periodic payments to the Company in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development Agreement, is being recognized as revenue at the time the cash payments are received. WWE has made nonrefundable payments to the Company totaling $1.5 million prior to 2008. The Company received additional non-refundable payments from WWE totaling $-0- and $690,000, during the three and nine month periods ended September 30, 2009, respectively, and totaling approximately $490,000 and $1,190,000 during the three and nine month periods ended September 30, 2008, respectively. These payments have been recognized as research and development revenue in the accompanying statements of operations. Upon full satisfaction of the Release Payment, WWE would be granted a license for the territory of the United States under the US License agreement.

WWE is a privately held company and its ability to make the license payments due to the Company and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At September 30, 2009, the remaining balance of the Release Payment was approximately $6,997,000, not including compounded interest on the unpaid balance at 5% per annum of approximately $494,000. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, the Company’s cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the entire remaining amount of the Release Payment required to be made under the Amended Escrow Agreement by September 30, 2009 (the “Extended Payment Period”). In consideration of the severe world-wide economic climate and WWE’s continued good faith efforts to continue to make periodic, non-refundable installments of the Release Payment, the Company has entered into negotiations with WWE regarding a mutually agreeable, revised schedule of payments for the remaining balance of the Release Payment and accrued interest. The Company has notified WWE that, during this period of negotiations with WWE, it intends to enter into discussions with other interested third parties for the sale of products manufactured with the CSRV system technology, including products designed for applications in the oil and gas industry.

During the period of negotiations, interest continues to accrue on the unpaid balance of the Release Payment at the rate of 5% per annum.  Such interest shall only be recognized as income upon receipt from WWE.

Upon payment of the entire Release Payment under the Escrow Agreement, the US License would grant to WWE the right to use, sell and lease Licensed Products manufactured by the Company, as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the oil and gas industry and landfills.

Under the license agreement, the manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV system technology from the Company or its designee. The license to be granted to WWE would be exclusive within the territory of the United States provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement would also grant WWE a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry or landfill operations.

Upon payment of the entire Release Payment due under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments. Such installments were to commence October 2008 in an amount equal to WWE’s prior quarter net profits. As WWE has not generated a net profit to date, no quarterly installment payments have been required. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

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

The Company paid $25,000 of expenses of WWE related financing transactions it was exploring while working at the Company's offices. This amount, which is included in amount due from customer on the accompanying balance sheet at September 30, 2009, was repaid in full in October 2009.

5.	INVENTORY

Inventory consisted of the following:

	September 30, 2009	December 31, 2008

Raw materials	$390,272	$366,632
Work-in-process	32,099	32,099
Finished goods	240,000	240,000
Reserve for obsolescence	(151,182)	(151,182)
Total	$511,189	$487,549

6.	TERMINATION OF LEASE

In 2005, the Company entered into a sale/leaseback arrangement of the property which houses its headquarters and research and development facility.  In accordance with GAAP, this transaction was required to be accounted for under the lease finance method until November 2008, because the Company had a continuing interest in the property represented by an option to repurchase the property. This option lapsed unexercised in November 2008.  The monthly rental payments provided for by the lease agreement were being accounted for as interest expense, which amounted to $-0- and $97,500 in the accompanying statement of operations for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the monthly rental payment accounted for as interest expense amounted to $-0- and $292,500, respectively.

The lapsing of this option in November 2008 required that subsequent monthly rent payments be accounted for as rent expense under an operating lease. For the three and nine month periods ended September 30, 2009, the amount of monthly rent payments reported as rent expense amounted to approximately $-0- and $179,000, respectively. In addition, the lapsing of this option required the recognition of the sale of the property and recognition of the gain on this sale of approximately $2,474,000, of which approximately $1,467,000 was recognized in November 2008. The remaining portion of the gain was being recognized over the remaining life of the lease agreement. However, in June 2009, the Company reacquired the property by submitting a winning bid at an auction of the property. The reacquisition of the property effectively terminated the lease. Accordingly, the entire remaining balance of the deferred gain on sale of land and building was recognized upon the closing. As a result, for the three and nine month periods ended September 30, 2009, approximately $-0- and $978,000, respectively, of this deferred gain was recognized and is included in gain on sale of land and building in the accompanying statement of operations.

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

In June 2009, the Company reacquired the land and building that serves as its headquarters and research and development facility for approximately $2,199,000.  The purchase was funded in part from the proceeds of a $1,750,000 mortgage loan which bears interest at the rate of 7.5% per annum. Interest-only payments are required for the first year. The initial term is for one year and the loan may be extended for one additional year at the option of the borrower, provided that the entire unpaid balance of the Release Payment due from WWE is paid during the first year of the mortgage loan; and, further provided that the Company receives at least $3 million of working capital or earned net income and generated positive cash flow of at least $1 million during the first year of the mortgage loan.  Monthly payments during the second year are comprised of interest only, plus $2,100. The Company incurred approximately $25,000 of expenses in connection with securing this mortgage loan. This amount, net of periodic amortization, is included in prepaid and other assets in the accompanying balance sheet as of September 30, 2009. This amount is being amortized to interest expense over the initial one year term. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company has also deposited $100,000 into an interest- bearing interest reserve account with the lender, which cannot be drawn upon by the Company. The Company received a waiver from the lender alleviating it of the obligation to deposit an additional $50,000 to the interest reserve account in September 2009. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender.

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

10.	AMOUNT DUE TO RELATED PARTY

In July 2009, the Company received $200,000 from the son of a director. The Company and the payee are negotiating the terms and conditions of this borrowing. The Company has estimated a market rate of interest on this borrowing at the rate of 22% per annum and, accordingly, has recorded accrued interest of approximately $8,000 for the three months ending September 30, 2009.

11.	CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at September 30, 2009:

		Amount Due Within
	Total	2009	2010	2011
Employment Agreements(1)	$833,333	$100,000	$400,000	$333,333
Mortgage Loan Payable(2)	1,750,000	-	1,750,000	-
10% Convertible Note	20,000	-	20,000	-
Total	$2,603,333	$100,000	$2,170,000	$333,333

(1)	The Company’s obligation under employment agreements would increase to $550,000 per year through October 23, 2011, upon the Company’s achievement of an adequate level of working capital, as defined.
(2)
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

12.	COMMON STOCK

In the third quarter of 2009, the Company sold 398,500 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $266,000 which were used for working capital purposes (See Note 14.)

In April 2009, the Company sold 428,571 shares of common stock and warrants to purchase 428,571 shares of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $150,000 which were used for working capital purposes.

In March 2009, the Company sold 838,096 shares of its common stock, warrants to purchase 333,333 shares of its common stock at an exercise price of $0.30 per share and warrants to purchase 85,714 shares of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000 which were used for working capital purposes.

In connection with the settlement of litigation in March 2009, a certificate representing the ownership of 25,000 shares of common stock was surrendered by one of the parties. These shares were retired and returned to authorized, but unissued status.

In January 2008, the Company sold 15,000 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $8,000 which were used for working capital purposes (See Note 14.)

In June 2009, the Company granted certain limited anti-dilution rights to George J. Coates, President and Chief Executive Officer in consideration of his pledge of 5 million shares of the Company’s common stock personally owned by him and his personal guarantee of the new mortgage loan, the proceeds of which were used to finance a portion of the purchase price of the Company’s headquarters and research and development facility, as more fully discussed in Notes 8 and 13.

13.	PREFERRED STOCK AND ANTI-DILUTION RIGHTS

In June 2009, the board designated 25,000 shares of the total 100,000,000 shares of authorized shares of preferred stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

In June 2009, George J. Coates agreed to pledge his shares of common stock of the Company to the extent required by the lender and provide a personal guaranty as additional collateral for a mortgage loan in the amount of $1,750,000, the proceeds of which were used to finance a portion of the repurchase of the Company’s headquarters and research and development facility. In addition, he made a commitment to pledge additional shares of his common stock of the Company and give his personal guarantee in connection with (i) a working capital loan to fund the start up of production, and (ii) a mortgage loan to finance the possible acquisition of a manufacturing plant which the Company has been considering as part of its short term business plan. In consideration of this pledge of Mr. Coates’ shares of common stock of the Company and his personal guaranty, the Company issued 10,000 shares of fully paid and non-assessable Series A Preferred Stock, $0.001 par value, and provided limited anti-dilution protection to Mr. Coates.

The issuance of these shares of Preferred Stock reduced the voting percentage of all other shareholders, but did not affect their rights with respect to any dividends and other distributions made by the Company and will have no affect on the earnings per share applicable to holders of common stock.

Based on 274,368,303 shares of common stock outstanding as of June 30, 2009, the end of the quarter in which these actions were taken, the voting rights of the holders of the Company’s common stock were affected as follows:

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

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock and the limited anti-dilution protection provided to Mr. Coates. The aggregate value of the Series A Preferred Stock and the limited anti-dilution protection amounted to $10,000. This amount, which was recorded as deferred financing costs, is included in prepaid expenses and other assets in the accompanying balance sheet as of September 30, 2009 and is being amortized to interest expense over the twelve month term of the related mortgage loan.

14.	INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

In April 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor has committed to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase (a "Put") shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The Put date shall be the date that the Investor receives a put notice of a draw down from the Company. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the Put notice date. There are Put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another Put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-day trading period immediately preceding each put notice.

In connection with this transaction, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement which became effective in 2007. The Company shall have an ongoing obligation to register additional shares of its common stock as necessary underlying the draw downs.

During the nine months ended September 30, 2009, the Company sold 398,500 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of approximately $266,000. During the nine months ended September 30, 2008, the Company sold 15,000 shares of its common stock under this equity line of credit and received proceeds of approximately $8,000. At September 30, 2009, the remaining unused portion of the $10,000,000 equity line of credit was approximately $8,500,000.

15.	LOSS PER SHARE

At September 30, 2009, the Company had 2,852,062 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of a 10% convertible note into 44,444 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10; and, (iii) warrants to purchase 333,333 shares of common stock at a price per share of $0.30 and warrants to purchase 514,285 shares of common stock at a price per share of $0.35 and (iv) 1,166,665 vested stock options and 583,335 non-vested stock options to purchase shares of common stock at a price per share of $0.44.

For the nine months ended September 30, 2009 and 2008, no potentially issuable shares of common stock were assumed to be converted for the loss per share calculation because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

16.	STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) which has been adopted by the Company’s stockholders, provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards.  Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

The Board of Directors or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

On January 19, 2009, options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors. These options were scheduled to become vested on January 19, 2010. In July 2009, the board of directors cancelled all of the stock options granted on January 19, 2009 at an exercise price of $0.29 per share. In accordance with GAAP, the cancellation of these stock options triggers the recording of the entire balance of the unrecognized stock-based compensation expense at the date of cancellation. Accordingly, the Company recorded stock-based compensation expense amounting to approximately $251,000 in the third quarter of 2009 for these cancelled stock options. No stock options were granted during the three and nine month periods ended September 30, 2008.

The weighted-average fair value of 583,335 non-vested stock options at September 30, 2009 was approximately $235,000. Total compensation cost related to non-vested stock options at September 30, 2009 that has not been recognized was approximately $12,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 0.62 years.

At September 30, 2009, the fair value of 10,000 unvested, non-employee stock options granted to the Company’s general corporate counsel was approximately $4,000.

For the three months ended September 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense amounting to approximately $268,000 and $58,000, respectively, relating to stock option grants. For the three months ended September 30, 2009 and 2008, approximately $-0- and $47,000, respectively, of this amount was included in research and development expenses and approximately $268,000 and $11,000, respectively, of this amount was included in general and administrative expenses in the accompanying statements of operations. Included in stock option expense for the nine months ended September 30, 2009 was $459,000 of stock-based compensation expense related to the stock options granted in January 2009 and cancelled in July 2009.

For the nine months ended September 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense amounting to approximately $533,000 and $185,000, respectively, relating to stock option grants. For the nine months ended September 30, 2009 and 2008, approximately $115,000 and $135,000, respectively, of this amount was included in research and development expenses and approximately $418,000 and $50,000, respectively, of this amount was included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity for the nine months ended September 30, 2009 in the Company’s Stock Option Plan for employees and directors is as follows:

	Per Share Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Share at Date of Grant
Balance, 1/1/09	$0.44	1,775,000	13	1,161,665	$0.44	$0.40
	$0.29	-	-	-	-

Granted, 1/19/09	0.29	1,750,000	15	-	0.29	0.27

Cancellation and Forfeitures	0.44	(50,000)		(30,000)
Cancellation and Forfeitures	0.29	(1,750,000)		-
Vesting	0.44			35,000
Balance, 9/30/09	$0.44	1,725,000	13	1,166,665	$0.44	$0.40
	$0.29	-	-	-	$0.29	$0.27

A summary of the activity for the nine months ended September 30, 2008 in the Company’s Stock Option Plan for employees and directors is as follows:

	Per Share Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Share at Date of Grant
Balance, 1/1/08	$0.44	1,775,000	14	583,333	$0.44	$0.40
Vesting	0.44			35,000
Balance, 9/30/08	$0.44	1,775,000	14	618,333	$0.44	$0.40

The weighted average fair value of the Company's stock-based compensation expense of $0.27 per share for the stock options granted in January 2009 and $0.40 per share for stock options granted in April 2007 was estimated using the Black-Scholes option pricing model which requires subjective assumptions including the expected stock price volatility. These assumptions were as follows:

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

17.	INCOME TAXES

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

Deferred tax assets increased by approximately $254,000 and $90,000 for the three months ended September 30, 2009 and 2008, respectively. Deferred tax assets decreased by approximately ($218,000) and ($60,000) for the nine months ended September 30, 2009 and 2008, respectively. These amounts were fully offset by a corresponding increase or decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

18.	RELATED PARTY TRANSACTIONS

Coates Motorcycle Company, Ltd.

The Company had an approximately 30% ownership interest in Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV engine. George J. Coates, Gregory Coates and The Coates Family Trust collectively held the majority of the shares of common stock of Coates Motorcycle. In 2007, Coates Motorcycle disbursed all of its remaining cash, curtailed all of its operations and has been insolvent since that time. In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle was dissolved in July 2009. As the Company has not been engaged in any other activities with Coates Motorcycle and its investment in Coates Motorcycle has previously been written down to $-0-, this did not have any impact on the Company’s financial position or results of operations. For the three months ended September 30, 2009 and 2008, Coates Motorcycle incurred losses of approximately $-0- and $22,000, respectively. For the nine months ended September 30, 2009 and 2008, Coates Motorcycle incurred losses of approximately $44,000 and $68,000, respectively. The losses primarily resulted from the recording of stock-based compensation expense.

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

George J. Coates	$68,000	$80,000	$220,000	$201,000
Gregory Coates	39,000	39,000	133,000	103,000
Bernadette Coates	18,000	18,000	58,000	52,000

Included in the above amounts is compensation paid for vacation earned but not taken during the nine months ended September 30, 2009 and 2008.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of approximately $21,000 and $15,000 during the three months ended September 30, 2009 and 2008, respectively, and approximately $78,000 and $53,000 during the nine months ended September 30, 2009 and 2008, respectively.

Other

As discussed in Note 10, the Company received $200,000 from the son of a director in July 2009 and has accrued interest expense of approximately $8,000 for the three months ended September 30, 2009.

19.	LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. Trial has been scheduled to commence on December 8, 2009. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

In March 2004, the Company, certain of its officers and directors and other related and unrelated parties were named as co-defendants, along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by the Company and WWE. A plaintiff contended that he was the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to shares of the Company’s restricted common stock if certain conditions were not met by 1107. The Company maintained that such conditions were not met and therefore, the deposit converted into shares of the Company’s restricted common stock. The claims were settled in March 2009 through mediation. Pursuant thereto, the Company and WWE each paid $92,500 to 1107. The Company’s $92,500 portion of the settlement was charged to expense in December 2008. All parties executed mutual releases and all claims have been dismissed with prejudice. As a condition of the settlement, Mr. Sommer of 1107 endorsed to the Company a stock certificate evidencing 25,000 shares of the Company’s common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status. The Company was not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of its common stock.

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

The Company is not a party to any other litigation that is material to its business.

20.	SUBSEQUENT EVENTS

Joint Venture Formation

In October 2009, the Company entered into a joint venture (“JV”) arrangement with an independent third party for the purpose of undertaking a private offering of collateralized zero coupon bonds to institutional investors. If successful, the net proceeds are expected to be approximately $300 million, which would become available to the Company for working capital purposes as needed to fulfill its business plan. The Company intends to use a large portion of the net proceeds over the first twelve months for the start up capital necessary to commence production in New Jersey while it is setting up large scale manufacturing in Oklahoma. Thereafter, remaining net proceeds from this offering would be employed in establishing additional large scale manufacturing for other applications of its CSRV system technology.

The Company is required to pay an up front $400,000 engagement and services fee to its JV partner. The Company paid $50,000 of this fee in October 2009.  Although the Company will own 90% of the JV entity, it will be allocated 100% of the JV entity’s profits and losses. Although the JV entity would be the issuer of the zero coupon bonds, the JV entity would have liens on all of the assets of the Company, including all of its intellectual property. This entity’s financial condition and results of operations will be required to be consolidated into the Company’s financial statements in future reporting periods.

Issuance of Promissory Notes

In late October 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $100,000 from one of its directors and issued promissory notes which mature in July 2010 and provide for interest at the rate of 17% per annum, compounded monthly. A transaction fee of $7,500 related to each promissory note is also payable at maturity. For accounting purposes, the transaction fees will be amortized to interest expense over the term of the promissory notes resulting in a combined effective annual rate of interest of approximately 28.7%.

Grant of Employee Stock Options

In November 2009, the Company granted 50,000 employee stock options each to George J. Coates and one of its directors pursuant to the Stock Plan. Each stock option vests upon one year of service, expires in November 2024 and may be exercised to purchase one share of the Company’s common stock at a price per share of $0.43.

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

We are also engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and are planning to manufacture engines and/or license the technology to third party Original Equipment Manufacturers (“OEMs”) for multiple other applications and uses. We believe the CSRV system technology has wide applicability to products of all types powered by internal combustion engines.

We are actively engaged in efforts to raise working capital to fund our ongoing operations and the start up of large scale production of our products incorporating the CSRV system technology.

Significant Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Agreements with Well to Wire Energy, Inc.

On September 29, 1999, we signed a sublicense agreement with Well to Wire Energy, Inc. (“WWE”), a company based in Canada that services the oil and gas industry. This agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The agreement provided for a license fee of $5,000,000. A deposit payment in the amount of $300,000 was received at that time. A separate research and development agreement provided for WWE to pay us a $5,000,000 fee in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed, written agreement. As of September 30, 2009, we have been paid a total of approximately $4,003,000 by WWE under these agreements.

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

WWE is a privately held company and its ability to make the license payments due to us and to honor the minimum purchase requirements under the licenses is dependent on the success of its continued efforts to raise new equity capital. At September 30, 2009, the remaining balance of the Release Payment was approximately $6,997,000. Interest on the unpaid balance at 5% per annum of approximately $494,000 is also due. To the extent that WWE is not successful or experiences delays in raising such additional new equity capital, our cash flow, results of operations and financial condition could be adversely affected.

WWE was unable to remit the entire remaining amount of the Release Payment required to be made under the Amended Escrow Agreement by September 30, 2009 (the “Extended Payment Period”). In consideration of the severe world-wide economic climate and WWE’s continued good faith efforts to continue to make periodic, non-refundable installments of the Release Payment, the Company has entered into negotiations with WWE regarding a mutually agreeable, revised schedule of payments for the remaining balance of the Release Payment and accrued interest. The Company has notified WWE that, during this period of negotiations with WWE, it intends to enter into discussions with other interested third parties for the sale of products manufactured with the CSRV system technology, including products designed for applications in the oil and gas industry.

During the period of negotiations, interest continues to accrue on the unpaid balance of the Release Payment at the rate of 5% per annum.  Such interest shall only be recognized as income upon receipt from WWE.

Upon payment of the entire Release Payment under the Escrow Agreement, the US License would grant to WWE the right to use, sell and lease Licensed Products manufactured by the Company, as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the oil and gas industry and landfills.

Under the license agreement, the manufacture of any Licensed Products by WWE is prohibited.  WWE is required to procure all internal combustion engines incorporating the CSRV system technology from the Company or its designee. The license to be granted to WWE would be exclusive within the territory of the United States provided that WWE satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV System, the Coates Engines and all component parts. The agreement would also grant WWE a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry or landfill operations.

Upon payment of the entire Release Payment due under the Escrow Agreement, the remaining unpaid balance of the US License fee of $49 million is payable in quarterly installments. Such installments were to commence October 27, 2008 in an amount equal to WWE’s prior quarter net profits. As WWE has not generated a net profit to date, no quarterly installment payments have been required. In any event, the entire balance of the licensing fee must be paid in full on or before February 12, 2012.

Acceleration of the balance of the licensing fee payments shall be required in the event that WWE completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if WWE raises $100 million or more from such offering.

In 2008, WWE secured an equipment lease finance commitment from Meek Development Corporation, (formerly known as Canada West Corporate Finance, Inc.) (“MDC”), which is to be utilized for its CSRV engine generator purchases and related equipment and parts over a five-year period pursuant to its licensing agreement with us. The five-year WWE business plan on which this agreement was based provides for the purchase of approximately 7,400 Engine Generators.   Although the initial price per unit under the firm order we received from WWE was $159,000 per unit, the maximum price per unit provided for under this finance commitment is $222,000. Should WWE fulfill its five year business plan at a price per unit of $159,000, we would earn revenues of almost $1.2 billion. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty for borrowers. Accordingly, there can be no assurance that tight credit markets will not affect the availability of funds under the financing commitment obtained from MDC by WWE.

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

Results of Operations – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

In the third quarter of 2009, we completely shifted our emphasis towards efforts to raise working capital and discontinued our efforts on research and development. As a result, there was a corresponding increase in compensation costs allocated to general and administrative expenses and no research and development expenses in this quarter.

Revenue from research and development was approximately $-0- and $490,000 in 2009 and 2008, respectively.   The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with WWE established in connection with our licensing and research and development agreements.

Research and development expenses in connection with developing other commercially viable applications of the CSRV system technology to internal combustion engines were approximately $-0- and $199,000 for the three months ended September 30, 2009 and 2008, respectively. There were no research and development expenses in the 2009 period because we devoted almost all of our time during this period towards seeking out new sources of working capital and new business opportunities. Included in research and development costs for the three months ended September 30, 2008 were approximately $136,000 of allocated compensation and benefits and approximately $47,000 of stock-based compensation expense.

General and administrative expenses increased to approximately $627,000 for the three months ended September 30, 2009 from approximately $285,000 in the corresponding period in 2008. This net increase of approximately $341,000 primarily resulted from the following: An approximately $257,000 increase in stock-based compensation expense. This increase was due to the recognition of the remaining unrecognized stock-based compensation recorded in July 2009, upon cancellation the stock options granted in January 2009 of approximately $251,000. In addition, for the three months ended September 30, 2009, all of stock-based compensation expense was allocated to general and administrative expenses. For the nine months ended September 30, 2008, approximately 83% of the stock-based compensation expense of $58,000 was allocated to research and development expenses. Other increases in general and administrative expenses resulted from an approximately $123,000 increase in compensation and benefits due primarily to the discontinuance of allocating any compensation and benefits to research and development expense in the 2009 period, an increase in travel and entertainment expenses of approximately $4,000 and a net increase in other expenses of approximately $4,000, offset by a decrease in patent maintenance expenses of approximately ($26,000), a decrease in marketing expenses of approximately ($16,000) and a decrease in postage of approximately ($5,000).

Depreciation and amortization expense increased to approximately $11,000 in the three months ended September 30, 2009 from approximately $9,000 in the comparable period in 2008.

Interest expense, net, amounted to approximately $51,000 for the three months ended September 30, 2009 primarily related to interest expense on the mortgage loan. For the three months ended September 30, 2008 interest expense, net amounted to approximately $98,000 in connection with the accounting for the sale/leaseback transaction on our principal facility which was being accounted for in accordance with the lease finance method of accounting for leases during that period.

The change in deferred tax assets for the three months ended September 30, 2009 and 2008 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses for the three months ended September 30, 2009 and 2008 of approximately ($689,000) and ($102,000), respectively.

Results of Operations – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

In the second and third quarter of 2009, we shifted our emphasis towards efforts to raise working capital and substantially reduced the extent of our efforts on research and development. As a result, general and administrative expenses increased as a significantly lower portion of compensation and benefits and stock-based compensation expense was allocated to research and development expenses. We also repurchased the property which serves as our headquarters and research and development facility resulting in recognition of the approximately $978,000 balance of the gain on sale of that property which had been deferred since the sale in 2005.

Revenue from research and development for the nine months ended September 30, 2009 and 2008, respectively, was approximately $690,000 and $1,190,000, respectively. The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with WWE established in connection with our licensing and research and development agreements. Gain on sale of land and building for the nine months ended September 30, 2009 and 2008 was approximately $978,000 and $-0, respectively. The gain on sale of land and building in 2009 resulted from the recognition of the entire remaining balance of the deferred gain on sale of the property which houses our office, and research and development facility. This entire balance was recognized as a result of the repurchase of this property, whereupon the operating lease effectively terminated.

Research and development expenses in connection with developing other commercially viable applications of the CSRV technology to internal combustion engines were approximately $255,000 and $495,000 for the nine months ended September 30, 2009 and 2008, respectively. The reduction in research and development expenses in the 2009 period resulted primarily from a reduction in the effort devoted to research and development activities as we devoted significantly more time in the second and third quarter of 2009 towards seeking out new sources of working capital and new business opportunities. Included in research and development costs for the nine months ended September 30, 2009 and 2008 were approximately $138,000 and $315,000, respectively, of allocated compensation and benefits and approximately $115,000 and $135,000, respectively, of allocated stock-based compensation expense. There was a net decrease in the amount of stock-based compensation expense in the first nine months of 2009 resulting from a lower allocation of this expense to research and development expenses in the second and third quarters of 2009 due to the shift in our emphasis toward raising working capital and pursuing new business opportunities. This was partially offset by the grant of additional employee stock options in January 2009 to purchase 1,750,000 shares of common stock. The stock options granted in January 2009 were cancelled in July 2009.

General and administrative expenses increased to approximately $1,753,000 for the nine months ended September 30, 2009 from approximately $979,000 in the corresponding period in 2008. This net increase of approximately $774,000 resulted in part from an approximately $367,000 increase in stock-based compensation expense. This increase was due to the recording of the remaining unrecognized stock-based compensation expense of approximately $251,000 recorded in July 2009, upon cancellation of the stock options granted in January 2009. In addition, for the nine months ended September 30, 2009, there was a significant reduction in the amount of stock-based compensation expense allocated to research and development expenses. General and administrative expenses were also higher because of an approximately $197,000 increase in compensation and benefits due primarily to the significant reduction in the amount of allocated compensation and benefits to research and development expense in the second and third quarter of 2009 and an increase in rent expense of approximately $179,000 in connection with the lease of our principal facility. The conditions for recognition of the gain on this transaction were satisfied in November 2008. Subsequent thereto, payments under the related lease were recorded as rent expense in accordance with the accounting for an operating lease. Prior to recognition of this gain, the transaction met the conditions of the lease finance method of accounting for leases which requires that the lease payments be recorded as interest expense. Other increases in general and administrative expenses included: an increase in legal and professional fees of approximately $48,000, an increase in marketing and printing of approximately $36,000 and an increase in travel and entertainment of approximately $18,000, an increase in office expenses of approximately $4,000, an increase in building expenses of approximately $4,000 and a net increase in other expenses of approximately $3,000, offset by a decrease in patent maintenance expenses of approximately ($45,000), a decrease in show expenses of approximately ($18,000), a decrease in shop supplies and tools of approximately ($15,000) and a decrease in property insurance of approximately ($4,000).

Depreciation and amortization expense decreased to approximately $21,000 in the nine months ended September 30, 2009 from approximately $28,000 in the comparable period in 2008.  The net decrease was primarily due to the discontinuance of depreciation of our building and improvements which were removed from our books at the time the gain on sale of our land and building was recognized. Depreciation increased upon reacquisition of our land and building in June 2009.

Interest expense, net, amounted to approximately $59,000 for the nine months ended September 30, 2009 primarily related to interest expense on the mortgage loan which was funded in mid-June 2009. For the nine months ended September 30, 2008, interest expense, net, amounted to approximately $291,000 in connection with the accounting for the sale/leaseback transaction on our principal facility which was being accounted for in accordance with the lease finance method of accounting for leases during that period.

The change in deferred tax assets for the nine months ended September 30, 2009 and 2008 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We experienced a net loss for the nine months ended September 30, 2009 and 2008 of approximately ($419,000) compared to a net loss for the corresponding period in 2008, of approximately ($603,000).

Liquidity and Capital Resources

Our cash position at September 30, 2009 was approximately $102,000, a decrease of approximately $620,000 from the cash position of approximately $722,000 at December 31, 2008. We had negative working capital of approximately ($2,285,000) at September 30, 2009 which represents an approximately ($2,251,000) decrease from the approximately ($34,000) of negative working capital at December 31, 2008. Our current liabilities of approximately $3,048,000 at September 30, 2009 increased by approximately $1,800,000 from approximately $1,248,000 at December 31, 2008.  The increase in current liabilities was primarily due to the new mortgage loan in the amount of $1,750,000 used to partially fund the repurchase of the property that serves as our headquarters and research and development facility and borrowings from a related party of $200,000, offset by a reduction in accounts payable and accrued liabilities of approximately $170,000.

Operating activities utilized cash of approximately ($1,046,000) in the nine months ended September 30, 2009. Cash utilized by operating activities in the nine months ended September 30, 2009 consisted primarily of net loss for the period of approximately ($419,000), reduced by the non-cash gain on sale of land and building of approximately $978,000, non-cash expenses for stock-based compensation expense of approximately $533,000, depreciation and amortization of approximately $21,000, accrued interest expense of approximately $31,000 and other non-cash expenses of approximately $2,000. In addition, operating cash was utilized for a cash reduction of accounts payable and accrued liabilities of approximately ($190,000), reimbursable expenses incurred on behalf of Well to Wire Energy, Inc. of ($25,000) and inventory purchases of approximately ($24,000), offset by a reduction in prepaid and other assets of approximately $5,000.

We used cash for investing activities of approximately $2,075,000 for the nine months ended September 30, 2009 to reacquire the land and building which serves as our headquarters and research and development facility for approximately $2,004,000 and an improvement to the land of approximately $71,000. No cash was utilized for investing activities during the nine months ended September 30, 2008.

Financing activities generated cash of $2,501,000 for the nine months ended September 30, 2009 comprised of the proceeds of the $1,750,000 mortgage loan, net proceeds of approximately $676,000 from sales of common stock and warrants and borrowings of $200,000 from a related party offset by the establishment of a $100,000 interest reserve account and deferred financing costs incurred of $25,000.

In June 2009, we repurchased the property which houses our headquarters and research and development facility. Prior thereto, we leased the property under an operating lease which required monthly lease payments of $32,500.  This lease effectively terminated upon closing of the repurchase transaction. The repurchase was financed with a $1,750,000 mortgage loan which bears interest at 7.5% per annum, or approximately $11,000 per month. As a result, we will realize a monthly cash savings of approximately $21,500 per month, or $258,000 during the one year term of the mortgage loan.

The Company incurred net losses for the three and nine month periods ended September 30, 2009 and, except for the year ended December 31, 2008, has incurred recurring annual net losses since inception. As of September 30, 2009, the Company had a Stockholders’ Deficiency of approximately ($299,000). At September 30, 2009, the Company had negative working capital of approximately ($2,285,000), compared with negative working capital of approximately ($34,000) at the end of 2008. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our Independent Registered Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2008 and for the year then ended that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the nine months ended September 30, 2009, we raised approximately $676,000 of new working capital from sales of our common stock and stock warrants. We also received $690,000 in Release Payments from WWE which is being used for working capital purposes and we received $200,000 from a related party. In late October 2009, we received $100,000 from George J. Coates and $100,000 from one of our directors and issued them promissory notes which mature in July 2010.

In October 2009, we entered into a joint venture arrangement with an independent third party for the purpose of undertaking a private offering of collateralized zero coupon bonds to institutional investors. If successful, the net proceeds are expected to be approximately $300 million which would become available to us for working capital purposes as needed to fulfill our business plan. We intend to use the net proceeds over the first twelve months for the start-up capital necessary to commence production in New Jersey while we are also setting up large scale manufacturing in Oklahoma. Thereafter, remaining net proceeds from this offering would be employed in establishing additional large scale manufacturing for other applications of our CSRV system technology.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are planning to enter the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. The source of such additional working capital is anticipated to come from the cash flows under the Escrow Agreement with WWE, the equity line of credit established with Dutchess Private Equities Fund, Ltd. (“Dutchess”) and the offering of our equity securities to prospective institutional investors introduced by Stonegate Securities. We are carefully managing the pace at which we draw working capital from the equity line of credit with Dutchess. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.  We continue to actively seek out additional sources of new working capital.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2009:

		Amount Due Within
	Total	2009	2010	2011
Employment Agreements(1)	$833,333	$100,000	$400,000	$333,333
Mortgage Loan Payable(2)	1,750,000	-	1,750,000	-
10% Convertible Note	20,000	-	20,000	-
Total	$2,603,333	$100,000	$2,170,000	$333,333

(1)	The Company’s obligation under employment agreements would increase to $550,000 per year upon the Company’s achievement of an adequate level of working capital, as defined.
(2)
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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include sales of our equity and/or debt securities through private placements and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM's and/or distributors, additional payments from WWE for the Escrow Release Payment and positive working capital generated from sales of our CSRV products to WWE and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

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

Going Concern

As shown in the accompanying financial statements, with the exception of the year ended December 31, 2008, we have incurred recurring losses from operations since inception and, as of September 30, 2009, had a Stockholders’ Deficiency of approximately ($299,000). This factor raises substantial doubt about our ability to continue as a going concern. Our Independent Registered Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2008 and for the year then ended that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Mark D. Goldsmith, a former executive of CIL, filed suit on January 2008, in which he asserts that we are liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. We intend to vigorously defend this lawsuit and have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities in order to induce us and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of CIL. We believe that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to our financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, we filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and our motion for summary judgment. Trial has been scheduled to commence on December 8, 2009. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims.

In March 2004, the Company, certain of its officers and directors and other related and unrelated parties were named as co-defendants, along with WWE in a lawsuit brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al. A countersuit was also instituted by CIL and WWE. A plaintiff contended that he was the assignee of 1107 North West Central Avenue Inc. ("1107"). Preliminary agreements and an amendment thereto relating to purchase of a certain license by 1107 from the Company provided, inter alia, that a $500,000 deposit made by 1107 to the Company would convert to shares of the Company’s restricted common stock if certain conditions were not met by 1107. The Company maintained that such conditions were not met and therefore, the deposit converted into shares of the Company’s restricted common stock. The claims were settled in March 2009 through mediation. Pursuant thereto, the Company and WWE each paid $92,500 to 1107. The Company’s $92,500 portion of the settlement was charged to expense in December 2008. All parties executed mutual releases and all claims have been dismissed with prejudice, without costs to any party. As a condition of the settlement, Mr. Sommer of 1107 endorsed to the Company a stock certificate evidencing 25,000 shares of the Company’s common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status. The Company was not required to return the $500,000 deposit originally made by 1107 and previously converted into shares of its common stock.

In April 2007, we received a demand letter from a law firm requesting payment of approximately $77,000 in connection with a promissory note issued to the law firm as security for the payment of future services to us. We have notified the holder of this note that we do not intend to honor the promissory note because the law firm did not provide the services contemplated to be performed as consideration for the promissory note. No further action to pursue collection of this promissory note has been taken to date by the holder. In the opinion of management, the likelihood that we will be required to make any payments to the holder of the note is remote and, accordingly, no amount has been accrued.

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

None

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

COATES INTERNATIONAL, LTD.

Date: November 13, 2009	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: November 13 , 2009	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer