Form 10-K
period 2009-12-31
COATES INTERNATIONAL LTD \DE\
filed 2010-03-30
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Issuer’s telephone number, including area code: (732)449-7717

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

Yes ☑  No ☐

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

Large accelerated filer ☐                                                                                                 Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)   ☐                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $22,482,746.

As of March 25, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 275,506,253.

COATES INTERNATIONAL, LTD.

PART I

Item 1.  Business

General

Coates International, Ltd. ("we", “CIL” or the "Company") has been developing over a period of more than 15 years a patented Coates spherical rotary valve (“CSRV”) system technology which is adaptable for use in piston-driven internal combustion engines of many types.   Independent testing of various engines in which we incorporated our CSRV system technology (“CSRV Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV Engines produced only ultra low levels of harmful emissions while in operation. Engines operating on the CSRV system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

The CSRV system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV system technology utilizes only a small fraction of the moving parts in a conventional poppet valve assembly. As a result of the design improvements, management believes that CSRV Engines will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV Engines can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time.  By engineering larger valve openings into the technology, we are able to achieve higher revolutions-per-minute (“RPM’s”) and efficiently and safely operate the engines using higher compression ratios while experiencing lower combustion chamber temperatures enabling the CSRV Engine to produce more power than equivalent, conventional engines. The extent to which higher RPM’s, greater volumetric efficiency and thermal efficiency can be achieved with the CSRV system technology, is a function of the engine design and application.

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of our common stock, through capital contributions, a gain on the sale of the land and building that serves as our principal facility, and from the performance of contractual research and development activities involving the Coates CSRV system technology and the receipt of licensing fees for our CSRV system technology. During the years ended December 31, 2009 and 2008, we reported revenues from such research and development of approximately $840,000 and $1,813,000, respectively, and recognized in other operating income, a portion of a gain on sale of land and building of approximately $978,000 and $1,495,000, respectively. Prior to 2008, we had only received a minimal amount of revenues a number of years ago, from a small number of sales of CSRV Engines, and from research and development activities. Prior to 2008, we had not been profitable and had incurred substantial net losses since our inception. For the year ended December 31, 2009, we again experienced a net loss which amounted to approximately ($807,000). In January and February 2010, we received additional revenues from research and development of approximately $850,000. The accumulated losses since inception of the Company at December 31, 2009 amounted to approximately $22,655,000. We may continue to be unprofitable until the CSRV Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations.

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey (outside of New York City). We maintain websites at the following addresses: www.coatesengine.com and www.mostadvancedengine.com. Through a link on our website to the U.S. Securities and Exchange Commission (“SEC”) website, www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our Code of Business Conduct and Ethics for our directors, officers and employees can be viewed on our website at www.coatesengine.com.  We will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

Background

The internal combustion engine has been in use for more than 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new internal combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960's and 1970's, most internal combustion vehicle engines in the United States were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 35 percent. The rest of the engine's power is lost in friction, pumping and heat loss. When it was determined that lead additives in fuel had an adverse effect on the environment, the federal government mandated the use of unleaded gasoline.  Unleaded gasoline is a less desirable fuel than leaded gasoline when considering fuel density and efficiency. The early use of unleaded gasoline created a number of design problems, principally related to overheating of the engine combustion chamber, pre-ignition and resultant damage.  That problem was largely addressed by lowering engine compression ratios, but at a cost of reduced efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can be improved by increasing “volumetric efficiency” at maximum RPM’s, but conventional valves tend to “float” or bounce at higher RPM’s and are consequently unable to deliver adequate air and fuel to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of valves per cylinder, but this approach created other problems that cause unburned fuel to escape through the exhaust valves leading to a loss of power, lower gas mileage and increased pollutants. In addition, variable valve timing partially solved some of these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage. Furthermore, conventional valves with solid “valve lifters” as opposed to hydraulic valve lifters must have clearances readjusted periodically. In sum, conventional “poppet” valves have been the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life.

Conventional poppet valves also have significant, environmentally unfriendly characteristics. Conventional exhaust valves are lubricated with engine oil which burns in combustion and is expelled directly into the atmosphere. Intake valves are also lubricated with engine oil, which is washed off and forced into the combustion chamber with the air and fuel mixture. This slows down the combustion process and produces further emissions and eventually clogs the catalytic converter. Poppet valve engines cannot use high compression ratios because they will become red hot and pre-ignition will be experienced.

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

Markets

The design of the CSRV system technology provides us with the flexibility to retrofit our existing internal combustion engines of all sizes and applications to appeal to a number of different geographic and product markets. In addition, the CSRV system technology has been designed to operate effectively on a wide range of alternative fuels. Accordingly, there are no technical barriers that need to be overcome in order to strategically target economically feasible markets for products powered by internal combustion engines including, but not limited to the following: engines for electric generators for various applications ranging from home use to the largest industrial complexes to augmented “grid” installations; engines to power motorcycles, automobiles, light trucks, heavy trucks, machinery, railroads, marine engines, military equipment, light aircraft, helicopters, lawn mowers, snowmobiles and jet skis, etc.

According to data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2008” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Total
137,079,843	843,308	110,241,587	248,164,738

Strategy

Our long-term objective is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers and sales and distribution of internal combustion engines for a wide variety of uses. Our primary targeted market is the industrial electric power generator market. We have adapted the CSRV system technology to manufacture our 14.0 liter inline, 6-cylinder, 855 cubic inch engine generator fueled by natural gas (“CSRV Units”). We have been informed by Compliance and Research Services, Inc. of Plainfield New Jersey, a federal Environmental Protection Agency-recognized, independent testing facility, that our product as described above complies with the governmental standards as set forth in Title 40 of the Code of Federal Regulations Part 1048, that regulates environmental standards for natural gas powered industrial engines. In parallel to penetrating the commercial/industrial generators market, we intend to adapt the CSRV system technology to be used in other markets in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

We have completed development of the CSRV system technology-based generator engine and are preparing to commence the production phase of our operations. Initially, we intend to sell the engine/generators to Almont Energy, Inc., (“Almont”) the successor in interest to Well to Wire Energy, Inc. (“WWE”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, newly formed independent third party entity based in Alberta, Canada. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Units quantity contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the generator engine in the two following ways:

•
Assembly – to develop assembly lines within owned manufacturing facilities.  We intend to initially commence production of CSRV Units on a small scale. This will enable us to prove our concept for the CSRV system technology and we expect this will lead to substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We have already taken steps to identify a suitable size and appropriate location for a high capacity manufacturing plant. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures.

•	Licensing the CSRV system technology to Original Equipment Manufacturers (“OEM’s”) – to take advantage of third party manufacturers’ production capacity and resources by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the Escrow Agreement Release Payment and US Licensing fees, positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Material Agreements

License Agreement – George J. Coates and Gregory Coates

In April 2007, we amended and restated our license agreement covering the CSRV system technology (the “Coates License Agreement”). Under the Coates License Agreement, George J. Coates and Gregory Coates granted to us an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV system technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with us. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined. George J. Coates and Gregory Coates also agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property in the licensed territory.

License Agreement with Almont Energy, Inc. for Territory of Canada

Effective, January 29, 2010, we consented to the assignment of our licensing agreement with WWE dated September 29, 1999 to Almont. This license agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The Canadian License provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made upon execution. A separate research and development agreement provided a $5,000,000 fee payable to us in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. As of March 25, 2010, we have been paid a total of approximately $5,003,000 by WWE and Almont under these agreements. In March 2010, the Company also received a $200,000 deposit from Almont for an initial order of three engines expected to be ready for shipment in April 2010. Almont will deliver and install these units.

Additional provisions of the Canadian License agreement are as follows:

•	Licensee shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV system technology within Canada for use in the oil and gas industry.
•	Licensee will have a specified right of first refusal to market the electric power generators worldwide in the oil and gas industry and landfill operations.
•
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of CSRV Units to be purchased by Licensee in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per generator shall be $159,000. In the event Licensee fails to purchase the minimum 120 CSRV Units during any year, Licensee will automatically lose its exclusivity. In such a case, Licensee would retain non-exclusive rights to continue to use the CSRV Units in the territory of Canada.

•	Licensee shall not be required to pay us any royalties as part of the agreements between the parties.
•	All licensed rights under the Coates License Agreement related to the CSRV system technology will remain with the Company.

Subsequent to year end, we consented to the assignment of the rights to a conditional licensing agreement with WWE, dated January 29, 2008 covering the territory of the United States of America (the “US License”) to Almont. The US License provides for a license fee of $50 million and annual minimum purchases of CSRV Units as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian licensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until we receive a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to us at the date of the Escrow Agreement, in connection with the license for the territory of Canada, including the Canadian License agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license. As successor to WWE, Almont is expected to continue to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development agreement, is being recognized as revenue at the time the cash payments are received. We have received approximately $3.5 million of the Release Payment through March 25, 2010. In addition, WWE had made nonrefundable payments to us totaling $1.5 million prior to establishment of the Escrow Agreement. For the years ended December 31, 2009 and 2008, we received approximately $840,000 and $1,813,000, respectively of non-refundable payments which have been recognized as research and development revenue. Upon full satisfaction of the Release Payment, Almont would be granted a license for the territory of the United States under the US License agreement.

At March 25, 2010, the remaining balance of the Release Payment was approximately $5,997,000. Almont made two payments to Coates in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment. To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition could be adversely affected. In March 2010, the Company received a $200,000 deposit from Almont for an initial order of three engines expected to be ready for shipment in April 2010. Almont will deliver and install these units.

In connection with the assignment of the Canadian and US License from WWE to Almont, we waived all events of default by WWE under the Escrow Agreement in existence and extended the date by which the entire Release Payment must be paid, until March 19, 2012 (the “Release Payment Due Date”).  Almont is required to remit to us 60% of any and all proceeds from funds raised from any equity, debt or lending transactions, exclusive of equipment financing transactions, until the Release Payment is paid in full. We also waived the provisions of the Escrow Agreement requiring the payment of interest on the unpaid balance of the Release Payment.

The US License would, if Almont is able to satisfy the Escrow Agreement release provisions, grant to Almont Energy the right to use, sell and lease Licensed Products manufactured by us as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the oil and gas industry and landfills.

The manufacture of any Licensed Products by Almont is prohibited.  Almont is required to procure all internal combustion engines incorporating the CSRV system technology from us or our designee. The license granted to Almont is exclusive within the Territory, provided that Almont satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates Engines and all component parts. The agreement also grants Almont a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry and landfill operations.

The remaining balance of the US License fee of $49 million is payable in quarterly installments in an amount equal to 5% of Almont’s prior quarter net profits. In any event, the entire balance of the licensing fee must be paid in full on or before February 19, 2015.

Acceleration of the balance of the licensing fee payments shall be required in the event that Almont completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if Almont raises $100 million or more from such offerings.

Termination of License Agreement with Coates Motorcycle Company, Ltd.

In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle was dissolved shortly thereafter. This license had granted Coates Motorcycle the right to make, use, sell or franchise motorcycles built with engines utilizing the CSRV system technology. At that time, we also owned approximately 30% of Coates Motorcycle. Our investment in Coates Motorcycle had previously been written down to zero as a result of our recording of our equity in the losses of Coates Motorcycle in previous years. We continue to own the rights to the technology previous licensed to Coates Motorcycle and at the appropriate time intend to identify ways to optimize the value of the rights.

Transaction with Dutchess Private Equities Fund, Ltd.

In April 2007, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund, Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, Dutchess is contractually obligated to purchase up to $10,000,000 of our common stock over the course of up to 36 months. The amount that we shall be entitled to request from each of the purchase “Puts” shall be equal to either 1) $500,000 or 2) 200% of the average daily volume (U.S. market only) (“ADV”), multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date.  The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-three percent (93%) of the lowest closing bid price of the common stock during the Pricing Period. The pricing period shall be the five (5) consecutive trading days immediately after the Put Notice Date. There are Put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this interim period, we are not entitled to deliver another Put Notice.

We shall automatically withdraw a portion of the Put Notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the closing bid price of the common stock for the three (3) trading days prior to the Put Date.

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we filed a registration statement with the SEC covering the shares of common stock underlying the Investment Agreement which was declared effective by the SEC on June 22, 2007. During the years ended December 31, 2009 and 2008, we sold 556,521 and 15,000 shares of our common stock, respectively, under this equity line of credit and received proceeds of approximately $332,000 and $8,000, respectively.

Placement Agency Agreement with Stonegate Securities, Inc.

In December 2007, we entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as our placement agent.   Stonegate has the right to identify for us prospective purchasers in one or more placements of securities, the type and dollar amount being as mutually agreed to by the parties. The agreement may be cancelled by either party upon ten (10) days written notice. Upon execution of this agreement we issued 200,000 shares of our common stock to Stonegate.

As compensation for services rendered by Stonegate in connection with any placements, we have agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds from the sale of securities in the placements.  No fees shall be due and payable in connection with sales of securities in the placement to investors not introduced to us by Stonegate or by a direct or indirect party previously introduced to the Company as a result of the efforts of Stonegate.

Upon closing of a placement, we agreed to issue to Stonegate restricted shares of our common stock in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially issued upon a conversion of any convertible securities sold in any placement.  Such number of shares to be issued to Stonegate shall be reduced by the 200,000 shares set forth above.

We shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this placement agreement.

At this time, we are not actively working on a private placement with Stonegate; however, we believe that having this arrangement in place will facilitate our efforts to undertake such a private placement offering when the market and economic conditions are more appropriate.

Joint Venture Agreement

In October 2009, we entered into a joint venture (“JV”) arrangement with an independent third party for the purpose of undertaking a private offering of collateralized zero coupon bonds to institutional investors. The net proceeds were to be used for initial start up working capital and the costs to transition to large scale manufacturing operations.

We made a partial payment of $50,000 towards an engagement and services fee to our JV partner. A new entity, Coates Finance Management, LLC (“CFM”) was formed to carry out the objectives of the joint venture. We own 90% of CFM; however, we will be allocated 100% of the JV entity’s profits and losses. This entity’s financial condition and results of operations have been consolidated into the accompanying financial statements for the year ended December 31, 2009. In March 2010, after careful consideration of this proposed undertaking, our board of directors concluded that the bond offering should not be further pursued and we terminated the joint venture arrangement. We are not obligated to incur any additional costs and there are no provisions for any penalties in connection with termination of the JV Agreement.

Competition

Management believes that the Coates Engine prototypes which are based on the CSRV system technology will provide substantially enhanced efficiencies in power generation and longevity.  We believe that the Coates Engines will outperform other comparable natural gas-fueled electric generator engines currently utilized in the energy conversion market.

Notwithstanding our perceived competitive advantages, the power generation market is a highly competitive industry currently occupied by extremely large companies such as Caterpillar, Inc., which owns MAK, Perkins and FG Wilson, Detroit Diesel Corporation, AB Volvo, Cummins and Marathon, among others. These companies have far greater financial and other resources than we do and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates Engines will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

Parts and Supplies

To date, management has utilized the services of various vendors and manufacturers available throughout the United States to provide all of the parts necessary to assemble the Coates Engines. We expect to continue to purchase all of our raw materials and parts, manufactured to our specifications, from a wide assortment of suppliers. We have signed a letter of intent with Marathon Electric Manufacturing Corp. for the supply of generators and components. We also entered into an agreement with Cummins Power Systems (a business owned by Cummins Inc.) to supply industrial engine blocks and components to us for our manufacturing activities. We intend to commence the assembly of the Coates Engines at our New Jersey facility and to acquire additional facilities to increase our manufacturing capacity, as needed.

Licenses and Patents

The Coates License Agreement grants us an exclusive, perpetual, royalty-free, fully paid-up license in the territory of North, Central and South America, to use all intellectual property rights that are currently owned or controlled by the licensors that directly relate to an internal combustion engine that includes the CSRV system technology. The license also covers any new or improved technology and related intellectual property rights that are directly related to the CSRV Engine system technology developed by the licensors during their employment with us.

Included in the licensed intellectual property rights are 17 patents registered in the United States; certain patents registered in Canada, Mexico, in countries in Central and South America relating to the CSRV system technology; and one U.S. patent application filed by Mr. George J. Coates. These patents are owned by George J. Coates and Gregory Coates.  Under our license agreement, we are responsible for all costs incurred relating to the ongoing maintenance of the patents.

We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We can provide no assurance that we can successfully limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others might not independently develop the same, similar or superior techniques.

Environmental Regulatory Compliance

All of our engines, including the Coates Engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates Engine. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or Licensee becomes responsible for complying with applicable governmental standards in their territory.  Our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. Our ability to comply with applicable and future emissions standards is necessary for us to enter the power generation and other markets. Failure to comply with these standards could result in a material adverse effect on our business and financial condition.

Employees

At December 31, 2009, we had 8 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

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

The following risk factors relate to our financial condition:

Going Concern

As shown in our financial statements beginning on Page F-1, with the exception of reported net income of approximately $874,000 for the year ended December 31, 2008, we have incurred recurring losses from operations and as of December 31, 2009, had a stockholders’ deficiency of approximately $396,000. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2010 with respect to our financial statements as of and for the year ended December 31, 2009 that these circumstances raise substantial doubt about our ability to continue as a going concern.

Management has been closely monitoring its fixed and variable costs and intends to restrict such costs to those expenses that are necessary to complete activities related to preparing for commencement of the production phase of operations, identifying additional sources of working capital, maintenance of our patent rights and general administrative costs in support of such activities. To date, we have received more than $5 million from our research and development agreement and the Canadian License and have also received a $200,000 deposit for the first shipment of CSRV generator units.

We continue to actively seek new sources of working capital. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have significant immediate capital needs, and our ability to raise funds on terms acceptable to us, is highly uncertain.

We will need additional financing in the near future for a number of uses, including:

•	Purchasing raw material inventory and hiring plant workers to commence our production phase
•	Expanding manufacturing capacity
•	Developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production
•	Developing our engineering, administrative and marketing and sales organizations
•	Expanding our research and development programs with respect to the basic CSRV system technology and applying the CSRV system technology to engines used in various commercially viable applications
•	Implementation of new systems, processes and procedures to support growth.

Additional financing may not be available on terms acceptable to us or may not be available at all.

As with any business, many aspects of our operations and our future outlook are subject to events and influences which are not within our control, such as the continuing worldwide economic crisis.  This could have an adverse impact on us and our results of operations. For example:

•
The current severe limitation on the availability of credit and investor uncertainty could result in delays or the inability to acquire additional working capital needed to commence meaningful production.

•
Almont may experience unanticipated challenges and delays in raising additional equity capital needed to make the remaining balance of the Release Payment due to us under the Escrow Agreement and the license payment due under the license agreements.

•	Demand for our technology and products could be significantly reduced.
•	Estimates used in the preparation of our financial statements may need to be revised.

The following risk factors relate to our Product Development:

To date, we have only received limited revenues from our research and development agreement with WWE and a number of years ago, from a small number of sales of engines, which incorporated the CSRV system technology and from research and development activities in connection with a terminated license agreement. With the exception of the year ended December 31, 2008, we have never been profitable for a full fiscal year. Our net income in 2008 of approximately $874,000 included a non-cash portion of the gain on sale of property in the amount of approximately $1,495,000.

None of the cash needed to finance our business has come from sales of engines in recent years. We expect to continue to incur losses until we commence production and sale of products incorporating our CSRV system technology. We may not be profitable or operating cash flow positive in 2010 unless we receive payments from Almont as described under “Material Agreements” above, and/or can begin to generate positive cash flows from sales of CSRV Engine products or receive cash proceeds from new licensing agreements for our CSRV system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2010.

The Coates Engine may not have the performance characteristics and longevity that we expect.

The Coates Engine has been tested in a “real world” environment only to a very limited degree. Commercial use of our industrial engines may not have the performance characteristics that we expect. Similarly, until the Coates Engine has been in use for a substantial period of time, there is no certain way to ascertain its expected longevity. Superior performance and longevity are essential elements of our ability to penetrate the power generation and other markets. Our failure to do so would have a material adverse effect on our business and, unless remedied on a timely basis we might be forced to close our operations.

The following risk factors relate to our Business:

We are significantly dependent on our founder, George J. Coates.

We are significantly dependent on our founder, George J. Coates, and to a lesser extent his son, Gregory Coates. We expect that our future market capitalization will be highly dependent on the productivity of George J. Coates. If the employment of George J. Coates was to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we may have to discontinue operations. We do not maintain key person insurance on either George J. Coates or Gregory Coates.

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

Our short term business success is highly dependent upon our United States and Canadian licensing and research and development agreements which have been assigned to Almont.

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement assigned by WWE to Almont represent potential new sources of cash due to us totaling approximately $6.8 million during 2010. As of March 25, 2010, we had received nonrefundable payments for the licensing and research & development agreements aggregating approximately $5,003,000. There can be no assurance that Almont will be successful in making payments to us due under the licensing agreements and the escrow agreement.  To the extent that Almont experiences difficulty or delays in making such payments, our cash flow, results of operations and financial condition could be adversely affected.

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

We need to hire, train and retain additional employees for all aspects of our business if we are to achieve our sales goals. Our success will also depend on our ability to attract and retain a staff of qualified managerial, engineering and manufacturing plant workers. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would have a material adverse effect on our business and operations.  In particular, we need trained engineers and sales personnel to educate potential customers and provide post-installation customer support.

The following risk factors relate to our common stock:

There is a limited public market for our outstanding common stock, and there are restrictions on transferability.

There is presently a limited public market for our outstanding common stock. Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is more sporadic than the trading of securities listed on a quotation system or a stock exchange. Shares of our common stock have not been registered and cannot be disposed of unless the requirements of Rule 144 under the Securities Act can be satisfied.

Trading of our common stock is restricted by the SEC’S “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to executing a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

George J. Coates and his family own a majority of our common stock allowing him to unilaterally determine the outcome of all matters submitted to our stockholders for approval, which influence may or may not conflict with our interests and the interests of our other stockholders.

George J. Coates, together with members of his family and related trusts, are beneficially entitled to more than 85% of votes on matter submitted to a vote of the outstanding common stockholders at March 25, 2010 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with interests and the interest of our other shareholders.

Because we do not intend to pay dividends for the foreseeable future, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance further research and development, commence production of the Coates Engine and general and administrative expenses and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no assurance that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Trading in our common stock may be volatile, which may result in substantial declines in its market price.

Our common stock is likely to experience significant volatility in response to periodic variations in:

•	Our success in commencing our production phase of operations
•	Results of testing of the CSRV system technology as it is designed into various commercially feasible applications
•	Our prospects for entering into new potentially profitable license agreements for our technology
•	Performance of the CSRV system technology in the field
•	Improvements in engine technology by our competitors
•	Changes in general conditions in the economy or the financial markets

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

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.

Our executive offices and research and development facility which was reacquired by us in June 2009 is located in an approximately 25,000 square foot building in Wall Township, New Jersey, outside of New York City.

In our research and development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, a dynamometer, emission testing machines and computerized drafting and printing equipment. All such equipment is in good condition.

Item 3.  Legal Proceedings.

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session has been scheduled for April 8, 2010, and, if not successful, will continue on June 2, 2010. Should this matter not be resolved in mediation, trial is currently scheduled to commence on August 2, 2010. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the OTC Bulletin Board, ticker symbol COTE.  The closing price of the common stock on March 25, 2010 was $0.33 per share. The high and low bid prices for trading of our stock for each of the quarters during 2009 and 2008 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
High	$0.49	$0.49	$1.18	$0.73
Low	$0.24	$0.30	$0.42	$0.31
2008:
High	$0.58	$0.57	$0.46	$0.45
Low	$0.35	$0.28	$0.11	$0.13

Holders

At March 25, 2009 the number of holders of record of our common stock was 783.

Recent Sales of Unregistered Securities

In December 2009, we sold 571,429 shares of our common stock and 285,714 warrants to purchase one share of our common stock at an exercise price of $0.35 per share in consideration for $200,000 initially received from the son of a director in June 2009. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our securities authorized for issuance as of March 25, 2010, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,900,000	$0.44	10,600,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	1,900,000	$0.44	10,600,000

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

Issuer Purchases of Equity Securities.

On September 15, 2008, the board of directors approved a plan to repurchase up to 2 million shares of our outstanding common stock from time-to-time until expiration of this plan on December 31, 2009. This plan was not publicly announced in a tender offer or other notice for the purpose of identifying shareholders desirous of selling shares to us. In accordance with this plan, the following shares were purchased on the OTC Bulletin Board through a stockbroker.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 2008	300,000	$0.30	-	1,700,000
Total	300,000	$0.30	-	1,700,000

Item 6. Selected Financial Data.

N/A

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (rounded to thousands of dollars).

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in seeking out opportunities to raise start up working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes searching for the optimal location, shipping logistics, manufacturing facility and qualified labor pool for such large scale manufacturing. We are also engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the Years Ended December 31, 2009 and 2008

Revenues from research and development for the years ended December 31, 2009 and 2008, which amounted to $840,000 and $1,813,000, respectively, consisted of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement which was assigned by WWE to Almont. Our principal business activities and efforts during 2009 and 2008 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start up of large scale manufacturing operations, (ii) developing plans for transitioning to large scale manufacturing in anticipation of our CSRV system technology achieving widespread market acceptance; and, (iii) applying our technology to engines for products in additional economically viable markets.

Research and development expenses decreased by $373,000 in 2009 to $304,000 from $676,000 in 2008. This decrease primarily resulted because, beginning in the second quarter, we shifted our emphasis towards seeking out new sources of working capital and new business opportunities and devoted considerably less time to research and development activities. Compensation and benefits allocated to research and development expenses decreased to $177,000 in 2009 from $436,000 in 2008. Stock-based compensation allocated to research and development expenses decreased to $123,000 in 2009 from $162,000 in 2008. Parts and materials utilized in research and development decreased to $4,000 in 2009 from $78,000 in 2008.

General and administrative expenses increased by $912,000 or 71.6% to $2,186,000 in 2009 from $1,274,000 in 2008. Approximately $826,000 or 90% of this increase was comprised of either non-cash expenses or expenses that were reported in research and development expenses or interest expense in 2008. This $826,000 increase included a $379,000 increase in non-cash stock based compensation expense, a $301,000 increase in compensation and benefits, 258,000 of which was allocated to research and development expenses in 2008 and a $146,000 increase in rent expense for the first six months of 2009 related to the operating lease on our headquarters facility. In 2008, under the finance method of accounting for our sale/leaseback arrangement of our headquarters facility, this amount was required to be included in interest expense. The remaining portion of the $912,000 net increase in general and administrative expenses of $86,000 consisted of a $158,000 increase in legal and professional fees, a $27,000 increase in printing costs and an $18,000 increase in travel and entertainment expenses, offset by a $44,000 decrease in patent maintenance, an $18,000 decrease in show expenses, a $15,000 decrease in shop supplies and tools, a $9,000 reduction in postage costs, a $5,000 decrease in office expenses, a $4,000 reduction in utilities and a net decrease in other general and administrative expenses of $10,000.

Other operating income included gain on sale of land and building of $978,000 in 2009 and $1,495,000 in 2008. The amount of gain reported in each period was based on the accounting requirements applicable to sale/leaseback transactions. Other operating expense of $93,000 in 2008 consisted of the cost to settle a legal action captioned H. Alton Neff v. George J. Coates, Coates International, Ltd., et al. There were no other operating expenses in 2009.

Depreciation and amortization expense decreased to $32,000 in 2009 from approximately $36,000 in 2008 primarily as a result of the recognition of the sale of our headquarters facility at the end of 2008 and the reacquisition of our headquarters facility in June 2009.

A loss from operations of ($703,000) was incurred in 2009 compared with income from operations of $1,230,000 in 2008. This large decrease resulted from a reduction in revenue from research and development of $973,000, an increase in general and administrative expenses of $912,000 and reduction in net operating income of $424,000, offset by an increase in research and development expenses of $373,000.

Interest expense decreased to $104,000 in 2009 from $356,000 in 2008. This decrease primarily resulted because of the recognition of the sale of our land and building under the sale/leaseback agreement, upon the lapsing in November 2008, of the option to repurchase the property. Up until that time, payments under the sale/leaseback were recorded as interest expense under the finance method of accounting. Commencing in December 2008, payments began being recorded as rent expense in accordance with the accounting requirements for an operating lease. Interest expense in 2009 primarily consisted of interest on the mortgage loan on our headquarters and research and development facility and accrued interest on promissory notes to related parties issued in October and December 2009.

In 2009 and 2008, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

For the year ended December 31, 2009 we incurred a net loss of approximately ($807,000) or $0.00 per share, as compared with net income of approximately $874,000 or $0.00 per share for 2008.

Liquidity and Capital Resources

Our cash position at December 31, 2009 was $253,000, a decrease of ($469,000) from the cash position of $722,000 at December 31, 2008. We had a working capital deficit of ($2,731,000) at December 31, 2009 which represents an ($2,337,000) decrease from the ($34,000) of negative working capital at December 31, 2008. Our current liabilities of $3,252,000 at December 31, 2009 increased by $2,004,000 from $1,248,000 at December 31, 2008. This increase primarily resulted from the $1,750,000 mortgage loan on our headquarters and research and development facility and the promissory notes issued to related parties amounting to $300,000.

Operating activities utilized cash of ($1,273,000) for the year ended December 31, 2009, a decrease of $1,117,000 from the cash utilized for operating activities of ($156,000) for the year ended December 31, 2008. Cash utilized by operating activities in the year ended December 31, 2009 resulted primarily from (i) a cash basis net loss of ($1,151,000) (after deducting a non-cash gain on sale of property of $978,000 and adding back non-cash expenses for stock-based compensation expense of $557,000, interest expense of $43,000, depreciation and amortization of $32,000 and, other non-cash expenses of $3,000; and (ii) a decrease in accounts payable and accrued liabilities of $103,000, (iii) an increase in inventory of $24,000; and, (iv)  a decrease in other assets of 5,000.

For the year ended December 31, 2009, we utilized cash of $2,075,000 to reacquire the land and building that serves as our headquarters facility and for building improvements. No cash was utilized for investing activities during the year ended December 31, 2008.

Cash generated from financing activities amounted to $2,879,000 in 2009. This was comprised of proceeds from a mortgage loan on our headquarters facility of $1,750,000, proceeds of $942,000 from the issuance of shares of common stock and common stock warrants, consideration for promissory notes issued to related parties of $300,000 and expenses advanced on our behalf by a related party of $13,000, offset by funds of $101,000 used to establish a restricted interest reserve account in connection with the provisions of our mortgage loan agreement, deferred financing costs of ($25,000). In 2008, we utilized cash of approximately ($82,000) for financing activities, which consisted of the repurchase of shares of common stock at a cost of approximately ($90,000) offset by proceeds from the issuance of common stock of approximately $8,000.

As shown in our financial statements beginning on Page F-1, with the exception of reported net income of $874,000 for the year ended December 31, 2008, we have incurred recurring losses from operations and as of December 31, 2009, had a stockholders’ deficiency of $396,000. Although we have received additional Release Payments from WWE and Almont Energy of $850,000 in January and February 2010, we will need to obtain additional working capital in order to continue to cover our ongoing cash expenses beyond the next twelve months. In addition, the initial term of the mortgage loan on our headquarters and research and development facility matures in June 2010. The loan may be extended for one additional year at the option of the borrower, provided that the entire unpaid balance of the Release Payment due under the Escrow Agreement is paid during the first year of the mortgage loan; and, further provided that we receive at least $3 million of working capital or earn net income and generate positive cash flow of at least $1 million during the first year of the mortgage loan.  There can be no assurance that we will be able to satisfy the conditions to extend the maturity date under this option. In such an event, the Company would be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2010 with respect to our financial statements as of and for the year ended December 31, 2009 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2009, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to raise working capital to enable us to commence production of our CSRV system technology products, research and development and general administrative costs in support of such activities. During the years ended December 31, 2009 and 2008, we raised $1,242,000 and $8,000, respectively, of new working capital from sales of our common stock and common stock warrants and from issuance of promissory notes to related parties. We also received additional cash of $840,000 and $1,813,000, respectively, of revenue from research and development. In March 2010, the Company received a $200,000 deposit from Almont for an initial order of three engines expected to be ready for shipment in April 2010. Almont will deliver and install these units.

We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts. Under our definitive agreement with Dutchess Private Equities Fund, Ltd., at our option, we can access to up to an additional $8,440,000 of funding through further sales of our common stock. This agreement expires in June 2010.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional Release Payments are currently due us amounting to $5,997,000, after reflecting $850,000 of payments received in January and February 2010 under the Escrow Agreement. This balance due continues to represent a potential source of working capital for us. Almont, which has been assigned the Canadian License and rights to the US License is undertaking to raise new equity capital and is required to remit to us 60% of the proceeds from all such new working capital raised, with the exception of proceeds of equipment lease financing transactions. In addition, the annual minimum purchase requirements under both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective upon the commencement of production of the natural gas fueled industrial electric power CSRV engine generators (“CSRV Units”) for Almont). Almont is a newly formed, privately held company. Its ability to make the Release Payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital and ability to generate positive cash flow. Thus far, Almont has made nonrefundable payments to us totaling $700,000. Prior to Almont Energy becoming the assignee of the Canadian License and rights to the US License, WWE made nonrefundable payments to us totaling $150,000 in 2010, $840,000 in 2009, $1,813,000 in 2008 and $1,500,000 in prior years. There can be no assurance that Almont will be successful in raising the additional equity capital or generating positive cash flow required for this purpose. We are continuing discussions with a number of other third parties for the licensing of our technology; however, there can be no assurance that we will be able to secure new licensing agreements.

In December 2007, we entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as our placement agent.   Stonegate has the right during the term of the agreement to identify for us prospective purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the Parties. The agreement may be cancelled by either party upon ten (10) days written notice.

As compensation for services rendered by Stonegate in connection with any successful placements, we have agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds received from the sale of securities resulting from such placements.  No fees shall be due and payable in connection with sales of securities to investors not introduced to us by Stonegate or by a direct or indirect party previously introduced to the Company as a result of the efforts of Stonegate.

Upon closing of a placement of securities, we agreed to issue to Stonegate restricted shares of our common stock in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in such a placement.  Such number of shares to be issued to Stonegate shall be reduced by the 200,000 shares initially issued to Stonegate upon execution of the placement agent agreement.

We shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this placement agreement.

At this time, we are not actively working on a private placement with Stonegate; however, we believe that having this arrangement in place will facilitate our efforts to undertake such a private placement offering when the market and economic conditions are more appropriate.

We will continue our efforts to seek new sources of additional funding for our working capital in 2009 in order to further support our operations.  Sources of working capital and new funding being pursued by us include (i) additional non-refundable payments of the Release Payment under the Escrow Agreement, (ii) payments for CSRV Units ordered by Almont, (iii) direct investment and/or financing facilities in private transactions with institutional investors, (iv) new equity investment and/or up front licensing fees from prospective new sublicensees, (v) proceeds of stock issued to Dutchess Private Equities Fund, Ltd. in connection with the Equity Line of Credit facility; (vi) a private placement of equity securities with the assistance of Stonegate and, (vii) cash down payments from potential new customers. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

Current liabilities are primarily comprised of a $1,750,000 mortgage loan which matures in June 2010, $838,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, promissory notes and a convertible note due to related parties aggregating $320,000, other legal and professional fees of $111,000, $96,000 of accrued compensation due to a former director/executive officer, other accrued compensation and benefits of $45,000 and accrued interest expense of $28,000.

We have employment agreements in place that provide for minimum annual salary payments to two of our executives aggregating $400,000. This amount would increase to approximately $550,000 upon achieving an adequate level of working capital as defined in the employment agreements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2009 (in thousands of dollars):

		Amount Due Within
	Total	2010	2011
Mortgage loan payable	$1,750,000	$1,750,000	$-
Employment agreements(1)	733,000	400,000	333,000
Promissory notes to related parties	300,000	300,000	-
Maturity of 10% promissory notes	20,000	20,000	-
Total	$2,803,000	$2,470,000	$333,000

(1) Our obligation under employment agreements would increase to $550,000, upon achieving an adequate level of working capital, as defined.

Total non-cash compensation cost related to nonvested stock options at December 31, 2009 that has not been recognized was approximately $29,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 1.07 years.

New Accounting Pronouncements

Effective July 1, 2009, with the objective of reducing the complexity inherent in recognizing numerous sources of generally accepted accounting principles in the United States (“GAAP”), the Financial Accounting Standards Board (“FASB”) changed the authoritative source of GAAP to a single new source, the FASB Accounting Standards CodificationTM (“ASC”).  The Company has adopted this change, and, accordingly, disclosure of changes in accounting standards are based on the applicable sections of the ASC.

In May 2009, the FASB issued an update to the principles and disclosure requirements for subsequent events which has been adopted by the Company. This update requires that subsequent events occurring between the balance sheet date and the date the financial statements are issued be evaluated to determine if disclosure should be made in the notes to the financial statements. This update also describes the circumstances under which subsequent events should be recognized in financial statements and the disclosure requirements for subsequent events.

Plan of Operation

We have completed development of the CSRV system technology-based generator engine and are devoting substantial efforts to raising sufficient working capital to commence the production phase of our operations. Initially, we intend to sell the CSRV Units to Almont. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV Unit quantity contemplated in our previous arrangement with WWE. Once production of these orders commences, fulfillment is expected to occur over a five year period. We intend to take advantage of the fact that essentially all the components of the CSRV Units may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the CSRV Units in the two following ways:

•
Assembly – to develop assembly lines within our premises.  We intend to initially commence production of CSRV Units on a small scale. This will enable us to prove our concept for the CSRV system technology and we expect this will lead to substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We have already taken steps to identify a suitable size and appropriate location for a high capacity manufacturing plant. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures. To date, we have not been successful in securing the necessary working capital for this purpose.

•	Licensing the CSRV system technology to OEM’s – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional Release Payments from Almont and positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Index to Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective January 4, 2010, we engaged Meyler & Company, LLC, Certified Public Accountants ("Meyler") with an address at One Arin Park, 1715 Highway 35, Middletown, NJ 07748 as our new independent auditor. The decision to engage Meyler was approved by our Audit Committee.

Effective January 4, 2010, Weiser LLP, Certified Public Accountants ("Weiser") was dismissed as our independent auditor. The decision to dismiss Weiser was approved by our Audit Committee. The reports of Weiser on the financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles with the exception of a qualification expressing uncertainty about the Registrant’s ability to continue as a going concern. During the fiscal years ended December 31, 2008 and December 31, 2007 and the subsequent interim periods prior to its dismissal, there were no disagreements with Weiser on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Weiser 's satisfaction would have caused Weiser to make reference to this subject matter of the disagreements (as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) in connection with its reports or any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), promulgated under the Securities Exchange Act of 1934, as amended.

We did not engage Meyler in any prior consultations during our fiscal years ended December 31, 2008 and December 31, 2007 or the subsequent periods through the date of their dismissal regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that Meyler concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304 (a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our board of directors and our executive officers as of March 29, 2010. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates. The board of directors did not meet during the year ended December 31, 2009.

Name	Age	Position

George J. Coates	69	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	39	Director and President, Technology Division

Barry C. Kaye	56	Director, Treasurer and Chief Financial Officer

Dr. Richard W. Evans	78	Director and Secretary

Dr. Frank Adipietro	52	Director *, **

Dr. Michael J. Suchar	54	Director *, **

Richard Whitworth	61	Director *, **, ***

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

George J. Coates served two apprenticeships in Europe while attending the College of Technology in London, and as an associate member of the S.A.E. He received The City and Guilds of London for electrical and mechanical engineering. He is a former management director of SCR motor engineers of Europe and holds the certificate of Ministry of Transport in the United Kingdom. He worked as an engineer for Rolls Royce and Mercedes Benz, and holds approximately 300 patents worldwide. He invented coolant disc brakes, a hydraulic suspension, patented the Coates rotary valve system and patented a turbine engine. George Coates is 69 years old.

Gregory Coates became a director of the Company on October 24, 2006, and has served as the Chairman of our Board of Directors until March 28, 2007. On October 23, 2006, he became our President – Technology Division. For more than fifteen years, Gregory Coates has worked with us as a design engineer, working in research and development, designing and building the CSRV system technology and adapting this technology to various existing applications. He created certain of our licensed inventions, and patented certain of them. Gregory Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology of Ireland.

Barry C. Kaye became a director of the Company on October 24, 2006 and has been serving as our Treasurer and Chief Financial Officer since October 18, 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey.  Mr. Kaye is also the Vice President, Finance for Results Media, LLC, a company that provides direct mail marketing services. Since 1999 he has served as an Executive Business Consultant with BCK Business Consulting which provided various business consulting services to the business community. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel, a registered broker-dealer that distributes bonds of the government of Israel.  He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc., a company engaged in sales and distribution of video games and other forms of digital entertainment media from 2003 to 2004.  From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation, a $3.5 billion company engaged in sales and distribution of consumer electronics, office equipment products and microelectronic components, where he was responsible for all finance and “back office” operations. From 1976 to 1987, Mr. Kaye was a Senior Audit Manager for Arthur Andersen & Co.  He is a member of the American Institute of Certified Public Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants.  Mr. Kaye received his Bachelor of Science in Accounting degree, graduating with Cum Laude distinction from Brooklyn College of the City University of New York.

Richard W. Evans became a director of the Company in May 1996.  Dr. Evans holds an ED.D degree from Rutgers University, was a Supervisor of the Highland Park School in Highland Park, New Jersey, a post held for more than five years until his retirement in June 1996.

Michael J. Suchar became a director of the Company in May 1996. Dr. Suchar, who holds a Doctor of Dental Surgery degree from Temple University Dental School, has been practicing pediatric dentistry for more than twenty years. Mr. Suchar also has a patented invention in the field of aviation security.

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

Board Committees

Our board of directors established an audit committee and a compensation committee in October 2006. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act. Richard Whitworth is the sole member of our audit committee.

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

During the year ended December 31, 2009, the Audit Committee held two meetings. In connection with the audit of our financial statements as of and for the years ended December 31, 2009 by Meyler & Company, LLP (“Meyler”), our Independent Public Accounting Firm, our audit committee has discussed with Meyler the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the audit committee has received the written disclosures and the letter from Meyler required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Meyler their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for the years ended December 31, 2009 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee

The compensation committee’s responsibilities include:
•	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;
•	determining the compensation of our chief executive officer;
•	reviewing and approving, or making recommendations to our board of directors with respect to the compensation of our other executive officers;
•	overseeing an evaluation of our senior executives;
•	overseeing and administering our cash and equity incentive plans; and
•	reviewing and making recommendations to our board with respect to director compensation.

The Compensation Committee did not meet during the year ended December 31, 2009.

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

Liability Limitations and Indemnification

The following description is intended as a summary only and is qualified in its entirety by reference to our amended and restated charter and amended and restated by-laws incorporated by reference as exhibits to this report. We refer in this section to our amended and restated charter as our charter, and we refer to our amended and restated by-laws as our by-laws.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We know of no person, who, at any time during the fiscal year ended December 31, 2009 to the date hereof, was a director, officer or beneficial owner of more than ten percent of any class of our equity securities (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to us under Rule 16(a)-3(d), we know of no Reporting Person that failed to file the required reports within the required time limits.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers for years ended December 31, 2009 and 2008:

Summary Compensation Table

				Option	All Other
Name and Principal Position	Year	Salary		Awards	Compensation

George J. Coates (1) Chief Executive Officer and President	2009	$269,231	(1)	(1)		(4)
	2008	$242,466	(1)	(1)		(4)

Barry C. Kaye (2) Chief Financial Officer and Treasurer	2009	$-		(2)	$102,393	(2)
	2008	$-		(2)	$69,975	(2)

Gregory Coates (3) President, Technology Division	2009	$158,654	(3)	(3)		(4)
	2008	$135,924	(3)	(3)		(4)

(1)           In April 2007, we executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years.  The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the board of directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  In August 2008, the board of directors authorized an increase in Mr. Coates’ annual base compensation to $250,000. The GJC Agreement further provides that upon achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also be provided with a $2 million life insurance policy and work with us in securing key-man life insurance. In accordance with the GJC Agreement, on April 18, 2007, we granted Mr. Coates 1,000,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. In November 2009, we granted 50,000 stock options to purchase shares of our common stock at an exercise price of $0.43 per share.

(2)           These amounts represent payments to Mr. Kaye for consulting services provided to us during 2009 and 2008, respectively. In April 2007, we granted to Mr. Kaye 125,000 options to purchase shares of our common stock at an exercise price of $0.44 per share. These options have become fully vested.

(3)           In April 2007, the Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GC Agreement, which became effective as of October 23, 2006, is for five years.  The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board of directors authorized an increase in Gregory Coates’ annual base compensation to $150,000. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000; he will become eligible for an annual performance bonus, a company-provided automobile and a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, on April 18, 2007, we granted to Gregory Coates 500,000 options to purchase shares of our common stock at an exercise price of $0.44 per share.

(4)           George J. Coates and Gregory Coates were provided with health care, dental care and life insurance benefits amounting to approximately $16,900 and $7,500, respectively, in 2009 and amounting to approximately $21,700 and $4,500, respectively in 2008.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to the Executives of the Company as of December 31, 2009:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-		-	$0.44	10/23/2021
	50,000	50,000	(1)	-	$0.43	11/3/2024
Gregory Coates	500,000	-		-	$0.44	10/23/2021
Barry C. Kaye	125,000	-		-	$0.44	10/17/2021

(1) These stock options shall become fully vested on November 4, 2010.

Vesting of the stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

Director Compensation

A compensation program was adopted by the board of directors in March 2007 which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our 2006 Stock Option and Incentive Plan to purchase our common stock at an exercise price equal to the closing price of our stock on the Over the Counter Bulletin Board on the day prior to the date of grant. In March 2007, our four non-employee directors were each granted 25,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. One-fourth of these stock options will vest on each of the first four annual anniversary dates after the date of grant.

The following table summarizes the components of director compensation for the year ended December 31, 2009:

Name of Director	Fees Earned of Paid in Cash	Stock Options Awarded	Total Compensation

Dr. Frank J. Adipietro	$-	$13,600	$13,600
Dr. Richard W. Evans	$-	$12,340	$12,340

No compensation was earned by our directors in 2008.

Employment contracts and termination of employment and change-in-control arrangements

In October 2006, we signed employment contracts with George J. Coates and Gregory Coates, who are serving as our employees. These employment agreements were amended and restated on April 6, 2007.

A summary of the compensation terms under the employment agreements appears in the table below:

Name & position	Annual compensation		Number of stock options2	Life insurance	Severance payment3	Term of the Agreement
George Coates, President and Chief Executive Officer	$250,000	1	1,000,000	$2,000,000	Three years salary4	Five years
Gregory Coates, President Technology Division	$150,000	1	500,000	$2,000,000	Two years salary4	Five years

1 The annual salary for George J. Coates and Gregory Coates shall be increased to $300,000 and $250,000, respectively, at such time that the board of directors determines that we have Sufficient Capital, as defined.

2 These Options were granted on April 18, 2007 and are fully vested. In November 2009, we granted an additional 50,000 stock options to George J. Coates to purchase shares of our common stock at an exercise price of $0.43 per share.

3 The entitlement for the severance payment is subject to the employee terminating his employment for a good reason.

4 The severance payment shall become effective in the event such termination for a good reason occurs after the board of directors determines that we have Sufficient Capital, as defined.

Under the applicable employment agreements, these employees are eligible for an annual performance bonus only after the board of directors determines that the Company has Sufficient Capital, as defined.

Under their employment agreements, George and Gregory Coates undertook to vote all their shares in the Company to elect to our board of directors at least two ‘independent directors’ as defined by the rules of the SEC and NASDAQ. In addition, our rights in intellectual property developed by George and Gregory Coates will be as set forth in a certain amended and restated license agreement dated April 6, 2007 and described in Item 1, under the caption “License Agreement – George J. Coates and Gregory Coates”. Under their employment agreements, we are not entitled to terminate the employment of either George or Gregory Coates unless they are terminated for cause, as defined in their employment agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2010 for:

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

Percentage ownership calculations are based on 275,506,253 shares outstanding as of March 25, 2010. Addresses of named beneficial owners are care of Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
				Shares Beneficially Owned
Name and Address of Beneficial Owner	Outstanding Shares Beneficially Owned		Right to Acquire Within 60 Days After December 31, 2009	Number		Percentage

George J. Coates	208,272,760	1	1,000,000	209,272,760	1	75.50%

Gregory Coates	14,032,520		500,000	14,532,520		5.24%

Frank Adipietro	1,203,222		15,000	1,218,222		0.44%

Richard Evans	660,000		15,000	675,000		0.24%

Barry C. Kaye	99,800		125,000	224,800		0.08%

Michael J. Suchar	130,800		15,000	145,800		0.53%

Richard Whitworth	-		15,000	15,000		0.00%

All executive officers and directors as a group (6 persons)	224,399,102		1,685,000	226,084,102		81.57%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In October 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $100,000 from one of its directors and issued promissory notes which mature in July 2010. In December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which matures in September 2010. The proceeds of these promissory notes were used for general working capital purposes. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly and a transaction fee of $7,500 related to each promissory note payable at maturity. For accounting purposes, the transaction fees will be amortized to interest expense over the term of the promissory notes resulting in a combined effective annual rate of interest of approximately 28.7%. In March 2009, the promissory note to the Coates Family Trust was prepaid in full, including accrued interest of $10,000.

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the two years ended December 31, 2009, is summarized as follows:

	2009	2008

George J. Coates (a)	$286,000	$264,000
Gregory Coates (a)	166,000	140,000
Bernadette Coates	77,000	65,000

(a)	Includes compensation paid in 2009 and 2008 for vacation earned but not taken.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $102,000 and $70,000 in 2009 and 2008, respectively.

Director Independence

The following table sets forth the members of our board of directors that are independent and certain board committee assignments:

Dr. Frank Adipietro	Director *, **

Dr. Michael J. Suchar	Director *, **

Richard Whitworth	Director *, **, ***

*           Serves as an independent director.
**           Serves as a member of our compensation committee
***           Serves as a member of our audit committee

Item 14.  Principal Accounting Fees and Services.

Audit Fees:

On January 4, 2010 we engaged Meyler & Company, LLC (“Meyler”), Certified Public Accountants as our Independent Registered Public Accounting Firm and dismissed Weiser LLP (“Weiser”).

In 2009, Weiser billed us in the aggregate $131,415 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2008 included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2009.

In 2008, Weiser billed us in the aggregate $121,612 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2007 included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2008.

Meyler did not perform nor bill the Company for any audit services during the last two fiscal years.

Audit-related Fees:

Weiser did not perform nor bill the Company for any audit-related services during the last two fiscal years.

Meyler did not perform nor bill the Company for any audit-related services during the last two fiscal years.

Tax Fees:

In 2009, Weiser billed us $6,000 for professional services rendered for tax related services for the taxable year ended December 31, 2008.

In 2008, Weiser billed us $8,982 for professional services rendered for tax related services for the taxable year ended December 31, 2007.

Meyler did not perform nor bill the Company for any tax services during the last two fiscal years.

All Other Fees:

Weiser did not perform nor bill the Company for any other services during the last two fiscal years.

Meyler did not perform nor bill the Company for any other services during the last two fiscal years.

PART IV

Item 15.  Exhibits.

Exhibit No.		Description

3.1 @	-	Restated Certificate of Incorporation

3.1(i) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) ◆	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.2 @	-	Bylaws

10.1 +	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 +	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 +	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 ^	-	Confirmation Letter between the Company and Well to Wire Energy Inc. dated July 7, 2006

10.5 ~	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.6 ☑	-	License Agreement between the Company and Coates Trust dated October 23, 2006

10.7 ☑	-	Amended and Restated Employment Agreement between the Company and George J. Coates dated April 6, 2007

10.7 ☑	-	Amended and Restated Employment Agreement between the Company and Gregory Coates dated April 6, 2007

10.8 ☑	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.9 ▲	-	Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.10 ▲	-	Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.11 ¢	-	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.12Ã	-	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.13Ã	-	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.14º	-
Letter from Weiser LLP to the Securities and Exchange Commission dated January 6, 2010 regarding the circumstances of their dismissal by the Company as its Independent Registered Public Accounting Firm

10.15Ý	-
Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

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

+     Incorporated by reference from the Company's Registration Statement and amendments thereto filed September 9, 2001 on Form 10-SB with the Securities and Exchange Commission, File No. 000-33155.

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

†    Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2007.

▲   Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2007.

◆   Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.

¢ Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.

Ã    Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

÷ Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2010.

º      Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2008.

Ý     Filed herewith.

All reports required to be filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2009 were timely filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2010.

COATES INTERNATIONAL, LTD.

By: /s/ George J. Coates                                                                          George J. Coates, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)	March 29, 2010
George J. Coates
/s/ Gregory Coates	Director, President-Technology Division	March 29, 2010
Gregory Coates
/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)	March 29, 2010
Barry C. Kaye
/s/ Richard W. Evans	Director and Secretary	March 29, 2010
Richard W. Evans
/s/ Michael J. Suchar	Director	March 29, 2010
Michael J. Suchar
/s/ Frank Adipietro	Director	March 29, 2010
Frank Adipietro
/s/ Richard Whitworth	Director	March 29, 2010
Richard Whitworth

Coates International, Ltd.

Index to the Consolidated Financial Statements

December 31, 2009 and 2008

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying consolidated balance sheet of Coates International, Ltd. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company continues to have negative cash flows from operations, recurring losses from operations, and has a stockholders’ deficiency.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Coates International, Ltd.

        We have audited the accompanying balance sheet of Coates International Ltd. (the “Company”) as of December 31, 2008 and the related statement of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

        As discussed in Notes 1 and 10 to the financial statements for the year ended December 31, 2008, an error and disclosures in connection with the presentation of other operating income (expense) have been restated. The effect of this adjustment had no impact on net income or any other financial statement line items or on either basic or fully diluted income per share for the year ended December 31, 2008.

Weiser LLP
New York, New York
March 30, 2009, except for Note 1 paragraph 9, as to which the date is March 30, 2010

Coates International, Ltd.
Consolidated Balance Sheets
As of December 31,
	2009	2008
Assets
Current Assets
Cash	$252,902	$721,952
Interest reserve account - restricted	100,813	-
Inventory, net	511,189	487,549
Deferred financing costs	16,042	-
Other assets	-	4,679
Total Current Assets	880,946	1,214,180
Property, plant and equipment, net	2,282,105	39,376
Deferred licensing costs, net	68,149	72,433
Security deposits	-	197,500
Total Assets	$3,231,200	$1,523,489

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,169,518	$1,248,173
Due to related party	12,500	-
Promissory notes to related parties	300,000	-
Mortgage loan payable	1,750,000	-
10% Convertible note	20,000	-
Total Current Liabilities	3,252,018	1,248,173

10% Convertible note	-	20,000
Deferred gain on sale of land and building	-	978,479
License deposits	375,000	375,000
Total Liabilities	3,627,018	2,621,652

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2009 and no shares issued or outstanding at December 31, 2008	10	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 275,496,253 and 273,126,636 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	27,550	27,313
Additional paid-in capital	22,231,753	20,722,899
Accumulated deficit	(22,655,131)	(21,848,375)
Total Stockholders' Deficiency	(395,818)	(1,098,163)
Total Liabilities and Stockholders' Deficiency	$3,231,200	$1,523,489

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Consolidated Statements of Operations
For the Years Ended December 31,

	2009	2008
		(Restated)

Revenue from research and development	$840,000	$1,813,183

Expenses
Research and development costs	303,552	676,306
General and administrative expenses	2,186,014	1,273,760
Depreciation and amortization	31,900	36,027
	2,521,466	1,986,093
Other Operating Income (Expense):
Gain on sale of real estate	978,479	1,495,224
Loss on settlement of litigation	-	(92,500)
Net other operating income	978,479	1,402,724
(Loss) Income from Operations	(702,987)	1,229,814
Interest expense, net	103,769	355,771
(Loss) Income Before Income Taxes	(806,756)	874,043
Provision for income taxes	-	-
Net (Loss) Income	$(806,756)	$874,043

Basic net (loss) income per share	$-	$-
Basic weighted average shares outstanding	274,296,319	273,339,751
Diluted net (loss) income per share	$-	$-
Diluted weighted average shares outstanding	274,296,319	273,384,196

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Consolidated Statements of Stockholders' Deficiency

	Series A Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share					Total
					Additional Paid-	Accumulated		Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Treasury Stock	Deficiency

Balance, January 1, 2008	-	$-	273,411,636	$27,341	$20,587,403	$(22,722,418)	$-	$(2,107,674)
Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd.	-	-	15,000	2	7,951	-	-	7,953
Shares of common stock repurchased	-	-	(300,000)	-	-	-	(89,485)	(89,485)
Retirement of treasury stock	-	-	-	(30)	(89,455)	-	89,485	-
Stock-based compensation expense	-	-	-	-	217,000	-	-	217,000
Net loss for the year	-	-	-	-	-	874,043	-	874,043
	-	-
Balance, December 31, 2008	-	-	273,126,636	27,313	20,722,899	(21,848,375)	-	(1,098,163)

Issuance of Series A Preferred Stock and grant of anti-dilution protection to George J. Coates	10,000	10	-	-	9,990	-	-	10,000
Issuance of common stock to son of a director	-	-	1,838,096	184	609,816	-	-	610,000
Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd.	-	-	556,521	56	332,343	-	-	332,399
Retirement of common stock received from litigation settlement	-	-	(25,000)	(3)	3	-	-	-
Stock-based compensation expense	-	-	-	-	556,702	-	-	556,702
Net loss for the year	-	-	-	-	-	(806,756)	-	(806,756)
Balance, December 31, 2009	10,000	$10	275,496,253	$27,550	$22,231,753	$(22,655,131)	$-	$(395,818)

The accompanying notes are an integral part of these consolidated financial statements.

Coates International Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$(806,756)	$874,043
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities
Gain on sale of land and building	(978,479)	(1,495,224)
Stock based compensation expense	556,702	217,000
Non-cash interest expense	43,079	-
Depreciation and amortization	31,900	36,027
Other non-cash expenses	2,500	-
Changes in Operating Assets and Liabilities
Inventory	(23,640)	(85,358)
Other assets	4,679	(2,456)
Accounts Payable and accrued liabilities	(102,775)	300,271
Net Cash (Used in) Operating Activities	(1,272,790)	(155,697)

Cash Flows from Investing Activities:
Acquisition of land, building and building imrpovements	(2,075,346)	-
Net Cash Used in Investing Activities	(2,075,346)	-

Cash Flows from Financing Activities
Proceeds of mortgage loan	1,750,000	-
Issuance of common stock and warrants	942,399	7,953
Proceeds from promissory notes issued to related parties	300,000	-
Establishment of Interest reserve	(100,813)	-
Deferred financing costs	(25,000)	-
Due to related party	12,500	-
Purchase of treasury stock	-	(89,485)
Net Cash Provided by (Used in) Financing Activities	2,879,086	(81,532)
Net Decrease in Cash	(469,050)	(237,229)
Cash, beginning of year	721,952	959,181
Cash, end of year	$252,902	$721,952

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest	$61,615	$358,599

Supplemental Disclosure of Noncash Investing Activities:

Returned lease security deposit applied towards purchase price of reacquired land and building
	$195,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Notes to Consolidated Financial Statements
(All amounts rounded to thousands of dollars)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey.

Coates International, Ltd. (the "Company") has acquired the exclusive licensing rights for the Coates spherical rotary valve system (“CSRV”) system technology in North America, Central America and South America (the “CSRV License”). The CSRV system technology has been developed over a period of more than 15 years by the Company’s founder George J. Coates and his son Gregory Coates. The CSRV system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

The CSRV system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine cylinder, the CSRV system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV system technology (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The higher the RPM range, the greater the volumetric efficiency and thermal efficiency that can be achieved.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of this technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from the sale of stock, through capital contributions, loans made by George J. Coates, fees received from research and development of prototype models and licensing fees. The Company has never received any revenues from the sale of engines and, with the exception of fiscal year 2008, has incurred substantial losses from operations since its inception. The Company expects that losses from operations will continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues.  These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2009, had a stockholders’ deficiency of $396,000. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the end of 2009, the Company had negative working capital of ($2,371,000) compared with negative working capital of ($34,000) at the end of 2008.

During the years ended December 31, 2009 and 2008, the Company raised $1,242,000 and $8,000, respectively, of new working capital from sales of its common stock and common stock warrants and from issuance of promissory notes to related parties. We also received additional cash of $840,000 and $1,813,000, respectively, of revenue from research and development. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financials statements for the year ended December 31, 2008 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2009.

The gain on sale of land and building, which is more fully discussed in Note 10, amounting to $1,495,000 for the year ended December 31, 2008, was improperly presented as a component of revenues in the Company’s annual report on Form 10-K for the year ended December 31, 2008. This has been corrected in the accompanying financial statements to present the gain on sale of land and building in other operating income. This correction resulted in a decrease in revenues of $1,495,000 and a corresponding increase in other operating income. There was no effect of this correction on net income or any other financial statement line items or on either basic or fully diluted income per share for the year ended December 31, 2008.

Principles of Consolidation

The consolidated financial statements of the Company include Coates Finance Management, LLC, its subsidiary, which is wholly owned for accounting and reporting purposes. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred.  Advertising expense amounted to $83,000 and $82,000 for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

Compensation expense relating to stock-based payments is recognized as an expense using the fair value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award.

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

Licensing Costs

Under the CSRV Licensing Agreement for the CSRV technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV system technology. Such costs are expensed as incurred.

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

We evaluate any uncertain tax positions for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. In the event recognition of an uncertain tax position is indicated, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This process of evaluating and estimating uncertain tax positions and tax benefits requires the consideration of many factors, which may require periodic adjustments and which may not accurately forecast actual outcomes. Interest and penalties related to any tax contingencies would be included in income tax expense.

Earnings (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the years ended December 31, 2009 and 2008. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 16, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

2. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with three financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation.

The Company’s operations are devoted to the development, application and marketing of the CSRV system technology which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder. Development efforts have been conducted continuously since such time.  From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued with respect to the CSRV system technology.  Since the inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates.  The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

The Company had been highly dependent on Well to Wire Energy, Inc. (“WWE”) for cash flows, revenues and profits. As discussed in more detail in Note 6, subsequent to year end, pursuant to an assignment agreement, Almont Energy Inc. (“Almont”) became the successor in interest to WWE with respect to a research and development agreement, an exclusive sub-licensing agreement covering the sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“CSRV Units”) for use in the oil and gas industry within the territory of Canada and the rights, subject to the provisions of a related escrow agreement, to an exclusive sub-licensing agreement covering the sale and distribution of CSRV Units for use in the oil and gas industry within the territory of the United States (the “Almont Agreements”) between the Company and WWE. At the end of December 31, 2009, WWE was obligated to the Company under the Almont Agreements for $6,847,000.  Subsequent to year end, the Company received additional payments of this amount from WWE and Almont aggregating $850,000. In connection with this assignment, Almont has assumed the obligation for the remaining balance of $5,997,000. In addition, Almont is also obligated to remit an additional $49 million toward the licensing fee provided for under the US License Agreement.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

4. INVENTORY

Inventory at December 31, consisted of the following:

	2009	2008
Raw materials	$390,000	$367,000
Work-in-process	32,000	32,000
Finished goods	240,000	240,000
Reserve for obsolescence	(151,000)	(151,000)
Total	$511,000	$488,000

5. INVESTMENT IN COATES FINANCE MANAGEMENT, LTD.

In October 2009, the Company entered into a joint venture (“JV”) arrangement with an independent third party for the purpose of undertaking a private offering of collateralized zero coupon bonds to institutional investors. The net proceeds were to be used for initial start up working capital and the costs to transition to large scale manufacturing operations.

The Company made a partial payment of $50,000 towards an engagement and services fee to its JV partner. A new entity, Coates Finance Management, LLC (“CFM”) was formed to carry out the objectives of the joint venture. The Company owns 90% of CFM; however, it will be allocated 100% of the JV entity’s profits and losses. This entity’s financial condition and results of operations have been consolidated into the accompanying financial statements for the year ended December 31, 2009. In March 2010, after careful consideration of this proposed undertaking, the board of directors concluded that the bond offering should not be further pursued and the Company terminated the joint venture arrangement. The Company is not obligated to incur any additional costs and there are no provisions for any penalties in connection with termination of the JV Agreement.

6. AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This sublicense provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement.

In 2008, the Company also entered into an escrow agreement with WWE that provides conditional rights to a second sublicense agreement between the Company and WWE for the territory of the United States (the “US License”). The US license has been deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee of $50 million.

The escrow agreement requires that WWE make a payment (“Release Payment”) to the Company equal to the remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. WWE has been making periodic nonrefundable payments to the Company to pay down the Release Payment including payments of $840,000 and $1,813,000 during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the remaining balance of the Release Payment was $6,847,000. Although WWE made an additional payment in January 2010 of $150,000, WWE has been unable to pay the Release Payment on a timely basis. This has delayed the Company’s plans to commence production of its CSRV Units.

Subsequent to year end, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy Inc. (“Almont”), a privately held, newly formed independent third party entity based in Alberta, Canada. In connection with the assignment, the Company waived all events of default by WWE under the Escrow Agreement. The Company also waived the provisions of the Escrow Agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to the Company in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

•
The Release Payment Date as defined in the Escrow Agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $6 million. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

•
Almont has also become obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. However, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition could be adversely affected.

The Canadian License

The Canadian License exclusively licenses within Canada the use of the Coates system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry. Additional provisions of the Canadian License agreement are as follows:

•	Licensee shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV system technology within Canada for use in the oil and gas industry.
•	Licensee will have a specified right of first refusal to market the electric power generators worldwide.
•
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Licensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  In the event Licensee fails to purchase the minimum 120 Coates generator engines during any year, Licensee will automatically lose its exclusivity. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the Coates generator engine in the territory of Canada.

•	Licensee shall not be required to pay any royalties to the Company as part of the agreements between the parties.
•	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

The US License

The US License will, upon Almont satisfying the Release Payment, grant to WWE the right to use, sell and lease Licensed Products manufactured by the Company, as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the oil and gas industry and landfills.

The manufacture of any Licensed Products by Licensee is prohibited.  Licensee is required to procure all internal combustion engines incorporating the CSRV Valve System from the Company or its designee. The license granted to Licensee is exclusive within the Territory, provided that Licensee satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates Engines and all component parts. The agreement also grants Licensee a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product in the oil and gas industry or landfill operations.

The business plan of Almont assumes the purchase of a substantial number of CSRV units over the next 5 years. Almont’s purchase of CSRV Units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV Units quantity contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

7. LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 license deposit received in prior years from WWE as a down payment on the Canadian License.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2009	2008
Land	$1,235,000	$-
Building	964,000	-
Building improvements	71,000	-
Machinery and equipment	522,000	522,000
Furniture and fixtures	39,000	39,000
	2,831,000	561,000
Less: Accumulated depreciation	(549,000)	(522,000)
Total	$2,282,000	$39,000

Depreciation expense amounted to $28,000 and $32,000 for the years ended December 31, 2009 and 2008, respectively.

 9. SECURITY DEPOSIT

Security deposit primarily consists of a deposit on the Company’s principal offices, warehouse and manufacturing facility pursuant to the sale/leaseback agreement. This security deposit was applied to the purchase price for the reacquisition of this property (See Note 10 and 11).

10. TERMINATION OF LEASE

In 2005, the Company entered into a sale/leaseback arrangement of the property which houses its headquarters and research and development facility.  In accordance with GAAP, this transaction was required to be accounted for under the lease finance method because the Company had a continuing interest in the property represented by an option to repurchase the property. This option lapsed unexercised in November 2008.  The monthly rental payments provided for by the lease agreement were being accounted for as interest expense, which amounted to $-0- and $358,000 in the accompanying statement of operations for the years ended December 31, 2009 and 2008, respectively.

The lapsing of this option in November 2008 required that subsequent monthly rent payments be accounted for as rent expense under an operating lease until the termination of the lease in June 2009. For the year ended December 31, 2009, the amount of monthly rent payments reported as rent expense amounted to $179,000. No rent expense was reported for the year ended December 31, 2008. In addition, the lapsing of this option required the recognition of the sale of the property and recognition of the gain on this sale of $2,474,000, of which $1,495,000 was recognized in 2008. The remaining portion of the gain was being recognized over the remaining life of the lease agreement of 36 months. However, in June 2009, the Company reacquired the property by submitting a winning bid at an auction of the property. The reacquisition of the property effectively terminated the lease. Accordingly, the entire remaining balance of the deferred gain on sale of land and building was recognized upon the closing. As a result, for the year ended December 31, 2009, the remaining $978,000 of this deferred gain was recognized and is included in gain from sale of land and building in the accompanying statement of operations for the year ended December 31, 2009.

The repurchase of the property was financed with a $1,750,000 mortgage loan which bears interest at 7.5% per annum, or $11,000 per month. Prior thereto, the monthly lease payments under the terminated operating lease were $32,500.

11. REPURCHASE OF LAND AND BUILDING

In June 2009, the Company reacquired the property which houses its headquarters and research and development facility by submitting a winning bid at an auction of the property. The total acquisition cost, which amounted to $2,199,000, was paid from the proceeds of a mortgage loan in the amount of $1,750,000 as more fully discussed in Note 12, application of a security deposit held by the seller of $195,000 and a cash payment of $254,000. The total purchase price was allocated $1,235,000 to the land and $964,000 to the building, based on the relative estimated fair values at the date of acquisition. The building is being depreciated on the straight-line basis over a period of 40 years.

12. MORTGAGE LOAN PAYABLE

In June 2009, the Company reacquired the land and building that serves as its headquarters and research and development facility for $2,199,000.  The purchase was funded in part from the proceeds of a $1,750,000 mortgage loan which bears interest at the rate of 7.5% per annum. Interest-only payments are required for the first year. Interest expense for the year ended December 31, 2009 on this mortgage amounted to $62,000. The initial term is for one year and the loan may be extended for one additional year at the option of the borrower, provided that the entire unpaid balance of the Release Payment due under the Escrow Agreement is paid during the first year of the mortgage loan; and, further provided that the Company receives at least $3 million of working capital or earns net income and generates positive cash flow of at least $1 million during the first year of the mortgage loan.  There can be no assurance that the Company will be able to satisfy the conditions to extend the maturity date under this option. In such an event, the Company would be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

Monthly payments during the second option year would be comprised of interest only, plus $2,100. The Company incurred $35,000 of expenses in connection with securing this mortgage loan. This amount, which is being amortized to interest expense over the initial one year term. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of five million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company has also deposited $100,000 into an interest-bearing interest reserve account with the lender, which cannot be drawn upon by the Company. The lender is entitled to withdraw the monthly interest payments due under the mortgage loan as they become due. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan with the lender.

13. LICENSING AGREEMENTS AND DEFERRED LICENSING COSTS

In April 2007, a prior license agreement with George J. Coates and Gregory Coates was amended and restated (the “Amended Coates License Agreement”). Under the Amended Coates License Agreement, George J. Coates and Gregory Coates granted to the Company an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV system technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with the Company. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined.

Under the Amended Coates License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property.

At December 31, 2009 and 2008, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $68,000 and $72,000, respectively. Amortization expense for the years ended December 31, 2009 and 2008 amounted to $4,000 and $4,000, respectively.

14. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31 are as follows:

	2009	2008
Legal and professional fees	$949,000	$885,000
Accrued compensation and benefits	147,000	146,000
General and administrative expenses	46,000	121,000
Accrued interest expense	28,000	3,000
Accrued liability for litigation settlement	-	93,000
Total	$1,170,000	$1,248,000

15. PROMISSORY NOTES TO RELATED PARTIES

In the October 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $100,000 from one of its directors and issued promissory notes which mature in July 2010. In the December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which matures in September 2010. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly. A transaction fee of $7,500 related to each promissory note is also payable at maturity. For accounting purposes, the transaction fees will be amortized to interest expense over the term of the promissory notes resulting in a combined effective annual rate of interest of approximately 28.7%. For the year ended December 31, 2009, interest expense on these promissory notes amounted to $11,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2009. In March 2009, the promissory note to the Coates Family Trust was prepaid in full, including accrued interest of $10,000.

16. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system under the ticker symbol COTE.

On September 15, 2008, the board of directors approved a plan, which expired on December 31, 2009, to repurchase up to 2 million shares of the Company’s outstanding common stock from time-to-time. This plan was not publicly announced in a tender offer or other notice for the purpose of identifying shareholders desirous of selling shares to the Company. In accordance with this plan, the following shares were purchased on the OTCBB through a stockbroker:
.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 2008	300,000	$0.30	-	-
Total	300,000	$0.30	-	-

During the years ended December 31, 2009 and 2008, the Company sold 556,521, and 15,000 registered shares of its common stock, respectively, under an equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $332,000 and $8,000, respectively. (See Note 19). There were no offering costs related to the sale of these shares.

During the year ended December 31, 2009, we sold, in a series of transactions, a total of 1,838,096 shares of our common stock, 885,713 warrants to purchase one share of our common stock at an exercise price of $0.35 per share and 333,333 warrants to purchase one share of our common stock at an exercise price of $0.30 per share in consideration for $610,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

The Company has reserved 28,973,490 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

Preferred Stock and anti-dilution rights

The Company is authorized to issue 100,000,000 new shares of preferred stock, par value, $0.001 per share (the “Preferred Stock”).  The Company may issue any class of the Preferred Stock in any series. The board of directors shall have authority to establish and designate series, and to fix the number of shares included in each such series and the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

In June 2009, the board of directors designated 25,000 shares of preferred stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

In June 2009, George J. Coates agreed to pledge his shares of common stock of the Company to the extent required by the lender and provide a personal guaranty as additional collateral for a mortgage loan in the amount of $1,750,000, the proceeds of which were used to finance a portion of the repurchase of the Company’s headquarters and research and development facility. In addition, he made a commitment to pledge additional shares of his common stock of the Company and give his personal guarantee, if required, in connection with (i) a working capital loan to fund the start up of production, and (ii) a mortgage loan to finance the possible acquisition of a manufacturing plant which the Company has been considering as part of its short term business plan. To date, the Company has not obtained such working capital loan nor acquired such manufacturing plant. In consideration of this pledge of Mr. Coates’ shares of common stock of the Company and his personal guaranty, the Company issued 10,000 shares of fully paid and non-assessable Series A Preferred Stock, $0.001 par value, and provided limited anti-dilution protection to Mr. Coates.

The issuance of these shares of Preferred Stock reduced the voting percentage of all other shareholders, but did not affect their rights with respect to any dividends and other distributions made by the Company and will have no affect on the earnings per share applicable to holders of common stock.

At the time of the issuance of these shares of Preferred Stock, the voting rights of the holders of the Company’s common stock were affected as follows:

Percentage of voting rights held:	George J. Coates	All Other Shareholders
As of December 31, 2009	75.91%	24.09%
After issuance of the Series A Preferred Stock	82.35%	17.65%

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

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock and the limited anti-dilution protection provided to Mr. Coates. The aggregate value of the Series A Preferred Stock and the limited anti-dilution protection amounted to $10,000. This amount was recorded as deferred financing costs and is being amortized to interest expense over the twelve month term of the related mortgage loan.

17. INCOME (LOSS) PER SHARE

At December 31, 2009, the Company had 3,373,490 shares of common stock potentially issuable upon assumed conversion of (i) $20,000 principal amount of a 10% convertible note into 44,444 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10, (iii) warrants to purchase 333,333 shares of common stock at a price per share of $0.30, (iv)  warrants to purchase 885,713 shares of common stock at a price per share of $0.35, (v) 1,700,000 vested stock options and 50,000 non-vested stock options to purchase shares of common stock at a price per share of $0.44, (vi) 100,000 non-vested stock options to purchase shares of common stock at a price per share of $0.43; and, (vii) 50,000 non-vested stock options to purchase shares of common stock at a price per share of $0.39.  For the year ended December 31, 2009, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in that year and the effect of including them in the calculation would have been anti-dilutive. For the year ended December 31, 2008, fully diluted earnings per share was determined by assuming that the 10% convertible note was converted into 44,444 shares of common stock and that the interest on such note during the period of $2,000 was not incurred. The potentially issuable shares related to the warrants and stock options were not included in fully diluted earnings per share because the effect of including them in the calculation would have been anti-dilutive.

18. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board of directors (the “Board”) in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

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

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the Board shall, as to outstanding awards (on the same basis or on different bases as the Board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the Board deems appropriate, the fair market value of which (as determined by the Board in its sole discretion) shall not materially differ from the fair market value of the shares of common stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the Board may, on the same basis or on different bases as the Board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the Board in its sole discretion) for the shares subject to such stock options over the exercise price thereof.  Unless otherwise determined by the Board (on the same basis or on different bases as the Board shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The Company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

The Board may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

The Board or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

In December 2009, options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.39 per share were granted to one of the Company’s directors. These options are scheduled to become vested in December 2010 and expire in December 2024.

In October 2009, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.43 per share were granted to two of the Company’s directors. These options are scheduled to become vested in October 2010 and expire in October 2024.

In January 2009, options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors. In July 2009, the board of directors cancelled all of these stock options. In accordance with GAAP, the cancellation of these stock options triggers the recording of the entire balance of the unrecognized stock-based compensation expense at the date of cancellation. Accordingly, the Company recorded stock-based compensation expense amounting to $460,000 in 2009 for these cancelled stock options.

No stock options were granted during the year ended December 31, 2008.

The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) in 2007 at an exercise price of $0.44 per share. These stock options expire in 2021 and 2022. The options vest equitably over a 3-4 year vesting period.

The Company also granted 25,000 four-year non-employee stock options to its corporate general counsel in 2007 at an exercise price of $0.44 per share. The fair value of these options is estimated on each balance sheet date for non-vested options and on the vesting date for vested options. These stock options vest over 4 years.

The weighted-average fair value of stock options granted during the year ended December 31, 2009 was $512,000. The weighted-average fair value of 568,334 and 568,333 stock options which vested during the years ended December 31, 2009 and 2008, respectively, was $227,000 and $227,000, respectively. The weighted-average fair value of 200,000 nonvested stock options at December 31, 2009 was $59,000. Total compensation cost related to nonvested stock options at December 31, 2009 that has not been recognized was $29,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 1.07 years.

For the years ended December 31, 2009 and 2008, the Company recorded non-cash stock-based compensation expense amounting to $557,000 and $217,000, respectively, relating to stock option grants. For the years ended December 31, 2009 and 2008, $123,000 and $162,000, respectively, of this amount is included in research and development expenses and $434,000 and $55,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

Stock options with an exercise price of $0.44 per share of common stock

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/08	$0.44	1,800,000	14	593,333	$0.44	$0.40
Vested	$0.44	-		568,333
Balance, 12/31/08	$0.44	1,800,000	13	1,161,666	$0.44	$0.40
Forfeitures	$0.44	(50,000)		(30,000)
Vested		-		568,334
Balance, 12/31/09	$0.44	1,750,000	12	1,700,000	$0.44	$0.40

Stock options with an exercise price of $0.43 per share of common stock

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/08	$0.43	-	-	-	$0.43
Granted	$0.43	100,000		-	$0.43	$0.272
Balance, 12/31/09	$0.43	100,000	15	-	$0.43

Stock options with an exercise price of $0.39 per share of common stock

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/08	$0.39	-	-	-	$0.39
Granted	$0.39	50,000		-	$0.39	$0.247
Balance, 12/31/09	$0.39	50,000	15	-	$0.39

No stock options were exercised, forfeited or expired during the years ended December 31, 2009 and 2008. The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

·	Historical stock price volatility	180%
·	Risk-free interest rate	2.20%-4.64%
·	Expected life (in years)	4
·	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
●
Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

●
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has no historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent black out periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

The same methodology and assumptions were utilized in estimating the fair value of non-employee stock options granted to the Company’s general corporate counsel, as discussed above.

The following table sets forth information with respect to stock options outstanding at December 31, 2009:

Name	Title	Number of Shares of Common Stock Underlying Stock Options		Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000	(1)	$0.44	10/23/2021
		50,000	(4)	$0.43	11/4/2024
Gregory Coates	Director and President, Technology Division	500,000	(1)	$0.44	10/23/2021
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000	(2)	$0.44	10/18/2021
Dr. Frank J. Adipietro	Non-employee Director	25,000	(3)	$0.44	3/28/2022
		50,000	(4)	$0.43	11/3/2024
Richard W. Evans	Non-employee Director	25,000	(3)	$0.44	3/28/2022
		50,000	(5)	$0.39	12/27/2024
Dr. Michael J. Suchar	Non-employee Director	25,000	(3)	$0.44	3/28/2022
Richard Whitworth	Non-employee Director	25,000	(3)	$0.44	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	(4)	$0.44	4/4/2022

(1) These stock options are fully vested.

(2) Three-fifths of these stock options are fully vested. The balance shall vest in two equal amounts on each of March 28, 2010 and 2011.

(3) Three-fifths of these stock options are fully vested. The balance shall vest in two equal amounts on each of April 4, 2010 and 2011.

(4) These options will fully vest on 11/4/2010.

(5) These options will fully vest on 12/27/2010.

19. INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD. AND REGISTRATION OF SECURITIES

In 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”), which expires in June 2010. Pursuant to this Agreement, the Investor has committed to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date. The Put Date shall be the date that the Investor receives a Put Notice of a draw down from the Company. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the Put Notice Date. There are Put restrictions applied on days between the Put Notice Date and the closing date with respect to that particular Put. During this time, the Company is not entitled to deliver another Put Notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each Put Notice.

In connection with this transaction, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC in June 2007. The Company shall have an ongoing obligation to register additional shares of its common stock as necessary underlying the draw downs. The Company also included in this registration statement, the registration of approximately 4,230,000 shares of common stock representing the 266,667 shares reserved for conversion of the 10% convertible notes (222,222 of which were converted in May 2007), 630,000 shares of common stock related to the stock and warrants issued in connection with a completed private placement of securities and 3,333,333 shares of common stock sold in April and May 2007.

During the years ended December 31, 2009 and 2008, the Company sold 556,521 and 15,000 shares of its common stock, respectively, under this equity line of credit and received proceeds of $332,000 and $8,000, respectively. The balance of this equity line of credit available for future drawdown at the option of the Company was $8,440,000 at December 31, 2009.

20. PLACEMENT AGENCY AGREEMENT WITH STONEGATE SECURITIES, INC.

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

Upon closing of a Placement, the Company is required to issue to Stonegate restricted shares of common stock of the Company in an amount that is equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  The number of such shares to be issued would be reduced by the 200,000 shares of common stock previously issued to Stonegate upon execution of this agreement.

The Company shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this Placement Agreement.

21. EMPLOYMENT AGREEMENTS

George J. Coates

In April 2007, the Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GJC Agreement, which became effective as of October 23, 2006, is for five years.  The GJC Agreement provides for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the board of directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  The GJC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also be provided with a $2 million life insurance policy and work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, the Company granted Mr. Coates 1,000,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GJC Agreement. The board of directors authorized an increase in April 2008, of Mr. Coates’ annual base compensation to $250,000.

Gregory Coates

In April 2007, the Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GC Agreement, which became effective as of October 23, 2006, is for five years.  The GC Agreement provides for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000, he will become eligible for an annual performance bonus, a company-provided automobile and a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, the Company granted Gregory Coates 500,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GC Agreement. The board of directors authorized an increase in April 2008, of Gregory Coates’ annual base compensation to $150,000.

Aggregate minimum payments under the employment agreements for George J. Coates and Gregory Coates are as follows:

Year Ending December 31,	Amount(1)
2010	$400,000
2011	333,000
Total	$733,000

(1)  The minimum payments under these employment agreements would increase to $550,000 per annum upon the Company achieving an adequate level of working capital, as defined in the employment agreements.

22. INCOME TAXES

Total deferred tax assets and valuation allowances are as follows at December 31:

	2009	2008

Current deferred tax asset - inventory reserve	$100,000	$100,000

Non-Current Deferred Tax Assets:
Net operating loss carryforwards	5,587,000	5,974,000
Deferred gain on sale of property	-	367,000
Accrued liabilities not paid	356,000	262,000
Stock-based compensation expense	475,000	252,000
Other	-	(5,000)
Total long-term deferred tax assets	6,418,000	6,850,000
Total deferred tax assets	6,518,000	6,950,000
Less: valuation allowance	(6,518,000)	(6,950,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31, are as follows:

	2009	2008

Federal tax provision (benefit) at the statutory rate	(34.0)%	34.0%
State income taxes, net of federal benefit	3.8	3.7
Gain on sale of property	(48.0)	(58.1)
Stock-based compensation expense	29.2	8.4
Net change in net operating loss carryforwards	(20.5)	0.0
Accrued liabilities not paid	12.3	7.4
Depreciation deduction for financial reporting purposes	0.0	0.7
Other	0.6	(0.2)
Valuation allowance	56.6	4.1
Effective tax rate	0.0%	0.0%

During the year ended December 31, 2008, the Company increased the deferred tax asset upon denial of the Company’s application for authority to sell its 2007 State of New Jersey net operating loss. At December 31, 2009, the Company had available, $15,773,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between December 31, 2010 and 2029. At December 31, 2009, the Company had available $3,731,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between December 31, 2026 and 2029. For the years ended December 31, 2009 and 2008, the valuation allowance decreased by ($432,000) and ($548,000), respectively.

No liability for unrecognized tax benefits was required to be reported at December 31, 2009 and 2008.  The Company has identified its federal tax return and state tax return in New Jersey as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2005 through 2009, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. For the years ended December 31, 2009 and 2008, there were no penalties and interest related to the Company’s income tax returns.

23. RELATED PARTY TRANSACTIONS

Coates Motorcycle Company, Ltd.

The Company had an approximately 30% ownership interest in Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV engine. George J. Coates, Gregory Coates and The Coates Family Trust collectively held the majority of the shares of common stock of Coates Motorcycle. In 2007, Coates Motorcycle disbursed all of its remaining cash, curtailed all of its operations and had been insolvent since that time. In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle was dissolved in July 2009. As the Company has not been engaged in any other activities with Coates Motorcycle and its investment in Coates Motorcycle had previously been written down to $-0-, this did not have any impact on the Company’s financial position or results of operations. For the years ended December 31, 2009 and 2008, Coates Motorcycle incurred losses of $44,000 and $90,000, respectively. The losses primarily resulted from the recording of stock-based compensation expense.

Issuance of Preferred Stock to George J. Coates

As more fully discussed in Note 15, in June 2009, George J. Coates agreed to pledge his shares of common stock of the Company to the extent required by the lender and provide a personal guaranty as additional collateral for a mortgage loan in the amount of $1,750,000, the proceeds of which were used to finance a portion of the repurchase of the Company’s headquarters and research and development facility. In addition, he made a commitment to pledge additional shares of his common stock of the Company and give his personal guarantee in connection with other potential financing transactions that may be entered into in the future. In consideration of this pledge of Mr. Coates’ shares of common stock of the Company and his personal guaranty, the Company issued 10,000 shares of fully paid and non-assessable Series A Preferred Stock, $0.001 par value, and provided limited anti-dilution protection to Mr. Coates.

Promissory Notes to Related Parties

As more fully discussed in Note 15, in October 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $100,000 from one of its directors and issued promissory notes which mature in July 2010. In the December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which matures in September 2010. For the year ended December 31, 2009, interest expense on these promissory notes which has not yet been paid, amounted to $11,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2009.

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the years ended December 31, 2009 and 2008, is summarized as follows:

	2009	2008

George J. Coates (a)	$286,000	$264,000
Gregory Coates (a)	166,000	140,000
Bernadette Coates	77,000	65,000

(a)	Includes compensation paid in 2009 and 2008 for vacation earned but not taken.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of $102,000 and $70,000 in 2009 and 2008, respectively.

24. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2009:

		Amount Due Within
	Total	2010	2011
Mortgage Loan Payable	$1,750,000	$1,750,000	$-
Employment Agreements(1)	733,000	400,000	333,000
Promissory Notes to Related Parties	300,000	300,000	-
Maturity of 10% Promissory Notes	20,000	20,000	-
Total	$2,803,000	$2,470,000	$333,000

(1)  The Company’s obligation under employment agreements would increase to $550,000 per annum for the period from October 18, 2009 through October 23, 2011, upon achieving an adequate level of working capital, as defined.

Total non-cash compensation cost related to nonvested stock options at December 31, 2009 that has not been recognized was $29,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 1.07 years.

25. LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session has been scheduled for April 8, 2010, and, if not successful, will continue on June 2, 2010. Should this matter not be resolved in mediation, trial is currently scheduled to commence on August 2, 2010. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of approximately $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying balance sheets.

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

26. NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, with the objective of reducing the complexity inherent in recognizing numerous sources of GAAP, the Financial Accounting Standards Board (“FASB”) changed the authoritative source of GAAP to a single new source, the FASB Accounting Standards CodificationTM (“ASC”).  The Company has adopted this change, and, accordingly, disclosure of changes in accounting standards are based on the applicable sections of the ASC.

In May 2009, the FASB issued an update to the principles and disclosure requirements for subsequent events which has been adopted by the Company. This update requires that subsequent events occurring between the balance sheet date and the date the financial statements are issued be evaluated to determine if disclosure should be made in the notes to the financial statements. This update also describes the circumstances under which subsequent events should be recognized in financial statements and the disclosure requirements for subsequent events.

27. SUBSEQUENT EVENTS

Partial payment of the Release Payment received from WWE

In January 2010, the Company received an additional partial payment of the Release Payment under the escrow agreement from WWE of $150,000. This amount was recorded as revenue from research and development for the first quarter of 2010.

Assignment of Agreements with WWE to Almont

As more fully discussed in Note 6, subsequent to year end, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont, a privately held, newly formed independent third party entity based in Alberta, Canada. Almont made two additional partial payments of the Release Payment to the Company in February 2010 totaling $700,000 as a prerequisite condition to its consent to the assignment. This amount was recorded as revenue from research and development for the first quarter of 2010.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

•
The Release Payment Date as defined in the Escrow Agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $6 million. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

•
Almont has also become obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License Fee is paid in full. However, in any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition could be adversely affected.

Deposit on First Shipment of CSRV Units

In March 2010, the Company received a $200,000 deposit from Almont for an initial order of three engines expected to be ready for shipment in April 2010. Almont will deliver and install these units.

Termination of Joint Venture Arrangement

In March 2010, after careful consideration, the board of directors concluded that its joint venture formed for the purpose of undertaking an offering of collateralized zero coupon bonds should not be further pursued and the Company terminated its joint venture arrangement. The Company is not obligated to incur any additional costs and there are no provisions for any penalties in connection with termination of the JV Agreement.

Issuance of Shares of Preferred Stock

In February 2010, the board of directors agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company (representing 40,010,000 voting shares) to George J. Coates in order to restore the original percentage of all votes originally held by the Coates Family at January 1, 2005. The Coates Family shareholdings have been diluted as a result of various issuances of new shares of stock in connection with raises of new equity capital during the period from January 1, 2009 to February 12, 2010. As a result, they have requested that as a prerequisite condition to issuing any further shares to new investors and/or lenders, that George J. Coates be awarded shares of the super-majority voting shares of the Company’s Series A Preferred Stock, $0.001 par value per share in order to restore its original percentage of all votes that it held at January 1, 2005. The Series A Preferred Stock does not share in any dividends or any other distributions and does not have any liquidation rights.

In order to enable the Company to raise urgently needed working capital, the board of directors deemed it advisable and consented to authorize the issuance of additional shares of Series A Preferred Stock to the George J. Coates to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock (except that no Series A Preferred Stock shall be issued to George J. Coates to restore the Coates Family voting percentage in connection with any new shares of common stock issued upon sale or conversion of the Company’s securities issued pursuant to public offerings by the Company).

The issuance of shares of Series A Preferred Stock to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, based on 275,919,661 shares of common stock outstanding on the date of issuance, the voting rights of the holders of the Company’s common stock were affected as follows:

Percentage of voting rights held:	George J. Coates	All other shareholders
As of February 12, 2010	85. 73%	14.23%

Immediately after issuance of the Series A Preferred Stock	87.11%	12.89%