Form 10-Q
period 2010-03-31
COATES INTERNATIONAL LTD \DE\
filed 2010-05-12
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 OR

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

Large accelerated filer ☐	Accelerated filer Non-accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

As of May 10, 2010, 275,506,253 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2010

Coates International, Ltd.
Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$579,877	$252,902
Interest reserve account - restricted	101,087	100,813
Inventory, net	389,102	511,189
Deferred financing costs	7,292	16,042
Total Current Assets	1,077,358	880,946
Property, plant and equipment, net	2,510,456	2,282,105
Deferred licensing costs, net	67,079	68,149
Total Assets	$3,654,893	$3,231,200

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accounts payable and accrued liabilities	$1,037,002	$1,169,518
Due to related party	-	12,500
Unearned revenue	200,000	-
Promissory notes to related parties	200,000	300,000
Mortgage loan payable	1,750,000	1,750,000
10% Convertible note	10,000	20,000
Total Current Liabilities	3,197,002	3,252,018
License deposits	375,000	375,000
Total Liabilities	3,572,002	3,627,018

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 14,001 shares issued and outstanding at March 31, 2010 and 10,000 shares issued and outstanding at December 31, 2009	14	10
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 275,506,263 and 275,496,253 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	27,551	27,550
Additional paid-in capital	22,257,893	22,231,753
Accumulated deficit	(22,202,567)	(22,655,131)
Total Stockholders' Equity (Deficiency)	82,891	(395,818)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,654,893	$3,231,200

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(Restated)

Revenue from research and development	$850,000	$215,000

Expenses
Research and development costs	-	158,868
General and administrative expenses	320,680	610,108
Depreciation and amortization	15,120	4,157
	335,800	773,133
Other Operating Income (Expense):
Gain on sale of real estate	-	83,862
Income (Loss) from Operations	514,200	(474,271)
Interest expense, net	(61,636)	(359)
(Loss) Income Before Income Taxes	452,564	(474,630)
Provision for income taxes	-	-
Net (Loss) Income	$452,564	$(474,630)

Basic net (loss) income per share	$-	$-
Basic weighted average shares outstanding	275,505,697	273,346,411
Diluted net (loss) income per share	$-	$-
Diluted weighted average shares outstanding	275,616,172	273,346,411

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities	$433,330	$(479,681)

Cash Flows from Investing Activities:
Deposit on land and building	-	(218,697)
Net Cash Used in Investing Activities	-	(218,697)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	(100,000)	-
Repayment of 10% convertible note	(10,000)	-
Issuance of common stock and warrants	3,645	260,000
Net Cash Provided by (Used in) Financing Activities	(106,355)	260,000

Net Increase (Decrease) in Cash	326,975	(438,378)
Cash, beginning of year	252,902	721,952
Cash, end of year	$579,877	$283,574

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$45,036	$-

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulation of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the quarterly reports on Form 10-Q for the quarters ended September 30, 2009, June 30, 2009 and March 31, 2009.

Although the Company generated net income for the three month period ended March 31, 2010 of $453,000, it has incurred substantial net losses while engaging primarily in research and development. As of March 31, 2010, the Company had accumulated losses of ($22,203,000) and had negative working capital of ($2,120,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The doubt about the Company’s ability to continue to operate as a going concern has existed for a number of years. Management has been successful in raising new working capital throughout that time to enable the Company to continue as a going concern and, although management cannot provide assurances that it can be successful, management believes that it can continue to do so in the future. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to manufacturing an initial shipment of natural gas fueled industrial electric power Coates Spherical Rotary Valve (“CSRV”) engine generators, enter the production phase of its operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover the general and administrative expenses in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital.  During the three months ended March 31, 2010, the Company received $850,000 from research and development fees and a $200,000 initial deposit toward the first shipment of natural gas industrial electric power CSRV engine generators. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       ACCOUNTING POLICIES

Basis of Presentation

Certain amounts included in the accompanying financials statements for the three months ended March 31, 2009 have been reclassified in order to make them comparable to the amounts presented for the year ended March 31, 2010.

The gain on sale of land and building, which is more fully discussed in Note 9, amounting to $84,000 for the three months ended March 31, 2009, was improperly presented along with revenue from research and development in the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2009. This has been corrected in the accompanying financial statements to present the gain on sale of land and building in other operating income. This correction resulted in a decrease in revenues of $84,000 and a corresponding increase in other operating income. There was no effect of this correction on net income or any other financial statement line items or on either basic or fully diluted income per share for the three months ended March 31, 2009.

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income (loss) per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 14, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

2.           CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with three financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation. The Company also maintains a $100,000 cash balance with the Anglo-Irish Bank of Ireland which is currently insured by the government of Ireland until September 2010. The Anglo-Irish Bank was downgraded twice in 2009 by internationally-recognized rating agencies; however, the lower rating continues to be in the “investment grade” category as defined by those agencies. Recent reports have raised questions about the financial stability of a number of countries in Europe, including Ireland.

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

The Company had been highly dependent on Well to Wire Energy, Inc. (“WWE”) for cash flows, revenues and profits. As discussed in more detail in Note 3, during the first quarter of 2010, pursuant to an assignment agreement, Almont Energy, Inc. (“Almont”) became the successor in interest to WWE with respect to a research and development agreement, an exclusive sub-licensing agreement covering the sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“CSRV Units”) for use in the territory of Canada and the rights, subject to the provisions of a related escrow agreement, to an exclusive sub-licensing agreement covering the sale and distribution of CSRV Units for use within the territory of the United States (the “Almont Agreements”) between the Company and WWE. At March 31, 2010, Almont was obligated to the Company under the Almont Agreements for $5,997,000.  In addition, Almont is also obligated to remit an additional $49 million toward the licensing fee provided for under the US License Agreement.

3.           AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This sublicense provided for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement.

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

The escrow agreement required that WWE make payment (the “Release Payment”) to the Company equal to the remaining unpaid balance of licensing fee for by the Canadian License, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. WWE had been making periodic nonrefundable payments to the Company to pay down the Release Payment.

During the first quarter of 2010, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont, a privately held, newly formed independent third party entity based in Alberta, Canada. In connection with the assignment, the Company waived all events of default by WWE under the escrow agreement. The Company also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to the Company in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

●
The Release Payment Date as defined in the escrow agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was $5,997,000. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

●	Licensee shall have the exclusive right to use, lease and sell electric power generators that designed with the CSRV system technology within Canada.

●	Licensee will have a specified right of first refusal to market the electric power generators worldwide.

●	Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Licensee in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per generator shall be $159,000. In the event Licensee fails to purchase the minimum 120 Coates generator engines during any year, Licensee will automatically lose its exclusivity. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

●	Licensee shall not be required to pay any royalties to the Company as part of the agreements between the parties.

●	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

The US License

The US License will, upon Almont satisfying the Release Payment, grant to Almont the right to use, sell and lease Licensed Products manufactured by the Company, as the power source for the generation of electrical energy.  Licensed Products consist of CSRV Engines, CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres and CSRV Valve Components for use in electric power generation applications.

The manufacture of any Licensed Products by Licensee is prohibited.  Licensee is required to procure all internal combustion engines incorporating the CSRV system technology from the Company or its designee. The license granted to Licensee is exclusive within the Territory, provided that Licensee satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates Engines and all component parts. The agreement also grants Licensee a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Product.

The business plan of Almont assumes the purchase of a substantial number of CSRV units over the next 5 years. Almont’s purchase of CSRV Units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV Units contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

4.           INVESTMENT IN COATES FINANCE MANAGEMENT, LTD.

In October 2009, the Company entered into a joint venture (“JV”) arrangement with an independent third party for the purpose of undertaking a private offering of collateralized zero coupon bonds to institutional investors. A new entity, Coates Finance Management, LLC (“CFM”) was formed to carry out the objectives of the joint venture. The Company owned 90% of CFM; however, 100% of the JV entity’s profits and losses were to be allocated to the Company. This entity was being accounted for as a consolidated subsidiary.

In March 2010, after careful consideration of this proposed undertaking, the Company’s board of directors (the “Board”) concluded that the bond offering should not be further pursued and the Company terminated the joint venture arrangement. The Company was not obligated to incur any additional costs and there are no provisions for any penalties in connection with termination of the JV Agreement. As of the effectiveness of the termination of this Joint Venture, the accounting for CFM as a consolidated subsidiary ceased.

5.           INVENTORY

Inventory was comprised of the following:

	March 31, 2010	December 31, 2009
Raw materials	$474,000	$390,000
Work-in-process	66,000	32,000
Finished goods	-	240,000
Reserve for obsolescence	(151,000)	(151,000)
Total	$389,000	$511,000

In March 2010, the Company decided to utilize two natural gas industrial electric power CSRV engine generators, previously included in finished goods inventory at a carrying value of $240,000, as demonstration units rather than continue to hold these units for sale. The two units are included in machinery and equipment in the accompanying balance sheet at March 31, 2010 and are being depreciated over an estimated useful life of five years.

6.           REPURCHASE OF LAND AND BUILDING

In June 2009, the Company reacquired the property which houses its headquarters, warehouse and research and development facility by submitting a winning bid at an auction of the property. The total acquisition cost, which amounted to $2,199,000, was paid from the proceeds of a mortgage loan in the amount of $1,750,000 as more fully discussed in Note 8, application of a security deposit held by the seller of $195,000 and a cash payment of $254,000. The total purchase price was allocated $1,235,000 to the land and $964,000 to the building, based on the relative estimated fair values at the date of acquisition. The building is being depreciated on the straight-line basis over a period of 40 years.

The mortgage loan bears interest at 7.5% per annum, or $11,000 per month. Prior thereto, the Company was obligated under a sale/leaseback agreement which provided for monthly payments $32,500. This agreement was effectively terminated upon the closing of the reacquisition of the property. For the three month periods ended March 31, 2010 and 2009, rent expense amounted to $-0- and $98,000, respectively.

7.          PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment was comprised of the following:

	March 31, 2010	December 31, 2009
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	71,000	71,000
Machinery and equipment	764,000	522,000
Furniture and fixtures	39,000	39,000
Less: Accumulated depreciation	(563,000)	(549,000)
Total	$2,510,000	$2,282,000

8.               MORTGAGE LOAN PAYABLE

The Company has a $1,750,000 mortgage loan on the land and building that serves as its headquarters, warehouse and research and development facility which bears interest at the rate of 7.5% per annum. Interest-only payments are required for the first year. The initial term is for one year and the loan may be extended for one additional year at the option of the borrower, provided that the entire unpaid balance of the Release Payment due from Almont is paid during the first year of the mortgage loan; and, further provided that the Company receives at least $3 million of working capital or earns net income and generates positive cash flow of at least $1 million during the first year of the mortgage loan.  Monthly payments during the second year are comprised of interest only, plus $2,100. The Company incurred $35,000 of expenses in connection with securing this mortgage loan. This amount, net of periodic amortization, is included in deferred financing costs in the accompanying balance sheet as of March 31, 2010. This amount is being amortized to interest expense over the initial one year term. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company has also deposited $100,000 into an interest-bearing interest reserve account with the lender, which cannot be drawn upon by the Company. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender.

At this time, it does not appear likely that the Company will be able to satisfy all of the conditions for exercising the option to extend the maturity of this mortgage loan for an additional year. However, the Company has recently begun the process of negotiating an extension of this mortgage loan. There can be no assurance that the Company will be successful in extending the mortgage loan or securing alternate financing for this property. In the event the Company is not successful, there could be a material adverse impact on its financial condition and results of operations.

9.           GAIN ON SALE OF LAND AND BUILDING

In 2005, the Company entered into a sale/leaseback agreement for the land and building that serves as its headquarters, warehouse and research and development facility. The sale of the property and resulting gain from this transaction was required to be deferred for accounting purposes because the sale/leaseback agreement contained an option to buy back the property.  This option lapsed unexercised in November 2008 which then triggered the recognition of the sale of the property and recognition of the gain on this sale of $2,474,000, of which $1,467,000 was recognized in 2008. The remaining portion of the gain was being recognized over the remaining life of the lease agreement. For the three months ended March 31, 2010 and 2009, $-0- and $84,000, respectively of this deferred gain was recognized and is included in gain from sale of land and building in the accompanying statement of operations for the three months ended March 31, 2009.

10          10% CONVERTIBLE NOTE

The Convertible Note, which is held by one of our directors, is convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. In March 2010, $10,000 principal amount of this convertible note was repaid along with accrued interest thereon of $3,000. The Company has reserved 22,222 shares of its common stock for conversion of the balance of this note.

11.          PROMISSORY NOTES TO RELATED PARTIES

In the October 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $100,000 from one of its directors and issued promissory notes which mature in July 2010. In the December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which matures in September 2010. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly. A transaction fee of $7,500 related to each promissory note is also payable at maturity. For accounting purposes, the transaction fees are being amortized to interest expense over the term of the promissory notes resulting in a combined effective annual rate of interest of approximately 28.7%. In March 2010, the promissory note to the Coates Family Trust was prepaid in full, including accrued interest of $10,000. For the three months ended March 31, 2010, interest expense on these promissory notes amounted to $19,000. At March 31, 2010, unpaid accrued interest on these promissory notes amounting to $20,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet.

12.          CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at March 31, 2010:

	Amount Due Within
	Total	2010	2011
Mortgage Loan Payable(1)	$1,750,000	$1,750,000	$-
Employment Agreements(2)	633,000	300,000	333,000
Promissory Notes to Related Parties	200,000	200,000	-
10% Convertible Note	10,000	10,000	-
Total	$2,593,000	$2,260,000	$333,000

(1)	The mortgage loan payable, which matures in June 2010, provides for an option to extend the maturity for one additional year at the Company’s option, provided that the entire unpaid balance of the Release Payment due from Almont is paid during the first year of the mortgage loan; and, further provided that the Company receives at least $3 million of working capital; or earns net income and generates positive cash flow of at least $1 million during the first year of the mortgage loan.
(2)	The Company’s obligation under employment agreements would increase to $550,000 per year through October 23, 2011, upon the Company’s achievement of an adequate level of working capital, as defined.

13.          COMMON STOCK

In the first quarter of 2010, the Company sold 10,000 registered shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $4,000 which were used for working capital purposes (See Note 15.)

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

14.          PREFERRED STOCK AND ANTI-DILUTION RIGHTS

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

In February 2010, the Board agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company (representing 40,010,000 voting shares) to George J. Coates in order to restore the original percentage of all votes originally held by the Coates Family at January 1, 2005. The Coates Family shareholdings had been diluted as a result of various issuances of new shares of stock in connection with raises of new equity capital during the period from January 1, 2009 to February 12, 2010. As a result, they have requested that as a prerequisite condition to issuing any further shares to new investors and/or lenders, that George J. Coates be awarded shares of the super-majority voting shares of the Company’s Series A Preferred Stock, $0.001 par value per share in order to restore its original percentage of all votes that it held at January 1, 2005.

In order to enable the Company to raise urgently needed working capital, the Board deemed it advisable and consented to authorize the issuance of additional shares of Series A Preferred Stock to the George J. Coates to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock (except that no Series A Preferred Stock shall be issued to George J. Coates to restore the Coates Family voting percentage in connection with any new shares of common stock issued upon sale or conversion of the Company’s securities issued pursuant to public offerings by the Company).

The issuance of shares of Series A Preferred Stock to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, based on 275,506,253 shares of common stock outstanding on the date of issuance, the voting rights of the holders of the Company’s common stock were affected as follows:

Percentage of voting rights held:	George J. Coates	All other shareholders
As of February 12, 2010	85. 73%	14.23%

Immediately after issuance of the Series A Preferred Stock	87.11%	12.89%

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. The aggregate value of the Series A Preferred Stock provided to Mr. Coates in 2010 amounted to $10,000. This amount, which was recorded as compensation expense, is included in general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2010. The aggregate value of the Series A Preferred Stock and the limited anti-dilution protection provided to Mr. Coates in 2009 amounted to $10,000. This amount was included in deferred financing costs and is being amortized to expense over the one year term of the mortgage loan discussed in Note 8.

15.          INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD.   AND REGISTRATION OF SECURITIES

In 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”), which expires in June 2010. Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of the Company’s common stock. The amount that the Company shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date. The Put Date shall be the date that the Investor receives a Put Notice of a draw down from the Company. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the Put Notice Date. There are Put restrictions applied on days between the Put Notice Date and the closing date with respect to that particular Put. During this time, the Company is not entitled to deliver another Put Notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is priced below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each Put Notice.

In connection with this transaction, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement. This registration statement was declared effective by the SEC in June 2007. The Company shall have an ongoing obligation to register additional shares of its common stock as necessary underlying the draw downs. The Company also included in this registration statement, the registration of approximately 4,230,000 shares of common stock representing the 22,222 shares reserved for conversion of the 10% convertible note, 630,000 shares of common stock related to the stock and warrants issued in connection with a completed private placement of securities and 3,333,333 shares of common stock sold in April and May 2007.

During the three months ended March 31, 2010, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $4,000. No shares of common stock were sold during three months ended March 31, 2009. The balance of this equity line of credit available for future drawdown at the option of the Company was $8,440,000 at March 31, 2010.

16.          UNEARNED REVENUE

The Company received a $200,000 deposit from Almont and a firm purchase order for the first shipment of natural gas fueled electric power CSRV engine generators. This amount, which will be recognized as revenue upon shipment of the generators, is included in unearned revenue in the accompanying balance sheet at March 31, 2010.

17.           EARNINGS (LOSS) PER SHARE

At March 31, 2010, the Company had 3,351,268 shares of common stock potentially issuable upon assumed conversion of (i) $10,000 principal amount of a 10% convertible note into 22,222 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10, (iii) warrants to purchase 333,333 shares of common stock at a price per share of $0.30 and warrants to purchase 885,713 shares of common stock at a price per share of $0.35 and (iv) 1,700,000 vested stock options to purchase shares of common stock at a price per share of $0.44, 50,000 non-vested stock options to purchase shares of common stock at a price per share of $0.44, 100,000 non-vested stock to purchase shares of common stock at a price per share of $0.43 and 50,000 non-vested stock to purchase shares of common stock at a price per share of $0.39.

For the three months ended March 31, 2010, the following presents the adjustments made to net income and the weighted average number of shares outstanding in determining diluted earnings per share presented in the statement of operations:

Basic Net Income	$453,000
Interest on 10% Convertible Note	-
Diluted Net Income	$453,000

Basic Weighted Average Number of Shares Outstanding	275,505,697
10% Convertible Note	22,222
Warrants	88,253
Diluted Weighted Average Number of Shares Outstanding	275,616,172

For the three months ended March 31, 2009, no potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in that period and the effect of including them in the calculation would have been anti-dilutive.

18.          STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

The Stock Plan is administered by the Board and the Compensation Committee.  Subject to the provisions of the Stock Plan, the Board and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock or by any other method approved by the Board or Compensation Committee.  Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

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

No stock options were granted during the three months ended March 31, 2010.  In January 2009, options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors. In July 2009, the board of directors cancelled all of these stock options.

The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) in 2007 at an exercise price of $0.44 per share. These stock options expire in 2021 and 2022. The options vest equitably over a 3-4 year vesting period.

The Company also granted 25,000 non-employee stock options to its corporate general counsel in 2007 at an exercise price of $0.44 per share. The fair value of these options is estimated on each balance sheet date for non-vested options and on the vesting date for vested options. These stock options vest over 4 years.

No stock options vested during the three month periods ended March 31, 2010 and 2009. The weighted-average fair value of 200,000 nonvested stock options at March 31, 2010 was $59,000. Total compensation cost related to nonvested stock options at March 31, 2010 that has not been recognized was $18,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately ten months.

For the three months ended March 31, 2010 and 2009, the Company recorded non-cash stock-based compensation expense amounting to $12,500 and $122,000, respectively, relating to stock options. For the three months ended March 31, 2010 and 2009, $-0- and $73,000, respectively, of this amount is included in research and development expenses and $12,500 and $49,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

Stock options with an exercise price of $0.44 per share of common stock

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.44	1,800,000	14	1,161,666	$0.44	$0.40
Vested	$0.44	-		568,334
Forfeitures	$0.44	(50,000)		(30,000)
Balance, 12/31/09	$0.44	1,750,000	13	1,700,000	$0.44	$0.40
Vested		-		-
Balance, 3/31/10	$0.44	1,750,000	12	1,700,000	$0.44	$0.40

Stock options with an exercise price of $0.43 per share of common stock

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.43	-	-	-	$0.43
Granted	0.43	100,000		-	0.43	$0.272
Balance, 12/31/09	0.43	100,000	15	-	0.43
Vested		-		-
Balance, 3/31/10	$0.43	100,000	15	-	$0.43

Stock options with an exercise price of $0.39 per share of common stock:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.39	-	-	-	$0.39
Granted	0.39	50,000		-	0.39	$0.247
Balance, 12/31/09	0.39	50,000	15	-	0.39
Vested		-		-
Balance, 3/31/10	$0.39	50,000	15	-	$0.39

No stock options were exercised, forfeited or expired during the three months ended March 31, 2010. The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

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

19.          INCOME TAXES

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

Deferred tax assets decreased by ($167,000) for the three months ended March 31, 2010. Deferred tax assets increased by $97,000 for the three months ended March 31, 2009. These amounts were fully offset by a corresponding increase or decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2010 and 2009.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2005 through 2009, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. For the three months ended March 31, 2010 and 2009, there were no penalties or interest related to the Company’s income tax returns.

20.          RELATED PARTY TRANSACTIONS

Coates Motorcycle Company, Ltd.

The Company had an approximately 30% ownership interest in Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV system technology. George J. Coates, Gregory Coates and The Coates Family Trust collectively held the majority of the shares of common stock of Coates Motorcycle. In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle was dissolved in July 2009. As the Company has not been engaged in any other activities with Coates Motorcycle and its investment in Coates Motorcycle had previously been written down to $-0-, this did not have any impact on the Company’s financial position or results of operations. For the three months ended March 31, 2009, Coates Motorcycle incurred a loss of $22,000. The losses primarily resulted from the recording of stock-based compensation expense.

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended March 31,
	2010	2009

George J. Coates	$104,000	$64,000
Gregory Coates	52,000	40,000
Bernadette Coates	18,000	19,000

Included in the above amounts is compensation paid to George J. Coates and Gregory Coates for vacation earned but not taken during the prior calendar year. Also included in compensation paid to George J. Coates during the three months ended March 31, 2010 is $10,000 representing the estimated fair value of 4,001 shares of Series A Preferred Stock awarded, as more fully discussed in Note 14.

Other

Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $22,000 and $24,000 during the three months ended March 31, 2010 and 2009, respectively.

As discussed in Note 13, during the three months ended March 31, 2009, the Company sold 838,096 shares of its common stock, 333,333 warrants to purchase one share of its common stock at an exercise price of $0.30 per share and 85,714 warrants to purchase one share of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000.

21.          LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session was held on April 20, 2010, which was not successful. This matter is likely to proceed to trial on August 2, 2010. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying balance sheets.

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

On March 31, 2010, one of the Company’s vendors notified the Company of its contention that it is owed $160,000 for services rendered in 2007, plus accrued interest through March 31, 2010, of $86,000. The Company has paid such vendor for all services rendered and billed through the date that the vendor stopped providing services. The vendor asserts that it is entitled to compensation for the additional services that have never been provided to the Company. There is no written documentation to support the vendor’s assertion. The Company believes there is no basis in fact to support this assertion and that it is not likely that the vendor can be successful in prevailing in its position. Accordingly, no amount has been recorded for this liability and the Company does not intend to make any further payments to this vendor.

The Company is not a party to any other litigation that is material to its business.

22.          RECENTLY ISSUED ACCOUNTING STANDARD

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issued Task Force”. This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions. In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition. This standard becomes effective for fiscal periods beginning after June 15, 2010 and early adoption is permitted. Management does not believe that adoption of this standard will have a material effect on the Company's financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, current dependence on our agreements with Almont Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International, Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV”) system technology. We believe that the CSRV system technology delivers significant competitive advantages over conventional internal combustion engines, including substantial improvement in fuel efficiency, a substantial reduction in harmful emissions and longer intervals between scheduled engine maintenance. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, a 35 KW synchronous residential generator and a high performance racing car engine.  We have been developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.  This includes searching for the optimal manufacturing facility based on location, shipping logistics and quality of the labor pool suitable for large scale manufacturing.  We continue to actively seek out new sources of working capital to fund our plans for the commencement of manufacturing activities.

We may also conduct new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and are planning to manufacture engines and/or license the technology to third party Original Equipment Manufacturers (“OEMs”) for multiple other applications and uses. We believe the CSRV system technology has wide applicability to products of all types powered by internal combustion engines.

Initially, we intend to sell the electric power engine generators to Almont Energy, Inc., (“Almont”) the successor in interest to Well to Wire Energy, Inc. (“WWE”) with respect to (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, recently formed independent third party entity based in Alberta, Canada. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Units quantity contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the Escrow Agreement Release Payment and US Licensing fees and positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

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

Agreements with Well to Wire Energy, Inc. Assigned to Almont Energy, Inc.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This sublicense provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement.

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

The escrow agreement requires that WWE make a payment (“Release Payment”) to the Company equal to the remaining unpaid balance of the licensing fee for the Canadian License, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. During the three months ending March 31, 2010 and 2009, WWE made Release Payments to us totaling $150,000 and $215,000, respectively.

During the first quarter of 2010, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy Inc. (“Almont”), a privately held, newly formed independent third party entity based in Alberta, Canada. In connection with the assignment, the Company waived all events of default by WWE under the escrow agreement. The Company also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to the Company in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

●
The Release Payment Date as defined in the escrow agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $5,997,000. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the Coates system technology for industrial engine generators to be fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

●	Licensee shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV system technology within Canada.

●	Licensee will have a specified right of first refusal to market the electric power generators worldwide.

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

●	Licensee shall not be required to pay any royalties to the Company as part of the agreements between the parties.

●	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

The US License

The US License will, upon Almont satisfying the Release Payment, grant to WWE the right to use, sell and lease Licensed Products manufactured by the Company, as the power source for the generation of electrical energy.  Licensed Products consist of CSRV Engines, CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres and CSRV Valve Components for use in electric power generation applications.

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

The business plan of Almont assumes the purchase of a substantial number of CSRV units over the next 5 years. Almont’s purchase of CSRV Units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV Units contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

There are a number of inherent risks associated with achieving this level of revenues over the next five years, including:

●
Although we intend to pursue numerous other opportunities to generate revenues from production of internal combustion engines incorporating the CSRV system technology and/or licensing of this technology to original equipment manufacturers, until we are able to enter into definitive agreements with new customers, our revenues will be concentrated with a single customer, Almont.  Almont will be required to remit periodic installments of the Release Payment due us under the escrow agreement.

●
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

Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 (All amounts rounded to thousands of dollars)

In the first quarter of 2010, we primarily focused on potential opportunities to raise additional working capital and began preparation for manufacturing of our first shipment of engines to Almont. Actual manufacturing did commence early in the second quarter. We did not undertake research and development activities during this period. As a result, there was a corresponding increase in compensation costs allocated to general and administrative expenses and no research and development expenses in this quarter. We did not incur any manufacturing costs in the first quarter.

Revenue from research and development was $850,000 and $215,000 during the three month periods ended March 31, 2010 and 2009, respectively.   The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our escrow agreement with Almont, and prior thereto, with WWE, established in connection with our licensing and research and development agreements.

Research and development expenses in connection with developing other commercially viable applications of the CSRV system technology to internal combustion engines were $-0- and $159,000 for the three months ended March 31, 2010 and 2009, respectively. There were no research and development expenses in the 2010 period because we devoted almost all of our time during this period towards seeking out new sources of working capital and preparation for manufacturing of our first shipment of engines to Almont. Included in research and development expenses for the three months ended March 31, 2009 were $84,000 of allocated compensation and benefits, $73,000 of stock-based compensation expense and other expenses of $2,000.

General and administrative expenses decreased to $321,000 for the three months ended March 31, 2010 from $610,000 in the corresponding period in 2009. This net decrease of $289,000 primarily resulted from the following: A reduction of $240,000 in legal and professional fees, a reduction of rent expense to $-0- from $98,000 due to the effective termination of our lease agreement in June 2009 upon the reacquisition of the property that serves as our headquarters, warehouse and research and development facility, an $18,000  reduction in travel and entertainment expenses, an $18,000 decrease in marketing expenses and an $18,000 reduction in printing expenses.  These decreases in general and administrative expenses were partially offset by compensation and benefits which increased by $107,000, largely because none of the compensation and benefits expenses were allocated to research and development expenses in 2010. In the comparable period in 2009, $84,000 of compensation and benefits expenses were allocated to research and development expenses. Other offsetting factors included an increase in patent maintenance expenses of $19,000, an increase in building expenses of approximately $7,000 and an increase in investor relations costs of approximately $6,000.

Depreciation and amortization amounted to $15,000 from $4,000 for the three months ended March 31, 2010 and 2009, respectively. The increase primarily resulted from the reacquisition in June 2009 and commencement of depreciation of the property that serves as our headquarters, warehouse and research and development facility.

Other operating income included the recognition of a portion on the gain on sale of the land and building which serves as our worldwide headquarters, warehouse and research and development facility. This gain resulted from a sale/leaseback transaction we entered into in 2005. The conditions for recognizing this gain were first satisfied in November 2008, upon which the deferred gain began to be recognized over the remaining life of the sale/leaseback agreement. This agreement was effectively terminated in June 2009 upon reacquisition of this property.

Interest expense, net, amounted to approximately $61,000 for the three months ended March 31, 2010 primarily related to interest expense on the mortgage loan and promissory notes due to related parties. For the three months ended March 31, 2009 net interest expense incurred was negligible.

The change in deferred tax assets for the three months ended March 31, 2010 and 2009 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We earned net income of approximately $453,000 for the three months ended March 31, 2010 and incurred a net loss of approximately ($475,000) for the three months ended March 31, 2009.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at March 31, 2010 was $580,000, an increase of $327,000 from the cash position of $253,000 at December 31, 2009. We had negative working capital of ($2,120,000) at March 31, 2010 which represents a $251,000 improvement from the ($2,371,000) of negative working capital at December 31, 2009. Our current liabilities of $3,197,000 at March 31, 2010 decreased from the $3,253,000 balance at December 31, 2009.  Current liabilities is primarily comprised of a mortgage loan in the amount of $1,750,000 which matures in June 2010, accounts payable and accrued liabilities of $1,037,000, promissory notes to related parties totaling $200,000 and unearned revenue of $200,000. At this time, it does not appear likely that we will be able to satisfy all of the conditions for exercising the option to extend the maturity of this mortgage loan for an additional year. We have recently begun the process of negotiating an extension of the mortgage loan on our headquarters facility. There can be no assurance that we will be successful in extending the mortgage loan or securing alternate financing for this property. In the event we are not successful, there could be a material adverse impact on our financial condition and results of operations.

Operating activities generated cash of $433,000 during the three months ended March 31, 2010 which primarily consisted of net income for the period of $453,000, increased by the non-cash interest expense of $23,000, non-cash stock based compensation expense of $23,000 and depreciation and amortization of $15,000, offset by non-cash income from termination of a joint venture amounting to $62,000. In addition, we realized additional operating cash of 200,000 from unearned revenue.  Operating cash was utilized for a cash reduction of accounts payable and accrued liabilities of ($134,000), inventory purchases of ($97,000), offset by other net increases in operating cash of $12,000.

No cash was utilized for investing activities during the three months ended March 31, 2010.

Financing activities utilized cash of approximately ($106,000) for the three months ended March 31, 2010 resulting from repayment of a promissory note due to related party amounting to $100,000, repayment of a portion of the 10% convertible note due to a related party amounting to $10,000, offset by proceeds of approximately $4,000 from the sale of common stock through the equity line of credit with Dutchess Private Equities Fund, Ltd..

During the three months ended March 31, 2010, we received $850,000 from research and development fees and a $200,000 initial deposit toward the first shipment of natural gas industrial electric power generators. We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts. The accompanying financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. The source of such additional working capital is anticipated to come from sales and shipments of natural gas industrial electric power CSRV engine generators to Almont, cash flows under the escrow agreement with Almont and the offering of our equity securities to prospective institutional investors. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2010 (in thousands of dollars):

	Amount Due Within
	Total	2010	2011

Mortgage Loan Payable(2)	$1,750,000	$1,750,000	$-
Employment Agreements(1)	633,000	300,000	333,000
Promissory Notes to Related Parties	200,000	200,000	-
10% Convertible Note	10,000	10,000	-
Total	$2,593,000	$2,260,000	$333,000

(1)	The mortgage loan payable, which matures in June 2010, provides for an option to extend the maturity for one additional year at the Company’s option, provided that the entire unpaid balance of the Release Payment due from Almont is paid during the first year of the mortgage loan; and, further provided that the Company receives at least $3 million of working capital; or earns net income and generates positive cash flow of at least $1 million during the first year of the mortgage loan. At this time, it does not appear likely that we will be able to satisfy all of the conditions for exercising the option to extend the maturity of this mortgage loan for an additional year. We have recently begun the process of negotiating an extension of the mortgage loan on our headquarters facility. There can be no assurance that we will be successful in extending the mortgage loan or securing alternate financing for this property. In the event we are not successful, there could be a material adverse impact on our financial condition and results of operations.
(2)	Our obligation under employment agreements would increase to $550,000 per year through October 23, 2011, upon the achievement of an adequate level of working capital, as defined.

Plan of Operation

We have completed development of the natural gas fueled industrial electric power CSRV engine generator and are preparing to commence the production phase of our operations provided we can successfully raise sufficient new working capital for this purpose. Initially, we intend to sell the engine generators to Almont. Almont has remitted a $200,000 initial deposit on its order for the first shipment of natural gas fueled industrial electric power CSRV engine generators.  This order is currently in production is expected to be delivered in the second quarter of 2010. Almont has advised us that they intend to place additional orders for these engine generators promptly after the first shipment is completed. We intend to begin to transition to large scale manufacturing at that point to be able to fulfill orders based on Almont’s five-year business plan, which anticipates that it will require a volume of generators similar to or greater than the 7,400 units previously planned by WWE. Fulfillment is expected to occur over a five year period. We intend to take advantage of the fact that essentially all the components of the engine generators may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the engine generators in the two following ways:

●
Assembly – to develop assembly lines at a new manufacturing facility to be acquired in the future.  We have been evaluating proposals from certain state officials interested in securing our commitment to establish large scale manufacturing operations within their state and expect to make a final decision in the near future. When the demand for our products justifies it, we will take the required steps in order to increase our work force.  We anticipate that we will recruit a significant number of new employees and make substantial capital expenditures in connection with establishing such large scale operations.

●	Licensing the technology to Original Equipment Manufacturers (“OEM's”) – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Anticipated sources of such new working capital include positive working capital generated from sales of our CSRV products to Almont and others, additional payments from Almont for the Release Payment, sales of our equity and/or debt securities through private placements and/or secondary public offerings and pursuing and entering into additional sublicensing agreements with OEM's and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

We intend to increase our expenditures for marketing and branding activities over the next year in order to increase market awareness and acceptance of the CSRV system technology.  We believe that we can be successful in our efforts to attract new customers and parties interested in licensing our technology.

The extent to which we can carry out this plan of operation will be highly dependent on our success in raising new sources of capital and generating cash flows from operations in the production phase.

Going Concern (All amounts in thousands of dollars)

As shown in the accompanying financial statements, although we generated net income for the three month period ended March 31, 2010 of $453,000; we have incurred substantial net losses while engaging primarily in research and development since our formation. As of March 31, 2010, we accumulated losses since inception of ($22,203,000) and had negative working capital of ($2,120,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2009 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

The doubt about our ability to continue to operate as a going concern has existed for a number of years. We have been successful in raising new working capital throughout that time to enable us to continue as a going concern and, although we can not provide assurances that we can be successful, we believe that we can continue to do so in the future. Management is continuing to carefully monitor its costs and is restricting variable costs to only those expenses that are necessary to carry out our business plans. We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal financial and accounting officers), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session was held on April 20, 2010, which was not successful. This matter is likely to proceed to trial on  August 2, 2010. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

None.

Item 6. EXHIBITS.

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

COATES INTERNATIONAL, LTD.

Date: May 12, 2010	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: May 12, 2010	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer