Form 10-Q
period 2010-06-30
COATES INTERNATIONAL LTD \DE\
filed 2010-08-13
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 OR

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

Large accelerated filer ☐‚                                                                                                Accelerated filer Non-accelerated filer ‚☐

Non-accelerated filer ‚☐                                                                                                                Smaller reporting company ☒
(Do not check if a smaller reporting company)

As of August 11, 2010, 275,506,253 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2010

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	3
	Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Financial Statements	6-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4T.	Controls and Procedures	29

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	(Removed and Reserved)	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

SIGNATURES		32

Coates International, Ltd.
Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$116,060	$252,902
Restricted cash	101,087	100,813
Inventory, net	405,190	511,189
Deferred financing costs	-	16,042
Total Current Assets	622,337	880,946
Property, plant and equipment, net	2,500,708	2,282,105
Deferred licensing costs, net	66,008	68,149
Total Assets	$3,189,053	$3,231,200

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,005,151	$1,169,518
Due to related party	-	12,500
Unearned revenue	253,144	-
Promissory notes to related parties	200,000	300,000
Mortgage loan payable	1,750,000	1,750,000
10% Convertible note	10,000	20,000
Total Current Liabilities	3,218,295	3,252,018
License deposits	375,000	375,000
Total Liabilities	3,593,295	3,627,018

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 14,001 and 10,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	14	10
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 275,506,253 and 275,496,253 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	27,550	27,550
Additional paid-in capital	22,267,993	22,231,753
Accumulated deficit	(22,699,799)	(22,655,131)
Total Stockholders' Deficiency	(404,242)	(395,818)
Total Liabilities and Stockholders' Deficiency	3,189,053	3,231,200

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenue from research and development	$-	$475,000	$850,000	$690,000

Expenses:
Research and development costs	167,063	96,058	167,063	254,926
General and administrative expenses	248,587	516,160	569,267	1,126,268
Depreciation and amortization	22,769	5,546	37,889	9,702
	438,419	617,764	774,219	1,390,896
Other Operating Income:
Gain on sale of land and building	-	894,617	-	978,479
(Loss) Income from Operations	(438,419)	751,853	75,781	277,583
Interest expense, net	(58,813)	(7,732)	(120,449)	(8,091)
(Loss) Income Before Income Taxes	(497,232)	744,121	(44,668)	269,492
Provision for income taxes	-	-	-	-
Net (Loss) Income	$(497,232)	$744,121	$(44,668)	$269,492

Basic net (loss) income per share	$-	$-	$-	$-
Basic weighted average shares outstanding	275,506,253	274,338,476	275,505,977	273,845,184
Diluted net (loss) income per share	$-	$-	$-	$-
Diluted weighted average shares outstanding	275,506,253	274,847,150	275,505,977	274,230,244

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities	$(16,137)	$(654,999)

Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	(14,350)	(2,004,351)
Establishment of Interest reserve	-	(100,000)
Net Cash Used in Investing Activities	(14,350)	(2,104,351)

Cash Flows Used in Financing Activities:
Repayment of promissory note to related party	(100,000)	-
Repayment of 10% convertible note	(10,000)	-
Issuance of common stock and warrants	3,645	410,000
Proceeds of mortgage loan	-	1,750,000
Deferred financing costs	-	(25,000)
Net Cash Used in Financing Activities	(106,355)	2,135,000

Net Decrease in Cash	(136,842)	(624,350)
Cash, beginning of year	252,902	721,952
Cash, end of year	$116,060	$97,602

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$71,566	$-

Cash security deposit applied towards purchase of reacquired land and building	$-	$195,000

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Notes to Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulation of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the quarterly report on Form 10-Q for the quarter ended March 31, 2010.

The Company incurred a net loss for the six months ended June 30, 2010 of ($45,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of June 30, 2010, the Company had accumulated losses of ($22,700,000) and had negative working capital of ($2,596,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern.

The doubt about the Company’s ability to continue to operate as a going concern has existed for a number of years. Management has been successful in raising sufficient new working capital throughout that time to enable the Company to continue as a going concern and, although management cannot provide assurances that it can be successful, management believes that it can continue to do so in the future. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to research and development and manufacturing an initial shipment of natural gas fueled industrial electric power Coates Spherical Rotary Valve (“CSRV”) engine generators, enter the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover the general and administrative expenses in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital.  During the six months ended June 30, 2010, the Company received $850,000 from research and development fees and a $253,000 initial deposit toward the first shipment of natural gas industrial electric power CSRV engine generators. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.             ACCOUNTING POLICIES

Basis of Presentation

Certain amounts included in the accompanying financials statements for the three and six months ended June 30, 2009 have been reclassified in order to make them comparable to the amounts presented for the three and six month periods ended June 30, 2010.

The gain on sale of land and building, which is more fully discussed in Note 11, amounting to $895,000 and $978,000 for the three and six month periods ended June 30, 2009, respectively, was improperly presented along with revenue from research and development in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009. This has been corrected in the accompanying financial statements to present the gain on sale of land and building in other operating income. This correction resulted in a decrease in revenues of $895,000 and $978,000 and corresponding increases in other operating income for the three and six month periods ended June 30, 2009, respectively. There was no effect of this correction on net income or any other financial statement line items or on either basic or fully diluted income per share for the three and six month periods ended June 30, 2009.

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

3.             CONCENTRATIONS OF CREDIT AND BUSINESS RISK

At June 30, 2010, the Company maintained cash balances with three financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation. The Company also maintained a $100,000 cash balance with the Anglo-Irish Bank of Ireland which was insured by the government of Ireland until September 2010. The bank account with the Anglo-Irish Bank was closed in July 2010.

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

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sub-licensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators within the territories of Canada and the United States. As discussed in more detail in Note 4, at the June 30, 2010, Almont owed the Company approximately $6 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s continuing effort to raise new equity capital.

4.              AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

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

In 2008, the Company also entered into an escrow agreement with WWE that provided conditional rights to a second sublicense agreement between the Company and WWE for the territory of the United States (the “US License”). The US license has been deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee of $50 million.

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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

•	Licensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.

•	Licensee will have a specified right of first refusal to market the electric power generators worldwide.

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

The business plan of Almont assumes the purchase of a substantial number of CSRV units over the 5-year period commencing upon the first shipment of generator systems to Almont. Almont’s purchase of CSRV units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV units contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

5.             COOPERATION AGREEMENT WITH TONGJI UNIVERSITY OF CHINA

In June 2010, the Company and the Coates Trust (collectively “Coates”) entered into a Cooperation Agreement with Tongji University of China (the “University”) for the purpose of enabling the University to undertake an evaluation and testing of the CSRV engine technology. The results of the evaluation and testing will be used to determine if, and to what extent, the engine technology could be applied in the manufacture and distribution of products in China. Coates is required to deliver to the University a CSRV 1600cc 4-cylinder engine and a 1600cc 4-cylinder poppet valve engine to facilitate comparison. The University is responsible for obtaining any required regulatory approvals in connection with the evaluation and testing activities. The costs and expenses of testing and evaluation of the engine shall be the responsibility of the University. Coates is required to provide technical assistance, as needed, to optimize the success of the evaluation and testing. The University will promptly furnish Coates with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, Coates has agreed that it will sub-license the CSRV technology to Chinese engine manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement at the same time, which provides for protection of the CSRV technical information and patents. The Coates Trust has expressed its intention to license the CSRV system technology rights to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers.

6.             INVESTMENT IN COATES FINANCE MANAGEMENT, LTD.

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

7.             INVENTORY

Inventory was comprised of the following:

	June 30, 2010	December 31, 2009

Raw materials	$444,000	$390,000
Work-in-process	112,000	32,000
Finished goods	-	240,000
Reserve for obsolescence	(151,000)	(151,000)
Total	$405,000	$511,000

In March 2010, the Company decided to utilize two natural gas industrial electric power CSRV engine generators, previously included in finished goods inventory at a carrying value of $240,000, as demonstration units rather than continue to hold these units for sale. The two units are included in property, plant and equipment in the accompanying balance sheet at June 30, 2010 and are being depreciated over an estimated useful life of five years.

8.             REPURCHASE OF LAND AND BUILDING

In June 2009, the Company reacquired the property which houses its headquarters, warehouse and research and development facility by submitting a winning bid at an auction of the property. The total acquisition cost, which amounted to $2,199,000, was paid from the proceeds of a mortgage loan in the amount of $1,750,000 as more fully discussed in Note 10, application of a security deposit held by the seller of $195,000 and a cash payment of $254,000. The total purchase price was allocated $1,235,000 to the land and $964,000 to the building, based on the relative estimated fair values at the date of acquisition. The building is being depreciated on the straight-line basis over a period of 40 years.

The mortgage loan bears interest at 7.5% per annum, or $11,000 per month. Prior thereto, the Company was obligated under a sale/leaseback agreement which provided for monthly payments $32,500. This agreement was effectively terminated upon the closing of the reacquisition of the property. For the six month periods ended June 30, 2010 and 2009, rent expense amounted to $-0- and $179,000, respectively.

9.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment was comprised of the following:

	June 30, 2010	December 31, 2009

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	71,000
Machinery and equipment	764,000	522,000
Furniture and fixtures	39,000	39,000
Less: Accumulated depreciation	(584,000)	(549,000)
Total	$2,501,000	$2,282,000

10.           MORTGAGE LOAN PAYABLE

The Company has a $1,750,000 mortgage loan on the land and building that serves as its headquarters, warehouse and research and development facility which bears interest at the rate of 7.5% per annum. The initial term of the mortgage loan matured June 2010. In August 2010, the mortgage loan term was extended through July 2011. The Company is required to make principal payments of $10,000 per month commencing September 2010 which shall be automatically deducted from monies aggregating approximately $100,000 in an interest-bearing restricted cash account on deposit with the lender. The Company is also required to make monthly interest-only payments. The Company incurred $35,000 of expenses in connection with initially securing this mortgage loan, which was amortized to interest expense over the initial one year term of the loan. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender.

11.           GAIN ON SALE OF LAND AND BUILDING

In 2005, the Company entered into a sale/leaseback agreement for the land and building that serves as its headquarters, warehouse and research and development facility. The sale of the property and resulting gain from this transaction was required to be deferred for accounting purposes because the sale/leaseback agreement contained an option to buy back the property.  This option lapsed unexercised in November 2008 which then triggered the recognition of the sale of the property and recognition of the gain on this sale of $2,474,000, of which $1,467,000 was recognized in 2008. The remaining portion of the gain was being recognized over the remaining life of the lease agreement. For the three months ended June 30, 2010 and 2009, $-0- and $895,000, respectively of this deferred gain was recognized and is included in gain from sale of land and building in the accompanying statement of operations for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, $-0- and $978,000, respectively of this deferred gain was recognized and is included in gain from sale of land and building in the accompanying statement of operations for the six months ended June 30, 2009.

12           10% CONVERTIBLE NOTE

The Convertible Note, which is held by one of our directors, is convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. In March 2010, $10,000 principal amount of this convertible note was repaid along with accrued interest thereon of $3,000. The Company has reserved 22,222 shares of its common stock for conversion of the $10,000 balance of this note.

13.          PROMISSORY NOTES TO RELATED PARTIES

In October 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $100,000 from one of its directors and issued promissory notes with maturity dates in July 2010. In the December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which matures in September 2010. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly. A transaction fee of $7,500 related to each promissory note is also payable at maturity. For accounting purposes, the transaction fees are being amortized to interest expense over the term of the promissory notes resulting in a combined effective annual rate of interest of approximately 28.7%. In March 2010, the promissory note to the Coates Family Trust was prepaid in full, including accrued interest of $10,000. The maturity date of the promissory note with an original maturity date in July 2010 was modified and the note is now due on demand by the holder.  For the three and six month periods ended June 30, 2010, interest expense on these promissory notes amounted to $15,000 and $34,000, respectively. At June 30, 2010, unpaid accrued interest on these promissory notes amounting to $34,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet. In July 2010, the Company received $100,000 from The Coates Family Trust and issued a promissory note that is due upon demand. All other terms and conditions, including the interest rate is the same as the prior promissory note issued to The Coates Trust discussed above.

14.          CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at June 30, 2010:

	Amount Due Within
	Total	2010	2011
Mortgage Loan Payable	$1,750,000	$-	$1,750,000
Employment Agreements(1)	533,000	200,000	333,000
Promissory Notes to Related Parties	200,000	200,000	-
10% Convertible Note	10,000	10,000	-
Total	$2,493,000	$410,000	$2,083,000

(1)	The Company’s obligation under employment agreements would increase to $550,000 per year through October 23, 2011, upon the Company’s achievement of an adequate level of working capital, as defined.

15.          COMMON STOCK

In January 2010, the Company sold 10,000 registered shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $4,000 which were used for working capital purposes (See Note 17.)

In April 2009, the Company sold 428,571 shares of common stock and warrants to purchase 428,571 shares of its common stock at an exercise price of $0.35 per share in private sales of restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $150,000.

In March 2009, the Company sold 838,096 shares of its common stock, warrants to purchase 333,333 shares of its common stock at an exercise price of $0.30 per share and warrants to purchase 85,714 shares of its common stock at an exercise price of $0.35 per share in private sales of restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $260,000 which were used for working capital purposes.

In connection with the settlement of litigation in March 2009, a certificate representing the ownership of 25,000 shares of common stock was surrendered by one of the parties. These shares were retired and returned to authorized, unissued status.

16.          PREFERRED STOCK AND ANTI-DILUTION RIGHTS

In June 2009, the Board designated 25,000 shares of the total 100,000,000 shares of authorized shares of preferred stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

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

In order to enable the Company to raise needed working capital, the Board deemed it advisable and consented to authorize the issuance of additional shares of Series A Preferred Stock to George J. Coates to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock (except that no Series A Preferred Stock shall be issued to George J. Coates to restore the Coates Family voting percentage in connection with any new shares of common stock issued upon sale or conversion of the Company’s securities issued pursuant to public offerings by the Company).

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

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. The aggregate value of the Series A Preferred Stock provided to Mr. Coates in 2010 amounted to $10,000. This amount, which was recorded as compensation expense, is included in general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2010. The aggregate value of the Series A Preferred Stock and the limited anti-dilution protection provided to Mr. Coates in 2009 amounted to $10,000. This amount was included in deferred financing costs and was amortized to expense over the initial term of the mortgage loan discussed in Note 10.

17.          INVESTMENT AGREEMENT WITH DUTCHESS PRIVATE EQUITIES FUND, LTD.

In 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”), which expired in June 2010. Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of the Company’s common stock.

During the six months ended June 30, 2010, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $4,000. No shares of common stock were sold during the six months ended June 30, 2009.

18.          UNEARNED REVENUE

The Company received deposits aggregating $253,000 from Almont in connection with its order for the first shipment of natural gas fueled electric power CSRV engine generators. This amount, which will be recognized as revenue upon shipment of the generators, is included in unearned revenue in the accompanying balance sheet at June 30, 2010. The Company received an additional deposit of $50,000 for this order in July 2010.

19.           EARNINGS (LOSS) PER SHARE

At June 30, 2010, the Company had 3,351,268 shares of common stock potentially issuable upon assumed conversion of (i) $10,000 principal amount of a 10% convertible note into 22,222 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10, (iii) warrants to purchase 333,333 shares of common stock at a price per share of $0.30, (iv) warrants to purchase 885,713 shares of common stock at a price per share of $0.35 and (v) 1,725,000 vested stock options to purchase shares of common stock at a price per share of $0.44, 25,000 non-vested stock options to purchase shares of common stock at a price per share of $0.44, 100,000 non-vested stock options to purchase shares of common stock at a price per share of $0.43 and 50,000 non-vested stock options  to purchase shares of common stock at a price per share of $0.39.

For the three and six month periods ended June 30, 2010, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive. For the three and six month periods ended June 30, 2009, fully diluted earnings per share was determined by assuming that the 10% convertible note was converted into shares of common stock and that the interest on such note during the period of $2,000 was not incurred. The shares related to the warrants to purchase 847,618 shares of stock at prices per share between $0.30 and $0.35 and 1,725,000 options to purchase shares of common stock at $0.29 per share were assumed to be converted and outstanding throughout the 2009 periods for purposes of calculating fully diluted earnings per share.

For the three and six month periods ended June 30, 2009, the following presents the adjustments made to net income and the weighted average number of shares outstanding in determining diluted earnings per share presented in the statements of operations:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Basic Net Income	$744,121	$269,492
Interest on 10% Convertible Note	493	986
Diluted Net Income	$744,614	$270,478

Basic Weighted Average Number of Shares Outstanding	274,338,476	273,845,184
10% Convertible Note	44,444	44,444
Warrants	89,953	41,783
Stock Options	374,277	298,833
Diluted Weighted Average Number of Shares Outstanding	274,847,150	274,230,244

20.          STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 total number of shares of common stock permitted to be granted under the Stock Plan.

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

No stock options were granted during the six months ended June 30, 2010.  In January 2009, options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors. In July 2009, the board of directors cancelled all of these stock options.

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

During the six months ended June 30, 2010 and 2009, stock options to purchase 25,000 and 25,000 shares, respectively, of common stock became vested. The weighted-average fair value of 175,000 nonvested stock options at June 30, 2010 was $49,000. Total compensation cost related to nonvested stock options at June 30, 2010 that has not been recognized was $7,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately seven months.

For the three months ended June 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense amounting to $10,000 and $143,000, respectively, relating to stock options. For the three months ended June 30, 2010 and 2009, $3,000 and $42,000, respectively, of this amount is included in research and development expenses and $7,000 and $101,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

For the six months ended June 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense amounting to $23,000 and $265,000, respectively, relating to stock options. For the six months ended June 30, 2010 and 2009, $3,000 and $115,000, respectively, of this amount is included in research and development expenses and $20,000 and $150,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

Stock options with an exercise price of $0.44 per share of common stock

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.44	1,800,000	14	1,161,666	$0.44	$0.40
Vested	$0.44	-		568,334
Forfeitures	$0.44	(50,000)		(30,000)
Balance, 12/31/09	$0.44	1,750,000	13	1,700,000	$0.44	$0.40
Vested		-		25,000
Balance, 6/30/10	$0.44	1,750,000	12	1,725,000	$0.44	$0.40

Stock options with an exercise price of $0.43 per share of common stock

	Exercise Price Per Share		Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09		$0.43	-	-	-	$0.43
Granted		0.43	100,000		-	0.43	$0.272
Balance, 12/31/09		0.43	100,000	15	-	0.43
Vested			-		-
Balance, 6/30/10	$		100,000	15	-	$0.43

Stock options with an exercise price of $0.39 per share of common stock:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.39	-	-	-	$0.39
Granted	0.39	50,000		-	0.39	$0.247
Balance, 12/31/09	0.39	50,000	15	-	0.39
Vested		-		-
Balance, 6/30/10	$0.39	50,000	15	-	$0.39

No stock options were exercised, forfeited or expired during the six months ended June 30, 2010. The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

·	Historical stock price volatility	180%
·	Risk-free interest rate	1.40-4.64%
·	Expected life (in years)	4
·	Dividend yield	0.00%

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
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

21.          INCOME TAXES

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

Deferred tax assets increased by $185,000 for the three months ended June 30, 2010. Deferred tax assets decreased by ($569,000) for the three months ended June 30, 2009. Deferred tax assets increased by $18,000 for the six months ended June 30, 2010. Deferred tax assets decreased by ($472,000) for the six months ended June 30, 2009.These amounts were fully offset by a corresponding increase or decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2010 and 2009.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2005 through 2009, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. For the six months ended June 30, 2010 and 2009, there were no penalties or interest related to the Company’s income tax returns.

22.          RELATED PARTY TRANSACTIONS

Coates Motorcycle Company, Ltd.

The Company had an approximately 30% ownership interest in Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV system technology. George J. Coates, Gregory Coates and The Coates Family Trust collectively held the majority of the shares of common stock of Coates Motorcycle. In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle was dissolved in July 2009. As the Company has not been engaged in any other activities with Coates Motorcycle and its investment in Coates Motorcycle had previously been written down to $-0-, this did not have any impact on the Company’s financial position or results of operations. For the three and six month periods ended June 30, 2009, Coates Motorcycle incurred losses of $22,000 and $44,000, respectively. The losses primarily resulted from the recording of non-cash stock-based compensation expense.

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

George J. Coates	$69,000	$88,000	$163,000	$152,000
Gregory Coates	37,000	54,000	90,000	93,000
Bernadette Coates	21,000	21,000	38,000	40,000

Included in the above amounts is compensation paid for vacation earned but not taken during the prior calendar year. Also included in compensation paid to George J. Coates during the six months ended June 30, 2010 is $10,000 representing the estimated fair value of 4,001 shares of Series A Preferred Stock awarded, as more fully discussed in Note 15.

Other

Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $26,000 and $34,000 during the three months ended June 30, 2010 and 2009, respectively, and $48,000 and $58,000 during the six months ended June 30, 2010 and 2009, respectively.

As discussed in Note 14, during the three months ended June 30, 2009, the Company sold 1,266,667 shares of its common stock, 333,333 warrants to purchase one share of its common stock at an exercise price of $0.30 per share and 514,285 warrants to purchase one share of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $410,000.

23.          LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. The Court, however, granted the motion for summary judgment of George Coates, thereby dismissing all claims against Mr. Coates.  On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session was held on April 20, 2010, which was not successful. This matter is likely to proceed to trial currently scheduled for September 20, 2010. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

In March 2010, one of the Company’s vendors notified the Company of its contention that it is owed $160,000 for services rendered in 2007, plus accrued interest through June 30, 2010, of $98,000. The Company has paid such vendor for all services rendered and billed through the date that the vendor stopped providing services. The vendor asserts that it is entitled to compensation for the additional services that have never been provided to the Company. There is no written documentation to support the vendor’s assertion. The Company believes there is no basis in fact to support this assertion and that it is not likely that the vendor can be successful in prevailing in its position. Accordingly, no amount has been recorded for this liability and the Company does not intend to make any further payments to this vendor.

The Company is not a party to any other litigation that is material to its business.

24.           RECENTLY ISSUED ACCOUNTING STANDARD

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force”. This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions. In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition. This standard becomes effective for fiscal periods beginning after June 15, 2010 and early adoption is permitted. Management does not believe that adoption of this standard will have a material effect on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Background

We have completed development of the Coates spherical rotary valve (“CSRV”) system technology for use in internal combustion engines of all types. We believe that the CSRV system technology delivers significant competitive advantages over technology currently applied in conventional internal combustion engines, including substantial improvement in fuel efficiency, a substantial reduction in harmful emissions and longer intervals between scheduled engine maintenance. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, a 35 KW synchronous residential generator and a high performance racing car engine.  We are developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.  This includes searching for the optimal manufacturing facility based on location, shipping logistics and availability of a skilled labor pool suitable for large scale manufacturing of the CSRV system technology.  We continue to actively seek out new sources of working capital to fund our plans for the commencement of manufacturing activities.

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

Initially, we intend to sell the electric power engine generators to Almont Energy, Inc., (“Almont”) the successor in interest to Well to Wire Energy, Inc. (“WWE”) with respect to (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, recently formed independent third party entity based in Alberta, Canada. The business plan of Almont assumes the purchase of a substantial number of CSRV units over a 5-year period commencing upon shipment of Almont’s first order. Almont’s purchase of CSRV units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV unit quantity contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing. We are working on the production of our first shipment of natural gas powered industrial electric generator sets for Almont.

Our ability to establish large scale manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the Escrow Agreement Release Payment and US Licensing fees and positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

We have also entered into a Cooperation Agreement with Tongji University of China (the “University”) for the purpose of enabling the University to undertake an evaluation and testing of the CSRV engine technology. The results of the evaluation and testing will be used to determine if, and to what extent, the engine technology could be applied in the manufacture of products in China. Coates is required to deliver to the University a CSRV 1600cc 4-cylinder engine and a 1600cc 4-cylinder poppet valve engine to facilitate comparison. Coates is required to provide technical assistance, as needed, to optimize the success of the evaluation and testing. The University will promptly furnish Coates with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, Coates has agreed to sub-license the CSRV Technology to Chinese engine manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement at the same time, which provides for protection of the CSRV technical information and patents. The Coates Trust has expressed its intention to license the rights to the CSRV technology to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers.

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

Agreements with Well to Wire Energy, Inc. Assigned to Almont Energy, Inc.

In 1999, we granted a sublicense to Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This sublicense provides for a $5,000,000 license fee to be paid to us and covers the use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay us an additional $5,000,000 fee in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed, written agreement.

In 2008, we also entered into an escrow agreement with WWE that provides conditional rights to a second sublicense agreement to WWE for the territory of the United States (the “US License”). The US license has been deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee of $50 million.

The escrow agreement requires that WWE make a payment (“Release Payment”) to us equal to the remaining unpaid balance of the licensing fee for the Canadian License, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. During the six months ending June 30, 2010 and 2009, WWE made Release Payments to us totaling $150,000 and $690,000, respectively.

During the first quarter of 2010, with our prior consent, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy Inc. (“Almont”), a privately held, newly formed independent third party entity based in Alberta, Canada. In connection with the assignment, we waived all events of default by WWE under the escrow agreement. We also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to us in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement with the following modifications:

●
The Release Payment Date as defined in the escrow agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $5,997,000. Provided that Almont remits this entire unpaid balance to us on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to us 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
Almont has also become obligated to pay the $49 million balance of the US License Fee to us. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit to us a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions until the entire balance of the US License fee is paid in full. However, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, our cash flow, results of operations and financial condition could be adversely affected.

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engine generators to be fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

●	Licensee shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV system technology within Canada.

●	Licensee will have a specified right of first refusal to market the electric power generators worldwide.

●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Licensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  In the event Licensee fails to purchase the minimum 120 CSRV engines during any year, Licensee will automatically lose its exclusivity. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV engines in the territory of Canada.

●	Licensee shall not be required to pay any royalties to us as part of the agreements between the parties.

●	All licensed rights under this license agreement related to the CSRV system technology will remain with us.

The US License

The US License will, upon Almont satisfying the Release Payment, grant to WWE the right to use, sell and lease Licensed Products manufactured by us, as the power source for the generation of electrical energy.  Licensed Products consist of CSRV Engines, CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres and CSRV Valve Components for use in electric power generation applications.

The manufacture of any Licensed Products by Licensee is prohibited.  Licensee is required to procure all internal combustion engines incorporating the CSRV Valve System from us or our designee. The license granted to Licensee is exclusive within the Territory, provided that Licensee satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates engines and all component parts. The agreement also grants Licensee a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the Licensed Product.

The business plan of Almont assumes the purchase of a substantial number of CSRV units over a 5-year period commencing upon the shipment of Almont’s first order from us. Almont’s purchase of CSRV units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period commencing upon the first shipment of CSRV production engines, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV units contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

There are a number of inherent risks associated with achieving this level of revenues over the next five years, including:

●
Although we intend to pursue numerous other opportunities to generate revenues from production of internal combustion engines incorporating the CSRV system technology and/or licensing of this technology to original equipment manufacturers, until we are able to enter into definitive agreements with new customers, our revenues will be concentrated with a single customer, Almont.  Almont will be required to remit periodic installments of the Release Payment due us under the escrow agreement and make timely payments for its purchases of CSRV system technology-based products from us.

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

Results of Operations – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 (All amounts rounded to thousands of dollars)

In the second quarter of 2010, we primarily focused on research and development aimed at improving the CSRV assembly and manufacture of our first shipment of engines for Almont. As a result, labor and materials costs were allocated to both research and development expenses and work-in-process inventory in this quarter.

Revenue from research and development was $-0- and $475,000 during the three month periods ended June 30, 2010 and 2009, respectively. The revenue from research and development in 2009 was comprised of non-refundable partial payments of the Release Payment provided for by our escrow agreement with WWE, established in connection with our licensing and research and development agreements.

Research and development expenses were $167,000 and $96,000 for the three months ended June 30, 2010 and 2009, respectively. Included in research and development expenses for the three months ended June 30, 2010 and 2009 were $135,000 and $54,000, respectively, of allocated compensation and benefits, $3,000 and $42,000, respectively, of allocated stock-based compensation expense and $29,000 and $-0-, respectively, of materials used in research and development.

General and administrative expenses decreased to $249,000 for the three months ended June 30, 2010 from $516,000 in the corresponding period in 2009. This net decrease of $268,000 primarily resulted from the following: A reduction of $94,000 in stock-based compensation expense primarily resulting from final vesting of a substantial number of outstanding stock options in the 2009 period, a reduction of rent expense to $-0- from $81,000 due to the effective termination of our lease agreement in June 2009 upon the reacquisition of the property that serves as our headquarters, warehouse and research and development facility, a $63,000 reduction in compensation and benefits primarily due a $57,000 increase in the amount of compensation and benefits allocated to research and development expenses, a $24,000 allocation of compensation and benefits to work-in-process inventory built in the second quarter, offset by an increase in compensation expense for the value of Series A preferred stock issued to George J. Coates and recorded as compensation expense, a reduction of $43,000 in legal and professional fees, a $34,000  reduction in marketing expenses, an $11,000 decrease in patent maintenance costs, a $9,000 reduction in building expenses, office expenses and utilities and a $2,000 net reduction in other general and administrative expenses.  These decreases in general and administrative expenses were partially offset by a $52,000 increase in shop supplies and parts expenses, a $9,000 increase in investor relations expenses and an $8,000 increase in travel and entertainment expenses.

Depreciation and amortization increased by $17,000 for the three months ended June 30, 2010 from $6,000 for the three months ended June 30, 2009. The increase primarily resulted from the reacquisition and commencement of depreciation of the property that serves as our headquarters, warehouse and research and development facility.

Other operating income for the three months ended June 30, 2009 included the recognition of $895,000 of the gain on sale of the land and building which serves as our worldwide headquarters, warehouse and research and development facility. This gain resulted from a sale/leaseback transaction we entered into in 2005. The conditions for recognizing this gain were first satisfied in November 2008, upon which the deferred gain began to be recognized over the remaining life of the sale/leaseback agreement. This agreement was effectively terminated in June 2009 upon reacquisition of this property resulting in recognition of the remaining balance of the deferred gain on sale at that time.

Interest expense, net, amounted to $59,000 for the three months ended June 30, 2010 primarily related to interest expense on the mortgage loan and promissory notes due to related parties. For the three months ended June 30, 2009 net interest expense amounted to $8,000.

The change in deferred tax assets for the three months ended June 30, 2010 and 2009 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred a net loss of ($497,000) for the three months ended June 30, 2010 and earned net income of $744,000 for the three months ended June 30 2009.

Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 (All amounts rounded to thousands of dollars)

Revenue from research and development was $850,000 and $690,000 for the six months ended June 30, 2010 and 2009, respectively. The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with Almont and prior thereto, with WWE, established in connection with our licensing and research and development agreements.

Research and development expenses were $167,000 and $255,000 for the six months ended June 30, 2010 and 2009, respectively. Included in research and development costs for the six months ended June 30, 2010 and 2009 were approximately $135,000 and $138,000, respectively, of allocated compensation and benefits, approximately $3,000 and $115,000, respectively, of stock-based compensation expense and $29,000 and $2,000, respectively, of materials used in research and development.

General and administrative expenses decreased to approximately $569,000 for the six months ended June 30, 2010 from approximately $1,126,000 in the corresponding period in 2009. This net decrease of approximately $557,000 primarily resulted from the following: A decrease in legal and professional fees of $283,000, a reduction of rent expense to $-0- from $179,000 due to the effective termination of our lease agreement in June 2009 upon the reacquisition of the property that serves as our headquarters, warehouse and research and development facility, a reduction of $130,000 in stock-based compensation expense primarily resulting from final vesting of a substantial number of outstanding stock options in the 2009 period, a $52,000 reduction in marketing expenses,  a $16,000 reduction in printing costs, a $10,000 reduction in travel and entertainment expenses, a $6,000 decrease in office expenses and a net decrease of $10,000 in other general and administrative expenses. Theses decreases in general and administrative expenses were partially offset by an increase in shop supplies and parts of $50,000, an increase in compensation and benefits of $44,000, an increase in investor relations expenses of $15,000, an $8,000 increase in patent maintenance costs, an increase in building expenses and utilities of $7,000 and an increase in tools of $5,000.

Depreciation and amortization expense increased to approximately $38,000 in the six months ended June 30, 2010 from approximately $10,000 in the comparable period in 2009.  The increase primarily resulted from the reacquisition and commencement of depreciation of the property that serves as our headquarters, warehouse and research and development facility

Other operating income for the six months ended June 30, 2009 included the recognition of $978,000 of the gain on sale of the land and building which serves as our worldwide headquarters, warehouse and research and development facility. This gain resulted from a sale/leaseback transaction we entered into in 2005. The conditions for recognizing this gain were first satisfied in November 2008, upon which the deferred gain began to be recognized over the remaining life of the sale/leaseback agreement. This agreement was effectively terminated in June 2009 upon reacquisition of this property resulting in recognition of the remaining balance of the deferred gain on sale at that time.

Interest expense, net, amounted to approximately $120,000 for the six months ended June 30, 2010 primarily related to interest expense on the mortgage loan and interest on promissory notes due to related parties. For the six months ended June 30, 2009 interest expense, net amounted to $8,000 primarily related to a mortgage loan on the land and building.

The change in deferred tax assets for the six months ended June 30, 2010 and 2009 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred a net loss for the six months ended June 30, 2010 of ($45,000) and earned net income of $269,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at June 30, 2010 was $116,000, a decrease of $137,000 from the cash position of $253,000 at December 31, 2009. We had negative working capital of ($2,596,000) at June 30, 2010 which represents a $225,000 decrease from the ($2,371,000) of negative working capital at December 31, 2009. Our current liabilities of $3,218,000 at June 30, 2010 decreased from the $3,252,000 balance at December 31, 2009.  Current liabilities are primarily comprised of a mortgage loan in the amount of $1,750,000 which matures in July 2011, accounts payable and accrued liabilities of $1,005,000, promissory notes to related parties totaling $200,000 and unearned revenue of $253,000.

Operating activities utilized cash of ($16,000) during the six months ended June 30, 2010 which primarily consisted of a net loss for the period of ($45,000), increased by non-cash interest expense of $49,000, non-cash stock-based compensation expense of $33,000 and depreciation and amortization of $38,000, offset by non-cash income from termination of a joint venture amounting to ($62,000). In addition, we realized additional operating cash of 253,000 from unearned revenue.  Operating cash was utilized for a cash reduction of accounts payable and accrued liabilities of ($163,000) and inventory purchases of ($133,000), offset by other net increases in operating cash of $13,000.

Investing activities utilized cash of ($14,000) for the acquisition of property, plant and equipment during the six months ended June 30, 2010.

Financing activities utilized cash of approximately ($106,000) for the six months ended June 30, 2010 resulting from repayment of a promissory note due to a related party amounting to $100,000 and repayment of a portion of the 10% convertible note due to a related party amounting to $10,000, offset by proceeds of approximately $4,000 from the sale of common stock through the equity line of credit with Dutchess Private Equities Fund, Ltd.

During the six months ended June 30, 2010, we received $850,000 from research and development fees and a $253,000 initial deposit toward the first shipment of natural gas industrial electric power generators. We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts. The accompanying financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. The source of such additional working capital is anticipated to come from sales and shipments of natural gas fueled industrial electric power CSRV engine generators to Almont, cash flows under the escrow agreement with Almont and the offering of our equity securities to prospective institutional investors. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2010 (rounded to thousands of dollars):

	Amount Due Within
	Total	2010	2011
Mortgage Loan Payable	$1,750,000	$-	$1,750,000
Employment Agreements(1)	533,000	200,000	333,000
Promissory Notes to Related Parties	200,000	200,000	-
10% Convertible Note	10,000	10,000	-
Total	$2,493,000	$410,000	$2083,000

(1)	Our obligation under employment agreements would increase to $550,000 per year through October 23, 2011, upon the achievement of an adequate level of working capital, as defined.

Plan of Operation

We have completed development of the natural gas fueled industrial electric power CSRV engine generator and are preparing to commence the production phase of our operations provided we can successfully raise sufficient new working capital for this purpose. Initially, we intend to sell the engine generators to Almont. Through June 30, 2010, Almont has remitted $253,000 towards the payment of its order for the first shipment of natural gas fueled industrial electric power CSRV engine generators.  We received an additional deposit towards this initial shipment from Almont in July 2010. This order is currently in production. Almont has advised us that they intend to place additional orders for these engine generators promptly after the first shipment and installation is completed. We intend to begin to transition to large scale manufacturing at that point to be able to fulfill orders based on Almont’s five-year business plan, which anticipates that it will require a volume of generators similar to or greater than the 7,400 units previously planned by WWE. Fulfillment is expected to occur over a five-year period commencing upon the shipment of the first order. We intend to take advantage of the fact that essentially all the components of the engine generators may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the engine generators in the two following ways:

●
Assembly – to develop assembly lines at a new manufacturing facility to be acquired in the future in order to increase our manufacturing capacity. When the demand for our products justifies it, we will take the required steps in order to increase our work force.  We anticipate that we will recruit a significant number of new employees and make substantial capital expenditures in connection with establishing such large scale operations.

●	Licensing our CSRV system technology to Original Equipment Manufacturers (“OEM's”) – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

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

Once we transition to production and delivery of our products, we intend to increase our expenditures for marketing and branding activities with the objective of increasing market awareness and acceptance of the CSRV system technology.

The extent to which we can carry out this plan of operation will be highly dependent on our success in raising new sources of capital and generating cash flows from operations in the production phase.

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying financial statements, we incurred a net loss for the six month period ended June 30, 2010 of ($45,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of June 30, 2010, we had accumulated losses of ($22,700,000) and had negative working capital of ($2,596,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2009 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

The doubt about our ability to continue to operate as a going concern has existed for a number of years. We have been successful in raising sufficient new working capital throughout that time to enable us to continue as a going concern and, although we can not provide assurances that we can be successful, we believe that we can continue to do so in the future. Management is continuing to carefully monitor its costs and is restricting variable costs to only those expenses that are necessary to carry out our business plans. We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. The Court, however, granted the motion for summary judgment of George Coates, thereby dismissing all claims against Mr. Coates. On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session was held on April 20, 2010, which was not successful. This matter is likely to proceed to trial on September 20, 2010. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS.

Exhibit Number	Description

10.16 *	Cooperation Agreement executed June 16, 2010 between the Company and Tongji University of China.
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

COATES INTERNATIONAL, LTD.

Date: August 13, 2010	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: August 13, 2010	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer