Form 10-Q
period 2010-09-30
COATES INTERNATIONAL LTD \DE\
filed 2010-11-22
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 OR

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

Large accelerated filer ‚☐	Accelerated filer Non-accelerated filer ‚☐

Non-accelerated filer ‚☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

As of November 16, 2010, 275,506,253 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2010

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	3
	Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Financial Statements	6-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4T.	Controls and Procedures	30

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES		33

Coates International, Ltd.
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$77,872	$252,902
Restricted cash	91,507	100,813
Inventory, net	449,595	511,189
Deferred financing costs and other assets	3,150	16,042
Total Current Assets	622,124	880,946
Property, plant and equipment, net	2,490,890	2,282,105
Deferred licensing costs, net	64,937	68,149
Total Assets	$3,177,951	$3,231,200

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,180,362	$1,169,518
Due to related party	-	12,500
Unearned revenue	303,124	-
Promissory notes to related parties	308,000	300,000
Mortgage loan payable	1,740,000	1,750,000
Convertible promissory notes	20,100	-
Derivative liability related to convertible promissory notes	26,100	-
10% Convertible note	10,000	20,000
Total Current Liabilities	3,587,686	3,252,018
License deposits	375,000	375,000
Total Liabilities	3,962,686	3,627,018

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 14,001 and 10,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	14	10
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 275,506,253 and 275,496,253 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	27,551	27,550
Additional paid-in capital	22,389,593	22,231,753
Accumulated deficit	(23,201,893)	(22,655,131)
Total Stockholders' Deficiency	(784,735)	(395,818)
Total Liabilities and Stockholders' Deficiency	$3,177,951	$3,231,200

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
				(Restated)

Revenue from research and development	$-	$-	$850,000	$690,000

Expenses:
Research and development costs	148,191	-	315,254	254,926
General and administrative expenses	272,759	626,835	842,026	1,753,103
Depreciation and amortization	23,730	11,118	61,618	20,820
	444,680	637,953	1,218,898	2,028,849
Other Operating Income:
Gain on sale of land and building	-	-	-	978,479
Loss from Operations	(444,680)	(637,953)	(368,898)	(360,370)
Interest expense, net	57,414	50,878	177,864	58,968
Loss Before Income Taxes	(502,094)	(688,831)	(546,762)	(419,338)
Provision for income taxes	-	-	-	-
Net Loss	$(502,094)	$(688,831)	$(546,762)	$(419,338)

Basic net loss income per share	$-	$-	$-	$-
Basic weighted average shares outstanding	275,506,253	274,530,511	275,506,070	274,076,137
Diluted net loss per share	$-	$-	$-	$-
Diluted weighted average shares outstanding	275,506,253	274,530,511	275,506,070	274,076,137

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities	$(299,325)	$(1,045,502)

Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	(14,350)	(2,075,346)
Net Cash Used in Investing Activities	(14,350)	(2,075,346)

Cash Flows Used in Financing Activities:
Issuance of convertible promissory notes	146,000	-
Issuance of promissory notes to related parties	108,000	200,000
Repayment of promissory note to related party	(100,000)	-
Repayment of 10% convertible note	(10,000)	-
Issuance of common stock and warrants	3,645	676,342
(Repayment of) Proceeds from mortgage loan	(10,000)	1,750,000
Establishment of Interest reserve	-	(100,000)
Deferred financing costs	1,000	(25,000)
Net Cash Used in Financing Activities	138,645	2,501,342

Net Decrease in Cash	(175,030)	(619,506)
Cash, beginning of year	252,902	721,952
Cash, end of year	$77,872	$102,446

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$101,857	$28,438

Cash security deposit applied towards purchase
of reacquired land and building	$-	$195,000

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Notes to Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulation of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the quarterly reports on Form 10-Q for the quarters ended June 30 and March 31, 2010.

The Company incurred a net loss for the nine months ended September 30, 2010 of ($547,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of September 30, 2010, the Company had accumulated losses of ($23,202,000) and had negative working capital of ($2,966,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The doubt about the Company’s ability to continue to operate as a going concern has existed for a number of years. Management has been successful in raising sufficient new working capital throughout that time to enable the Company to continue as a going concern and, although management cannot provide assurances that it can be successful, management believes that it can continue to do so in the future. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to research and development and manufacturing an initial shipment of natural gas fueled industrial electric power Coates Spherical Rotary Valve (“CSRV”) engine generators, enter the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover the general and administrative expenses in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital.  During the nine months ended September 30, 2010, the Company received $850,000 from research and development fees, $146,000 from the issuance of convertible promissory notes and a $303,000 initial deposit toward the first shipment of natural gas fueled industrial electric power CSRV engine generators. In October 2010, the Company issued a promissory note and received proceeds of $80,000 from the Coates Family Trust. In November 2010, the Company issued promissory notes and received proceeds of $22,000 and $50,000 from George J. Coates and one of our directors, respectively. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	ACCOUNTING POLICIES

Basis of Presentation

Certain amounts included in the accompanying financial statements for the nine months ended September 30, 2009 have been reclassified in order to make them comparable to the amounts presented for the nine month period ended September 30, 2010.

The gain on sale of land and building, which is more fully discussed in Note 11, amounting to $978,000 for the nine month period ended September 30, 2009, was improperly presented along with revenue from research and development in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2009. This has been corrected in the accompanying financial statements to present the gain on sale of land and building in other operating income. This correction resulted in a decrease in revenues of $978,000 and a corresponding increase in other operating income for the nine month period ended September 30, 2009. There was no effect of this correction on net income or any other financial statement line items or on either basic or fully diluted loss per share for the nine month period ended September 30, 2009.

Net Loss per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income (loss) per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 17, determining the amount of discount on convertible promissory notes, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

3.                   CONCENTRATIONS OF CREDIT AND BUSINESS RISK

At September 30, 2010, the Company maintained cash balances with two financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation.

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

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sub-licensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators within the territories of Canada and the United States. As discussed in more detail in Note 4, at the September 30, 2010, Almont owed the Company approximately $6 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s continuing effort to raise new equity capital. Almont has advised us that they believe the success of its efforts to raise new equity capital will be enhanced upon shipment of the first order of the natural gas fueled CSRV industrial electric power engine generators.

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

During the first quarter of 2010, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy, Inc. (“Almont”), a privately held, newly formed independent third party entity based in Alberta, Canada. In connection with the assignment, the Company waived all events of default by WWE under the escrow agreement. The Company also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to the Company in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment.

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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engines fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

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

●	Licensee is required to pay a royalty to the Company equal to 5% of its gross profits plus $400,000.
●	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

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

5.                  COOPERATION AGREEMENT WITH TONGJI UNIVERSITY OF CHINA

In June 2010, the Company and the Coates Family Trust (collectively “Coates”) entered into a Cooperation Agreement with Tongji University of China (the “University”) for the purpose of enabling the University to undertake an evaluation and testing of the CSRV engine technology. The results of the evaluation and testing will be used to determine if, and to what extent, the engine technology could be applied in the manufacture and distribution of products in China. Coates is required to deliver to the University a 1600cc, 4-cylinder CSRV engine and a 1600cc, 4-cylinder poppet valve engine to facilitate comparison. The University is responsible for obtaining any required regulatory approvals in connection with the evaluation and testing activities. The costs and expenses of testing and evaluation of the engine shall be the responsibility of the University. Coates is required to provide technical assistance, as needed, to optimize the success of the evaluation and testing.

The University will promptly furnish Coates with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, Coates has agreed that it will sub-license the CSRV technology to Chinese engine manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement which provides for protection of the CSRV technical information and patents. The Coates Family Trust has expressed its intention to license the CSRV system technology rights to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers. Discussions on the timing of the next steps under this agreement are scheduled to take place during a visit by a delegation from China to the Company’s headquarters towards the latter part of November 2010.

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

In March 2010, after careful consideration of this proposed undertaking, the Company’s board of directors (the “Board”) concluded that the bond offering should not be further pursued and the Company terminated the joint venture arrangement. The Company was not obligated to incur any additional costs, and there are no provisions for any penalties in connection with termination of the JV Agreement. As of the effectiveness of the termination of this Joint Venture, the accounting for CFM as a consolidated subsidiary ceased.

7.                  INVENTORY

Inventory was comprised of the following:

	September 30, 2010	December 31, 2009
Raw materials	$481,000	$390,000
Work-in-process	120,000	32,000
Finished goods	-	240,000
Reserve for obsolescence	(151,000)	(151,000	) )
Total	$450,000	$511,000

In March 2010, the Company decided to utilize two natural gas industrial electric power CSRV engine generators, previously included in finished goods inventory at a carrying value of $240,000, as demonstration units rather than continue to hold these units for sale. The two units are included in property, plant and equipment in the accompanying balance sheet at September 30, 2010 and are being depreciated over an estimated useful life of five years.

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

The mortgage loan bears interest at 7.5% per annum. Prior thereto, the Company was obligated under a sale/leaseback agreement which provided for monthly payments $32,500. This agreement was effectively terminated upon the closing of the reacquisition of the property. For the nine month periods ended September 30, 2010 and 2009, rent expense under the sale/leaseback agreement amounted to $-0- and $179,000, respectively.

9.                   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment was comprised of the following:

	September 30, 2010	December 31, 2009
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	71,000
Machinery and equipment	777,000	522,000
Furniture and fixtures	39,000	39,000
Less: Accumulated depreciation	(607,000)	(549,000)
Total	$2,491,000	$2,282,000

10.                 MORTGAGE LOAN PAYABLE

The Company has a $1,740,000 mortgage loan on the land and building that serves as its headquarters, warehouse and research and development facility which bears interest at the rate of 7.5% per annum. The mortgage loan matures June 2011. Commencing September 2010, the Company became obligated to make principal payments of $10,000 per month which are being automatically deducted from monies in an interest-bearing restricted cash account on deposit with the lender. The Company is also required to make monthly interest-only payments. The Company incurred $35,000 of expenses in connection with initially securing this mortgage loan, which was amortized to interest expense over the initial one year term of the loan. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender.

11.                GAIN ON SALE OF LAND AND BUILDING

In 2005, the Company entered into a sale/leaseback agreement for the land and building that serves as its headquarters, warehouse and research and development facility. The sale of the property and resulting gain from this transaction was required to be deferred for accounting purposes because the sale/leaseback agreement contained an option to buy back the property.  This option lapsed unexercised in November 2008 which then triggered the recognition of the sale of the property and recognition of the gain on this sale of $2,474,000, of which $1,467,000 was recognized in 2008. The remaining portion of the gain was being recognized over the remaining life of the lease agreement. Upon reacquisition of the property in June 2009, the lease agreement effectively terminated, resulting in immediate recognition of the entire remaining balance of the deferred gain. For the nine months ended September 30, 2010 and 2009, $-0- and $978,000, respectively of this deferred gain was recognized and is included in gain on sale of land and building in the accompanying statement of operations for the nine months ended September 30, 2009.

12.                CONVERTIBLE PROMISSORY NOTES

In August 2010 and September 2010, the Company entered into securities purchase agreements (the “Purchase Agreements”) with an investor and issued two 8% convertible promissory notes with face amounts of $78,500 and  $67,500 (the “Convertible Notes”) and received cash proceeds of $146,000.

The Notes mature in May and June, 2011, respectively, and provide for nominal interest at the rate of eight (8%) percent per annum. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contains a prepayment option whereby the Company may make a payment to the holder equal to 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default under the Notes during the 179-day period following the date of issuance of the Notes, upon three (3) trading days’ prior written notice to the holder.

The 61% discounted Conversion Price establishes an embedded beneficial conversion feature (“EBCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. Accordingly, the Company recorded unamortized discount on the Convertible Notes of $112,000. The Company also recognized additional unamortized discount to recognize the estimated value of a derivative liability amounting to $26,000 arising from the convertible promissory notes. For the three and nine month periods ended September 30, 2010, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $11,000.

The derivative obligation arises because, based on historical trading patterns of the Company’s stock, the formula for determining the Conversion Rate is expected to result in a lower Conversion Rate than the closing price of the stock on the actual date of conversion (hereinafter referred to as the “Variable Conversion Rate Differential”. The Company selected the historical simulation approach to value this derivative liability believing that this method results in a valuation that most closely relates to the economic reality of these transactions. Under this approach, the Company computed the Variable Conversion Rate Differential for each trading day during the twelve month period prior to the date of issuance of each convertible promissory note and then computed the average of these daily Variable Conversion Rate Differentials over the twelve month period. In accordance with GAAP, the derivative liability is required to be re-evaluated at each balance sheet date.

The total unamortized discount represented by the value of the EBCF and the derivative liability is being accreted over the six month period until the conversion of the convertible promissory notes into common stock is permitted. This results in an overall effective interest rate of 155% and 82% on the $78,500 convertible note and the $67,500 convertible note, respectively. The remaining unamortized balance of this discount, which amounted to $126,000, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $20,000 which is included in the accompanying balance sheet at September 30, 2010.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

13.                10% CONVERTIBLE NOTE TO RELATED PARTY

The 10% Convertible Note, which is held by one of our directors, is convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. In March 2010, $10,000 principal amount of this convertible note was repaid along with accrued interest thereon of $3,000. The Company has reserved 22,222 shares of its common stock for conversion of the remaining $10,000 balance of this note.

14.                PROMISSORY NOTES TO RELATED PARTIES

In October 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $100,000 from one of its directors and issued promissory notes with maturity dates in July 2010. In December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which matured in September 2010. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly and charge a transaction fee of $7,500. For accounting purposes, the transaction fees were amortized to interest expense over the initial term of the promissory notes. In March 2010, the promissory note to the Coates Family Trust was prepaid in full, including accrued interest and the transaction fee totaling $10,000. The maturity date of the promissory note with an original maturity date in July 2010 was modified and this note is now due on demand by the holder. The maturity date of the promissory note with an original maturity date in September 2010 has passed and the holder of the note, without waiving any of his rights under the note, has not made any attempts to collect the principal and interest. Accordingly, this promissory note is being treated as due on demand. For the three and nine month periods ended September 30, 2010, interest expense on these promissory notes amounted to $16,000 and $49,000, respectively. At September 30, 2010, unpaid accrued interest on these promissory notes amounting to $44,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet. In July 2010, the Company received $100,000 from The Coates Family Trust and issued a promissory note that is due upon demand. In October 2010, the Company received an additional $80,000 from the Coates Family Trust and issued a promissory note that is due upon demand. In November 2010, the Company received proceeds of $22,000 and $50,000 from George J. Coates and one of our directors, respectively and issued promissory notes that are due on demand. These notes bears interest at the rate of 17% per annum, compounded monthly.

15.                CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at September 30, 2010:

	Amount Due Within
	Total	2010	2011
Mortgage Loan Payable	$1,740,000	$-	$1,740,000
Employment Agreements(1)	433,000	100,000	333,000
Promissory Notes to Related Parties	308,000	308,000	-
Convertible Promissory Notes	146,000	-	146,000
10% Convertible Note	10,000	10,000	-
Total	$2,637,000	$418,000	$2,219,000

(1)	The Company’s obligation under employment agreements would increase to $550,000 per year through October 23, 2011, upon the Company’s achievement of an adequate level of working capital, as defined.

16.                COMMON STOCK

In January 2010, the Company sold 10,000 registered shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $4,000 which were used for working capital purposes (See Note 18.)

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

17.                PREFERRED STOCK AND ANTI-DILUTION RIGHTS

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

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. The aggregate value of the Series A Preferred Stock provided to Mr. Coates in 2010 amounted to $10,000. This amount, which was recorded as compensation expense, is included in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2010. The aggregate value of the Series A Preferred Stock and the limited anti-dilution protection provided to Mr. Coates in 2009 amounted to $10,000. This amount was included in deferred financing costs and was amortized to expense over the initial term of the mortgage loan discussed in Note 10.

18.                INVESTMENT AGREEMENTS WITH DUTCHESS FUNDS

In 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. which expired in June 2010. Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of the Company’s common stock.

During the nine months ended September 30, 2010, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $4,000. During the nine months ended September 30, 2009, the Company sold 398,500 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $266,000.

In August 2010, the Company entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Investment Agreement, Dutchess shall commit to purchase up to Ten Million ($10,000,000) Dollars of our Common Stock over the course of thirty-six (36) months.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 17,000,000 shares of the Common Stock underlying the Investment Agreement. By mutual agreement activities on this financing opportunity have been temporarily suspended to enable the Company to focus on commencing production and raising working capital to cover the costs of the registration of the securities.

19.                UNEARNED REVENUE

The Company received deposits aggregating $303,000 from Almont in connection with its order for the first shipment of natural gas fueled electric power CSRV engine generators. This amount, which will be recognized as revenue upon shipment of the generators, is included in unearned revenue in the accompanying balance sheet at September 30, 2010.

20.                LOSS PER SHARE

At September 30, 2010, the Company had 4,382,732 shares of common stock potentially issuable upon assumed conversion of (i) $147,000 principal amount of convertible notes, including accrued, but unpaid interest into 1,031,464 shares of common stock, (ii) $10,000 principal amount of a 10% convertible note into 22,222 shares of common stock, (iii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10, (iv) warrants to purchase 333,333 shares of common stock at a price per share of $0.30, (v) warrants to purchase 885,713 shares of common stock at a price per share of $0.35 and (vi) 1,725,000 vested stock options to purchase shares of common stock at a price per share of $0.44, 25,000 non-vested stock options to purchase shares of common stock at a price per share of $0.44, 100,000 non-vested stock options to purchase shares of common stock at a price per share of $0.43 and 50,000 non-vested stock options  to purchase shares of common stock at a price per share of $0.39.

For the three and nine month periods ended September 30, 2010 and 2009, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

21.                STOCK OPTIONS

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

No stock options were granted during the nine months ended September 30, 2010.  In January 2009, options to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.29 per share were granted to the Company’s officers and directors. In July 2009, the board of directors cancelled all of these stock options.

The Company granted options to purchase 1,775,000 shares of common stock (1,750,000 shares to officers and directors) in 2007 at an exercise price of $0.44 per share. These stock options expire in 2021 and 2022. The options vest equitably over a 3-4 year vesting period.

The Company also granted 25,000 non-employee stock options to its corporate general counsel in 2007 at an exercise price of $0.44 per share. The fair value of these options is estimated on each balance sheet date for non-vested options and on the vesting date for vested options. These stock options vest over 4 years. In October 2010, the Company issued 30,000 stock options with an exercise price of $1.00 to a consultant for services rendered. The stock options vested upon issuance.

During each of the nine month periods ended September 30, 2010 and 2009, stock options to purchase 25,000 shares of common stock became vested. The weighted-average fair value of 175,000 nonvested stock options at September 30, 2010 was $49,000. Total compensation cost related to nonvested stock options at September 30, 2010 that had not been recognized was $7,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately four months.

For the three months ended September 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense amounting to $10,000 and $268,000, respectively, relating to stock options. For the three months ended September 30, 2010 and 2009, $1,000 and $-0-, respectively, of this amount is included in research and development expenses and $9,000 and $268,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

For the nine months ended September 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense amounting to $33,000 and $533,000, respectively, relating to stock options. For the nine months ended September 30, 2010 and 2009, $4,000 and $115,000, respectively, of this amount is included in research and development expenses and $29,000 and $418,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

Stock options with an exercise price of $0.44 per share of common stock

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.44	1,800,000	14	1,161,666	$0.44	$0.40
Vested	$0.44	-		568,334
Forfeitures	$0.44	(50,000)		(30,000)
Balance, 12/31/09	$0.44	1,750,000	13	1,700,000	$0.44	$0.40
Vested		-		25,000
Balance, 9/30/10	$0.44	1,750,000	12	1,725,000	$0.44	$0.40

Stock options with an exercise price of $0.43 per share of common stock

	Exercise Price Per Share		Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09		$0.43	-	-	-	$0.43
Granted		0.43	100,000		-	0.43	$0.272
Balance, 12/31/09		0.43	100,000	15	-	0.43
Vested			-		-
Balance, 9/30/10	$		100,000	15	-	$0.43

Stock options with an exercise price of $0.39 per share of common stock:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.39	-	-	-	$0.39
Granted	0.39	50,000		-	0.39	$0.247
Balance, 12/31/09	0.39	50,000	15	-	0.39
Vested		-		-
Balance, 9/30/10	$0.39	50,000	15	-	$0.39

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2010. The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

·	Historical stock price volatility	180%
·	Risk-free interest rate	1.11-4.64%
·	Expected life (in years)	4
·	Dividend yield	0.00%

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
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

22.                INCOME TAXES

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

Deferred tax assets increased by $774,000 for the three months ended September 30, 2010. Deferred tax assets increased by $254,000 for the three months ended September 30, 2009. Deferred tax assets increased by $607,000 for the nine months ended September 30, 2010. Deferred tax assets decreased by ($218,000) for the nine months ended September 30, 2009. These amounts were fully offset by a corresponding increase or decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2010 and 2009.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2005 through 2009, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the nine months ended September 30, 2010 and 2009, there were no penalties or interest related to the Company’s income tax returns.

23.                RELATED PARTY TRANSACTIONS

Coates Motorcycle Company, Ltd.

The Company had an approximately 30% ownership interest in Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV system technology. George J. Coates, Gregory Coates and The Coates Family Trust collectively held the majority of the shares of common stock of Coates Motorcycle. In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle was dissolved in July 2009. As the Company has not been engaged in any other activities with Coates Motorcycle and its investment in Coates Motorcycle had previously been written down to $-0-, this did not have any impact on the Company’s financial position or results of operations. For the three and nine month periods ended September 30, 2009, Coates Motorcycle incurred losses of $-0- and $44,000, respectively. The losses primarily resulted from the recording of non-cash stock-based compensation expense.

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

George J. Coates	$75,000	$68,000	$243,000	$220,000
Gregory Coates	42,000	39,000	131,000	133,000
Bernadette Coates	18,000	18,000	56,000	58,000

Included in the above amounts is compensation paid for vacation earned but not taken during the prior calendar year. Also included in compensation paid to George J. Coates during the nine months ended September 30, 2010 is $10,000 representing the estimated fair value of 4,001 shares of Series A Preferred Stock awarded, as more fully discussed in Note 15.

Short-Term Loan from Stockholder

In late September 2010, George J. Coates, majority stockholder, made a short-term loan to the Company of $8,000. This loan was repaid in early October together with interest at an annual rate of 17%. In November 2010, Mr. Coates made additional short-terms loans totaling $22,000 to the company. These loans are due upon demand and bear interest at the rate of 17% per annum. Although he may choose to do so, Mr. Coates is under no obligation to make additional loans to the Company.

Other

Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $23,000 and $15,000 during the three months ended September 30, 2010 and 2009, respectively, and $71,000 and $53,000 during the nine months ended September 30, 2010 and 2009, respectively.

As discussed in Note 14, during the nine months ended September 30, 2009, the Company sold 1,266,667 shares of its common stock, 333,333 warrants to purchase one share of its common stock at an exercise price of $0.30 per share and 514,285 warrants to purchase one share of its common stock at an exercise price of $0.35 per share in private sales of unregistered, restricted securities to the son of a director pursuant to stock purchase agreements and received net proceeds of $410,000.

24.                LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. The Court, however, granted the motion for summary judgment of George Coates, thereby dismissing all claims against Mr. Coates.  On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session was held on April 20, 2010 and further efforts by the Court to settle this controversy were unsuccessful. Trial is currently scheduled for April 4, 2011. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

In March 2010, one of the Company’s vendors notified the Company of its contention that it is owed $160,000 for services rendered in 2007, plus accrued interest through September 30, 2010, of $110,000. The Company has paid such vendor for all services rendered and billed through the date that the vendor stopped providing services. The vendor asserts that it is entitled to compensation for the additional services that have never been provided to the Company. There is no written documentation to support the vendor’s assertion. The Company believes there is no basis in fact to support this assertion and that it is not likely that the vendor can be successful in prevailing in its position. Accordingly, no amount has been recorded for this liability and the Company does not intend to make any further payments to this vendor.

The Company is not a party to any other litigation that is material to its business.

25.                RECENTLY ISSUED ACCOUNTING STANDARD

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

26.        SUBSEQUENT EVENT

In November 2010, the Company granted to George J. Coates and one of our directors stock options to purchase 275,000 and 85,000 shares of the Company's common stock, respectively, at a price per share of $0.40 under the Company's Stock Plan. The estimated fair value of these stock options at the date of grant of $75,000 will be charged to expense over the one-year vesting period of these options.

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

Background

We have completed development of the Coates spherical rotary valve (“CSRV”) system technology for use in internal combustion engines of all types. In the third quarter, as we were preparing for production of our natural gas powered CSRV engine generators, we observed the presence of green oxides of tungsten. We are replacing the tungsten-based components with ceramic-based components. Our testing of the engines using the ceramic based seals validated that this condition has been resolved. The ceramic components require longer lead times from our suppliers. In November 2010, we shipped the first industrial CSRV Natural Gas Electric Power Engine Generator to Almont. We also anticipate that additional CSRV engine generators will start shipping to Almont by the end of this year or early next year.

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

We have also entered into a Cooperation Agreement with Tongji University of China (the “University”) for the purpose of enabling the University to undertake evaluation and testing of the CSRV engine technology. The results of the evaluation and testing will be used to determine if, and to what extent, the engine technology could be applied in the manufacture of products in China. We are required to deliver to the University a CSRV 1600cc 4-cylinder engine and a 1600cc 4-cylinder poppet valve engine to facilitate comparison. We are also required to provide technical assistance, as needed, to optimize the success of the evaluation and testing. The University will promptly furnish us with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, we have agreed to sub-license the CSRV Technology to Chinese engine manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement at the same time, which provides for protection of the CSRV technical information and patents. The Coates Family Trust has expressed its intention to license the rights to the CSRV technology to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers.

We are actively engaged in efforts to raise working capital to fund our ongoing operations and the start up of large scale production of our products incorporating the CSRV system technology.

Significant Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, determining the amount of discount on convertible promissory notes,  assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

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

The escrow agreement requires that WWE make a payment (“Release Payment”) to us equal to the remaining unpaid balance of the licensing fee for the Canadian License, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. During the nine months ending September 30, 2010 and 2009, WWE made Release Payments to us totaling $850,000 and $690,000, respectively.

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

●	Licensee is required to pay a royalty to us equal to 5% of its gross profits plus $400,000.
●	All licensed rights under this license agreement related to the CSRV system technology will remain with us.

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

Results of Operations – Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 (All amounts rounded to thousands of dollars)

In the third quarter of 2010, we primarily focused on research and development aimed at improving the CSRV assembly, raising new working capital and new product development. As a result, labor and materials costs were allocated to both general and administrative costs and research and development expenses during this quarter.

No revenues from research and development were generated during the three month periods ended September 30, 2010 and 2009.

Research and development expenses were $148,000 and $-0- for the three months ended September 30, 2010 and 2009, respectively. Included in research and development expenses for the three months ended September 30, 2010 and 2009 were $109,000 and $-0-, respectively, of allocated compensation and benefits, $1,000 and $-0-, respectively, of allocated stock-based compensation expense and $38,000 and $-0-, respectively, of materials used in research and development.

General and administrative expenses decreased to $273,000 for the three months ended September 30, 2010 from $627,000 in the corresponding period in 2009. This net decrease of $354,000 primarily resulted from the following: A reduction of $259,000 in stock-based compensation expense primarily resulting from recording of stock-based compensation expense for early termination of stock options in the third quarter of 2009, a $102,000 reduction in compensation and benefits primarily due a $109,000 increase in the amount of compensation and benefits allocated to research and development expenses, a $33,000 reduction of shop supplies, a $14,000 reduction of office expenses, a $4,000 reduction in building expenses, a $4,000  reduction in marketing expenses and a $3,000 decrease in travel. These expense reductions were offset by an increase of $25,000 in legal and professional fees, an increase in miscellaneous expenses of $17,000, an increase in repairs and maintenance expenses of $7,000, an increase in franchise and other taxes of $6,000, a reduction in parts expense of $5,000 and a reduction of investor relations expense of $5,000.

Depreciation and amortization increased by $13,000 to $24,000 for the three months ended September 30, 2010 from $11,000 for the three months ended September 30, 2009. The increase primarily resulted from the depreciation of demonstrator CSRV engines transferred to machinery and equipment in 2010 and acquisition of other machinery equipment.

Interest expense, net, amounted to $58,000 for the three months ended September 30, 2010, an increase of $7,000 from interest expense, net incurred in the comparable 2009 period. This increase was primarily related to interest expense on convertible notes issued in the 3rd quarter of 2010, offset by the discontinuance in 2010 of the amortization of deferred financing costs.

The change in deferred tax assets for the three months ended September 30, 2010 and 2009 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred a net losses of ($502,000) and ($689,000) for the three months ended September 30, 2010 and 2009, respectively.

Results of Operations – Nine Months Ended September 30, 2010 Compared to Nine Months Ended September  30, 2009 (All amounts rounded to thousands of dollars)

Revenue from research and development was $850,000 and $690,000 for the nine months ended September 30, 2010 and 2009, respectively. The revenue from research and development was comprised of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement with Almont and prior thereto, with WWE, established in connection with our licensing and research and development agreements.

Research and development expenses were $315,000 and $255,000 for the nine months ended September 30, 2010 and 2009, respectively. Included in research and development costs for the nine months ended September 30, 2010 and 2009 were $220,000 and $138,000, respectively, of allocated compensation and benefits, $4,000 and $115,000, respectively, of stock-based compensation expense and $91,000 and $2,000, respectively, of components and materials used in research and development.

General and administrative expenses decreased to $842,000 for the nine months ended September 30, 2010 from approximately $1,753,000 in the corresponding period in 2009. This net decrease of approximately $911,000 primarily resulted from the following: A decrease in stock-based compensation expense of $389,000 due to a one-time charge in 2009 for early termination of stock options and the final vesting of a substantial portion of the outstanding stock options in 2009, a reduction in legal and professional fees of $258,000, a reduction of rent expense to $-0- from $179,000 due to the effective termination of our lease agreement in June 2009 upon the reacquisition of the property that serves as our headquarters, warehouse and research and development facility, a reduction in compensation and benefits of $58,000 due to a larger portion of compensation and benefits being allocated to research and development and production activities in 2010, a $56,000 reduction in marketing expenses, a $20,000 decrease in office expenses, a $16,000 reduction in printing costs, a $14,000 reduction in travel and entertainment expenses, and a net decrease of $2,000 in other general and administrative expenses. Theses decreases in general and administrative expenses were partially offset by an increase in shop supplies and parts of $23,000, an increase in investor relations expenses of $21,000, a $12,000 increase in real estate and other taxes, an increase in repairs and maintenance of $8,000, a $6,000 increase in tools expense, a $6,000 increase in patent maintenance costs and an increase in building expenses and utilities of $5,000.

Depreciation and amortization expense increased to approximately $62,000 in the nine months ended September 30, 2010 from approximately $21,000 in the comparable period in 2009.  The increase primarily resulted from the reacquisition and commencement of depreciation of the property that serves as our headquarters, warehouse and research and development facility, the depreciation of demonstrator CSRV engines transferred to machinery and equipment in 2010 and acquisition of other machinery equipment.

Other operating income for the nine months ended September 30, 2009 included the recognition of $978,000 of the gain on sale of the land and building which serves as our headquarters, warehouse and research and development facility. This gain resulted from a sale/leaseback transaction we entered into in 2005. The conditions for recognizing this gain were first satisfied in November 2008, upon which the deferred gain began to be recognized over the remaining life of the sale/leaseback agreement. This agreement was effectively terminated in June 2009 upon reacquisition of this property resulting in recognition of the remaining balance of the deferred gain on sale at that time.

Interest expense, net, amounted to approximately $178,000 for the nine months ended September 30, 2010 primarily related to interest expense on the convertible notes issued in the third quarter of 2010, a mortgage loan and promissory notes due to related parties. For the nine months ended September 30, 2009 interest expense, net amounted to $59,000 primarily related to a mortgage loan on the land and building and promissory notes issued to related parties in the third quarter of 2009.

The change in deferred tax assets for the nine months ended September 30, 2010 and 2009 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses for the nine months ended September 30, 2010 and 2009 of ($547,000) and ($419,000), respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at September 30, 2010 was $78,000, a decrease of $175,000 from the cash position of $253,000 at December 31, 2009. We had negative working capital of ($2,966,000) at September 30, 2010 which represents a $595,000 decrease from the ($2,371,000) of negative working capital at December 31, 2009. Our current liabilities of $3,587,000 at September 30, 2010 decreased from the $3,252,000 balance at December 31, 2009.  Current liabilities are primarily comprised of unearned revenue of $303,000, a mortgage loan in the amount of $1,740,000 which matures in July 2011, accounts payable and accrued liabilities of $1,180,000, promissory notes to related parties totaling $308,000, a derivative liability related to convertible notes of $26,000 and unamortized carrying value of convertible promissory notes of $20,000.

Operating activities utilized cash of ($299,000) during the nine months ended September 30, 2010 which primarily consisted of a net loss for the period of ($547,000), increased by non-cash interest expense of $77,000, non-cash stock-based compensation expense of $43,000 and depreciation and amortization of $62,000, offset by non-cash income from termination of a joint venture amounting to ($62,000). In addition, we realized additional operating cash of 303,000 from unearned revenue and an increase in accounts payable and accrued liabilities of $5,000. Operating cash was utilized for inventory purchases of ($176,000), repayment of an amount due to related party of ($13,000) and a ($9,000) reduction of a restricted interest reserve account.

Investing activities utilized cash of ($14,000) for the acquisition of property, plant and equipment during the nine months ended September 30, 2010.

Financing activities generated cash of approximately $139,000 for the nine months ended September 30, 2010 resulting from issuance of convertible notes amounting to $146,000, issuance of promissory notes to related parties of $108,000, proceeds from issuance of stock and warrants of $4,000 and a $1,000 expenditure for deferred financing costs, offset by repayment of a promissory note due to a related party amounting to $100,000, repayment of a portion of the 10% convertible note due to a related party amounting to $10,000 and repayment of mortgage loan principal amounting to $10,000.

During the nine months ended September 30, 2010, we received $850,000 from research and development fees, a $303,000 initial deposit toward the first shipment of natural gas industrial electric power generators and $146,000 from the issuance of convertible notes. In October 2010, we issued a promissory note to the Coates Family Trust and received proceeds of $80,000. In November 2010, we issued promissory notes and received proceeds of $22,000 and $50,000 from George J. Coates and one of our directors, respectively. We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts. The accompanying financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. The source of such additional working capital is anticipated to come from sales and shipments of natural gas fueled industrial electric power CSRV engine generators to Almont, cash flows under the escrow agreement with Almont, additional issuances of convertible notes and the offering of our equity securities to prospective institutional investors. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2010 (rounded to thousands of dollars):

	Amount Due Within
	Total	2010	2011
Mortgage Loan Payable	$1,740,000	$-	$1,740,000
Employment Agreements(1)	433,000	100,000	333,000
Promissory Notes to Related Parties	308,000	308,000	-
Convertible Promissory Notes	146,000	-	146,000
10% Convertible Note	10,000	10,000	-
Total	$2,637,000	$418,000	$2,219,000

(1)	Our obligation under employment agreements would increase to $550,000 per year through October 23, 2011, upon the achievement of an adequate level of working capital, as defined.

Plan of Operation

We have completed development of the natural gas fueled industrial electric power CSRV engine generator and are preparing to commence the production phase of our operations provided we can successfully raise sufficient new working capital for this purpose. Initially, we intend to sell the engine generators to Almont. In the third quarter of 2010 we observed the presence of green oxides of tungsten in the CSRV engine generator units. We are replacing the tungsten-based components with ceramic-based components. Our testing of the engines using the ceramic based seals validated that this condition has been resolved. The ceramic components require longer lead times from our suppliers. In November 2010, we shipped the first industrial CSRV Natural Gas Electric Power Engine Generator to Almont. We also anticipate that additional CSRV engine generators will start shipping to Almont by the end of this year or early next year.

Through September 30, 2010, Almont has remitted $303,000 towards the payment of its order for the first shipment of natural gas fueled industrial electric power CSRV engine generators. Almont has advised us that it intends to place additional orders for these engine generators promptly after the balance of the first order is shipped and installed. We intend to begin to transition to large scale manufacturing at that point to be able to fulfill orders based on Almont’s five-year business plan, which anticipates that it will require a volume of generators similar to or greater than the 7,400 units previously planned by WWE. Fulfillment is expected to occur over a five-year period. We intend to take advantage of the fact that essentially all the components of the engine generators may be sourced and acquired from subcontractors and, accordingly, expect to manufacture the engine generators in the two following ways:

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Anticipated sources of such new working capital include positive working capital generated from sales of our CSRV products to Almont and others, additional payments from Almont for the Release Payment, additional issuances of convertible notes, sales of our equity and/or debt securities through private placements and/or secondary public offerings and pursuing and entering into additional sublicensing agreements with OEM's and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

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

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying financial statements, we incurred a net loss for the nine month period ended September 30, 2010 of ($547,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of September 30, 2010, we had accumulated losses of ($23,202,000) and had negative working capital of ($2,966,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2009 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal financial and accounting officers), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. The Court, however, granted the motion for summary judgment of George Coates, thereby dismissing all claims against Mr. Coates. On February 9, 2010, the Court entered another order requiring the parties to participate in mediation. A mediation session, which was held on April 20, 2010 and further efforts by the Court to settle this controversy were unsuccessful. Trial is currently scheduled for April 4, 2011. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August and September 2010, the Company issued $146,000 of convertible notes. The notes are convertible into shares of unregistered common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

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

COATES INTERNATIONAL, LTD.

Date: November 19, 2010	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: November 19, 2010	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer