Form 10-K
period 2010-12-31
COATES INTERNATIONAL LTD \DE\
filed 2011-03-30
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,848,992.

As of March 28, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 277,589,687.

COATES INTERNATIONAL, LTD.

CONTENTS

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	(Removed and Reserved)	16

PART II
Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	24
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32
Item 14.	Principal Accounting Fees and Services	33

PART IV
Item 15.	Exhibits, Financial Statement Schedules	35

Signatures		36

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act		37

Financial Statements		F-1 to F-27

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

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, a gain on the sale of the land and building that serves as our principal facility, and from the performance of contractual research and development activities involving the Coates CSRV system technology and the receipt of licensing fees for our CSRV system technology. During the years ended December 31, 2010 and 2009, we reported revenues from such research and development of $850,000 and $840,000, respectively, sales of $159,000 and gross margin of $63,000 for the year ended December 31, 2010 and recognized in other operating income, a portion of a gain on sale of land and building of approximately $978,000 for the year ended December 31, 2009. Prior to 2009, we incurred substantial recurring net losses and reported only a minimal amount of revenues from a small number of sales of CSRV Engines, and from research and development activities. For the years ended December 31, 2010 and 2009, we incurred net losses of approximately ($1,050,000) and ($807,000), respectively. In 2011, we raised additional working capital amounting to $208,000 from sales of common stock, common stock warrants and issuance of a convertible promissory note. The accumulated losses from inception of the Company through December 31, 2010 amounted to approximately $23,705,000. We may continue to be unprofitable until the CSRV Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations.

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

Strategy

Our long-term objective is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers and sales and distribution of internal combustion engines for a wide variety of uses. Our primary targeted market is the industrial electric power generator market. We have adapted the CSRV system technology to manufacture our 14.0 liter inline, 6-cylinder, 855 cubic inch engine generator fueled by natural gas (“CSRV Units”). In parallel to penetrating the commercial/industrial generators market, we intend to adapt the CSRV system technology to be used in other markets, in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

We have completed development of the CSRV system technology-based generator engine and are preparing to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont Energy, Inc., (“Almont”) the successor in interest to Well to Wire Energy, Inc. (“WWE”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010. Almont reported to us that it has been successfully using this unit to demonstrate the features and benefits of our engine technology to prospective investors in its efforts to raise additional working capital to carry out its business plan. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Unit quantity contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the engine generator in the two following ways:

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

Material Agreements

License Agreement – George J. Coates and Gregory Coates

In April 2007, we amended and restated our license agreement covering the CSRV system technology (the “Coates License Agreement”). Under the Coates License Agreement, George J. Coates and Gregory Coates granted to us an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV system technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with us. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined. George J. Coates and Gregory Coates also agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property in the licensed territory. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate.

Sublicense Agreement with Almont Energy, Inc. for Territory of Canada

In January 2010, we consented to the assignment of our sublicensing agreement with WWE dated September 29, 1999 to Almont. This sublicense agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The Canadian Sublicense provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made upon execution. A separate research and development agreement provided a $5,000,000 fee payable to us in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. To date, we have been paid a total of approximately $5,003,000 by WWE and Almont under these agreements.

Additional provisions of the Canadian Sublicense agreement are as follows:

•	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.
•	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
•
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  We have agreed to pass along to Almont savings we expect to realize from economies of scale inherent in high volume production of the CSRV units. In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Sublicensee will automatically lose its exclusivity. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

•	Sublicensee shall not be required to pay any royalties to the Company as part of the agreements between the parties.
•	All licensed rights under this sublicense agreement related to the CSRV system technology will remain with the Company.

In January 2010, we also consented to the assignment of the rights to a conditional sublicensing agreement with WWE, dated January 2008 covering the territory of the United States of America (the “US License”) to Almont. The US License provides for a license fee of $50 million and annual minimum purchases of CSRV Units as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant under the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian sublicensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until we receive a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) $8.5 million in payment of the balance of the monies due to us at the date of the Escrow Agreement, in connection with the sublicense for the territory of Canada, including the Canadian License Agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license. As successor to WWE, Almont is expected to continue to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development agreement, is being recognized as revenue at the time the cash payments are received. We have received approximately $3.5 million of the Release Payment to date. In addition, WWE had made nonrefundable payments to us totaling $1.5 million prior to establishment of the Escrow Agreement. For the years ended December 31, 2010 and 2009, we received approximately $850,000 and $840,000, respectively of non-refundable payments which have been recognized as research and development revenue. Upon full satisfaction of the Release Payment, Almont would be granted a sublicense for the territory of the United States under the US License agreement.

The remaining balance of the Release Payment is $5,997,000. To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition could be adversely affected.

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

The US License would, if Almont is able to satisfy the Escrow Agreement release provisions, grant to Almont the right to use, sell and lease Licensed Products manufactured by us as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the oil and gas industry and landfills.

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

Non-binding Preliminary Letter of Intent to Merge with Heavy Equipment Manufacturer in China

In December 2010, we entered into a non-binding letter of intent with The Coates Trust and an established heavy equipment manufacturer in China. The letter expresses the mutual intent of the parties for a merger, between the Company and this Chinese entity through an exchange of shares of stock. We are prevented by confidentiality provisions from disclosing the name of the Chinese entity. The merger would be subject to required governmental approvals and also requires that we undertake a secondary public offering of our securities to raise between $220 million and $500 million to fund both our operations and operations in China. Management believes such a merger would provide us with immediate access to substantial existing manufacturing capacity and a trained labor force in China. Management further believes that, based on current economic factors and conditions, manufacturing in China would provide us with lower manufacturing costs than we would incur in the United States. Should the merger plans go forward, we would expect to distribute products manufactured in China to Asia, Africa and Europe. We would continue to pursue our plans to manufacture products in the United States for distribution to customers in Western Hemisphere countries.

The terms of the merger provide that if the merger is consummated, we would receive a controlling 60% ownership interest in the Chinese entity and the Chinese entity would receive 50 million shares of our common stock and $100 million from the net proceeds of the public offering, if successful. The balance of the proceeds would be retained by us to provide for working capital to commence large scale manufacturing in the US for distribution in our licensed territories. In the event the secondary public offering is successful, we would issue 50 million shares of our common stock to The Coates Trust in consideration for  a world-wide license of the CSRV system technology. We would then grant a world-wide (with the exception of the US and Canada) non-exclusive license for the manufacturing, sale and distribution of the CSRV system technology to this Chinese entity.

We believe that this merger will only be able to achieve the mutual objectives of the parties, if, and is conditioned upon, either the Company and/or the Chinese entity entering into one or more substantial long-term, high volume, contracts to supply CSRV system technology products to one or more customers in the territories outside of the Western Hemisphere and the satisfactory observation by representatives of the Chinese entity of performance of the natural gas powered CSRV industrial electric power generators (“CSRV Units”) in the field.

There are no assurances that (i) the necessary governmental approvals can be obtained, (ii) the Company can be successful in raising the minimum amount of funds from a secondary public offering of its securities, (iii) such long-term, high volume contracts can be secured; and, (iv) the Chinese entity will be satisfied with the performance of the CSRV Units in the field.

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

The University will promptly furnish Coates with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, Coates has agreed that it will sublicense the CSRV technology to Chinese engine manufacturers for the territory to be defined in connection with any such licenses granted. The parties also entered into a Confidentiality and Non-Disclosure Agreement which provides for protection of the CSRV technical information and patents. The Coates Family Trust has expressed its intention to license the CSRV system technology rights to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers.

Termination of License Agreement with Coates Motorcycle Company, Ltd.

In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license, due to its insolvency. Coates Motorcycle was dissolved shortly thereafter. This license had granted Coates Motorcycle the right to make, use, sell or franchise motorcycles built with engines utilizing the CSRV system technology. At that time, we also owned approximately 30% of Coates Motorcycle. Our investment in Coates Motorcycle had previously been written down to zero as a result of our recording of our equity in the losses of Coates Motorcycle in previous years. We continue to own the rights to the technology previous licensed to Coates Motorcycle and at the appropriate time intend to identify ways to optimize the value of the rights.

Transaction with Dutchess Private Equities Fund, Ltd.

In 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”), which expired in June 2010. Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of the Company’s common stock.

In connection with the Agreement, we also entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we filed a registration statement with the SEC which was declared effective on June 22, 2007 covering the shares of common stock underlying the Investment Agreement and shares of stock underlying the Company’s 2006 Stock Option and Incentive Plan.

During the year ended December 31, 2010, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $4,000. During the year ended December 31, 2009 we sold 556,521 shares of our common stock, under this equity line of credit and received proceeds of approximately $332,000.

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

Environmental Regulatory Compliance

All of our engines, including the Coates Engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates Engine. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or sublicensee becomes responsible for complying with applicable governmental standards in its territory.  We believe that our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. Our ability to comply with applicable and future emissions standards is necessary for us to enter the power generation and other markets. Failure to comply with these standards could result in a material adverse effect on our business and financial condition.

Employees

At December 31, 2010, we had 7 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

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

The following risk factors relate to our financial condition:

Going Concern

As shown in our financial statements beginning on Page F-1, we have incurred recurring losses from operations and as of December 31, 2010, had a stockholders’ deficiency of approximately $1,124,000. In addition, our mortgage loan in the principal amount of $1,710,000 matures in June 2011. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. In the event we become insolvent or bankrupt, ownership of our intellectual property, which is carried on our books at zero value, consisting of patents rights on the CSRV technology, would, under our license agreement, revert to George J. Coates and Gregory Coates. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2011 with respect to our financial statements as of and for the year ended December 31, 2010 that these circumstances raise substantial doubt about our ability to continue as a going concern.

Management has been closely monitoring its fixed and variable costs and intends to restrict such costs to those expenses that are necessary to complete activities related to preparing for commencement of the production phase of operations, identifying additional sources of working capital, maintenance of our patent rights and general administrative costs in support of such activities. To date, we have received more than $5 million from our research and development agreement and the Canadian License, $159,000 from the sale of a CSRV natural gas powered industrial electric power generator and have also received a $144,000 deposit from Almont toward additional engine generators. In 2011, we received $175,000 from the private sale of shares of common stock and warrants to the son of a director, $50,000 from the private sale of shares of common stock to a director and proceeds of $32,500 from the issuance of a convertible promissory note. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010. Almont reported to us that it has been successfully using this unit to demonstrate the features and benefits of our engine technology to prospective investors in its efforts to raise additional working capital to carry out its business plan. We plan to make additional shipments to Almont beginning in the second quarter of 2011.

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

The following risk factors relate to our Product Development:

To date, we have only had sales of one CSRV engine generator for $159,000, received only limited revenues from our research and development agreement with WWE and a number of years ago, from a small number of sales of engines, which incorporated the CSRV system technology. We have not been able to move into the CSRV engine generator production phase of our business because we have not been successful in raising sufficient new working capital.

Only a very small portion of the cash needed to finance our business has come from sales of engines in recent years. We expect to continue to incur losses until we commence production and sale of products incorporating our CSRV system technology. We may not be profitable or operating cash flow positive in 2011 unless we receive payments from Almont as described under “Material Agreements” above, and/or can begin to generate positive cash flows from sales of CSRV Engine products or receive cash proceeds from new licensing agreements for our CSRV system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2011.

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

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement assigned by WWE to Almont represent potential new sources of cash due to us totaling approximately $6 million during 2011. To date, we have received nonrefundable payments for the licensing and research and development agreements aggregating approximately $5,003,000. There can be no assurance that Almont will be successful in making payments to us due under the licensing agreements and the Escrow Agreement.  To the extent that Almont experiences difficulty or delays in making such payments, our cash flow, results of operations and financial condition could be adversely affected.

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

There is presently a limited public market for our outstanding common stock. Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) and traded on the Pink Sheets. Trading in stock quoted on the OTC Bulletin Board and Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board and Pink Sheets are not stock exchanges, and trading of securities on these platforms tends to be more sporadic than the trading of securities listed on a quotation system or a stock exchange. Shares of our common stock have not been registered and cannot be disposed of unless the requirements of Rule 144 under the Securities Act can be satisfied.

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

George J. Coates, together with members of his family and related trusts, are beneficially entitled to more than 87% of votes on matter submitted to a vote of the outstanding common stockholders at March 25, 2011 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

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

Existing stockholders may experience significant dilution from sales of our common stock and the conversion of our convertible debt.

We continue to seek out new sources of working capital to fund our operations. The current economic environment, coupled with our going concern risk factors described above poses significant challenges to our ability to raise working capital. These factors significantly increase our borrowing costs in terms conversion rates on convertible debt we issue. Should the investors in our convertible debt convert the debt into shares of our common stock and to the extent we sell new shares of our common stock, the existing shareholders will experience dilution of their ownership interests, liquidation rights and share of dividends, if any.

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

Item 3.  Legal Proceedings.

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and certain directors have instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion, together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. Efforts by the court to settle this matter have been unsuccessful. Trial is currently scheduled to commence on April 4, 2011. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims. The countersuit filed by certain directors of the Company was dismissed due to an unresolved illness of one of the plaintiffs. This suit may be reinstituted upon resolution of this illness.

A lawsuit naming certain of the Company’s officers and directors and other related and unrelated parties as co-defendants, along with WWE which was brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al and a countersuit instituted by the Company and WWE were settled in March 2009 through mediation. Pursuant thereto, the Company and WWE each paid $92,500 to one of the plaintiffs. The Company’s $92,500 portion of the settlement was charged to expense in December 2008. All parties executed mutual releases and all claims have been dismissed with prejudice. As a condition of the settlement, one of the plaintiffs endorsed to the Company a stock certificate evidencing 25,000 shares of the Company’s common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status.

In March 2010, one of the Company’s vendors notified the Company of its contention that it is owed $160,000, plus accrued interest, for services rendered in 2007. At a meeting with the vendor in the second quarter of 2010, the vendor acknowledged that it did not have documentation to support its claim. Since that meeting, the Company has not received any further communications from this vendor. The Company believes there is no basis in fact to support the vendor’s contention and it is not likely that the vendor can prevail with its position. Accordingly, no amount has been recorded for this unasserted claim.

 The Company is not a party to any other litigation that is material to its business.

Item 4.  Removed and Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the OTC Bulletin Board and Pink Sheets, ticker symbol COTE.  The closing price of the common stock on March 25, 2011 was $0.195 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2010 and 2009 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
High	$0.42	$0.40	$0.35	$0.27
Low	$0.32	$0.30	$0.20	$0.19
2009:
High	$0.49	$0.49	$1.18	$0.73
Low	$0.24	$0.30	$0.42	$0.31

Holders

At March 25, 2011 the number of holders of record of our common stock was 770.

Recent Sales of Unregistered Securities

The following issuances of  securities were exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under the Securities Act of 1933 (the "Securities Act"). We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “Accredited Investors” within the meaning of Rule 501 of Regulation D, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors  understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In February and March 2011, an aggregate of $81,640 representing the principal amount of a convertible promissory note, including accrued interest was converted by the holder into 740,468 unregistered shares of the Company’s common stock.

In February 2011, we sold 200,000 shares of our common stock in consideration for $50,000 to one of our directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

In January, February and March 2011, in a series of transactions, we sold 500,000 shares of our common stock and 500,000 warrants to purchase one share of our common stock at an exercise price of $0.25 per share in consideration for $125,000 to the son of a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

In December 2010, we sold 400,000 shares of our common stock and 400,000 warrants to purchase one share of our common stock at an exercise price of $0.25 per share in consideration for $100,000 to a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

In March 2009, we sold 666,667 shares of our common stock and 333,333 warrants to purchase one share of our common stock at an exercise price of $0.30 per share in consideration for $200,000 to the son of a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

For the year ended December 31, 2009, we sold, in a series of transactions, 1,838,096 shares of our common stock and 885,713 warrants to purchase one share of our common stock at an exercise price of $0.35 per share in consideration for $610,000. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

Regarding the registration exemptions pursuant to Rule 506 of Regulation D,  the shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors based upon management's inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

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

Transfer Agent and Registrar

American Stock Transfer & Trust Company is currently the transfer agent and registrar for our common stock. Its address is 59 Maiden Lane, New York, NY 10038. Its phone number is (212) 936-5100.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our securities authorized for issuance as of March 25, 2011, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:	2,490,000	$0.42	10,010,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	2,490,000	$0.42	10,010,000

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

Issuer Purchases of Equity Securities.

None

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (rounded to thousands of dollars).

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in securing new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing facility capacity and quality of the labor pool for such large scale manufacturing. We also sold and shipped one CSRV natural gas powered industrial electric power generator to Almont Energy, Inc. We are continue to be engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the Years Ended December 31, 2010 and 2009

Our principal business activities and efforts during 2010 and 2009 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start up of large scale manufacturing operations, (ii) developing plans for transitioning to large scale manufacturing in anticipation of our CSRV system technology achieving widespread market acceptance, (iii) applying our technology to engines for products in additional economically viable markets; and (iv)  producing and shipping a CSRV natural gas powered industrial electric power generator to Almont Energy, Inc.

Sales amounted to $159,000 for the year ended December 31, 2010 arising from the sale of a CSRV natural gas powered industrial electric power generator to Almont Energy, Inc. Gross margin on this sale after costs of sales of $96,000 amounted to $63,000. There were no sales for the year ended December 31, 2009.

Revenues from research and development for the years ended December 31, 2010 and 2009, which amounted to $850,000 and $840,000, respectively, consisted of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement which was assigned by WWE to Almont.

Research and development expenses increased by $180,000 in 2010 to $483,000 from $303,000 in 2009. This increase primarily resulted from efforts to revise certain component materials in the CSRV engine generator which resolved a performance issue caused by oxidation; and, development of a new device which utilizes the heat energy generated by the engine exhaust to power an engine that works in concert with the CSRV technology to achieve higher fuel efficiency.  Compensation and benefits allocated to research and development expenses increased to $326,000 in 2010 from $177,000 in 2009. Stock-based compensation allocated to research and development expenses decreased to $10,000 in 2010 from $123,000 in 2009. Parts and materials utilized in research and development increased to $172,000 in 2010 from $4,000 in 2009.

General and administrative expenses decreased by ($1,126,000) or (52.2%) to $1,060,000 in 2010 from $2,186,000 in 2009. This ($1,126,000) decrease included a ($424,000) decrease in legal and professional fees, a ($391,000) decrease in non-cash stock based compensation expense, a ($179,000) decrease in rent expense due to termination of a lease in June 2009, a ($129,000) decrease in compensation and benefits, a ($54,000) decrease in marketing expenses, a ($24,000) decrease in office expenses, a ($16,000) decrease in printing costs and an ($11,000) decrease in travel and entertainment expenses, offset by a $27,000 increase in shop expenses and parts, a $25,000 increase in investor relations expenses, a $13,000 increase in occupancy costs, an $8,000 increase in repairs and maintenance, a $6,000 increase in tools, a $5,000 increase in franchise and local taxes, a $3,000 increase in freight, a $2,000 increase in equipment rental costs, a $2,000 increase in patent maintenance costs and a net increase in other general and administrative expenses of $11,000.

For the year ended December 31, 2010, other operating expense amounted to ($53,000), which was comprised of the change in the fair value of an embedded derivative liability related to the variable conversion rate on our convertible promissory notes. Other operating income in 2009 was comprised of a gain on sale of real estate of $978,000. The amount of gain reported was based on the accounting requirements applicable to sale/leaseback transactions.

Depreciation and amortization expense increased to $79,000 in 2010 from $32,000 in 2009 primarily as a result of the reacquisition of our headquarters facility in June 2009 which was depreciated for a full year in 2010 and only six months in 2009. Depreciation also increased in 2010 due to the capitalization of two demonstrator engine generators in the first quarter of 2010, one of which was utilized for production parts in the fourth quarter of 2010.

A loss from operations of ($761,000) was incurred in 2010 compared with a loss from operations of ($703,000) in 2009. This net change resulted from gross margin earned in 2010 amounting to $63,000, a reduction in general and administrative expenses of $1,126,000, offset by an increase in research and development expenses of $180,000, an increase in depreciation and amortization of $47,000, no gain on sale of real estate being recognized in 2010 compared with a $978,000 gain on sale of real estate being recognized in 2009 and a change in the embedded derivative liability related to our convertible promissory notes in 2010, amounting to $53,000.

Interest expense increased to $289,000 in 2010 from $104,000 in 2009. Interest expense in 2010 consisted of mortgage loan interest of $133,000, interest related to convertible promissory notes of $71,000, interest on promissory notes to related parties of $68,000, amortization of deferred financing costs of $17,000 and interest on the 10% convertible promissory notes of $1,000. Interest expense in 2009 consisted of $73,000 of mortgage loan interest, amortization of deferred financing costs of $19,000, interest on notes to related parties of $11,000 and interest on the 10% convertible promissory notes of $2,000.

In 2010 and 2009, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

For the year ended December 31, 2010, we incurred a net loss of ($1,050,000) or $0.00 per share, as compared with net loss of ($807,000) or $0.00 per share for 2009.

Liquidity and Capital Resources

Our cash position at December 31, 2010 was $53,000, a decrease of ($200,000) from the cash position of $253,000 at December 31, 2009. We had a working capital deficit of ($3,182,000) at December 31, 2010 which represents a ($810,000) decrease from the ($2,371,000) of negative working capital at December 31, 2009. Our current liabilities of $3,740,000 at December 31, 2010 increased by $488,000 from $3,252,000 at December 31, 2009. This increase primarily resulted from issuance of convertible promissory notes amounting to $204,000, issuance of additional promissory notes to related parties, net of repayments amounting to $164,000, the receipt of unearned revenue for engine generator orders amounting to $144,000, an increase in accounts payable and accrued liabilities amounting to $79,000 and the recording of a derivative liability related to convertible promissory notes in the amount of $85,000.

Operating activities utilized cash of ($603,000) for the year ended December 31, 2010, a reduction of $657,000 from the cash utilized for operating activities of ($1,260,000) for the year ended December 31, 2009. Cash utilized by operating activities in the year ended December 31, 2010 resulted primarily from (i) a cash basis net loss of ($617,000) (after adding back non-cash interest expense of $147,000, research and development expenses not requiring an outlay of cash amounting to $100,000, depreciation and amortization of $79,000, a non-cash change in embedded derivative liability of $53,000, cost of sales not requiring an  outlay of cash of $51,000, non-cash expenses for stock-based compensation expense of $64,000 and after deducting non-cash income of $62,000 from settlement of liabilities upon termination of a joint venture; and, (ii) purchases of inventory amounting to $197,000 and repayment of an amount due to a related party of $13,000, offset by unearned revenue received of $144,000 and an increase in accounts payable and accrued liabilities of $79,000.

For the year ended December 31, 2010, we utilized cash of $25,000 to acquire property, plant and equipment.

Cash generated from financing activities amounted to $428,000 in 2010. This was comprised of proceeds from promissory notes issued to related parties of $239,000, issuance of convertible promissory notes of $204,000, proceeds from private sales of shares of common stock and common stock warrants to the son of a director amounting to $100,000, release of cash of $40,000 maintained in a restricted bank account, offset by repayments of promissory notes to related parties aggregating to $108,000, repayments of our mortgage loan aggregating $40,000 and repayment of a 10% convertible promissory note in the amount of $10,000.

We have incurred recurring losses from operations and as of December 31, 2010, had a stockholders’ deficiency of ($1,124,000). Although we have received additional Release Payments from WWE and Almont Energy of $850,000 and earned a gross profit of $63,000 from the sale of a CSRV engine generator in 2010, we will need to obtain additional working capital in order to continue to cover our ongoing cash expenses beyond the next twelve months. In addition, the initial term of the mortgage loan on our headquarters and research and development facility matures in June 2011.  The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2011 with respect to our financial statements as of and for the year ended December 31, 2010 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2010, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to raise working capital to enable us to commence production of our CSRV system technology products, research and development and general administrative costs in support of such activities. During the years ended December 31, 2010 and 2009, we raised $438,000 and $1,242,000, respectively, of new working capital from sales of our common stock and common stock warrants, issuance of promissory notes to related parties and issuance of convertible promissory notes. We received cash of $159,000 from the sale of a natural gas powered CSRV industrial electric power generator and also received additional cash of $850,000 and $840,000, respectively, of revenue from research and development. In 2010, the Company received unearned revenue of $144,000 from Almont for an order of CSRV engine generators. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010. Almont reported to us that it has been successfully using this unit to demonstrate the features and benefits of our engine technology to prospective investors in its efforts to raise additional working capital to carry out its business plan. We plan to make additional shipments to Almont beginning in the second quarter of 2011.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional Release Payments are currently due us amounting to $5,997,000 under the Escrow Agreement. This balance due continues to represent a potential source of working capital for us. Almont, which has been assigned the Canadian License and rights to the US License is undertaking to raise new equity capital and is required to remit to us 60% of the proceeds from all such new working capital raised, with the exception of proceeds of equipment lease financing transactions. In addition, the annual minimum purchase requirements under both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective upon the commencement of production of the natural gas fueled industrial electric power CSRV engine generators (“CSRV Units”) for Almont). Almont is a privately held company. Its ability to make the Release Payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital and its ability to generate positive cash flow. Thus far, Almont has made nonrefundable payments to us totaling $700,000 in 2010. Prior to Almont becoming the assignee of the Canadian License and rights to the US License, WWE made nonrefundable payments to us totaling $150,000 in 2010, $840,000 in 2009 and $3,313,000 in prior years. There can be no assurance that Almont will be successful in raising the additional equity capital or generating positive cash flow required for this purpose. We continue to seek out new prospective clients interested in licensing our technology; however, there can be no assurance that we will be able to secure such new licensing agreements.

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

We will continue our efforts to seek new sources of additional funding for our working capital in 2011 in order to further support our operations.  Sources of working capital and new funding being pursued by us include (i) additional non-refundable payments of the Release Payment under the Escrow Agreement, (ii) sales of CSRV Units, (iii) sales of common stock and warrants in private transactions, (iv) issuances of promissory notes and convertible promissory notes, (v) new equity investment and/or up front licensing fees from prospective new sublicensees, (vi) a private placement of equity securities; and, (vii) cash down payments from potential new customers. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

At December 31, 2010, current liabilities are primarily comprised of a $1,710,000 mortgage loan which matures in June 2011, $873,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, promissory notes and a convertible note due to a related party aggregating $474,000, $85,000 related to convertible promissory notes, an embedded derivative liability related to our convertible promissory notes of $85,000, unearned revenue of $144,000, $96,000 of accrued compensation, accrued interest expense of $88,000, accounts payable of $86,000, other legal and professional fees of $53,000 and other accrued expenses of $41,000.

We have employment agreements expiring in October 2011 that provide for minimum annual salary payments to two of our executives aggregating $400,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2010 (in thousands of dollars):

		Amount Due Within
	Total	2011
Mortgage loan payable	$1,710,000	$1,710,000
Promissory notes to related parties	464,000	464,000
Employment agreements(1)	333,000	333,000
Convertible promissory notes	204,000	204,000
Maturity of 10% promissory notes	10,000	10,000
Total	$2,721,000	$2,721,000

(1) Our annual obligation under employment agreements would increase to $550,000, upon achieving an adequate level of working capital, as defined.

Total non-cash compensation cost related to nonvested stock options at December 31, 2010 that has not been recognized was approximately $96,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 7 months.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force”. This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions. In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition. This standard became effective for fiscal periods beginning after June 15, 2010. Adoption of this standard did not have a material effect on the Company's financial statements.

Plan of Operation

We have completed development of the CSRV system technology-based generator engine and are devoting substantial efforts to raising sufficient working capital to commence the production phase of our operations. Initially, we intend to sell the CSRV Units to Almont. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. The success of Almont’s business plan is dependent on its ability to raise adequate working capital. Upon raising such needed working capital, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV Unit quantity contemplated in our previous arrangement with WWE. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010. Almont reported to us that it has been successfully using this unit to demonstrate the features and benefits of our engine technology to prospective investors in its efforts to raise additional working capital to carry out its business plan. We plan to make additional shipments to Almont beginning in the second quarter of 2011.Once production of these orders commences, fulfillment is expected to occur over a five year period. We intend to take advantage of the fact that essentially all the components of the CSRV Units may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the CSRV Units in the two following ways:

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Sources of such new working capital include sale of CSRV products, sales of our common stock and warrants through private transactions, issuances of promissory notes and convertible promissory notes, sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional Release Payments from Almont. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

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

We did not engage Meyler in any prior consultations during our fiscal years ended December 31, 2008 and December 31, 2007 or the subsequent periods through the date of Weiser's dismissal regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Meyler concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304 (a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control  - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our board of directors and our executive officers as of March 30, 2011. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates. The board of directors did not meet during the year ended December 31, 2010.

Name	Age	Position

George J. Coates	70	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	40	Director and President, Technology Division

Barry C. Kaye	57	Director, Treasurer and Chief Financial Officer

Dr. Richard W. Evans	79	Director and Secretary

Dr. Frank Adipietro	53	Director *, **

Dr. Michael J. Suchar	55	Director *, **

Richard Whitworth	62	Director *, **, ***

*	Serves as an independent director.
**	Serves as a member of our compensation committee
***	Serves as a member of our audit committee

George J. Coates is our founder and served from organization of our Company until October 2006 as a director of our Company, Chairman of the Board of Directors, President and Chief Executive Officer, Thereafter, he was employed by us in a non-executive position, and was considered by us as to be a significant employee. Effective March 2007, Mr. Coates assumed the position of Chairman of our Board.  He replaced his son Gregory Coates who continues to serve as a Director and President, Technology Division. Mr. Coates was also appointed Chief Executive Officer and President at that time.

George J. Coates served two apprenticeships in Europe while attending the College of Technology in London, and as an associate member of Society of Automotive Engineers (“S.A.E.”) He received The City and Guilds of London for electrical and mechanical engineering. He is a former management director of SCR Motor Engineers of Europe and holds the certificate of Ministry of Transport in the United Kingdom. He worked as an engineer for Rolls Royce and Mercedes Benz, BLMC, Austin, and D. Napier. He holds approximately 300 patents worldwide on innovations and technologies, including the Coates rotary valve system and a turbine engine, among others. He invented coolant disc brakes and a hydraulic suspension. He has delivered lectures and presentations at:

●	RWTH Aachen University, Aachen, Germany,
●	University of Birmingham, Birmingham, England
●	Rutgers University, New Brunswick, New Jersey, USA.

He is a member of the Society of Mechanical Engineers and S.A.E. He received awards in 1995 for achievement in designs in automotive engineering from the S.A.E. He also received awards in 2001 for outstanding achievements in Mechanical engineering from the American Society of Mechanical Engineers. Mr. Coates has extensive experience in international corporate business and has developed many long time associates and contacts in the business and scientific communities around the world.

Gregory Coates became a director of the Company in October 2006, and had served as the Chairman of our Board of Directors until March 2007. In October 2006, he became our President – Technology Division. For more than fifteen years, Gregory Coates has worked with us as a design engineer, working in research and development, designing and building the CSRV system technology and adapting this technology to various existing applications. He created certain of our licensed inventions, and patented certain of them. Gregory Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology in Ireland. He invented and patented the Multi Sequential Fuel Management System, a vital component of our CSRV engines and also holds patents on other innovative technologies.

            Barry C. Kaye became a director of the Company in October 2006 and has been serving as our Treasurer and Chief Financial Officer since October 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey. Mr. Kaye served as Vice President, Finance from 2009 to 2010 for Results Media, LLC, a company that provides direct mail marketing services. From 2006 to 2009, Mr. Kaye served as Vice President, Finance and Operations for Corporate Subscription Management Services, LLC, a company that processes orders as agent for various publishers.  Since 1999, he has been serving as an Executive Business Consultant with BCK Business Consulting which provides various business consulting services to the business community. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel, a registered broker-dealer that distributes bonds of the government of Israel.  He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc., a company engaged in sales and distribution of video games and other forms of digital entertainment media from 2003 to 2004.  From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation, a $3.5 billion company engaged in sales and distribution of consumer electronics, office equipment products and microelectronic components, where he was responsible for all finance and “back office” operations. From 1976 to 1987, Mr. Kaye was a Senior Audit Manager for Arthur Andersen & Co.  He is a member of the American Institute of Certified Public Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants.  Mr. Kaye received his Bachelor of Science in Accounting degree, graduating with Cum Laude distinction from Brooklyn College of the City University of New York.

Richard W. Evans became a director of the Company in May 1996.  Dr. Evans holds an ED.D degree from Rutgers University and served as Supervisor of the Highland Park School in Highland Park, New Jersey, a post held for more than five years until his retirement in June 1996.

Michael J. Suchar became a director of the Company in May 1996. Dr. Suchar earned a Doctor of Dental Surgery degree from Temple University School of Dental Medicine. He also earned a Bachelors of Science degree from Villanova University. Dr Suchar attained the position of Director of Dental Medicine, St Christopher’s Hospital for Children, Philadelphia, PA. He serves on the Medical Executive Committee at St Christopher’s, along with other hospital committees. He has been practicing pediatric dentistry for more than twenty years.  Dr. Suchar also has a patented invention in the field of aviation security.

Frank J. Adipietro became a director of the Company in October 2006. Dr. Adipietro earned an M.D. degree from Downstate Medical School, Brooklyn, New York. He has also earned an undergraduate degree from New York University, graduating with Phi Beta Kappa and Magna Cum Laude distinction. He has been practicing in the area of anesthesia and interventional pain management for more than twenty years.  He serves as President of the Medical Staff at Eastern Long Island Hospital in Greenpoint, New York since 2009 and serves on numerous hospital committees.  He was affiliated with Lenox Hill Hospital, New York, NY for more than ten years in the field of anesthesiology.

Richard Whitworth became a director of the Company in October 2006. Mr. Whitworth earned a Bachelor of Science degree from the University of Florida and has completed extensive post-graduate coursework and seminars in Law, Public Administration, Health Policy, Finance, Criminal Justice, Social Work and Education.  He has been serving as the president of the Whitworth Group Inc. for more than the past 20 years. The Whitworth Group specializes in governmental and public relations, organizational development and financial services. Prior to that, he was the Director for the DWI Program Office for the Florida Supreme Court from 1979 to 1987. From 1976 to 1978 he was the Director of Prevention for the Florida Association Drug Abuse Treatment and Education Centers, Inc. From 1974 to 1976 he served as Specialist, Health and Mental Health, Aging Program Office for the Department of Health and Rehabilitation Services. Prior to that, he was the Director of Prevention for the Drug Abuse Program under the direction of the Department of Health and Rehabilitation Services.

Family Relationships

George J. Coates is the father of Gregory Coates. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager of the Company. No other family relationships exist between the directors and executive officers of the Company.

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

Audit Committee

The audit committee’s responsibilities include:  appointing, approving the compensation of, and assessing the independence of our independent auditor;  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor;  reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;  discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements, if any.

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

During the year ended December 31, 2010, the Audit Committee held one meeting. In connection with the audit of our financial statements as of and for the years ended December 31, 2010 by Meyler & Company, LLP (“Meyler”), our Independent Public Accounting Firm, our audit committee has discussed with Meyler the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the audit committee has received the written disclosures and the letter from Meyler required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Meyler their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for the years ended December 31, 2010 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

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

The Compensation Committee did not meet during the year ended December 31, 2010.

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

Involvement in Certain Legal Proceedings

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith's performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and certain directors have instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion, together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith's Cross Motion and the Company's motion for summary judgment. Efforts by the court to settle this matter have been unsuccessful. Trial is currently scheduled to commence on April 4, 2011. We intend to vigorously defend against Mr. Goldsmith's claims and pursue our counterclaims. The countersuit filed by certain directors of the Company was dismissed due to an unresolved illness of one of the plaintiffs. This suit may be reinstituted upon resolution of this illness.

A lawsuit naming certain of the Company's officers and directors and other related and unrelated parties as co-defendants, along with WWE which was brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al and a countersuit instituted by the Company and WWE were settled in March 2009 through mediation. Pursuant thereto, the Company and WWE each paid $92,500 to one of the plaintiffs. The Company's $92,500 portion of the settlement was charged to expense in December 2008. All parties executed mutual releases and all claims have been dismissed with prejudice. As a condition of the settlement, one of the plaintiffs endorsed to the Company a stock certificate evidencing 25,000 shares of the Company's common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status.

In March 2010, one of the Company's vendors notified the Company of its contention that it is owed $160,000, plus accrued interest, for services rendered in 2007. At a meeting with the vendor in the second quarter of 2010, the vendor acknowledged that it did not have documentation to support its claim. Since that meeting, the Company has not received any further communications from this vendor. The Company believes there is no basis in fact to support the vendor's contention and it is not likely that the vendor can prevail with its position. Accordingly, no amount has been recorded for this unasserted claim.

The officers and directors of the Company are not a party to any other litigation that is material to the Company's business.

Section 16(a) Beneficial Ownership Reporting Compliance

We know of no person, who, at any time during the fiscal year ended December 31, 2010 to the date hereof, was a director, officer or beneficial owner of more than ten percent of any class of our equity securities (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to us under Rule 16(a)-3(d), we know of no Reporting Person that failed to file the required reports within the required time limits.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers for years ended December 31, 2010 and 2009:

Summary Compensation Table

				Option	All Other
Name and Principal Position	Year	Salary		Awards	Compensation

George J. Coates (1) Chief Executive Officer and President	2010	$311,394	(1)	(1)	$10,000	(4)
	2009	$269,231	(1)	(1)	(4)

Barry C. Kaye (2) Chief Financial Officer and Treasurer	2010	$-		(2)	$102,018	(2)
	2009	$-		(2)	$102,393	(2)

Gregory Coates (3) President, Technology Division	2010	$176,602	(3)	(3)	(4)
	2009	$158,654	(3)	(3)	(4)

(1)           In April 2007, we executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GJC Agreement, which became effective as in October 2006, is for five years.  The GJC Agreement originally provided for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the board of directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  In August 2008, the board of directors authorized an increase in Mr. Coates’ annual base compensation to $250,000. The GJC Agreement further provides that upon achieving a sufficient level of working capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and he will be entitled to a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also be provided with a $2 million life insurance policy and will cooperate with us in securing key-man life insurance. In accordance with the GJC Agreement, in April 2007, we granted Mr. Coates 1,000,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. In November 2009, we granted 50,000 stock options to purchase shares of our common stock at an exercise price of $0.43 per share. In November 2011, we granted 285,000 stock options to purchase shares of our common stock at an exercise price of $0.40 per share.

(2)           These amounts represent payments to Mr. Kaye for consulting services provided to us during 2010 and 2009, respectively. In April 2007, we granted to Mr. Kaye 125,000 options to purchase shares of our common stock at an exercise price of $0.44 per share. These options are fully vested.

(3)           In April 2007, the Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006.   The term of the GC Agreement, which became effective as of October 2006, is for five years.  The GC Agreement originally provided for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board of directors authorized an increase in Gregory Coates’ annual base compensation to $150,000. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000; he will become eligible for an annual performance bonus, a company-provided automobile and a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will cooperate with the Company in securing key-man life insurance. In accordance with the GC Agreement, on April 2007, we granted to Gregory Coates 500,000 options to purchase shares of our common stock at an exercise price of $0.44 per share.

(4)           George J. Coates and Gregory Coates were provided with health care, dental care and life insurance benefits amounting to approximately $27,400 and $12,200, respectively, in 2010 and amounting to approximately $16,900 and $7,500, respectively in 2009. In addition, in 2010, pursuant anti-dilution provisions applicable to Mr. Coates, he received 4,001 shares of Series A Preferred Stock valued at $10,000 which entitle the holder to 10,000 votes per share at all matters brought before a vote of the common stockholders.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to the Executives of the Company as of December 31, 2010:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-		-	$0.44	10/23/2021
	50,000	-		-	$0.43	11/3/2024
	285,000	285,000	(1)	-	$0.40	11/18/2025
Gregory Coates	500,000	-		-	$0.44	10/23/2021
Barry C. Kaye	125,000	-		-	$0.44	10/17/2021

(1) These stock options shall become fully vested on November 19, 2011.

Vesting of the stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

Director Compensation

A compensation program was adopted by the board of directors in March 2007 which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our 2006 Stock Option and Incentive Plan to purchase our common stock at an exercise price equal to the quoted closing price of our stock on the day prior to the date of grant. In March 2007, our four non-employee directors were each granted 25,000 stock options to purchase shares of our common stock at an exercise price of $0.44 per share. One-fourth of these stock options will vest on each of the first four annual anniversary dates after the date of grant.

The following table summarizes the components of director compensation:

Name of Director	Year Ended December 31,	Fees Earned or Paid in Cash	Stock Options Awarded	Total Compensation

Dr. Frank J. Adipietro	2010	$-	$17,700	$17,700
	2009	$-	$13,600	$13,600
Dr. Richard W. Evans	2010	$-	$-	$-
	2009	$-	$12,340	$12,340

Employment contracts and termination of employment and change-in-control arrangements

In October 2006, we signed employment contracts with George J. Coates and Gregory Coates, who are serving as our employees. These employment agreements were amended and restated in April 2007.

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

2 These Options were granted in 2007 and are fully vested. In November 2009, we granted an additional 50,000 stock options which have fully vested to George J. Coates to purchase shares of our common stock at an exercise price of $0.43 per share. In November 2010, we granted an additional 285,000 stock options which will vest in November 2011 to George J. Coates to purchase shares of our common stock at an exercise price of $0.40 per share.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2011 for:

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

Percentage ownership calculations are based on 277,346,721 shares outstanding as of March 25, 2011. Addresses of named beneficial owners are c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
	Outstanding Shares		Right to Acquire Within 60 Days After	Shares Beneficially Owned
Name and Address of Beneficial Owner	Beneficially Owned		December 31, 2010	Number		Percentage

George J. Coates	208,272,760	1	1,050,000	209,322,760	1	74.91%

Gregory Coates	14,032,520		500,000	14,532,520		5.20%

Dr. Frank Adipietro	1,203,222		70,000	1,273,222		0.46%

Dr. Richard Evans	860,000		70,000	930,000		0.33%

Barry C. Kaye	219,000		125,000	344,000		0.12%

Dr. Michael J. Suchar	130,800		20,000	150,800		0.05%

Richard Whitworth	-		20,000	20,000		0.01%

All executive officers and directors as a group (7 persons)	224,718,302		1,855,000	226,573,302		81.08%

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse, beneficial ownership of which is disclaimed by George J. Coates.

George J. Coates owns 14,966 shares of Series A Preferred Stock which entitles him to 149,660,000 votes at all matters brought before the common stockholders for a vote.  When added to the votes he is entitled to from his shares of common stock owned this represents an aggregate voting interest representing 87.11%.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In November 2010, the Company received $6,037 from Bernadette Coates, the spouse of George J. Coates and issued a promissory note which is payable on demand and provides for interest at the rate of 17% per annum, compounded monthly.

In November 2010, the Company received $50,000 from one of its directors and issued a promissory note which is payable on demand and provides for interest at the rate of 17% per annum, compounded monthly.

In October and November 2010, the Company received $27,500 from George J. Coates in a series of transactions and issued promissory notes which are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

In September 2010, the Company received $8,000 from George J. Coates and issued a promissory note which was payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. The principal amount of this note was repaid one week later.

In July and October 2010, the Company received $75,000 and $80,000, respectively from The Coates Family Trust, a trust owned and controlled by George J. Coates and issued promissory notes which are payable on demand and  provide for interest at the rate of 17% per annum, compounded monthly.

In October 2009, the Company received $100,000 from The Coates Family Trust and $100,000 from one of its directors and issued promissory notes which are payable on demand. In December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which is payable on demand. The proceeds of these promissory notes were used for general working capital purposes. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly and a transaction fee of $7,500 related to each promissory note payable at maturity. For accounting purposes, the transaction fees will be amortized to interest expense over the term of the promissory notes resulting in a combined effective annual rate of interest of approximately 28.7%. In March 2010, the promissory note to the Coates Family Trust was prepaid in full, including accrued interest and transaction fees of $10,000.

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the two years ended December 31, 2010, is summarized as follows (rounded to thousands of dollars):

	2010	2009

George J. Coates (a) (b)	$321,000	$286,000
Gregory Coates (a)	177,000	166,000
Bernadette Coates	75,000	77,000

(a)	Includes compensation paid in 2010 and 2009 for vacation earned but not taken.
(b)
For the year ended December 31, 2010, George J. Coates received 4,001 shares of Series A Preferred Stock which entitles the holder to 10,000 votes per share at all matters brought before the common stockholders for a votes. The estimated fair value of these shares of $10,000 is included in the reported amount of compensation for 2010.

Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $102,000 and $102,000 in 2010 and 2009, respectively.

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

Audit Fees

On January 4, 2010 we engaged Meyler & Company, LLC (“Meyler”), Certified Public Accountants as our Independent Registered Public Accounting Firm and dismissed Weiser LLP (“Weiser”).

In 2010, Meyler billed us in the aggregate $65,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2009 included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2010.

In 2009, Weiser billed us in the aggregate $131,415 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2008 included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2009.

Audit-related Fees

Meyler did not perform nor bill the Company for any audit-related services during the last two fiscal years.

Weiser did not perform nor bill the Company for any audit-related services during the last two fiscal years.

Tax Fees

In 2010, Meyler billed us $6,000 for professional services rendered for tax related services for the tax year ended December 31, 2009.

In 2009, Weiser billed us $6,000 for professional services rendered for tax related services for the tax year ended December 31, 2008.

All Other Fees

Meyler did not perform nor bill the Company for any other services during the last two fiscal years.

Weiser did not perform nor bill the Company for any other services during the last two fiscal years.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

(1)	Financial Statements.

Audited financial statements of Coates International, Inc. as of December 31, 2010 and 2009 and for the years then ending are presented on pages F-1 to F-33.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

Exhibit No.		Description

3.1 @	-	Restated Certificate of Incorporation

3.1(i) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) ◆	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.2 @	-	Bylaws

10.1 +	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 +	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 +	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 ^	-	Confirmation Letter between the Company and Well to Wire Energy Inc. dated July 7, 2006

10.5 ~	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.6 ☑	-	License Agreement between the Company and Coates Trust dated October 23, 2006

10.7 ☑	-	Amended and Restated Employment Agreement between the Company and George J. Coates dated April 6, 2007

10.7 ☑	-	Amended and Restated Employment Agreement between the Company and Gregory Coates dated April 6, 2007

10.8 ☑	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.9 ▲	-	Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.10 ▲	-	Registration Rights Agreement between the Company and Dutchess Private Equities Fund, Ltd. dated April 26, 2007

10.11 ¢	-	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.12Ã	-	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.13Ã	-	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.14º	-
Letter from Weiser LLP to the Securities and Exchange Commission dated January 6, 2010 regarding the circumstances of their dismissal by the Company as its Independent Registered Public Accounting Firm

10.15¦	-
Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

10.16Ó	-
Securities Purchase Agreement between the Company and Asher Enterprises, Inc. covering the sale of a $78,500 convertible promissory note, dated August 19, 2010. Substantially identical Securities Purchase Agreement between the Company and Asher Enterprises, Inc. covering the sale of $67,500, $58,000 and $32,500 of convertible promissory notes, dated September 20, 2010, November 30, 2010 and February 2, 2011, respectively are not being filed as exhibits.

10.17Ó	-
$78,500 Convertible Promissory Note, dated August 19, 2010, issued to Asher Enterprises, Inc. Substantially identical Convertible Promissory Notes issued to Asher Enterprises, Inc. in the principal amounts of $67,500, $58,000 and $32,500 dated September 20, 2010, November 30, 2010 and February 2, 2011, respectively are not being filed as exhibits.

10.18Ó	-	Investment Agreement, dated August 20, 2010, between the Company and Dutchess Opportunity Fund II, LP

10.19Ó	-	Registration Rights Agreement, dated August 20, 2010, between the Company and Dutchess Opportunity Fund II, LP

10.20Ý		Preliminary Letter of Intent to Merge with Heavy Equipment Manufacturer in China, dated December 3, 2010.

31.1Ý	-	Certification of George J. Coates pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2Ý	-	Certification of Barry C. Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32Ý	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 _______________

@  Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 000-33155.

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

¦ Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Ó     Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2010.

Ý   Filed herewith.

There were no reports required to be filed with the Securities and Exchange Commission on Form 8-K during the last quarter of the fiscal year ended December 31, 2010.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2011.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George J. Coates George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)	March 29, 2011
/s/ Gregory Coates Gregory Coates	Director, President-Technology Division	March 29, 2011
/s/ Barry C. Kaye Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)	March 29, 2011
/s/ Richard W. Evans Richard W. Evans	Director and Secretary	March 29, 2011
/s/ Michael J. Suchar Michael J. Suchar	Director	March 29, 2011
/s/ Frank Adipietro Frank Adipietro	Director	March 29, 2011
/s/ Richard Whitworth Richard Whitworth	Director	March 29, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual reports or proxy statements have been or will be furnished to security holders for the registrant’s last fiscal year and there have been no annual or other meetings of securities holders.

Coates International, Ltd.

Index to the Financial Statements

December 31, 2010 and 2009

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying balance sheets of Coates International, Ltd. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2010. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company continues to have negative cash flows from operations, recurring losses from operations, and a stockholders’ deficiency.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, New Jersey
March 30, 2011

Coates International, Ltd
As of December 31,
Balance Sheets

	2010	2009
		(Consolidated)
Assets
Current Assets
Cash	$53,360	$252,902
Restricted cash	61,643	100,813
Other receivables	11,440	-
Inventory, net	431,999	511,189
Deferred financing costs and other assets	-	16,042
Total Current Assets	558,442	880,946
Property, plant and equipment, net	2,368,680	2,282,105
Deferred licensing costs, net	63,866	68,149
Total Assets	$2,990,988	$3,231,200

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,242,842	$1,169,518
Due to related party	-	12,500
Unearned revenue	144,124	-
Promissory notes to related parties	463,537	300,000
Mortgage loan payable	1,710,000	1,750,000
Convertible promissory notes, net of unamortized discount	84,700	-
Derivative liability related to convertible promissory notes	84,800	-
10% Convertible note	10,000	20,000
Total Current Liabilities	3,740,003	3,252,018
License deposits	375,000	375,000
Total Liabilities	4,115,003	3,627,018

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 14,001 and 10,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	14	10
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 275,906,253 and 275,496,253 shares issued and outstanding at December 31, 2010 and 2009, respectively	27,591	27,550
Additional paid-in capital	22,553,853	22,231,753
Accumulated deficit	(23,705,473)	(22,655,131)
Total Stockholders' Deficiency	(1,124,015)	(395,818)
Total Liabilities and Stockholders' Deficiency	$2,990,988	$3,231,200

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
For the Years Ended December 31,

	2010	2009
		(Consolidated)

Sales	$159,000	$-
Cost of Sales	95,517	-
Gross Margin	63,483	-
Revenue from research and development	850,000	840,000
Total Revenues	913,483	840,000

Expenses:
Research and development costs	483,185	303,552
General and administrative expenses	1,059,572	2,186,014
Depreciation and amortization	79,108	31,900
	1,621,865	2,521,466
Other Operating Income (Expense):
Gain on sale of land and building	-	978,479
Change in estimated fair value of embedded derivative liabilities	(53,000)	-
	(53,000)	978,479
(Loss) Income from Operations	(761,382)	(702,987)
Interest expense, net	288,960	103,769
(Loss) Income Before Income Taxes	(1,050,342)	(806,756)
Provision for income taxes	-	-
Net (Loss) Income	$(1,050,342)	$(806,756)

Basic net (loss) income per share	$-	$-
Basic weighted average shares outstanding	275,518,171	274,296,319
Diluted net (loss) income per share	$-	$-
Diluted weighted average shares outstanding	275,518,171	274,296,319

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Stockholders' Deficiency

	Series A Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2009	-	$-	273,126,636	$27,313	$20,722,899	$(21,848,375)	$(1,098,163)
Issuance of Series A Preferred Stock to George J. Coates	10,000	10			9,990		10,000
Issuance of common stock to son of a director			1,838,096	184	609,816		610,000
Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd.			556,521	56	332,343		332,399
Retirement of common stock received from litigation settlement			(25,000)	(3)	3		-
Stock-based compensation expense					556,702		556,702
Net loss for the year						(806,756)	(806,756)
Balance, December 31, 2009	10,000	$10	275,496,253	27,550	22,231,753	(22,655,131)	(395,818)
Issuance of Series A Preferred Stock to George J. Coates	4,001	4			9,996		10,000
Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd.			10,000	1	3,644		3,645
Issuance of common stock to son of a director			400,000	40	99,960		100,000
Stock-based compensation expense					54,100		54,100
Embedded conversion feature from Convertible Promissory Notes					154,400		154,400
Net loss for the year						(1,050,342)	(1,050,342)
Balance, December 31, 2010	14,001	$14	275,906,253	$27,591	$22,553,853	$(23,705,473)	$(1,124,015)

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Statements of Cash Flows
For the Years Ended December 31,

	2010	2009
		(Consolidated)

Cash Flows from Operating Activities:	$(1,050,342)	$(806,756)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Cost of sales not requiring an outlay of cash during the period	51,526	-
Accrued interest not paid	147,407	43,079
Research & development expenses not requiring an outlay of cash during the period	99,656	-
Non-cash income from settlement of liabilites upon termination of joint venture	(61,500)	-
Depreciation and amortization	79,108	31,900
Stock based compensation expense	64,100	(978,479)
Change in embedded derivative liability	53,000	556,702
Gain on sale of land and building	-	-
Other non-cash expenses	-	2,500
Changes in operating assets and liabilities
Inventory	(196,640)	(23,641)
Prepaid expenses and other assets	-	4,679
Accounts payable and accrued liabilities	79,127	(102,774)
Due to related party	(12,500)	12,500
Unearned revenue	144,124	-
Net cash (used in) operating activities	(602,934)	(1,260,290)
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(24,790)	(2,075,346)
Net cash used in investing activities	(24,790)	(2,075,346)
Cash flows used in financing activities:
Issuance of promissory notes to related parties	238,537	300,000
Issuance of convertible promissory notes	204,000	-
Issuance of common stock and warrants	103,645	942,399
(Repayment) proceeds of mortgage loan	40,000	(100,813)
Repayment of promissory note to related party	(40,000)	1,750,000
Repayment of 10% convertible note	(108,000)	-
Release from (establishment of) interest reserve	(10,000)	-
Deferred financing costs	-	(25,000)
Net Cash Provided by Financing Activities	428,182	2,866,586
Net Decrease in Cash	(199,542)	(469,050)
Cash, beginning of year	252,902	721,952
Cash, end of year	$53,360	$252,902

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$146,063	$61,615

Cash security deposit applied towards purchase of reacquired land and building	$-	$195,000

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of this technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from sales of stock, short term promissory notes, capital contributions, loans made by George J. Coates, fees received from research and development of prototype models and licensing fees. The Company has incurred substantial cumulative losses from operations since its inception. The Company expects that losses from operations will continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues.  These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2010, had a stockholders’ deficiency of $1,124,000. The Company will be required to renegotiate the terms of an extension of a $1,710,000 mortgage loan which matures in June 2011, or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the end of 2010, the Company had negative working capital of ($3,182,000) compared with negative working capital of ($2,371,000) at the end of 2009.

During the years ended December 31, 2010 and 2009, the Company raised $428,000 and $1,242,000, respectively, of new working capital from sales of its common stock and common stock warrants, issuance of promissory notes to related parties and the issuance of convertible promissory notes, net of repayments of a promissory note to a related party and a 10% convertible promissory note. We also earned gross profit of $63,000 from the sale of a CSRV engine generator and received cash of $850,000 and $840,000, respectively, of revenue from research and development. The Company shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010. Almont reported to us that it has been successfully using this unit to demonstrate the features and benefits of the Company’s engine technology to prospective investors in its efforts to raise additional working capital to carry out its business plan. The Company plans to make additional shipments to Almont beginning in the second quarter of 2011.The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financials statements for the year ended December 31, 2009 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2010.

Principles of Consolidation

In March 2010, the Company terminated it joint venture arrangement with Coates Finance Management, LLC (“CFM”), a wholly owned subsidiary for accounting and reporting purposes. As of the effectiveness of the termination of this Joint Venture, the accounting for CFM as a consolidated subsidiary ceased.

For the year ended December 31, 2009, the financial statements of the Company were consolidated with the accounts of Coates Finance Management, LLC, a wholly owned subsidiary for accounting and reporting purposes. All significant intercompany transactions and accounts were eliminated in consolidation.

Revenue Recognition

Sales and cost of sales are recognized at the time of shipment provided the risk of loss has transferred to the customer and collection of the sales price is reasonably assured. Shipping arrangements and costs are the responsibility of the customer.

Unearned revenue represents deposits from customers for orders of CSRV system technology products. Revenue is recognized as described above.

Licensing deposits, which are non-refundable, received from the granting of sub-licenses, are recognized as earned, generally commencing upon the completion of certain tests and acceptance by the licensee.  At that time, license revenue will be recognized ratably over the period of time that the sub-license has been granted using the straight-line method.  Upon termination of a sub-license agreement, non-refundable license deposits, less any costs related to the termination of the sub-license agreement, are recognized as revenue. Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred.  Advertising expense amounted to $28,000 and $83,000 for the years ended December 31, 2010 and 2009, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful life of the assets: 40 years for buildings and building improvements, 3 to 7 years for machinery and equipment and 5 to 10 years for furniture and fixtures.  Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

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

We evaluate any uncertain tax positions for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. In the event recognition of an uncertain tax position is indicated, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This process of evaluating and estimating uncertain tax positions and tax benefits requires the consideration of many factors, which may require periodic adjustments and which may not accurately forecast actual outcomes. Interest and penalties, if any, related to tax contingencies would be included in income tax expense.

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the years ended December 31, 2010 and 2009. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 17, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

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

The Company had been highly dependent on Almont Energy Inc. (“Almont”) for cash flows, revenues and profits. Pursuant to an assignment agreement in early 2010, Almont became the successor in interest to Well to Wire Energy, Inc. (“WWE”) with respect to a research and development agreement, an exclusive sub-licensing agreement covering the sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“CSRV Units”) for use in the generation of electrical power within the territory of Canada and the rights, subject to the provisions of a related escrow agreement, to an exclusive sub-licensing agreement covering the sale and distribution of CSRV Units for use in the generation of electrical power within the territory of the United States (the “Almont Agreements”). At December 31, 2010, Almont was obligated to the Company under the Almont Agreements for $5,997,000.  During the years ended December 31, 2010 and 2009, the Company received additional payments toward this amount from Almont and WWE aggregating $850,000 and $840,000, respectively. In addition, Almont is also obligated to remit an additional $49 million toward the licensing fee provided for under the US License Agreement.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Other Assets, Accounts Payable and Accrued Liabilities and Other Liabilities

With the exception of convertible promissory notes, the carrying amount of these items approximates their fair value because of the short term maturity of these instruments. The convertible promissory notes are reported at their estimated fair value determined as described in more detail in Note 16.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

4. LICENSING AGREEMENT AND DEFERRED LICENSING COSTS

In April 2007, a prior license agreement with George J. Coates and Gregory Coates was amended and restated (the “Amended Coates License Agreement”). Under the Amended Coates License Agreement, George J. Coates and Gregory Coates granted to the Company an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV system technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with the Company. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate. The employment agreements with George J. Coates and Gregory Coates contain two-year non-compete provisions relating to the CSRV Intellectual Property in the event either of them is terminated for cause, as defined, or if either of them terminates their employment without good reason, as defined.

Under the Amended Coates License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property.

At December 31, 2010 and 2009, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $64,000 and $68,000, respectively. Amortization expense for the years ended December 31, 2010 and 2009 amounted to $4,000 and $4,000, respectively.

5. AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This sublicense provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement had not been reduced to the form of a signed written agreement.

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

In early 2010, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the Escrow Agreement, to Almont Energy Inc. (“Almont”), a privately held, independent third party entity based in Alberta, Canada. In connection with the assignment, the Company waived all events of default by WWE under the Escrow Agreement. The Company also waived the provisions of the Escrow Agreement requiring the payment of interest on the unpaid balance of the Release Payment.

The escrow agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. Almont and WWE have been making periodic nonrefundable payments to the Company to pay down the Release Payment including payments of $850,000 and $840,000 during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the remaining balance of the Release Payment was $5,997,000. Since early 2010, Almont has not been able to remit any additional funds towards the Release Payment. This has delayed the Company’s plans to commence production of its CSRV Units.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

•
The Release Payment Date, as defined in the Escrow Agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $6 million. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the Coates system technology for industrial engines designed to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

●	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.
●	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Licensee will automatically lose its exclusivity. In such a case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

●	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

The US License

The US License will, upon Almont satisfying the Release Payment, grant to Almont the right to use, sell and lease within the defined territory, Licensed Products manufactured by the Company which are designed to generate electrical power.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines.

The manufacture of any Licensed Products by Sublicensee is prohibited.  Sublicensee is required to procure all internal combustion engines incorporating the CSRV Valve System from the Company or its designee. The license granted to Sublicensee is exclusive within the Territory, provided that Sublicensee satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates Engines and all component parts. The agreement also grants Sublicensee a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Products for the generation of electrical power.

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, assumes the purchase of a substantial number of CSRV units over the next 5 years. Almont’s purchase of CSRV Units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV Units quantity contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

6. COOPERATION AGREEMENT WITH TONGJI UNIVERSITY OF CHINA

In June 2010, the Company and the Coates Family Trust entered into a Cooperation Agreement with Tongji University of China (the “University”) for the purpose of enabling the University to undertake an evaluation and testing of the CSRV engine technology. The results of the evaluation and testing will be used to determine if, and to what extent, the engine technology could be applied in the manufacture and distribution of products in China. The Company is required to deliver to the University a 1600cc, 4-cylinder CSRV engine and a 1600cc, 4-cylinder poppet valve engine to facilitate comparison. The University is responsible for obtaining any required regulatory approvals in connection with the evaluation and testing activities. The costs and expenses of testing and evaluation of the engine shall be the responsibility of the University. The Company is required to provide technical assistance, as needed, to optimize the success of the evaluation and testing.

The University will promptly furnish the Company with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, Coates will sublicense the CSRV technology to Chinese engine manufacturers for the territory to be defined in connection with any such licenses granted to Chinese manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement which provides for protection of the CSRV technical information and patents. The Coates Family Trust has expressed its intention to license the CSRV system technology rights to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers.

7. INVENTORY

Inventory at December 31, consisted of the following:

	2010	2009
Raw materials	$447,000	$390,000
Work-in-process	136,000	32,000
Finished goods	-	240,000
Less: Reserve for obsolescence	(151,000)	(151,000)
Total	$432,000	$511,000

8. INVESTMENT IN COATES FINANCE MANAGEMENT, LTD.

In October 2009, the Company entered into a joint venture (“JV”) arrangement with an independent third party for the purpose of undertaking a private offering of collateralized zero coupon bonds to institutional investors. A new entity, Coates Finance Management, LLC (“CFM”) was formed to carry out the objectives of the joint venture. The Company owned 90% of CFM; however, 100% of the JV entity’s profits and losses were to be allocated to the Company. This entity was being accounted for as a wholly-owned, consolidated subsidiary.

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

9. LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 license deposit received in prior years from WWE as a down payment on the Canadian License.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2010	2009
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	71,000
Machinery and equipment	658,000	522,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,831,000
Less: Accumulated depreciation	(610,000)	(549,000)
Total	$2,369,000	$2,282,000

Depreciation expense amounted to $75,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively.

11. TERMINATION OF LEASE

The Company had been leasing its headquarters facility under a lease with the purchaser of the property in 2005, which was being accounted for as an operating lease. In June 2009, the Company reacquired the property by submitting a winning bid at an auction of the property. The reacquisition of the property effectively terminated the lease. Accordingly, the entire remaining balance of the deferred gain on sale of land and building of $978,000 was recognized upon the closing in 2009 and is included in the accompanying statement of operations as gain on sale of real estate. For the year ended December 31, 2009, rent expense incurred prior to the lease termination amounted to $179,000.

The repurchase of the property was financed with a $1,750,000 mortgage loan which bears interest at 7.5% per annum, or approximately $11,000 per month. Prior thereto, the monthly lease payments under the terminated operating lease were $32,500.

12. REPURCHASE OF LAND AND BUILDING

In June 2009, the Company reacquired the property which houses its headquarters and research and development facility by submitting a winning bid at an auction of the property. The total acquisition cost, which amounted to $2,199,000, was paid from the proceeds of a mortgage loan in the amount of $1,750,000 as more fully discussed in Note 13, application of a security deposit held by the seller of $195,000 and a cash payment of $254,000. The total purchase price was allocated $1,235,000 to the land and $964,000 to the building, based on the relative estimated fair values at the date of acquisition. The building is being depreciated on the straight-line basis over a period of 40 years.

13. MORTGAGE LOAN PAYABLE

In June 2009, the Company reacquired the land and building that serves as its headquarters and research and development facility for $2,199,000.  The purchase was funded in part from the proceeds of a $1,750,000 mortgage loan which bears interest at the rate of 7.5% per annum. Interest-only payments were required for the first year. Interest expense for the years ended December 31, 2010 and 2009 on this mortgage amounted to $133,000 and $73,000, respectively. The initial term was for one year. The loan was extended for one additional year and matures in June 2011. Under the terms of the extension, monthly payments increased to interest, plus $10,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2010 was $1,710,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

The Company incurred $35,000 of expenses in connection with securing this mortgage loan, which was amortized to interest expense over the initial one year term. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of five million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company has also deposited $100,000 into an interest-bearing restricted bank account with the lender, which cannot be drawn upon by the Company. In September 2010, the lender began withdrawing $10,000 per month from this restricted bank account, which is being applied to the principal balance of the mortgage. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan with the lender.

14. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31 are as follows:

	2010	2009
Legal and professional fees	$926,000	$949,000
Accrued compensation and benefits	138,000	147,000
General and administrative expenses	91,000	46,000
Accrued interest expense	88,000	28,000
Total	$1,243,000	$1,170,000

15. PROMISSORY NOTES TO RELATED PARTIES

In November 2010, the Company received $6,037 from Bernadette Coates, the spouse of George J. Coates and issued a promissory note which is payable on demand and provides for interest at the rate of 17% per annum, compounded monthly.

In November 2010, the Company received $100,000 from one of its directors and issued a promissory note which is payable on demand and provides for interest at the rate of 17% per annum, compounded monthly.

In October and November 2010, the Company received $27,500 from George J. Coates in a series of transactions and issued promissory notes which are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

In September 2010, the Company received $8,000 from George J. Coates and issued a promissory note which was payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. The principal amount of this note was repaid one week later.

In July and October 2010, the Company received $100,000 and $80,000, respectively from The Coates Family Trust, a trust owned and controlled by George J. Coates and issued promissory notes which are payable on demand and  provide for interest at the rate of 17% per annum, compounded monthly.

In October 2009, the Company received $100,000 from The Coates Family Trust and $100,000 from one of its directors and issued promissory notes which are payable on demand. In December 2009, the Company received $100,000 from another one of its directors and issued a promissory note which is payable on demand. The proceeds of these promissory notes were used for general working capital purposes. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly and a transaction fee of $7,500 related to each promissory note payable at maturity. For accounting purposes, the transaction fees were amortized to interest expense over the twelve month resulting in a combined effective annual rate of interest of approximately 28.7% for the first year. In March 2010, the promissory note to the Coates Family Trust was prepaid in full, including accrued interest and transaction fees totaling $10,000.

16. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

During the year ended December 31, 2010, the Company entered into securities purchase agreements (the “Purchase Agreements”) with an investor and issued three 8% convertible promissory notes with face amounts of $78,500,  $67,500 and $58,000 (the “Convertible Notes”) and received cash proceeds of $195,000, net of financing costs of $9,000.

The Notes mature in May, June and August 2011, respectively, and provide for interest at the rate of eight (8%) percent per annum. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain a prepayment option whereby the Company may make a payment to the holder equal to 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default under the Notes during the 179-day period following the date of issuance of the Notes, upon three (3) trading days’ prior written notice to the holder.

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. Accordingly, the Company recorded unamortized discount on the Convertible Notes of $164,000. For the year ended December 31, 2010, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $67,000.

The total unamortized discount represented by the value of the BCF is being accreted over the six month period until the conversion of the convertible promissory notes into common stock is permitted. This results in an overall effective interest rate of 106%, 129% and 135% on the $78,500, $67,500 and $58,000 convertible notes, respectively. The remaining unamortized balance of this discount, which amounted to $119,000, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $85,000, which is included in the accompanying balance sheet at December 31, 2010.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The Company initially recorded the estimated value of an embedded derivative liability amounting to $32,000 arising from the convertible promissory notes. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities, which were measured at their aggregate estimated fair value, based on Level 2 inputs, amounted to $85,000, at December 31, 2010. The change in the estimated fair value of the embedded derivative liabilities amounted to $53,000 for the year ended December 31, 2010. This amount is included in the accompanying statements of operations as change in embedded derivative liability.

The embedded derivative liability arises because, based on historical trading patterns of the Company’s stock, the formula for determining the Conversion Rate is expected to result in a lower Conversion Rate than the closing price of the stock on the actual date of conversion (hereinafter referred to as the “Variable Conversion Rate Differential”. The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

17. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system Pink Sheets under the ticker symbol COTE.

During the years ended December 31, 2010 and 2009, the Company sold 10,000 and 556,521 registered shares of its common stock, respectively, under an equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $4,000 and $332,000, respectively. (See Note 20). There were no offering costs related to the sale of these shares.

During the year ended December 31, 2010, the Company sold 400,000 shares of its common stock and 400,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $100,000 received from the son of a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

During the year ended December 31, 2009, the Company sold, in a series of transactions, a total of 1,838,096 shares of its common stock, 885,713 warrants to purchase one share of its common stock at an exercise price of $0.35 per share and 333,333 warrants to purchase one share of its common stock at an exercise price of $0.30 per share in consideration for $610,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

At December 31, 2010, the Company had reserved 11,507,876 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

The board of directors has designated 25,000 shares of preferred stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

In 2010, the Board agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company (representing 40,010,000 voting shares) to George J. Coates in order to restore the original percentage of all votes originally held by the Coates Family at January 1, 2007. The Coates Family shareholdings had been diluted as a result of various issuances of new shares of stock in connection with raises of new equity capital during the period from January 1, 2007 to through the date of issuance of the shares of Series A Preferred Stock. As a result, they have requested that as a prerequisite condition to issuing any further shares to new investors and/or lenders, that George J. Coates be awarded shares of the super-majority voting shares of the Company’s Series A Preferred Stock, $0.001 par value per share in order to restore its original percentage of all votes that it held at January 1, 2007.

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

Each issuance of shares of Series A Preferred Stock to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance. The following presents the dilutive affect of the issuance of the 4,001 shares of Series A Preferred Stock in 2010:

Percentage of voting rights held:	George J. Coates	All other shareholders
Prior to issuance of the Series A Preferred Stock	85. 73%	14.23%

Immediately after issuance of the Series A Preferred Stock	87.11%	12.89%

In June 2009, George J. Coates agreed to pledge his shares of common stock of the Company to the extent required by the lender and provide a personal guaranty as additional collateral for a mortgage loan in the amount of $1,750,000, the proceeds of which were used to finance a portion of the repurchase of the Company’s headquarters and research and development facility. In addition, he made a commitment to pledge additional shares of his common stock of the Company and give his personal guarantee, if required, in connection with (i) a working capital loan to fund the start up of production, and (ii) a mortgage loan to finance the possible acquisition of a manufacturing plant which the Company has been considering as part of its short term business plan. To date, the Company has not obtained such working capital loan nor acquired such manufacturing plant. In consideration of this pledge of Mr. Coates’ shares of common stock of the Company and his personal guaranty, the Company issued 10,000 shares of fully paid and non-assessable Series A Preferred Stock, $0.001 par value.

The issuance of these shares of Preferred Stock reduced the voting percentage of all other shareholders, but did not affect their rights with respect to any dividends and other distributions made by the Company and will have no affect on the earnings per share applicable to holders of common stock.

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. The aggregate value of the Series A Preferred Stock provided to Mr. Coates in 2010 amounted to $10,000. This amount, which was recorded as compensation expense, is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2010. The aggregate value of the Series A Preferred Stock and certain anti-dilution protection provided to Mr. Coates in 2009 amounted to $10,000. This amount was included in deferred financing costs and was amortized to expense over the initial term of the mortgage loan discussed in Note 13.

18. INCOME (LOSS) PER SHARE

At December 31, 2010, the Company had 6,778,759 shares of common stock potentially issuable upon assumed conversion of (i) $10,000 principal amount of a 10% convertible note into 22,222 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10, (iii) warrants to purchase 400,000 shares of common stock at a price per share of $0.25, (iv) warrants to purchase 333,333 shares of common stock at a price per share of $0.30, (v)  warrants to purchase 885,713 shares of common stock at a price per share of $0.35, (vi) 1,725,000 vested stock options and 25,000 non-vested stock options to purchase shares of common stock at a price per share of $0.44, (vii) 100,000 vested stock options to purchase shares of common stock at a price per share of $0.43, (viii) 50,000 vested stock options to purchase shares of common stock at a price per share of $0.39, (ix) 30,000 vested stock options to purchase shares of common stock at a price per share of $1.00, (x) 360,000 non-vested stock options to purchase shares of common stock at a price per share of $0.40; and, (xi) 1,700,472 shares potentially issuable upon conversion of the outstanding principal balance of convertible promissory notes which were not eligible for conversion at December 31, 2010.  For the years ended December 31, 2010 and 2009, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in that year and the effect of including them in the calculation would have been anti-dilutive.

19. STOCK OPTIONS

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

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the Board shall, as to outstanding awards (on the same basis or on different bases as the Board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation, or (c) such other securities or other consideration as the Board deems appropriate, the fair market value of which (as determined by the Board in its sole discretion) shall not materially differ from the fair market value of the shares of common stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the Board may, on the same basis or on different bases as the Board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the Board in its sole discretion) for the shares subject to such stock options over the exercise price thereof.  Unless otherwise determined by the Board (on the same basis or on different bases as the Board shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The Company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

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
In November 2010, options to purchase 360,000 shares of the Company’s common stock at an exercise price of $0.40 per share were granted to two of the Company’s directors. These options are scheduled to become vested in November 2011 and expire in November 2025.

In October 2010, options to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.00 per share were granted to one of the Company’s suppliers. These options are fully vested and expire in October 2015.

In December 2009, options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.39 per share were granted to one of the Company’s directors. These options are fully vested and expire in December 2024.

In October 2009, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.43 per share were granted to two of the Company’s directors. These options are fully vested and expire in October 2024.

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

The Company also granted 25,000 non-employee stock options which vest over a four year period to its corporate general counsel in 2007 at an exercise price of $0.44 per share. The fair value of these options is estimated on each balance sheet date for non-vested options and on the vesting date for vested options.

The weighted-average fair value of stock options granted during the years ended December 31, 2010 and 2009 was $81,000 and $512,000, respectively. The weighted-average fair value of 205,000 and 568,334 stock options which vested during the years ended December 31, 2010 and 2009 was $55,000 and $227,000, respectively. The weighted-average fair value of 385,000 nonvested stock options at December 31, 2010 was $84,000. Total compensation cost related to nonvested stock options at December 31, 2010 that has not been recognized was $48,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 7 months.

For the years ended December 31, 2010 and 2009, the Company recorded non-cash stock-based compensation expense amounting to $54,000 and $557,000, respectively, relating to stock option grants. For the years ended December 31, 2010 and 2009, $10,000 and $123,000, respectively, of this amount was allocated to research and development expenses, $2,000 and $-0-, respectively, of this amount was allocated to inventory and $40,000 and $434,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/09	$0.44	1,800,000	11	1,161,666	$0.44	$0.40
Granted	$0.39 - $0.43	150,000	13		$0.42	$0.26
Vested	$0.44			568,334	$0.44	$0.40
Forfeitures	$0.44	(50,000)		(30,000)	$0.44	$0.40
Balance, 12/31/09	$0.39 - $0.44	1,900,000	11	1,700,000	$0.44	$0.39
Granted	$0.40 - $1.00	390,000	15		$0.45	$0.21
Vested	$0.39 - $1.00			205,000	$0.50	$0.27
Balance, 12/31/10	$0.44	2,290,000	12	1,905,000	$0.44	$0.36

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

The following table sets forth information with respect to stock options outstanding at December 31, 2010:

Name	Title	Number of Shares of Common Stock Underlying Stock Options		Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000	(1)	$0.44	10/23/2021
		50,000	(1)	$0.43	11/4/2024
		275,000	(4)	$0.40	11/17/2025

Gregory Coates	Director and President, Technology Division	500,000	(1)	$0.44	10/23/2021
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000	(1)	$0.44	10/18/2021
Dr. Frank J. Adipietro	Non-employee Director	25,000	(2)	$0.44	3/28/2022
		50,000	(1)	$0.43	11/3/2024
		85,000	(4)	$0.40	11/17/2025
Richard W. Evans	Non-employee Director	25,000	(2)	$0.4	3/28/2022
		50,000	(1)	$0.39	12/27/2024
Dr. Michael J. Suchar	Non-employee Director	25,000	(2)	$0.44	3/28/2022
Richard Whitworth	Non-employee Director	25,000	(2)	$0.44	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	(3)	$0.44	4/4/2022
Company Supplier	Company Supplier	30,000	(1)	$1.00	10/7/2015

(1) These stock options are fully vested.

(2) Four-fifths of these stock options are fully vested. The balance shall vest on each of March 28, 2011.

(3) Four-fifths of these stock options are fully vested. The balance shall vest on each of April 4, 2011.

(4) These options will fully vest on 11/18/2011.

20. INVESTMENT AGREEMENT WITH DUTCHESS FUNDS

In 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. which expired in June 2010. Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of the Company’s common stock.

During the year ended December 31, 2010, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $4,000. During the year ended December 31, 2009, the Company sold 556,521 shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $332,000.

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

21. PLACEMENT AGENCY AGREEMENT WITH STONEGATE SECURITIES, INC.

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

Upon closing of a Placement, the Company is required to issue to Stonegate restricted shares of common stock of the Company in an amount equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  The number of such shares to be issued would be reduced by 200,000 shares of common stock previously issued to Stonegate upon execution of this agreement.

The Company shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this placement agent agreement.

22. EMPLOYMENT AGREEMENTS

George J. Coates

In April 2007, the Company executed an amended and restated employment agreement with George J. Coates (the “GJC Agreement”) that replaces an employment agreement signed in 2006. The term of the GJC Agreement, which became effective in October   2006, is for five years. The GJC Agreement originally provided for annual salary of $183,549, an annual performance bonus determined by unanimous vote of the independent members of the board of directors, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans.  The GJC Agreement further provides that upon the Company achieving a sufficient level of Working Capital, the amount of annual salary shall be increased to $300,000, an automobile will be provided to Mr. Coates and a severance payment equal to three years’ annual compensation, should he terminate his employment with Good Reason, as defined, or upon his death. He will also be provided with a $2 million life insurance policy and work with the Company in securing key-man life insurance. In accordance with the GJC Agreement, the Company granted Mr. Coates 1,000,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GJC Agreement. In April 2008, the board of directors authorized an increase of Mr. Coates’ annual base compensation to $250,000.

Gregory Coates

In April 2007, the Company executed an amended and restated employment agreement with Gregory Coates (the “GC Agreement”) that replaces an employment agreement signed in 2006. The term of the GC Agreement, which became effective in October 2006, is for five years. The GC Agreement originally provided for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. The GC Agreement further provides that upon the Company achieving a sufficient level of working capital, the amount of annual salary shall be increased to $250,000; he will become eligible for an annual performance bonus, a company-provided automobile and a severance payment equal to two years’ annual compensation, should he terminate his employment with Good Reason, as defined. He will also be provided with a $2 million life insurance policy and will work with the Company in securing key-man life insurance. In accordance with the GC Agreement, the Company granted Gregory Coates 500,000 stock options at an exercise price of $0.44 per share. These stock options were granted with a service inception date equal to the effective date of the GC Agreement. In April 2008, the board of directors authorized an increase of Gregory Coates’ annual base compensation to $150,000.

Aggregate minimum payments under the employment agreements for George J. Coates and Gregory Coates are as follows:

Year Ending December 31,	Amount (1)
2011	333,000
Total	$333,000

(1)  The minimum payments under these employment agreements would increase to $550,000 per annum upon the Company achieving an adequate level of Working Capital, as defined in the employment agreements.

23. INCOME TAXES

Total deferred tax assets and valuation allowances are as follows at December 31:

	2010	2009

Current deferred tax asset - inventory reserve	$100,000	$100,000

Non-Current Deferred Tax Assets:
Net operating loss carryforwards	6,062,000	5,587,000
Accrued liabilities not paid	737,000	356,000
Stock-based compensation expense	502,000	475,000
Imputed interest related to convertible promissory notes	27,000	-
Total long-term deferred tax assets	7,328,000	6,418,000
Total deferred tax assets	7,428,000	6,518,000
Less: valuation allowance	(7,428,000)	(6,518,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31, are as follows:

	2010	2009

Federal tax provision (benefit) at the statutory rate	(34.0)%	(34.0)%
State income tax provision (benefit), net of federal benefit	(0.4)	3.8
Accrued liabilities not deductible for tax return purposes	(36.0)	12.3
Net change in net operating loss carryforwards	(13.6)	(20.5)
Stock-based compensation expense	(2.7)	29.2
Interest expense from amortization of discount on convertible promissory notes	(2.7)	-
Accrued interest not deductible for tax return purposes	(2.6)	-
Gain on sale of property	-	(48.0)
Other	-	0.6
Total	(92.0)	(56.6)
Valuation allowance	92.0	56.6
Effective tax rate	0.0%	0.0%

At December 31, 2010, the Company had available, $16,015,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2011 and 2030. At December 31, 2010, the Company had available $3,995,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2026 and 2030. For the years ended December 31, 2010 and 2009, the valuation allowance increased by $910,000 and decreased by ($432,000), respectively.

No liability for unrecognized tax benefits was required to be reported at December 31, 2010 and 2009.  The Company has identified its federal tax return and state tax return in New Jersey as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2007 through 2009, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. For the years ended December 31, 2010 and 2009, there were no penalties and interest related to the Company’s income tax returns.

24. RELATED PARTY TRANSACTIONS

Issuance of Preferred Stock to George J. Coates

As more fully discussed in Note 17, in February 2010, the Board agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company to George J. Coates pursuant to anti-dilution provisions applicable to the Coates Family. The estimated fair value of the shares of Series A Preferred Stock issued to Mr. Coates under these anti-dilution provisions was $10,000.

As more fully discussed in Note 17, in June 2009, George J. Coates agreed to pledge certain of his shares of common stock of the Company to the extent required by the lender and provide a personal guaranty as additional collateral for a mortgage loan in the amount of $1,750,000, the proceeds of which were used to finance a portion of the repurchase of the Company’s headquarters and research and development facility. In addition, he made a commitment to pledge additional shares of his common stock of the Company and give his personal guarantee in connection with other potential financing transactions that may be entered into in the future. In consideration of this pledge of Mr. Coates’ shares of common stock of the Company and his personal guaranty, the Company issued 10,000 shares of fully paid and non-assessable Series A Preferred Stock, $0.001 par value, and provided limited anti-dilution protection to Mr. Coates. The estimated fair value of the shares of Series A Preferred Stock issued to Mr. Coates in consideration of the pledge of his stock and his personal guarantee was $10,000.

Promissory Notes to Related Parties

As more fully discussed in Note 15, during the year ended December 31, 2010, the Company issued promissory notes which are payable on demand and  provide for interest at the rate of 17% per annum, compounded monthly and in return, received:

•	$6,037 from Bernadette Coates, the spouse of George J. Coates and issued a promissory note,
•	$35,500 from George J. Coates in a series of transactions, $8,000 principal amount of which was repaid in 2010; and,
•	$180,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates.

As more fully discussed in Note 15, during the year ended December 31, 2009, the Company received $100,000 from The Coates Family Trust, a trust owned and controlled by George J. Coates and $200,000 from two of its directors and issued promissory notes which are payable on demand. These notes provide for interest at the rate of 17% per annum, compounded monthly and a transaction fee of $7,500. In March 2010, the $100,000 note issued to The Coates Family Trust was repaid in full along with interest and transaction fees totaling $10,000

At December 31, 2010, interest accrued but not paid on all of these promissory notes, aggregated $68,000.

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash, stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the two years ended December 31, 2010, is summarized as follows (rounded to thousands of dollars):

	2010	2009

George J. Coates (a) (b)	$321,000	$286,000
Gregory Coates (a)	177,000	166,000
Bernadette Coates	75,000	77,000

(a)   Includes compensation paid in 2010 and 2009 for vacation earned but not taken.
(b)
For the year ended December 31, 2010, George J. Coates received 4,001 shares of Series A Preferred Stock which entitles the holder to 10,000 votes per share at all matters brought before the common stockholders for a votes. The estimated fair value of these shares of $10,000 is included in the reported amount of compensation for 2010.

Barry C. Kaye, Treasurer and Chief Financial Officer, was paid consulting fees of approximately $102,000 and $102,000 in 2010 and 2009, respectively.

Coates Motorcycle Company, Ltd.

The Company had an approximately 30% ownership interest in Coates Motorcycle Company, Ltd. (“Coates Motorcycle”), a company that was researching and developing a heavy cruiser motorcycle equipped with the CSRV engine. George J. Coates, Gregory Coates and The Coates Family Trust collectively held the majority of the shares of common stock of Coates Motorcycle. In 2007, Coates Motorcycle disbursed all of its remaining cash, curtailed all of its operations and had been insolvent since that time. In July 2009, the Company notified Coates Motorcycle that the license agreement for the sale of motorcycles in the territory of the Western Hemisphere was terminated under the provisions of the license due to its insolvency. Coates Motorcycle was dissolved in July 2009. As the Company has not been engaged in any other activities with Coates Motorcycle and its investment in Coates Motorcycle had previously been written down to $-0-, this did not have any impact on the Company’s financial position or results of operations. For the period from January 1, 2009 through the date of dissolution in June 2009, Coates Motorcycle incurred a loss of $44,000. This loss primarily resulted from the recording of stock-based compensation expense.

25. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2010 (in thousands of dollars):

		Amount Due Within
	Total	2011
Mortgage loan payable	$1,710,000	$1,710,000
Promissory notes to related parties	464,000	464,000
Employment agreements(1)	333,000	333,000
Convertible promissory notes	204,000	204,000
Maturity of 10% promissory notes	10,000	10,000
Total	$2,721,000	$2,721,000

(1) Our obligation under employment agreements would increase to $550,000, upon achieving an adequate level of Working Capital, as defined.

Total non-cash compensation cost related to nonvested stock options at December 31, 2010 that has not been recognized was approximately $96,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 7 months.

26. LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and certain directors have instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, the Company filed a dispositive motion for summary judgment. This motion, together with a cross motion for summary judgment that was filed by Mr. Goldsmith (the “Cross Motion”) were argued with other motions in October 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross Motion and the Company’s motion for summary judgment. Efforts by the court to settle this matter have been unsuccessful. Trial is currently scheduled to commence on April 4, 2011. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue the counterclaims. The countersuit filed by certain directors of the Company was dismissed due to an unresolved illness of one of the plaintiffs. This suit may be reinstituted upon resolution of this illness.

A lawsuit naming certain of the Company’s officers and directors and other related and unrelated parties as co-defendants, along with WWE which was brought in the Superior Court of New Jersey captioned H. Alton Neff v. George Coates, Coates International, Ltd. et al and a countersuit instituted by the Company and WWE were settled in March 2009 through mediation. Pursuant thereto, the Company and WWE each paid $92,500 to one of the plaintiffs. The Company’s $92,500 portion of the settlement was charged to expense in December 2008. All parties executed mutual releases and all claims have been dismissed with prejudice. As a condition of the settlement, one of the plaintiffs endorsed to the Company a stock certificate evidencing 25,000 shares of the Company’s common stock. In March 2009, the shares of stock evidenced by that stock certificate were retired and restored to authorized, unissued common stock status.

In March 2010, one of the Company’s vendors notified the Company of its contention that it is owed $160,000, plus accrued interest, for services rendered in 2007. At a meeting with the vendor in the second quarter of 2010, the vendor acknowledged that it did not have documentation to support its claim. Since that meeting, the Company has not received any further communications from this vendor. The Company believes there is no basis in fact to support the vendor’s contention and it is not likely that the vendor can prevail with its position. Accordingly, no amount has been recorded for this unasserted claim.

The Company is not a party to any other litigation that is material to its business.

27. NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force”. This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions. In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition. This standard became effective for fiscal periods beginning after June 15, 2010. Adoption of this standard did not have a material effect on the Company's financial statements.

28. SUBSEQUENT EVENTS

Issuance of Shares of Preferred Stock

Subsequent to year end, the Company issued 965 shares of Series A Preferred Stock (representing 9,650,000 voting shares) to George J. Coates pursuant to anti-dilution provisions in effect with respect to the Coates family.

The issuance of shares of Series A Preferred Stock to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock.

Private Sales of Shares of Common Stock

Subsequent to year end, the Company sold, in a series of transactions, 600,000 shares of its common stock and 600,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $150,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

In February 2011, the Company sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

Issuance and Conversion of Convertible Promissory Notes

In February 2011, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in October 2011 and received cash proceeds of $30,000, net of financing costs of $2,500. This note contains the same terms and conditions as the prior three convertible promissory notes more fully discussed in Note 16.

In February and March 2011, an aggregate of $97,000 principal amount of the convertible promissory notes, including interest thereon amounting to $3,000, was converted by the holder into 883,434 unregistered shares of the Company’s common stock.

Grant of Stock Options

In February 2011, the Board of Directors authorized the grant of 200,000 stock options to purchase one share of its common stock to one of its directors, with an exercise price of $0.25 per share. These options vest in February 2012 and expire in February 2026.