Form 10-Q
period 2011-03-31
COATES INTERNATIONAL LTD \DE\
filed 2011-05-16
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 OR

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

As of May 12, 2011, 281,379,275 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2011

		Page
PART 1 -	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	3
	Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Financial Statements	6-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II -	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	(Removed and Reserved)	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

	SIGNATURES	31

Coates International, Ltd.
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets
Current Assets
Cash	$25,500	$53,360
Restricted cash	31,718	61,643
Other receivables	-	11,440
Inventory, net	462,366	431,999
Total Current Assets	519,584	558,442
Property, plant and equipment, net	2,357,887	2,368,680
Deferred licensing costs, net	62,795	63,866
Total Assets	$2,940,266	$2,990,988

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,349,458	$1,242,842
Unearned revenue	154,124	144,124
Promissory notes to related parties	298,682	463,537
Mortgage loan payable	1,680,000	1,710,000
Convertible promissory notes, net of unamortized discount	95,573	84,700
Derivative liability related to convertible promissory notes	77,366	84,800
10% Convertible note	10,000	10,000
Total Current Liabilities	3,665,203	3,740,003
License deposits	375,000	375,000
Total Liabilities	4,040,203	4,115,003

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 14,001 shares issued and outstanding at March 31, 2011 and December 31, 2010	14	14
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 278,755,194 and 275,906,253 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	27,876	27,591
Additional paid-in capital	23,120,915	22,553,853
Accumulated deficit	(24,248,742)	(23,705,473)
Total Stockholders' Deficiency	(1,099,937)	(1,124,015)
Total Liabilities and Stockholders' Deficiency	$2,940,266	$2,990,988

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
Unaudited

	For the Three Month Ended March 31,
	2011	2010

Revenue from research and development	$-	$850,000

Expenses:
Research and development costs	20,858	-
General and administrative expenses	349,265	320,680
Depreciation and amortization	16,654	15,120
	386,777	335,800
	(386,777)	514,200
Other Operating Expense:
Increase in estimated fair value of embedded derivative liabilities	17,160	-
(Loss) Income from Operations	(403,937)	514,200
Interest expense, net	139,332	61,636
(Loss) Income Before Income Taxes	(543,269)	452,564
Provision for income taxes	-	-
Net (Loss) Income	$(543,269)	$452,564

Basic net (loss) income per share	$-	$-
Basic weighted average shares outstanding	276,531,131	275,505,697
Diluted net (loss) income per share	$-	$-
Diluted weighted average shares outstanding	276,531,131	275,616,172

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
Unaudited

	For the the Three Months Ended March 31,
	2011	2010

Net Cash Flows (Used in) Provided by Operating Activities	$(280,570)	$433,330
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	(4,790)	-
Net Cash Used in Investing Activities	(4,790)	-
Cash Flows Provided by (Used in) Financing Activities:
Issuance of convertible promissory note	32,500	-
Issuance of promissory notes to related parties	37,000	-
Repayment of promissory notes to related party	(12,000)	(100,000)
Repayment of 10% convertible note	-	(10,000)
Issuance of common stock and warrants	200,000	3,645
Release from Interest reserve	30,000	-
Repayment of Mortgage Loan	(30,000)	-
Net Cash Provided by Provided by (Used in) Financing Activities	257,500	(106,355)

Net (Decrease) Increase in Cash	(27,860)	326,975
Cash, beginning of yearperiod	53,360	252,902
Cash, end of period	$25,500	$579,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$31,885	$45,036

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$93,500	-
Conversion of promissory notes to related party	180,000	$-
	$273,500	$-

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Notes to Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.        BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company incurred a net loss for the three months ended March 31, 2011 of ($543,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of March 31, 2011, the Company had accumulated losses of ($24,249,000) and had negative working capital of ($3,146,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been actively undertaking efforts to secure new sources of working capital.  On May 3, 2011, the Company received a firm commitment letter from Black Swan Capital Group, Inc. for a proposed term loan of $10 million (the “Loan”) which is expected to close and fund the Company before the end of May 2011. The proposed Loan may be drawn down in two tranches consisting of $5 million at the closing and $5 million at any time thereafter within 9 months after the closing date, upon 30 days’ prior notice. During the three months ended March 31, 2011, the Company raised new working capital of $270,000 consisting of proceeds from issuance of stock and warrants amounting to $200,000, proceeds from issuance of promissory notes to related parties of $37,000 and proceeds from issuance of a convertible promissory note amounting to $33,000. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.	ACCOUNTING POLICIES

Net Loss per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income (loss) per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted for interim financial information and rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, determining the amount of discount on convertible promissory notes, measuring the estimated fair value of embedded derivative liabilities related to convertible promissory notes outstanding, assigning useful lives to property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, determining the amount of the allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for stock options in order to estimate the fair value of the Company’s stock options on the date of grant.

3.	CONCENTRATIONS OF CREDIT AND BUSINESS RISK

At March 31, 2011, the Company maintained cash balances with two financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation.

The Company’s operations are devoted to the development, application and marketing of the CSRV system technology which was invented by George J. Coates, the Company’s founder and his son Gregory Coates. George J. Coates is the Chairman, Chief Executive Officer, President and controlling stockholder of the Company. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued with respect to the CSRV system technology.  Since the inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates.  The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sub-licensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators within the territories of Canada and the United States. As discussed in more detail in Note 4, at March 31, 2011, Almont owed the Company approximately $6 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s continuing effort to raise new equity capital.

4.	AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), Canadian-based company that provided services to the oil and gas industry.  This sublicense provided for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company satisfactorily completed development of the prototypes in accordance with this agreement. The research and development agreement has not been reduced to the form of a signed, written agreement.

In 2008, the Company also entered into an escrow agreement with WWE that provided conditional rights to a second sublicense agreement between the Company and WWE for the territory of the United States (the “US License”). The US license has been deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee to be paid to the Company of $50 million.

The escrow agreement required that WWE make payment (the “Release Payment”) to the Company equal to the remaining unpaid balance of licensing fee for the Canadian License, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. WWE had been making periodic nonrefundable payments to the Company toward satisfaction of the Release Payment.

During the first quarter of 2010, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy, Inc. (“Almont”), a privately held, independent third party entity based in Alberta, Canada. In connection with the assignment, the Company waived all events of default by WWE under the escrow agreement. The Company also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to the Company in February 2010 totaling $700,000 as a prerequisite condition to the Company consenting to the assignment.

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

●
After payment of the Release Payment which includes the $ 1 million deposit towards the US License, Almont has also become obligated to pay the $49 million remaining balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. However, in any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engines fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

●	Licensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.
●	Licensee shall have a specified right of first refusal to market the CSRV electric power generators worldwide.

•
Upon commencement of the production and distribution of the CSRV electric power generators, the minimum annual number of generators to be purchased by Licensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  In the event Licensee fails to purchase the minimum 120 Coates generator engines during any year, Licensee will automatically lose its exclusivity. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

•	Licensee is required to pay a royalty to the Company equal to 5% of the sum of its annual gross profits and $400,000.

•	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

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

The business plan of Almont assumes the purchase of a substantial number of CSRV units over a 5-year period. Almont’s purchase of CSRV units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV units contemplated in the Company’s previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

The University is to promptly furnish Coates with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, Coates has agreed that it will sub-license the CSRV technology to Chinese engine manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement which provides for protection of the CSRV technical information and patents. The Coates Trust has expressed its intention to license the CSRV system technology rights to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers. At this time, the parties are not actively working on this cooperation agreement, but may agree to do so at some point in the future.

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

7.	INVENTORY

Inventory was comprised of the following:

	March 31, 2011	December 31, 2010
Raw materials	$449,000	$447,000
Work-in-process	164,000	136,000
Finished goods	-	-
Reserve for obsolescence	(151,000)	(151,000)
Total	$462,000	$432,000

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	March 31, 2011	December 31, 2010
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	662,000	658,000
Furniture and fixtures	39,000	39,000
	2,983,000	2,979,000
Less: Accumulated depreciation	(625,000)	(610,000)
Total	$2,358,000	$2,369,000

9.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters, warehouse and research and development facility with an outstanding balance of $1,680,000 at March 31, 2011. The mortgage loan bears interest at the rate of 7.5% per annum and matures July 2011. The Company intends to either negotiate a refinancing of the mortgage loan or repay it with the proceeds of a proposed $10 million term loan for which it received a firm commitment letter in May 2011, if the term loan is successfully funded. Commencing September 2010, the Company became obligated to make principal payments of $10,000 per month, which are being automatically deducted from monies in an interest-bearing restricted cash account on deposit with the lender. The Company is also required to make monthly interest-only payments. The Company incurred $35,000 of expenses in connection with initially securing this mortgage loan, which was amortized to interest expense over the initial one year term of the loan. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender.

10.	PROMISSORY NOTES TO RELATED PARTIES

The Company received $100,000 from The Coates Trust, a trust owned and controlled by George J. Coates and $200,000 from two of its directors and issued promissory notes payable on demand. All three promissory notes provide for interest at the rate of 17% per annum, compounded monthly and a transaction fee of $7,500. For accounting purposes, the transaction fees were amortized to interest expense over the initial term of the promissory notes before the holders agreed to restructure these notes to be payable on demand. In March 2010, the promissory note to The Coates Trust was repaid in full, including accrued interest and the transaction fee totaling $10,000.

In July 2010, the Company received $100,000 from The Coates Trust and issued a promissory note that is due on demand. In October 2010, the Company received an additional $80,000 from the Coates Trust and issued a promissory note that is due on demand. The promissory notes provided for interest at 17% per annum, compounded monthly. On March 31, 3011, by mutual agreement between the Company and The Coates Trust, these notes, amounting to $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock at a conversion rate of $0.17 per share.

In a series of transactions between the Company and George J. Coates between September 2010 and March 2011, the Company received aggregate proceeds of $73,000 from George J. Coates and issued promissory notes that are due on demand. These notes bears interest at the rate of 17% per annum, compounded monthly. During this period, a total of $43,000 of the promissory notes was repaid. In November 2010, the Company received $6,000 from Bernadette Coates, spouse of George J. Coates and issued a promissory note that is due on demand. The promissory note provides for interest at 17% per annum, compounded monthly.

In November 2010, the Company received an additional $50,000 from one of its directors and issued a promissory note that is due on demand. The promissory note provides for interest at 17% per annum, compounded monthly.

For the three month periods ended March 31, 2011 and 2010, interest expense on these promissory notes amounted to $22,000 and $16,000, respectively. At March 31, 2011, unpaid accrued interest on these promissory notes amounting to $66,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet.

11.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Nominal Interest Rate	Maturity	Balance, March 31, 2011
August 2010	$78,500	8.00%	May 2011	$-
September 2010	67,500	8.00%	July 2011	52,500
December 2010	58,000	8.00%	September 2011	58,000
February 2011	32,500	8.00%	November 2011	32,500
	$236,500			$143,000

The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contains a prepayment option whereby the Company may make a payment to the holder equal to 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default under the Notes during the 179-day period following the date of issuance of the Notes, upon three (3) trading days’ prior written notice to the holder.

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. The Company is also required to record additional unamortized discount to recognize the estimated value of the derivative liabilities arising from the convertible promissory notes. Accordingly, the Company recorded a total initial amount of unamortized discount on these Convertible Notes of $182,000. For the three month period ended March 31, 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $82,000.

The total unamortized discount represented by the value of the BCF is being accreted over the six month period until the conversion of the convertible promissory notes into common stock is permitted. This resulted in an overall effective interest rate of 106%, 129%, 135% and 147% on the $78,500, $67,500, $58,000 and $32,500 convertible notes, respectively. The remaining unamortized balance of this discount, which amounted to $47,000, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $96,000. This net amount is presented in the accompanying balance sheet at March 31, 2011.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The Company initially recorded the estimated value of the embedded derivative liabilities amounting to $37,000 arising from the series of convertible promissory notes. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities, which were measured at their aggregate estimated fair value, based on Level 2 inputs, amounted to $77,000, at March 31, 2011. The change in the estimated fair value of the embedded derivative liabilities amounted to $17,000 for the three months ended March 31, 2011. This amount is included in the accompanying statements of operations as increase in estimated fair value of embedded derivative liabilities.

The embedded derivative liabilities arise because, based on historical trading patterns of the Company’s stock, the formula for determining the Conversion Rate is expected to result in a lower Conversion Rate than the closing price of the stock on the actual date of conversion (hereinafter referred to as the “Variable Conversion Rate Differential”. The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

12.	10% CONVERTIBLE NOTE TO RELATED PARTY

The 10% Convertible Note, which is held by one of the Company’s directors is convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. In March 2010, $10,000 principal amount of this convertible note was repaid along with accrued interest thereon of $3,000. The Company has reserved 22,222 shares of its common stock for conversion of the remaining $10,000 balance of this note.

13.	CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at March 31, 2011:

		Amount Due Within
	Total	2011
Mortgage loan payable	$1,680,000	$1,680,000
Promissory notes to related parties(1)	299,000	299,000
Employment agreements(2)	233,000	233,000
Convertible promissory notes(3)	143,000	143,000
10% promissory note	10,000	10,000
Total	$2,365,000	$2,365,000

(1)
In April 2011, promissory notes to related parties with an aggregate principal amount of $250,000, plus accrued interest thereon of $70,000, were converted into 1,869,570 shares of the Company’s common stock at a conversion rate of $0.171 per share, there by reducing this commitment to $49,000.

(2)	Our obligation under employment agreements would increase to $550,000, upon achieving an adequate level of Working Capital, as defined.

(3)
In April 2011, an aggregate of $52,000 principal amount of convertible promissory notes, including interest thereon amounting to $3,000, was converted by the holder into 554,511 unregistered shares of the Company’s common stock, thereby reducing this commitment to $90,500.

14.          CAPITAL STOCK

Common Stock

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

During the three months ended March 31, 2011 and 2010, the Company sold -0- and 10,000 registered shares of its common stock, respectively, under an equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $-0- and $4,000, respectively. There were no offering costs related to the sale of these shares.

During the three months ended March 31, 2011, the Company sold 600,000 shares of its common stock and 600,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $150,000 received from the son of a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

During the three months ended March 31, 2011, the Company sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

During the three months ended March 31, 2011, convertible promissory notes with a total principal amount of $94,000, plus accrued interest thereon totaling $3,000 were convertible by the holder into 883,434 unregistered shares of the Company’s common stock.

There were no sales or conversions of common stock during the three months ended March 31, 2010.

At March 31, 2011, Company had reserved 10,292,606 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

No shares of Preferred Stock were issued during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Board agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company (representing 40,010,000 voting shares) to George J. Coates in order to restore the original percentage of all votes originally held by the Coates family at January 1, 2007. The Coates family shareholdings had been diluted as a result of various issuances of new shares of stock in connection with raises of new equity capital during the period from January 1, 2007 through the date of issuance of the shares of Series A Preferred Stock. As a result, the Coates family requested that as a prerequisite condition to issuing any further shares to new investors and/or lenders, that George J. Coates be awarded the Company’s super-majority voting shares of Series A Preferred Stock, $0.001 par value per share in order to restore its original percentage of all votes that it held at January 1, 2007.

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

The Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. The estimated aggregate fair value of the Series A Preferred Stock provided to Mr. Coates in 2010 amounted to $10,000. This amount, which was recorded as compensation expense, is included in general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2010.

16.          INVESTMENT AGREEMENTS WITH DUTCHESS FUNDS

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

In August 2010, the Company entered into a new investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Investment Agreement, Dutchess shall commit to purchase up to Ten Million ($10,000,000) Dollars of the Company’s Common Stock over the course of thirty-six (36) months.

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

17.          UNEARNED REVENUE

The Company has received non-refundable deposits aggregating $144,000 from Almont in connection with its order for the shipment of natural gas fueled electric power CSRV engine generators and a $10,000 refundable deposit related to the future potential issuance of a license for the CSRV technology. Recognition of these amounts as revenue is being deferred until shipment of the generators and execution of the related license agreement, respectively. The total amount of $154,000 is included in unearned revenue in the accompanying balance sheet at March 31, 2011.

18.           INCOME (LOSS) PER SHARE

At March 31, 2011, the Company had 10,292,606 shares of common stock potentially issuable upon assumed conversion of (i) $10,000 principal amount of a 10% convertible note into 22,222 shares of common stock, (ii) 42 outstanding warrants to purchase 210,000 shares of common stock at a price per share of $1.10, (iii) warrants to purchase 1,000,000 shares of common stock at a price per share of $0.25, (iv) warrants to purchase 333,333 shares of common stock at a price per share of $0.30, (v)  warrants to purchase 885,713 shares of common stock at a price per share of $0.35, (vi) 1,725,000 vested stock options and 25,000 non-vested stock options to purchase shares of common stock at a price per share of $0.44, (vii) 100,000 vested stock options to purchase shares of common stock at a price per share of $0.43, (viii) 50,000 vested stock options to purchase shares of common stock at a price per share of $0.39, (ix) 30,000 vested stock options to purchase shares of common stock at a price per share of $1.00, (x) 360,000 non-vested stock options to purchase shares of common stock at a price per share of $0.40, (xi) 200,000 non-vested stock options purchase shares of common stock at a price per share of $0.25; and, (xii) 5,351,338 shares potentially issuable upon conversion of the outstanding principal balance of convertible promissory notes which were not eligible for conversion at March 31, 2011.  For the three months ended March 31, 2011, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in that year and the effect of including them in the calculation would have been anti-dilutive.

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

For the three months ended March 31, 2010, the following presents the adjustments made to net income and the weighted average number of shares outstanding in determining diluted earnings per share presented in the statement of operations:

Basic Net Income	$453,000
Interest on 10% Convertible Note	-
Diluted Net Income	$453,000

Basic Weighted Average Number of Shares Outstanding	275,505,697
Assumed conversion of 10% Convertible Note	22,222
Assumed conversion of Warrants	88,253
Diluted Weighted Average Number of Shares Outstanding	275,616,172

19.          STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by the Company’s shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 total number of shares of common stock permitted to be granted under the Stock Plan.

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

In February 2011, stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to one of the Company’s directors. These stock options vest over a one year period and expire in 2026. No stock options were granted during the three months ended March 31, 2010.

During the three month ended March 31, 2011 and 2010, no stock options became vested. The weighted-average fair value of 585,000 nonvested stock options at March 31, 2011 was $120,000. Total compensation cost related to nonvested stock options at March 31, 2011 that had not been recognized was $108,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately six months.

For the three months ended March 31, 2011 and 2010, the Company recorded non-cash stock-based compensation expense amounting to $38,000 and $13,000, respectively, relating to stock options. For the three months ended March 31, 2011 and 2010, $3,000 and $-0-, respectively, of this amount is included in research and development expenses and $33,000 and $13,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations. For the three months ended March 31, 2011 and 2010, $2,000 and $-0-, respectively, of this amount was allocated to work in process inventory.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/10	$0.39 -1.00	2,290,000	12	1,905,000	$0.44	$0.36
Granted	$0.25	200,000	15	-	$0.25	$0.17
Balance, 3/31/11	$0.25 -1.00	2,490,000	12	1,905,000	$0.42	$0.34

No stock options were exercised, forfeited or expired during the three months ended March 31, 2011. The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

·	Historical stock price volatility	139-180%
·	Risk-free interest rate	1.11%-4.64%
·	Expected life (in years)	4
·	Dividend yield	0.00%

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
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

20.          INCOME TAXES

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

Deferred tax assets decreased by $442,000 and $190,000 for the three months ended March 31, 2011 and 2010, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2011 and 2010.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2005 through 2010, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2011 and 2010, there were no penalties or interest related to the Company’s income tax returns.

21.          RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended March 31,
	2011	2010

George J. Coates	$65,000	$104,000
Gregory Coates	42,000	52,000
Bernadette Coates	20,000	18,000

Included in the above amounts for the three months ended March 31, 2010 is compensation paid to George J. Coates and Gregory Coates for vacation earned but not taken during the prior calendar year. Also included in compensation paid to George J. Coates during the three months ended March 31, 2010 is $10,000 representing the estimated fair value of 4,001 shares of Series A Preferred Stock awarded, as more fully discussed in Note 14.

In addition to the above compensation, stock-based compensation expense related to stock option granted to George J. Coates amounted to $14,000 and $3,400 for the three months ended March 31, 2011 and 2010, respectively.

Promissory Notes to Related Parties

During the three months ended March 31, 2011, in a series of transactions, the Company received aggregate proceeds of $37,000 from George J. Coates and issued promissory notes that are due on demand. These notes bears interest at the rate of 17% per annum, compounded monthly. During this period, a total of $22,000 of promissory notes was repaid.

During the three months ended March 31, 2011, by mutual agreement between the Company and The Coates Trust, a trust owned and controlled by George J. Coates, promissory notes issued to The Coates Trust amounting to $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock at a conversion rate of $0.17 per share.

Other

Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $16,500 and $22,000 during the three months ended March 31, 2011 and 2010, respectively.

As discussed in Note 14, during the three months ended March 31, 2011, the Company sold 600,000 shares of its common stock and 600,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $150,000 received from the son of a director. The Company also sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

22.           LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. Trial is currently scheduled for August 23, 2011. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

23.           RECENTLY ISSUED ACCOUNTING STANDARD

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force”. This standard provides guidance on defining a milestone and when it is appropriate to apply this standard in recognizing revenue from research and development transactions. In general, this standard permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition. This standard becomes effective for fiscal periods beginning after June 15, 2010. Adoption of this standard did not have a material effect on the Company's financial statements.

24.           SUBSEQUENT EVENTS

Conversion of Promissory Notes to Related Parties

In April 2011, by mutual agreement between the Company and two of the Company’s directors holding promissory notes issued by the Company, promissory notes, with an aggregate principal amount of $250,000, plus accrued interest thereon of $70,000, were converted into 1,869,570 shares of the Company’s common stock at a conversion rate of $0.171 per share.

Conversion and Issuance of Convertible Promissory Notes

In April 2011, an aggregate of $52,000 principal amount of convertible promissory notes, including interest thereon amounting to $3,000, was converted by the holder into 554,511 unregistered shares of the Company’s common stock.

In May 2011, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in February 2012 and received cash proceeds of $96,500, net of financing costs of $3,500. This note contains the same terms and conditions as the previous convertible promissory notes more fully discussed in Note 12.

Issuance of Promissory Notes to Related Parties

In a series of transactions between the Company and George J. Coates during April and May 2011, the Company received aggregate proceeds of $73,000 from George J. Coates and issued promissory notes that are due on demand. These notes bear interest at the rate of 17% per annum, compounded monthly. The funds for these promissory notes were obtained from the net proceeds of sales by Mr. Coates of 803,405 of his shares of common stock of the Company pursuant to Rule 144 of the Securities Act of 1934. In April 2011, the Company received $12,000 from Bernadette Coates, spouse of George J. Coates and issued a promissory note that is due upon demand. The promissory note provides for interest at 17% per annum, compounded monthly.

Private Sales of Shares of Common Stock

Subsequent to March 31, 2011, the Company sold in two transactions, 200,000 shares of its common stock and 200,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $50,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

Funding Commitment

On May 3, 2011, the Company received a firm commitment letter from Black Swan Capital Group, Inc. (“Black Swan”) for a proposed term loan of $10 million (the “Loan”). The commitment is subject to standard conditions for closing and is expected to close before the end of May 2011. As such, the Loan has not yet been provided and at this time the Company is not yet under a contractual obligation to repay the Loan. The terms of the proposed Loan, which would mature two years after the closing date, provide for interest at 10% per annum. The Loan may be drawn down in two tranches consisting of $5 million at the closing and $5 million at any time thereafter within 9 months after the closing date upon 30 days’ prior notice. The Loan will be secured by all of the Company’s assets and will contain covenants requiring the maintenance of certain financial ratios and financial calculations to be defined. The Company would also be required to deposit unregistered, restricted shares of its common stock with a value equal to the amount of the Loan into an escrow account for the benefit of the lender as collateral for the Loan. The Company is also required to pay a closing fee of 3.5% at the time of the closing. The Company’s existing $1,660,000 mortgage loan is expected to be repaid from the proceeds at the closing.

The new working capital that would be provided from funding of the Loan would enable the Company to ramp up production and fulfill orders for the Coates CSRV Natural Gas Industrial Electric Power Generator Sets for Almont Energy, Inc.

Issuance of Shares of Preferred Stock

Subsequent to March 31, 2011, the Company issued 4,328 shares of Series A Preferred Stock (representing 43,280,000 voting shares) to George J. Coates pursuant to anti-dilution provisions in effect with respect to the Coates family.

The issuance of shares of Series A Preferred Stock to George J. Coates dilutes the voting percentage of all other shareholders with respect to matters brought before the shareholders for a vote, but does not have any effect on their share of dividends or liquidation value of the other holders of the Company’s common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives and plans, including product and service developments, current dependence on our agreements with Almont Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Coates International, Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

Background

We have completed development of the Coates spherical rotary valve (“CSRV”) system technology for use in internal combustion engines of all types. In November 2010, we shipped the first industrial CSRV natural gas fueled electric power engine generator set (“CSRV Gen Set”) to Almont Energy, Inc. (“Almont”). At the end of April 2011, we shipped a second CSRV Gen Set to Almont and recognized sales of $125,000. This unit had been prepaid by Almont, the proceeds of which were included in unearned revenue at March 31, 2011. Additional CSRV Gen Sets are currently in production to fulfill orders from Almont.

We believe that the CSRV system technology delivers significant competitive advantages over technology currently applied in conventional internal combustion engines, including substantial improvement in fuel efficiency, a substantial reduction in harmful emissions, adaptability to almost any type of engine fuel and longer intervals between scheduled engine maintenance. This technology has been successfully applied to CSRV Gen Sets, automobile engines, a 35 KW synchronous residential generator and a high performance racing car engine.  We are beginning to ramp up production to fulfill additional orders from Almont and will continue to transaction to larger scale manufacturing operations in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.  This includes searching for the optimal manufacturing facility based on location, shipping logistics and availability of a skilled labor pool suitable for large scale manufacturing of the CSRV system technology.  We continue to actively seek out new sources of working capital to fund our plans for the commencement of manufacturing activities.

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

Initially, we intend to sell the CSRV Gen Sets to Almont, the successor in interest to Well to Wire Energy, Inc. (“WWE”) with respect to (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. The business plan of Almont assumes the purchase of a substantial number of CSRV Gen Sets over a 5-year period commencing upon our ramp up of production to fulfill their orders. Almont’s purchase of CSRV Gen Sets from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Gen Sets contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

Our ability to establish large scale manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. On May 3, 2011, the Company received a firm commitment letter from Black Swan Capital Group, Inc. for a proposed term loan of $10 million (the “Loan”) which is expected to close and fund the Company before the end of May 2011. The proposed Loan may be drawn down in two tranches consisting of $5 million at the closing and $5 million at any time thereafter within 9 months after the closing date upon 30 days’ prior notice.

Other potential sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, issuances of promissory notes to related parties, issuances of convertible promissory notes, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the escrow agreement Release Payment and US Licensing fees and positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

We are actively engaged in efforts to raise working capital to fund our ongoing operations and the ramp up of production of our products incorporating the CSRV system technology.

Non-binding Preliminary Letter of Intent to Merge with Heavy Equipment Manufacturer in China

In December 2010, we entered into a non-binding letter of intent with an established heavy equipment manufacturer in China and The Coates Trust. The letter expresses the mutual intent of the parties for a merger, between the Company and this Chinese entity through an exchange of shares of stock. We are prevented by confidentiality provisions from disclosing the name of the Chinese entity. The merger would be subject to required governmental approvals and also requires that we undertake a secondary public offering of our securities to raise between $220 million and $500 million to fund both our U.S. operations and operations in China. Management believes such a merger would provide us with ready access to substantial existing manufacturing capacity and a trained labor force in China. Management further believes that, based on current economic factors and conditions, manufacturing in China would provide us with lower manufacturing costs than we would incur in the United States. Should the merger plans go forward, we would expect to distribute products manufactured in China to Asia, Africa and Europe. We would continue to pursue our plans to manufacture products in the United States for distribution to customers in Western Hemisphere countries.

The terms of the merger provide that if the merger is consummated, we would receive a controlling 60% ownership interest in the Chinese entity and the Chinese entity would receive 50 million shares of our common stock and $100 million from the net proceeds of the public offering, if successful.  The balance of the proceeds would be retained by us to provide for working capital to commence large scale manufacturing in the United States for distribution in our licensed territories. In the event the secondary public offering is successful, we would issue 50 million shares of our common stock to The Coates Trust in consideration for a world-wide license of the CSRV system technology. We would then grant a world-wide (with the exception of the US and Canada) non-exclusive license for the manufacturing, sale and distribution of the CSRV system technology to this Chinese entity.

We believe that this merger is conditioned upon, and will only be able to achieve the mutual objectives of the parties if, (i) either the Company and/or the Chinese entity enter into one or more substantial long-term, high volume, contracts to supply CSRV system technology products to one or more customers in the territories outside of the Western Hemisphere; and (ii) the satisfactory observation by representatives of the Chinese entity of the performance of CSRV Gen Sets in the field.

There are no assurances that (i) the necessary governmental approvals can be obtained, (ii) the Company can be successful in raising the minimum amount of funds from a secondary public offering of its securities, (iii) such long-term, high volume contracts can be secured; and, (iv) the Chinese entity will be satisfied with the performance of the CSRV Gen Sets in the field.

Cooperation Agreement with Tongji University of China

We have also entered into a Cooperation Agreement with Tongji University of China (the “University”) for the purpose of enabling the University to undertake evaluation and testing of the CSRV engine technology. The results of the evaluation and testing will be used to determine if, and to what extent, the engine technology could be applied in the manufacture of products in China. We are required to deliver to the University a CSRV 1600cc 4-cylinder engine and a 1600cc 4-cylinder poppet valve engine to facilitate comparison. We are also required to provide technical assistance, as needed, to optimize the success of the evaluation and testing. The University is to promptly furnish us with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, we have agreed to sub-license the CSRV Technology to Chinese engine manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement at the same time, which provides for protection of the CSRV technical information and patents. The Coates Trust has expressed its intention to license the rights to the CSRV technology to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers. At this time, the parties are not actively working on this cooperation agreement, but may agree to do so at some point in the future.

Agreements with Well to Wire Energy, Inc. Assigned to Almont Energy, Inc.

In 1999, we granted a sublicense to Well to Wire Energy, Inc. ("WWE"), a Canadian-based company that provided services in the oil and gas industry.  This sublicense provides for a $5,000,000 license fee to be paid to us and covers the use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay us an additional $5,000,000 fee in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed, written agreement.

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

During the first quarter of 2010, with our prior consent, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy Inc. (“Almont”), a privately held, independent third party entity based in Alberta, Canada. In connection with the assignment, we waived all events of default by WWE under the escrow agreement. We also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to us in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment. During the three months ending March 31, 2011 and 2010 Almont and WWE made Release Payments to us totaling $-0- and $850,000, respectively.

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

•
After payment of the Release Payment which includes the $ 1 million deposit towards the US License, Almont has also become obligated to pay the $49 million balance of the US License Fee to us. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit to us a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions until the entire balance of the US License fee is paid in full. However, in any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engine generators to be fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

•	Licensee shall have the exclusive right to use, lease and sell electric power generators that are based on the CSRV system technology within Canada.
•	Licensee shall have a specified right of first refusal to market the electric power generators worldwide.

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

•	Licensee is required to pay a royalty to us equal to 5% of the sum of its annual gross profits and $400,000.

•	All licensed rights under this license agreement related to the CSRV system technology will remain with us.

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

The business plan of Almont assumes the purchase of a substantial number of CSRV units over a 5-year period. Almont’s purchase of CSRV units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV units contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

Significant Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted for interim financial information and rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, determining the amount of discount on convertible promissory notes,  measuring the estimated fair value of embedded derivative liabilities related to our convertible promissory notes outstanding, assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, determining the amount of the allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 (All amounts rounded to thousands of dollars)

No revenues from sales or research and development were generated during the three month period ended March 31, 2011. For the three months ended March 31, 2010, revenues from research and development amounted to $850,000.

Research and development expenses were $21,000 and $-0- for the three months ended March 31, 2011 and 2010, respectively. Included in research and development expenses for the three months ended March 31, 2011 and 2010 were $18,000 and $-0-, respectively, of allocated compensation and benefits and $3,000 and $-0-, respectively and of allocated stock-based compensation expense.

General and administrative expenses increased to $349,000 for the three months ended March 31, 2011 from $321,000 in the corresponding period in 2010. This net increase of $28,000 primarily resulted from the following: An increase in legal and professional fees of $141,000, an increase in stock-based compensation charged to general and administrative expenses of $20,000 and an increase in marketing expenses of $3,000, offset by a decrease in compensation and benefits of $68,000, a decrease in patent maintenance costs of $31,000, a decrease in printing costs of $13,000, a decrease in office expenses of $7,000, a decrease in investor relations costs of $6,000, a decrease in building expenses of $5,000, a decrease in shop supplies and tools of $5,000 and a net decrease in other expenses of $1,000.

Depreciation and amortization increased by $2,000 to $17,000 for the three months ended March 31, 2011 from $15,000 for the three months ended March 31, 2010.

Other operating expense for the three months ended March 31, 2011, consisted of an increase in the fair value of embedded derivative liabilities amounting to ($17,000) in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $139,000 for the three months ended March 31, 2011, an increase of $77,000 from interest expense, net incurred in the comparable 2010 period. This increase was primarily related to interest expense on convertible promissory notes which were not outstanding in the 2010 period, offset by the discontinuance of the amortization of deferred financing costs.

The change in deferred tax assets for the three months ended March 31, 2011 and 2010 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred a net loss of ($543,000) and earned a net profit of $453,000 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at March 31, 2011 was $26,000, a decrease of $28,000 from the cash position of $53,000 at December 31, 2010. We had negative working capital of ($3,146,000) at March 31, 2011 which represents a $35,000 increase from the ($3,182,000) of negative working capital at December 31, 2010. Current liabilities of $3,665,000 at March 31, 2011, decreased by $75,000 from the $3,740,000 balance at December 31, 2010. Current liabilities are primarily comprised of unearned revenue of $154,000, a mortgage loan in the amount of $1,680,000 which matures in July 2011, accounts payable and accrued liabilities of $1,349,000, promissory notes to related parties totaling $309,000, unamortized carrying value of convertible promissory notes of $96,000 and embedded derivative liabilities related to convertible promissory notes of $77,000.

Operating activities utilized cash of ($281,000) during the three months ended March 31, 2011 which primarily consisted of a net loss for the period of ($543,000), decreased by non-cash interest expense of $107,000, non-cash stock-based compensation expense of $38,000, depreciation and amortization of $17,000, a non-cash increase of $17,000 in the fair value of the embedded liabilities related to convertible promissory notes and increased by other changes of ($10,000). In addition, we realized additional operating cash from a net increase in accounts payable and accrued liabilities of $102,000, collection of accounts receivable of $11,000 and unearned revenue received of $10,000. Operating cash was utilized for inventory purchases of ($30,000).

Investing activities utilized cash of ($5,000) for the acquisition of property, plant and equipment during the three months ended March 31, 2011. There were no investing activities for the three months ended March 31, 2010.

Financing activities generated cash of approximately $258,000 for the three months ended March 31, 2011, consisting of proceeds from issuance of stock and warrants of $200,000, issuance of promissory notes to related parties of $37,000, issuance of convertible notes amounting to $33,000 and the release from a restricted bank account of cash amounting to $30,000, offset by a $30,000 partial repayment of the principal amount of a mortgage loan and partial repayment of promissory notes to related parties in the amount of $12,000.

Subsequent to March 31, 2011, we raised additional working capital consisting of net proceeds of $96,500 from the issuance of a convertible promissory note, proceeds of $50,000 from the sale of common stock and common stock warrants to the son of a director, proceeds of promissory notes issued to George J. Coates of $38,000, proceeds of $12,000 from a promissory note issued to Bernadette Coates, the spouse of George J. Coates. On May 3, 2011, the Company received a firm commitment letter from Black Swan Capital Group, Inc. (“Black Swan”) for a proposed term loan of $10 million (the “Loan”) which is expected to close and fund the Company before the end of May 2011. The proposed Loan may be drawn down in two tranches consisting of $5 million at the closing and $5 million at any time thereafter within 9 months after the closing date, upon 30 days’ prior notice.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. Various potential sources of such additional working capital is anticipated to come from one or more of the following: the commitment received from Black Swan to fund a $10 million term loan in May 2011, sales and shipments of natural gas fueled industrial electric power CSRV engine generators to Almont, cash flows from payments by Almont under the escrow agreement, additional issuances of convertible promissory notes and private sales of common stock and common stock warrants. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2011 (rounded to thousands of dollars):

		Amount Due Within
	Total	2011
Mortgage loan payable	$1,680,000	$1,680,000
Promissory notes to related parties(1)	299,000	299,000
Employment agreements(2)	233,000	233,000
Convertible promissory notes(3)	143,000	143,000
Maturity of 10% promissory notes	10,000	10,000
Total	$2,365,000	$2,365,000

(1)
In April 2011, promissory notes to related parties with an aggregate principal amount of $250,000, plus accrued interest thereon of $70,000, were converted into 1,869,570 shares of the Company’s common stock at a conversion rate of $0.171 per share, there by reducing this commitment to $49,000.

(2)	Our obligation under employment agreements would increase to $550,000, upon achieving an adequate level of Working Capital, as defined.

(3)
In April 2011, an aggregate of $52,000 principal amount of convertible promissory notes, including interest thereon amounting to $3,000, was converted by the holder into 554,511 unregistered shares of the Company’s common stock, thereby reducing this commitment to $90,500.

Total non-cash compensation cost related to nonvested stock options at March 31, 2011 that has not been recognized was approximately $108,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 6 months.

Plan of Operation

We have completed development of the natural gas fueled industrial electric power CSRV engine generator sets (“CSRV Gen Sets”) and have commenced production on a limited basis. We are constrained by a limited availability of working capital needed to manufacture CSRV products. We intend to sell our CSRV Gen Sets to Almont and other prospective customers as arrangements to supply our products are finalized. In November 2010, we shipped the first industrial CSRV Gen Set to Almont. At the end of April 2011, we shipped a second CSRV Gen Set to Almont generating sales of $125,000. This unit had been prepaid by Almont, the proceeds of which were included in unearned revenue at March 31, 2011. Additional CSRV Gen Sets are currently in production to fulfill orders from Almont.

We intend to ramp up manufacturing to be able to fulfill orders based on Almont’s five-year business plan, which anticipates that it will require a volume of CSRV Gen Set similar to or greater than the 7,400 units previously planned by WWE. Fulfillment is expected to occur over a five-year period. We intend to take advantage of the fact that essentially all the components of the engine generators may be sourced and acquired from subcontractors and, accordingly, expect to manufacture the engine generators in the two following ways:

•
Assembly – to develop assembly lines at a new manufacturing facility to be constructed or acquired in the future in order to increase our manufacturing capacity. When the demand for our products justifies it, we will take the required steps in order to increase our work force.  We anticipate that we will recruit a significant number of new employees and make substantial capital expenditures in connection with establishing such large scale operations.

•	Licensing our CSRV system technology to Original Equipment Manufacturers (“OEM's”) – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Anticipated potential sources of such new working capital include: the commitment received from Black Swan to fund a $10 million term loan in May 2011, positive working capital generated from sales of our CSRV products to Almont and others, additional payments from Almont for the Release Payment, additional issuances of convertible promissory notes, issuances of promissory notes to related parties, private sales of common stock and common stock warrants, sales of our equity and/or debt securities through private placements and/or secondary public offerings and pursuing and entering into additional sublicensing agreements with OEM's and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

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

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying financial statements, we incurred a net loss for the three month period ended March 31, 2011 of ($543,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of March 31, 2011, we had accumulated losses of ($24,249,000) and had negative working capital of ($3,146,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2010 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

The doubt about our ability to continue to operate as a going concern has existed for a number of years. We have been successful in raising sufficient new working capital throughout that time to enable us to continue as a going concern and, although we can not provide assurances that we can be successful, we believe that we can continue to do so in the future. On May 3, 2011, the Company received a firm commitment letter from Black Swan Capital Group, Inc. for a proposed term loan of $10 million (the “Loan”) which is expected to close and fund the Company before the end of May 2011. The proposed Loan may be drawn down in two tranches consisting of $5 million at the closing and $5 million at any time thereafter, within 9 months after the closing date, upon 30 days’ prior notice. Management is continuing to carefully monitor its costs and is restricting variable costs to only those expenses that are necessary to carry out our business plans. We continue to actively seek out new sources of working capital; however, there can be no assurance that we will be successful in these efforts.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

 Not required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2011, the Company issued $32,500 of convertible notes. The notes are convertible into shares of unregistered common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In February and March 2011, an aggregate of $97,000 principal amount of the convertible promissory notes, including interest thereon amounting $3,000, was converted by the holder into 883,434 unregistered shares of the Company’s common stock.

We sold, in a series of transactions, 600,000 shares of our common stock and 600,000 warrants to purchase one share of our common stock at an exercise price of $0.25 per share in consideration for $150,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

In February 2011, we sold 200,000 shares of our common stock in consideration for $50,000 to one of our directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

All of the above shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

COATES INTERNATIONAL, LTD.

Date: May 16, 2011	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: May 16, 2011	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer