Form 10-Q
period 2011-06-30
COATES INTERNATIONAL LTD \DE\
filed 2011-08-15
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 000-33155 COATES INTERNATIONAL, LTD. (Exact Name of Registrant as Specified in its Charter)

Delaware	22-2925432
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719
(Address of Principal Executive Office) (Zip Code)

(732) 449-7717
(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

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

As of August 12, 2011, 282,971,314 shares of the Registrant’s common stock were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2011

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets	3
	Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Financial Statements	6-23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	(Removed and Reserved)	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

SIGNATURES		36

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

Coates International, Ltd.
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current Assets
Cash	$229,741	$53,360
Restricted cash	1,736	61,643
Other receivables	-	11,440
Inventory, net	383,467	431,999
Deferred offering costs	24,738	-
Total Current Assets	639,682	558,442
Property, plant and equipment, net	2,335,095	2,368,680
Deferred licensing costs, net	61,724	63,866
Total Assets	$3,036,501	$2,990,988

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,327,907	$1,242,842
Mortgage loan payable	1,650,000	1,710,000
Promissory notes to related parties	238,277	463,537
Convertible promissory notes, net of unamortized discount	49,011	84,700
Derivative liability related to convertible promissory notes	124,727	84,800
Unearned revenue	29,124	144,124
10% Convertible note	10,000	10,000
Total Current Liabilities	3,429,046	3,740,003
License deposits	370,200	375,000
Total Liabilities	3,799,246	4,115,003

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 68,987 and 14,001 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	69	14
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 281,912,994 and 275,906,253 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	28,191	27,591
Additional paid-in capital	23,993,916	22,553,853
Accumulated deficit	(24,784,921)	(23,705,473)
Total Stockholders' Deficiency	(762,745)	(1,124,015)
Total Liabilities and Stockholders' Deficiency	$3,036,501	$2,990,988

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$125,000	$-	$125,000	$-
Cost of goods sold	65,446	-	65,446	-
Gross Margin	59,554	-	59,554	-
Revenue from research and development	150,000	-	150,000	850,000
Sublicensing fee revenue	4,800	-	4,800	-
Total Revenues	214,354	-	214,354	850,000
Expenses:
Research and development costs	54,957	167,063	75,815	167,063
General and administrative expenses	515,354	248,587	864,620	569,267
Depreciation and amortization	19,073	22,769	35,726	37,889
	589,384	438,419	976,161	774,219
	(375,030)	(438,419)	(761,807)	75,781
Other Operating Expense:
Increase in estimated fair value of embedded derivative liabilities	55,987	-	73,147	-
(Loss) Income from Operations	(431,017)	(438,419)	(834,954)	75,781
Interest expense, net	105,162	58,813	244,494	120,449
Loss Before Income Taxes	(536,179)	(497,232)	(1,079,448)	(44,668)
Provision for income taxes	-	-	-	-
Net Loss	$(536,179)	$(497,232)	$(1,079,448)	$(44,668)

Basic net loss per share	$-	$-	$-	$-
Basic weighted average shares outstanding	281,394,918	275,506,253	278,976,460	275,505,977
Diluted net loss per share	$-	$-	$-	$-
Diluted weighted average shares outstanding	281,394,918	275,506,253	278,976,460	275,505,977

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2011	2010

Net Cash Flows Used in Operating Activities	$(510,859)	$(16,137)
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	-	(14,350)
Net Cash Used in Investing Activities	-	(14,350)
Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	350,000	3,645
Issuance of convertible promissory note	132,500	-
Issuance of promissory notes to related parties	226,595	-
Repayment of promissory notes to related party	(21,855)	(100,000)
Release from Interest reserve	60,000	-
Repayment of Mortgage Loan	(60,000)	-
Repayment of 10% convertible note	-	(10,000)
Net Cash Provided by (Used in) Financing Activities	687,240	(106,355)

Net Increase (Decrease) in Cash	176,381	(136,842)
Cash, beginning of yearperiod	53,360	252,902
Cash, end of period	$229,741	$116,060

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$63,896	$71,566

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$212,160	$-
Conversion of promissory notes to related parties	517,833	-
	$729,993	$-

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Notes to Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and quarterly report on Form 10-Q for the quarter ended March 31, 2011.

The Company incurred a net loss for the six months ended June 30, 2011 of ($1,079,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of June 30, 2011, the Company had an accumulated deficit of ($24,785,000) and had negative working capital of ($2,789,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been actively undertaking efforts to secure new sources of working capital.  During the six months ended June 30, 2011, the Company raised new working capital of $687,000 consisting of proceeds from issuance of stock and warrants amounting to $350,000, net proceeds from issuance of promissory notes to related parties of $205,000 and proceeds from issuance of a convertible promissory note amounting to $132,000. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The doubt about the Company’s ability to continue to operate as a going concern has existed for a number of years. Management has been successful in raising sufficient new working capital throughout that time to enable the Company to continue as a going concern and, although management cannot provide assurances that it can be successful, management believes that it can continue to do so in the future. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to complete its activities related to research and development and manufacturing natural gas fueled industrial electric power Coates Spherical Rotary Valve (“CSRV”) Gen Sets, entering the production phase of operations, developing additional commercially feasible applications of the CSRV system technology, seeking additional sources of working capital and covering the general and administrative expenses in support of such activities.

2.  ACCOUNTING POLICIES

Net Loss per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income (loss) per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP for interim financial information and rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, determining the amount of discount on convertible promissory notes, measuring the estimated fair value of embedded derivative liabilities related to convertible promissory notes outstanding, assigning useful lives to property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, determining the amount of the allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for stock options in order to estimate the fair value of the Company’s stock options on the date of grant.

3.  CONCENTRATIONS OF CREDIT AND BUSINESS RISK

At June 30, 2011, the Company maintained cash balances with two financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation.

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

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sub-licensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators within the territories of Canada and the United States. As discussed in more detail in Note 4, at June 30, 2011, Almont owed the Company approximately $5.8 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s continuing effort to raise new equity capital.

4.   AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), Canadian-based company that provided services to the oil and gas industry.  This sublicense provided for a $5,000,000 license fee to be paid to the Company and covers use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company satisfactorily completed development of the prototypes in accordance with this agreement. The research and development agreement has not been reduced to the form of a signed, written agreement.

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

The escrow agreement requires that WWE make payment (the “Release Payment”) to the Company equal to the remaining unpaid balance of licensing fee for the Canadian License, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. WWE had been making periodic nonrefundable payments to the Company toward satisfaction of the Release Payment.

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

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

●
The Release Payment Date as defined in the escrow agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was $5,997,000. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full. As of June 30, 2011, the balance of the release payment was $5,847,000.

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

To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition will be adversely affected.

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
●
Upon commencement of the production and distribution of the CSRV electric power Gen Sets, the minimum annual number of Gen Sets to be purchased by Licensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per Gen Set shall be $159,000.  In the event Licensee fails to purchase the minimum 120 CSRV Gen Sets during any year, Licensee will automatically lose its exclusivity. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV Gen Sets in the territory of Canada.

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

5.   NON-BINDING PRELIMINARY LETTER OF INTENT TO MERGE WITH HEAVY EQUIPMENT MANUFACTURER IN CHINA

In May 2011, the Company entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expresses the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T. and a cash payment to the shareholders of S.W.T. The Company is prevented by confidentiality provisions from disclosing the full name of the Chinese entity. This transaction would be subject to required governmental approvals and also requires that the Company undertake a secondary public offering of its securities to raise between $220 million and $500 million to fund both its U.S. operations and operations in China. Management believes such a merger would provide the Company with ready access to substantial existing manufacturing capacity and a trained labor force in China. Management further believes, that based on current economic factors and conditions, manufacturing in China would provide the Company with lower manufacturing costs than it would incur in the United States. Should this transaction be consummated management plans to distribute products manufactured in China to Asia, Africa and Europe. The Company would continue to pursue its plans to manufacture products in the United States for distribution to customers in Western Hemisphere countries.

The terms of the merger provide that if the merger is consummated, the Company would receive a controlling 60% ownership interest in S.W.T. and S.W.T. would receive 50 million shares of the Company’s common stock and $100 million from the net proceeds of the public offering, if successful.  The balance of the proceeds would be retained by the Company to provide for working capital to commence large scale manufacturing in the United States for distribution in its licensed territories. In the event the secondary public offering is successful, the Company would issue 50 million shares of its common stock and pay $10 million to The Coates Trust in consideration for a non-exclusive license in the territory of China for Gen Sets, heavy duty truck engines and farm machinery power units incorporating the CSRV system technology. The Company would then grant a world-wide (with the exception of the US and Canada) non-exclusive license for the manufacturing, sale and distribution of the CSRV system technology to S.W.T.

The Company believes that this merger is conditioned upon, and will only be able to achieve the mutual objectives of the parties if, (i) either the Company and/or S.W.T. enter into one or more substantial long-term, high volume, contracts to supply CSRV system technology products to one or more customers in the territories outside of the Western Hemisphere; and (ii) the satisfactory observation by representatives of S.W.T. of the performance of CSRV Gen Sets in the field.

There are no assurances that (i) the necessary governmental approvals can be obtained, (ii) the Company can be successful in raising the minimum amount of funds from a secondary public offering of its securities, (iii) such long-term, high volume contracts can be secured; and, (iv) S.W.T. will be satisfied with the performance of the CSRV Gen Sets in the field.

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

7.   INVESTMENT IN COATES FINANCE MANAGEMENT, LTD.

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

8.   INVENTORY

Inventory was comprised of the following:

	June 30, 2011	December 31, 2010
Raw materials	$423,000	$447,000
Work-in-process	111,000	136,000
Finished goods	-	-
Reserve for obsolescence	(151,000)	(151,000)
Total	$383,000	$432,000

9.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	June 30, 2011	December 31, 2010
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(644,000)	(610,000)
Total	$2,335,000	$2,369,000

10.   MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters, warehouse and research and development facility with an outstanding balance of $1,650,000 at June 30, 2011. The mortgage loan bears interest at the rate of 7.5% per annum and matured July 1, 2011. The Company has received a written commitment from the existing lender to extend the mortgage loan for an additional year at the same interest rate. The Company is required to pay an up front extension fee of $16,500 and make monthly payments consisting of $5,000 towards the principal balance, plus interest. As instructed by the lender, the Company has been making monthly interest-only payments until the closing of the mortgage extension agreement. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender.

11.   PROMISSORY NOTES TO RELATED PARTIES

In a series of transactions between the Company and George J. Coates between September 2010 and June 2011, the Company received aggregate proceeds of $242,000 from George J. Coates and issued promissory notes that are due on demand. These notes bears interest at the rate of 17% per annum, compounded monthly. During six months ended June 30, 2011 and 2010, $22,000 and $-0-, respectively, of these promissory notes was repaid. In April 2011 and November 2010, the Company received $12,000 and $6,000, respectively, from Bernadette Coates, spouse of George J. Coates and issued promissory notes that are due on demand. The promissory notes provides for interest at 17% per annum, compounded monthly.

The Company received $100,000 from The Coates Trust, a trust owned and controlled by George J. Coates and $200,000 from two of its directors and issued promissory notes payable on demand. All three promissory notes provided for interest at the rate of 17% per annum, compounded monthly and a transaction fee of $7,500. For accounting purposes, the transaction fees were amortized to interest expense over the initial term of the promissory notes before the holders agreed to restructure these notes to be payable on demand. In March 2010, the promissory note to The Coates Trust was repaid in full, including accrued interest and the transaction fee totaling $10,000.

In November 2010, the Company received an additional $50,000 from one of its directors and issued a promissory note that was due on demand. The promissory note provided for interest at 17% per annum, compounded monthly.

In April 2011, by mutual agreement between the Company and two of the Company’s directors holding promissory notes issued by the Company, promissory notes, with an aggregate principal amount of $250,000, plus accrued interest thereon of $70,000, were converted into 1,869,570 shares of the Company’s common stock at a conversion rate of $0.171 per share.

In July 2010, the Company received $100,000 from The Coates Trust and issued a promissory note that was due on demand. In October 2010, the Company received an additional $80,000 from the Coates Trust and issued a promissory note that was due on demand. The promissory notes provided for interest at 17% per annum, compounded monthly. On March 31, 2011, by mutual agreement between the Company and The Coates Trust, these notes, amounting to $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock at a conversion rate of $0.17 per share.

For the three month periods ended June 30, 2011 and 2010, interest expense on these promissory notes amounted to $7,000 and $15,000, respectively. For the six month periods ended June 30, 2011 and 2010, interest expense on these promissory notes amounted to $29,000 and $34,000, respectively. At June 30, 2011, unpaid accrued interest on these promissory notes amounting to $9,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet.

12.  CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Nominal Interest Rate	Maturity	Balance, June 30, 2011
August 2010	$78,500	8.00%	May 2011	$-
September 2010	67,500	8.00%	July 2011	-
December 2010	58,000	8.00%	September 2011	-
February 2011	32,500	8.00%	November 2011	32,500
May 2011	100,000	8.00%	February 2012	100,000
	$336,500			$132,500

The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain a prepayment option whereby the Company may make a payment to the holder equal to between 130% and 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default under the Notes during the 179-day period following the date of issuance of the Notes, upon three (3) trading days’ prior written notice to the holder.

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. The Company is also required to record additional unamortized discount to recognize the estimated value of the derivative liabilities arising from the convertible promissory notes. Accordingly, the Company recorded a total initial amount of unamortized discount on these Convertible Notes of $281,000. For the three and six month periods ended June 30, 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $54,000 and $146,000, respectively.

The total unamortized discount represented by the value of the BCF is being accreted over the six month period until the conversion of the convertible promissory notes into common stock is permitted. This resulted in an overall effective interest rate of 106%, 129%, 135%, 147% and 147% on the $78,500, $67,500, $58,000, $32,500 and $100,000 convertible notes, respectively. The remaining unamortized balance of this discount, which amounted to $84,000, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $49,000. This net amount is presented in the accompanying balance sheet at June 30, 2011.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The Company initially recorded the estimated value of the embedded derivative liabilities amounting to $37,000 arising from the series of convertible promissory notes. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities, which were measured at their aggregate estimated fair value, based on Level 2 inputs, amounted to $125,000, at June 30, 2011. The change in the estimated fair value of the embedded derivative liabilities amounted to $56,000 and $73,000, respectively, for the three and six months ended June 30, 2011. This amount is included in the accompanying statements of operations as increase in estimated fair value of embedded derivative liabilities.

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

13.   10% CONVERTIBLE NOTE TO RELATED PARTY

The 10% Convertible Note, which is held by one of the Company’s directors, is convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. In March 2010, $10,000 principal amount of this convertible note was repaid along with accrued interest thereon of $3,000. The Company has reserved 22,222 shares of its common stock for conversion of the remaining $10,000 balance of this note.

14.   CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at June 30, 2011(rounded to thousands of dollars):

		Amount Due Within
	Total	2011	2012
Mortgage loan payable	$1,650,000	$-	$1,650,000
Promissory notes to related parties	238,000	238,000	-
Employment agreements(1)	133,000	133,000	-
Convertible promissory notes	133,000	33,000	100,000
10% promissory note	10,000	10,000	-
Total	$2,164,000	$414,000	$1,750,000

(1)	The Company’s obligation under employment agreements would increase to $550,000, upon achieving an adequate level of Working Capital, as defined.

15.   CAPITAL STOCK

Common Stock

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

During the six months ended June 30, 2011 and 2010, the Company sold $-0- and 10,000 registered shares of its common stock, respectively, under an equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $-0- and $4,000, respectively. There were no offering costs related to the sale of these shares.

During the six months ended June 30, 2011, the Company sold in a series of transactions, 1,096,703 shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share, and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $300,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the six months ended June 30, 2011, the Company sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

During the six months ended June 30, 2011, convertible promissory notes with a total principal amount of $204,000, plus accrued interest thereon totaling $8,000 were convertible by the holder into 1,674,961 unregistered shares of the Company’s common stock.

There were no other sales of, or conversions into, common stock during the six months ended June 30, 2010.

At June 30, 2011, the Company had reserved 6,294,264 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

The board of directors has designated 100,000 shares of Preferred Stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

During the six months ended June 30, 2011, 4,986 shares of Series A Preferred Stock were issued to George J. Coates pursuant to an anti-dilution agreement in effect and a compensatory award of 50,000 shares of Series A Preferred Stock were granted George J. Coates resulting in the right to 549,980,000 aggregate additional votes. Stock-based compensation amounting to $137,000 was charged to expense for these transactions. During the six months ended June 30, 2010, the Board agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company (representing 40,010,000 voting shares) to George J. Coates in order to restore the original percentage of all votes originally held by the Coates family at January 1, 2007. The Coates family shareholdings had been diluted as a result of various issuances of new shares of stock in connection with raises of new equity capital during the period from January 1, 2007 through the date of issuance of the shares of Series A Preferred Stock. As a result, the Coates family requested that as a prerequisite condition to issuing any further shares to new investors and/or lenders, that George J. Coates be awarded the Company’s super-majority voting shares of Series A Preferred Stock, $0.001 par value per share in order to restore its original percentage of all votes that it held at January 1, 2007.

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

16.   INVESTMENT AGREEMENTS WITH DUTCHESS FUNDS

In June 2011, we entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Investment Agreement, Dutchess shall commit to purchase, in a series of purchase transactions (“Puts”) up to Twenty Million ($20,000,000) Dollars of our common stock over a period of up to thirty-six (36) months.

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put will be equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date (the “Pricing Period”). “Put Notice Date” is the trading day immediately following the day on which Dutchess receives a Put Notice from the Company.

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 17,500,000 shares of the common stock underlying the Investment Agreement which has not yet been declared effective by the SEC. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

The Company had entered into a previous Investment Agreement with Dutchess Private Equities Fund, Ltd. which expired in June 2010. Pursuant to that Agreement, the Dutchess committed to purchase up to $10,000,000 of the Company’s common stock. During the six months ended June, 2010, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $4,000.

17.   UNEARNED REVENUE

The Company has received non-refundable deposits aggregating $144,000 from Almont in connection with its order for the shipment of natural gas fueled electric power CSRV engine generators and a $10,000 refundable deposit related to the future potential issuance of a license for the CSRV technology. During the six months ended June 30, 2011, $125,000 of this amount was recognized as sales in connection with the shipment of a completed CSRV Gen Set to Almont. Recognition of the remaining balance as revenue is being deferred until shipment of the Gen Sets and execution of the related license agreement, respectively. The remaining balance of $29,000 is included in unearned revenue in the accompanying balance sheet at June 30, 2011.

18.    SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three and six months ended June 30, 2011 amounted to $5,000. There was no sublicensing fee revenue in 2010. The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent currently in force.

19.    INCOME (LOSS) PER SHARE

At June 30, 2011, the Company had 6,294,264 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	200,000	$0.250	-	200,000
Common stock options	50,000	0.390	50,000	-
Common stock options	360,000	0.400	-	360,000
Common stock options	100,000	0.430	100,000	-
Common stock options	1,750,000	0.440	1,750,000	-
Common stock options	30,000	1.000	30,000	-
Common stock warrants	1,200,000	0.250	N/A	N/A
Common stock warrants	333,333	0.300	N/A	N/A
Common stock warrants	153,846	0.325	N/A	N/A
Common stock warrants	1,028,570	0.350	N/A	N/A
Common stock warrants	210,000	1.100	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.450	N/A	N/A
8% Convertible promissory notes	856,293	(1)	N/A	N/A
Total	6,294,264
____________
(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at June 30, 2011, was $133,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the closing price of the common stock on June 30, 2011.

At June 30, 2010, the Company had 3,351,268 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	50,000	$0.390	-	50,000
Common stock options	100,000	0.430	-	100,000
Common stock options	1,750,000	0.440	1,725,000	25,000
Common stock warrants	210,000	1.100	N/A	N/A
Common stock warrants	333,333	0.300	N/A	N/A
Common stock warrants	885,713	0.350	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.450	N/A	N/A
Total	3,351,268

For the three months ended June 30, 2011 and 2010, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

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

During the six months ended June 30, 2011, stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to one of the Company’s directors. These stock options vest over a one year period and expire in February 2026. No stock options were granted during the six months ended June 30, 2010.

During the three months ended June 30, 2011 and 2010, 25,000 and 25,000 stock options, respectively, became vested. During the six months ended June 30, 2011 and 2010, 25,000 and 25,000 stock options, respectively, became vested. The weighted-average fair value of 560,000 nonvested stock options at June 30, 2011 was $110,000. Total compensation cost related to nonvested stock options at June 30, 2011 that had not been recognized was $66,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately six months.

For the three months ended June 30, 2011 and 2010, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $42,000 and $10,000, respectively, relating to stock options. For the three months ended June 30, 2011 and 2010, $3,000 and $3,000, respectively, of this amount is included in research and development expenses and $38,000 and $7,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations. For the three months ended June 30, 2011 and 2010, $1,000 and $-0-, respectively, of this amount was allocated to work in process inventory.

For the six months ended June 30, 2011 and 2010, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $80,000 and $23,000, respectively, relating to stock options. For the six months ended June 30, 2011 and 2010, $6,000 and $3,000, respectively, of this amount is included in research and development expenses and $71,000 and $20,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations. For the six months ended June 30, 2011 and 2010, $3,000 and $-0-, respectively, of this amount was allocated to work in process inventory.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/10	$0.39 -1.00	2,290,000	12	1,905,000	$0.44	$0.36
Granted	$0.25	200,000	15		$0.25	$0.17
Vested	$0.44		11	25,000	0.44	$0.40
Balance, 6/30/11	$0.25 -1.00	2,490,000	12	1,930,000	$0.42	$0.34

No stock options were exercised, forfeited or expired during the six months ended June 30, 2011.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139-180%
●	Risk-free interest rate	1.11%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00%

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.
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

Deferred tax assets decreased by ($8,000) and increased by $190,000 for the three months ended June 30, 2011 and 2010, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods. Deferred tax assets decreased by ($450,000) and increased by $18,000 for the six months ended June 30, 2011 and 2010, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2011 and 2010.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2010, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three and six month periods ended June 30, 2011 and 2010, there were no penalties or interest related to the Company’s income tax returns.

22.    RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

George J. Coates	$208,000	$69,000	$273,000	$163,000
Gregory Coates	44,000	37,000	87,000	90,000
Bernadette Coates	20,000	21,000	40,000	38,000

Included in compensation paid to George J. Coates during the six months ended June 30, 2011 is $137,000 representing the estimated fair value of 4,986 shares of Series A Preferred Stock issued pursuant to an anti-dilution agreement in effect and a compensatory grant of 50,000 shares of Series A Preferred Stock. Included in compensation paid to George J. Coates during the six months ended June 30, 2010 is $10,000 representing the estimated fair value of 4,001 shares of Series A Preferred Stock awarded, as more fully discussed in Note 15.  Also included in the above amounts for the six months ended June 30, 2010 is compensation paid to George J. Coates and Gregory Coates for vacation earned but not taken during the prior calendar year.

In addition to the above compensation, stock-based compensation expense related to stock option granted to George J. Coates amounted to $14,000 and $3,400, respectively, for the three months ended June 30, 2011 and 2010 and $29,000 and $6,800 for the six months ended June 30, 2011 and 2010, respectively.

Promissory Notes to Related Parties

During the six months ended June 30, 2011, in a series of transactions, the Company received aggregate proceeds of $214,000 from George J. Coates and issued promissory notes that are due on demand. During this period, a total of $22,000 of promissory notes was repaid bringing the net principal amount of promissory notes outstanding at June 30, 2011, to $220,000. These notes bears interest at the rate of 17% per annum, compounded monthly.

During the six months ended June 30, 2011, the Company received $12,000 from Bernadette Coates and issued a promissory note that is due on demand bringing the total principal amount of promissory notes outstanding at June 30, 2011, to $18,000. These notes bears interest at the rate of 17% per annum, compounded monthly.

During the six months ended June 30, 2011, by mutual agreement between the Company and The Coates Trust, a trust owned and controlled by George J. Coates, promissory notes issued to The Coates Trust amounting to $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock at a conversion rate of $0.17 per share.

In April 2011, by mutual agreement between the Company and two of its directors, 17% promissory notes held by these directors amounting to $250,000, plus accrued interest thereon of $70,000 were converted into 1,869,570 shares of the Company’s common stock at a conversion rate of $0.171 per share.

Other

During the three months ended June 30, 2011 and 2010, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $37,000 and $26,000, respectively. During the six months ended June 30, 2011 and 2010, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $53,000 and $48,000, respectively.

As discussed in Note 15, during the six months ended June 30, 2011, the Company sold in a series of transactions, 1,096,703 shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $300,000 received from the son of a director. The Company also sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

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

25.   SUBSEQUENT EVENTS

Convertible Promissory Note

In July 2011, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in April 2012 and received cash proceeds of $75,000, net of financing costs of $3,500. This note contains the same terms and conditions as the previous convertible promissory notes more fully discussed in Note 12.

Conversion of Convertible Promissory Note

In August 2011, an aggregate of $33,000 principal amount of convertible promissory notes, plus $1,000 of accrued interest thereon, was converted by the holder into 224,987 unregistered shares of the Company’s common stock.

Repayment of Promissory Notes to Related Parties

Subsequent to June 30, 2011, the Company repaid $103,000 principal amount of 17% promissory notes due to George J. Coates and the entire $18,000 principal amount of 17% promissory notes, plus accrued interest thereon of $1,000 due to Bernadette Coates, leaving a principal amount due to George J. Coates of $117,000.

Private Sales of Shares of Common Stock

In July 2011, the Company sold in three transactions, 833,333 shares of its common stock and 833,333 warrants to purchase one share of its common stock at an exercise price of $0.27 per share in consideration for $225,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

Issuance of Shares of Preferred Stock

In July 2011, the Company issued 1,757 shares of Series A Preferred Stock (representing 17,570,000 voting shares) to George J. Coates pursuant to anti-dilution provisions in effect with respect to the Coates family.

The issuance of shares of Series A Preferred Stock to George J. Coates dilutes the voting percentage of all other shareholders with respect to matters brought before the shareholders for a vote, but does not have any effect on their share of dividends or liquidation value of the other holders of the Company’s common stock.

Grant of Stock Options

In July 2011, the Company granted stock options to George J. Coates to purchase 1,800,000 shares of its Common Stock, par value, $0.0001 per share, at an exercise price of $0.25 per share. These options will fully vest in July 2012.

In August 2011, the Company granted stock options to Gregory Coates to purchase 1,800,000 shares of its Common Stock, par value, $0.0001 per share, at an exercise price of $0.25 per share. These options will fully vest in August 2012.

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

We have completed development of the Coates spherical rotary valve (“CSRV”) system technology for use in internal combustion engines of all types. In November 2010, we shipped the first industrial CSRV natural gas fueled electric power engine generator set (“CSRV Gen Set”) to Almont Energy, Inc. (“Almont”). In April 2011, we shipped a second CSRV Gen Set to Almont and in August, 2011, we shipped a third CSRV Gen Set to Almont. Additional CSRV Gen Sets are currently in production to fulfill orders from Almont.

We believe that the CSRV system technology delivers significant competitive advantages over technology currently applied in conventional internal combustion engines, including substantial improvement in fuel efficiency, a substantial reduction in harmful emissions, adaptability to almost any type of engine fuel and longer intervals between scheduled engine maintenance. This technology has been successfully applied to CSRV Gen Sets, automobile engines, a 35 KW synchronous residential generator and a high performance racing car engine.  We are beginning to ramp up production to fulfill additional orders from Almont and will continue to transition to larger scale manufacturing operations in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.  This includes searching for the optimal manufacturing facility based on location, shipping logistics and availability of a skilled labor pool suitable for large scale manufacturing of the CSRV system technology.  We continue to actively seek out new sources of working capital to fund our plans for the commencement of manufacturing activities.

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

Initially, we intend to sell the CSRV Gen Sets to Almont, the successor in interest to Well to Wire Energy, Inc. (“WWE”) with respect to (i) a sublicense agreement covering the territory of Canada; and, (ii) certain rights to a sublicense covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. The business plan of Almont assumes the purchase of a substantial number of CSRV Gen Sets over a 5-year period commencing upon our ramp up of production to fulfill their orders. Almont’s purchase of CSRV Gen Sets from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Gen Sets contemplated in our previous arrangement with WWE. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

Our ability to establish large scale manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.

Potential sources of such new working capital include sales of our common stock to Dutchess Opportunity Fund II, LP under the equity line of credit expected to become effective before the end of August 2011, sales of our equity and/or debt securities through private placement offerings, issuances of promissory notes to related parties, issuances of convertible promissory notes, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the escrow agreement Release Payment and US Licensing fees and positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

We are actively engaged in efforts to raise working capital to fund our ongoing operations and the ramp up of production of our products incorporating the CSRV system technology.

Non-binding Preliminary Letter of Intent to Merge with Heavy Equipment Manufacturer in China

In May 2011, we entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expresses the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T. and a cash payment to the shareholders of S.W.T. We are prevented by confidentiality provisions from disclosing the full name of the Chinese entity. This transaction would be subject to required governmental approvals and also requires that we undertake a secondary public offering of our securities to raise between $220 million and $500 million to fund both our U.S. operations and operations in China. Management believes such a merger would provide us with ready access to substantial existing manufacturing capacity and a trained labor force in China. Management further believes, that based on current economic factors and conditions, manufacturing in China would provide us with lower manufacturing costs than we would incur in the United States. Should this transaction be consummated we would expect to distribute products manufactured in China to Asia, Africa and Europe. We would continue to pursue our plans to manufacture products in the United States for distribution to customers in Western Hemisphere countries.

The terms of the merger provide that if the merger is consummated, we would receive a controlling 60% ownership interest in S.W.T. and S.W.T. would receive 50 million shares of our common stock and $100 million from the net proceeds of the public offering, if successful.  The balance of the proceeds would be retained by us to provide for working capital to commence large scale manufacturing in the United States for distribution in our licensed territories. In the event the secondary public offering is successful, we would issue 50 million shares of our common stock to The Coates Trust in consideration for a world-wide license of the CSRV system technology. We would then grant a world-wide (with the exception of the US and Canada) non-exclusive license for the manufacturing, sale and distribution of the CSRV system technology to S.W.T.

We believe that this merger is conditioned upon, and will only be able to achieve the mutual objectives of the parties if, (i) either the Company and/or S.W.T. enter into one or more substantial long-term, high volume, contracts to supply CSRV system technology products to one or more customers in the territories outside of the Western Hemisphere; and (ii) the satisfactory observation by representatives of S.W.T. of the performance of CSRV Gen Sets in the field.

There are no assurances that (i) the necessary governmental approvals can be obtained, (ii) the Company can be successful in raising the minimum amount of funds from a secondary public offering of its securities, (iii) such long-term, high volume contracts can be secured; and, (iv) S.W.T. will be satisfied with the performance of the CSRV Gen Sets in the field.

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

Agreements with Well to Wire Energy, Inc. Assigned to Almont Energy, Inc.

In 1999, we granted a sublicense to Well to Wire Energy, Inc. ("WWE"), a Canadian-based company that provided services in the oil and gas industry.  This sublicense provides for a $5,000,000 license fee to be paid to us and covers the use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provides for WWE to pay us an additional $5,000,000 fee in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed, written agreement.

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

During the first quarter of 2010, with our prior consent, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy Inc. (“Almont”), a privately held, independent third party entity based in Alberta, Canada. In connection with the assignment, we waived all events of default by WWE under the escrow agreement. We also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to us in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment. During the six months ending June 30, 2011 and 2010 Almont and WWE made Release Payments to us totaling $150,000 and $850,000, respectively. At June 30, 2011, the remaining unpaid balance of the Release Payment was $5,847,000.

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

●
After payment of the Release Payment which includes the $ 1 million deposit towards the US License, Almont is also obligated to pay the $49 million balance of the US License Fee to us. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit to us a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions until the entire balance of the US License fee is paid in full. However, in any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, our cash flow, results of operations and financial condition will be adversely affected.

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

The manufacture of any Licensed Products by Licensee is prohibited.  Licensee is required to procure all internal combustion engines incorporating the CSRV Valve System from us or our designee. The sublicense granted to Licensee is exclusive within the Territory, provided that Licensee satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates engines and all component parts. The agreement also grants Licensee a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the Licensed Product.

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

There are a number of inherent risks associated with achieving this level of revenues over the next five years, including:

Although we intend to pursue other opportunities to generate revenues from production of internal combustion engines incorporating the CSRV system technology and/or licensing of this technology to original equipment manufacturers, until we are able to enter into definitive agreements with new customers, our revenues will be concentrated with a single customer, Almont.  Almont will be required to remit periodic installments of the Release Payment due us under the escrow agreement and make timely payments for its purchases of CSRV system technology-based products from us.

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

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles for interim financial information and rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, determining the amount of discount on convertible promissory notes, measuring the estimated fair value of embedded derivative liabilities related to our convertible promissory notes outstanding, assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, determining the amount of the allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for our stock options in order to estimate the fair value of our stock options on the date of grant.

Results of Operations – Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010 (All amounts rounded to thousands of dollars)

Sales amounted to $125,000 for the three months ended June 30, 2011 arising from the sale of a CSRV natural gas powered industrial electric power Gen Set to Almont Energy, Inc. Gross margin on this sale after cost of sales of $65,000 amounted to $60,000. There were no sales for the three months ended June 30, 2010.

During the three months ended June 30, 2011, revenues from research and development amounted to $150,000. For the three months ended June 30, 2010, no revenues were generated from research and development.

Sublicensing fee revenue for the three months ended June 30, 2011 amounted to $5,000. There was no sublicensing fee revenue for the three months ended June 30, 2010. As the Company commenced shipping production units to Almont in April 2011, the Company began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue over the approximately 16-year remaining life of the last CSRV technology patent currently in force.

Research and development expenses were $55,000 and $167,000 for the three months ended June 30, 2011 and 2010, respectively. Included in research and development expenses for the three months ended June 30, 2011 and 2010 were $44,000 and $135,000, respectively, of allocated compensation and benefits.

General and administrative expenses increased to $515,000 for the three months ended June 30, 2011 from $249,000 in the corresponding period in 2010. This net increase of $266,000 primarily resulted from the following: An increase in non-cash stock-based compensation expense of $169,000 which resulted from the issuance of shares of Series A Preferred Stock to George J. Coates and additional expenses related to stock options granted at the end of 2010, and increase in compensation and benefits of $105,000 substantially due to a reduction in the amount of compensation and benefits allocated to research and development expenses, an increase in financing costs of $15,000, an increase in travel and entertainment expenses of $13,000, an increase in SEC reporting expenses of $7,000, an increase in legal and professional fees of $2,000 and an increase in other general and administrative expenses of $13,000, offset by a decrease in shop supplies of ($36,000), a decrease of ($13,000) in parts expense and a decrease of ($9,000) in investor relations costs.

Depreciation and amortization decreased by $4,000 to $19,000 for the three months ended June 30, 2011 from $23,000 for the three months ended June 30, 2010.

Other operating expense for the three months ended June 30, 2011, consisted of an increase in the fair value of embedded derivative liabilities amounting to $56,000 in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $105,000 for the three months ended June 30, 2011, an increase of $46,000 from interest expense, net of $59,000 incurred in the comparable 2010 period. This increase was primarily related to interest expense on convertible promissory notes and promissory notes to related parties which were not outstanding in the 2010 period.

The change in deferred tax assets for the three months ended June 30, 2011 and 2010 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred a net losses of ($536,000) and ($497,000) for the three months ended June 30, 2011 and 2010, respectively.

Results of Operations – Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010 (All amounts rounded to thousands of dollars)

Sales amounted to $125,000 for the six months ended June 30, 2011 arising from the sale of a CSRV natural gas powered industrial electric power Gen Set to Almont Energy, Inc. Gross margin on this sale after cost of sales of $65,000 amounted to $60,000. There were no sales for the six months ended June 30, 2010.

During the six months ended June 30, 2011 and 2010, revenues from research and development amounted to $150,000 and $850,000, respectively. These revenues are derived from Release Payments made by Almont Energy, Inc. under the escrow agreement.

Sublicensing fee revenue for the six months ended June 30, 2011 amounted to $5,000. There was no sublicensing fee revenue for the six months ended June 30, 2010. As the Company commenced shipping production units to Almont in April 2011, the Company began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue over the approximately 16-year remaining life of the last CSRV technology patent currently in force.

Research and development expenses were $76,000 and $167,000 for the six months ended June 30, 2011 and 2010, respectively. Included in research and development expenses for the six months ended June 30, 2011 and 2010 were $62,000 and $135,000, respectively, of allocated compensation and benefits.

General and administrative expenses increased to $865,000 for the six months ended June 30, 2011 from $569,000 in the corresponding period in 2010. This net increase of $296,000 primarily resulted from the following: An increase in stock-based compensation expense of $189,000 which substantially resulted from the issuance of shares of Series A Preferred Stock to George J. Coates and additional expenses related to stock options granted at the end of 2010, an increase in legal and professional fees of $143,000, an increase in compensation and benefits of $37,000 substantially due to a reduction in the amount of compensation and benefits allocated to research and development expenses, an increase in financing costs of $15,000, an increase in travel and entertainment expenses of $12,000, an increase in public reporting expenses of $7,000, and an increase in other general and administrative expenses of $4,000, offset by a decrease in shop supplies of ($39,000), a decrease in patent maintenance costs of ($29,000), a decrease of ($15,000) in investor relations costs, a decrease of ($13,000) in parts expense, a decrease in printing costs of ($13,000) and a decrease in occupancy costs of ($2,000).

Depreciation and amortization decreased by $2,000 to $36,000 for the six months ended June 30, 2011 from $38,000 for the six months ended June 30, 2010.

Other operating expense for the six months ended June 30, 2011, consisted of an increase in the fair value of embedded derivative liabilities amounting to $73,000 in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $245,000 for the six months ended June 30, 2011, an increase of $124,000 from interest expense, net of $121,000 incurred in the comparable 2010 period. This increase was primarily related to interest expense on convertible promissory notes and promissory notes to related parties which were not outstanding in the 2010 period.

The change in deferred tax assets for the six months ended June 30, 2011 and 2010 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred a net losses of ($1,079,000) and ($45,000) for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at June 30, 2011 was $230,000, an increase of $177,000 from the cash position of $53,000 at December 31, 2010. We had negative working capital of ($2,789,000) at June 30, 2011 which represents a $393,000 improvement from the ($3,182,000) of negative working capital at December 31, 2010. Current liabilities of $3,429,000 at June 30, 2011, decreased by $311,000 from the $3,740,000 balance at December 31, 2010. Current liabilities are primarily comprised of a mortgage loan in the amount of $1,650,000, accounts payable and accrued liabilities of $1,328,000, promissory notes to related parties totaling $238,000, embedded derivative liabilities related to convertible promissory notes of $125,000, the net carrying value of convertible promissory notes of $59,000 and unearned revenue of $29,000.

Operating activities utilized cash of ($511,000) during the six months ended June 30, 2011 which primarily consisted of a net loss for the period of ($1,079,000), decreased by non-cash stock-based compensation expense of $218,000, non-cash interest expense of $181,000, a non-cash increase of $73,000 in the fair value of the embedded liabilities related to convertible promissory notes, non-cash expenses charged to cost of sales in the amount of $53,000, depreciation and amortization of $36,000 and non-cash research and development expenses of $26,000, non-cash offering costs of $25,000 and increased by non-cash sales and sublicensing revenues of $130,000. In addition, we realized additional operating cash from a net increase in accounts payable and accrued liabilities of $86,000, release of $60,000 from restricted cash, collection of accounts receivable of $11,000 and unearned revenue received of $10,000. Operating cash was utilized for inventory purchases of ($19,000).

There were no investing activities for the six months ended June 30, 2011.

Financing activities generated cash of $688,000 for the six months ended June 30, 2011, consisting of proceeds from issuance of stock and stock warrants of $350,000, issuance of promissory notes to related parties, net of repayment amounting to $205,000, issuance of convertible notes amounting to $133,000 and the release from a restricted bank account of cash amounting to $60,000, offset by a $60,000 partial repayment of the principal amount of a mortgage loan.

Subsequent to June 30, 2011, we raised additional working capital consisting of proceeds of $78,500 from the issuance of a convertible promissory note and proceeds of $225,000 from the sale of common stock and common stock warrants to the son of a director. We also repaid promissory notes to related parties, plus accrued interest, in the amount of $122,000.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. Various potential sources of such additional working capital is anticipated to come from one or more of the following: sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit expected to be in place by the end of  August 2011, sales and shipments of natural gas fueled industrial electric power CSRV Gen Sets to Almont, cash flows from payments by Almont under the escrow agreement, additional issuances of convertible promissory notes and private sales of common stock and common stock warrants. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at June 30, 2011(rounded to thousands of dollars):

		Amount Due Within
	Total	2011	2012
Mortgage loan payable	$1,650,000	$-	$1,650,000
Promissory notes to related parties	238,000	238,000	-
Employment agreements(1)	133,000	133,000	-
Convertible promissory notes	133,000	33,000	100,000
10% promissory note	10,000	10,000	-
Total	$2,164,000	$414,000	$1,750,000
__________
(1)	Our obligation under employment agreements would increase to $550,000, upon achieving an adequate level of Working Capital, as defined.

Total non-cash compensation cost related to nonvested stock options at June 30, 2011 that has not been recognized was approximately $66,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 6 months.

Plan of Operation

We have completed development of the natural gas fueled industrial electric power CSRV Gen Sets and have commenced production on a limited basis. We are constrained by a limited availability of working capital needed to manufacture CSRV products. We intend to sell our CSRV Gen Sets to Almont and other prospective customers as arrangements to supply our products are finalized. In November 2010, we shipped the first industrial CSRV Gen Set to Almont. At the end of April 2011, we shipped a second CSRV Gen Set to Almont and in August 2011 we shipped a third CSRV Gen Set to Almont. Additional CSRV Gen Sets are currently in production to fulfill orders from Almont.

We intend to ramp up manufacturing to be able to fulfill orders based on Almont’s five-year business plan, which anticipates that it will require a volume of CSRV Gen Sets similar to or greater than the 7,400 units previously planned by WWE. Fulfillment is expected to occur over a five-year period. We intend to take advantage of the fact that essentially all the components of the Gen Sets may be sourced and acquired from subcontractors and, accordingly, expect to manufacture the engine generators in the two following ways:

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Anticipated potential sources of such new working capital include: sales of shares of our common stock to Dutchess Opportunity Fund II, LP under an equity line of credit to expected to become effective before the end of August 2011, positive working capital generated from sales of our CSRV products to Almont and others, additional payments from Almont for the Release Payment, additional issuances of convertible promissory notes, issuances of promissory notes to related parties, private sales of common stock and common stock warrants, sales of our equity and/or debt securities through private placements offerings and pursuing and entering into additional sublicensing agreements with OEM's and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

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

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying financial statements, we incurred a net loss for the six months ended June 30, 2011 of ($1,079,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of June 30, 2011, we had accumulated losses of ($24,785,000) and had negative working capital of ($2,789,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2010 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2011, an aggregate of $58,000 principal amount of a convertible promissory note, plus interest thereon amounting $3,000, was converted by the holder into 236,986 unregistered shares of our common stock.

In May 2011, we issued $100,000 principal amount of 8% convertible promissory notes and received net proceeds of $96,500, net of financing costs of $3,500. The notes are convertible into shares of unregistered common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In April 2011, an aggregate of $52,000 principal amount of the convertible promissory notes, plus interest thereon amounting $3,000, was converted by the holder into 554,511 unregistered shares of our common stock.

In April 2011, by mutual agreement between us and two of our directors, promissory notes held by these directors amounting to $250,000, plus accrued interest thereon of $70,000 were converted into 1,869,570 shares of our common stock at a conversion rate of $0.171 per share.

In a series of transactions during the second quarter of 2011, we sold 496,703 shares of our common stock, 200,000 common stock warrants to purchase one share of our common stock at an exercise price of $0.25 per share, 153,846 common stock warrants to purchase one share of our common stock at an exercise price of $0.325 per share and 142,857 common stock warrants to purchase one share of our common stock at an exercise price of $0.35 per share in consideration for $300,000 received from the son of a director.

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

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).
________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: August 12, 2011	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: August 12, 2011	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer