Form 10-Q
period 2011-09-30
COATES INTERNATIONAL LTD \DE\
filed 2011-11-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

As of November 11, 2011, 283,450,307 shares of the Registrant’s common stock, par value $0.0001 per share were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2011

		PAGE
PART 1 – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

Coates International, Ltd.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current Assets
Cash	$9,051	$53,360
Restricted cash	1,737	61,643
Other receivables	-	11,440
Inventory, net	417,432	431,999
Deferred offering costs	41,505	-
Total Current Assets	469,725	558,442
Property, plant and equipment, net	2,319,066	2,368,680
Deferred licensing costs, net	60,653	63,866
Total Assets	$2,849,444	$2,990,988

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,250,356	$1,242,842
Mortgage loan payable	1,645,000	1,710,000
Promissory notes to related parties	169,440	463,537
Convertible promissory notes, net of unamortized discount	105,197	84,700
Derivative liability related to convertible promissory notes	341,370	84,800
Unearned revenue	29,124	144,124
10% Convertible note	10,000	10,000
Total Current Liabilities	3,550,487	3,740,003
License deposits	365,400	375,000
Total Liabilities	3,915,887	4,115,003

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 71,093 and 14,001 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	71	14
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 282,971,314 and 275,906,253 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	28,297	27,591
Additional paid-in capital	24,500,885	22,553,853
Accumulated deficit	(25,595,696)	(23,705,473)
Total Stockholders' Deficiency	(1,066,443)	(1,124,015)
Total Liabilities and Stockholders' Deficiency	$2,849,444	$2,990,988

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$-	$-	$125,000	$-
Cost of goods sold	-	-	65,446	-
Gross Margin	-	-	59,554	-
Revenue from research and development	-	-	150,000	850,000
Sublicensing fee revenue	4,800	-	9,600	-
Total Revenues	4,800	-	219,154	850,000
Expenses:
Research and development costs	95,879	148,191	171,694	315,254
General and administrative expenses	369,368	272,759	1,233,988	842,026
Depreciation and amortization	17,101	23,730	52,827	61,618
	482,348	444,680	1,458,509	1,218,898
	(477,548)	(444,680)	(1,239,355)	(368,898)
Other Operating Expense:
Increase in estimated fair value of embedded derivative liabilities	208,357	-	281,504	-
Loss from Operations	(685,905)	(444,680)	(1,520,859)	(368,898)
Interest expense, net	124,870	57,414	369,364	177,864
Loss Before Income Taxes	(810,775)	(502,094)	(1,890,223)	(546,762)
Provision for income taxes	-	-	-	-
Net Loss	$(810,775)	$(502,094)	$(1,890,223)	$(546,762)

Basic net loss per share	$-	$-	$(0.01)	$-
Basic weighted average shares outstanding	282,741,138	275,506,253	280,245,143	275,506,070
Diluted net loss per share	$-	$-	$(0.01)	$-
Diluted weighted average shares outstanding	282,741,138	275,506,253	280,245,143	275,506,070

The accompanying notes are an integral part of these consolidated financial statements.

Coates International Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2011	2010

Net Cash Flows Used in Operating Activities	$(1,013,211)	$(299,325)
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	-	(14,350)
Net Cash Used in Investing Activities	-	(14,350)
Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	575,000	3,645
Issuance of convertible promissory note	263,000	146,000
Issuance of promissory notes to related parties	278,594	108,000
Repayment of promissory notes to related party	(142,692)	(100,000)
Release from Interest reserve	60,000	-
Repayment of Mortgage Loan	(65,000)	(10,000)
Repayment of 10% convertible note	-	(10,000)
Deferred financing costs	-	1,000
Net Cash Provided by Financing Activities	968,902	138,645

Net Decrease in Cash	(44,309)	(175,030)
Cash, beginning of period	53,360	252,902
Cash, end of period	$9,051	$77,872

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$107,097	$101,857

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$245,960	$-
Conversion of promissory notes to related parties	517,833	-
	$763,793	$-

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Notes to Consolidated Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Coates International, Ltd. and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and quarterly reports on Form 10-Q for the quarters ended June 30 and March 31, 2011.

Effective with the third quarter of 2011, the financial statements of Coates International, Ltd. have been consolidated with Coates Oklahoma Engine Manufacturing, Ltd., a newly formed, wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

The Company incurred a net loss for the nine months ended September 30, 2011 of ($1,890,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of September 30, 2011, the Company had an accumulated deficit of ($25,596,000) and had negative working capital of ($3,081,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been actively undertaking efforts to secure new sources of working capital.  During the nine months ended September 30, 2011, the Company raised new working capital of $974,000 consisting of proceeds from issuance of stock and warrants amounting to $575,000, proceeds from issuance of promissory notes to related parties, net of repayments of $136,000 and proceeds from issuance of convertible promissory notes amounting to $263,000. Subsequent to September 30, 2011 the Company received proceeds of $85,000 from issuance of additional promissory notes to related parties and $52,000 from issuance of an additional convertible promissory note. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The doubt about the Company’s ability to continue to operate as a going concern has existed for a number of years. Management has been successful in raising sufficient new working capital throughout that time to enable the Company to continue as a going concern and, although management cannot provide assurances that it can be successful, management believes that it can continue to do so in the future. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to carry out its activities related to research and development and manufacturing natural gas fueled industrial electric power Coates Spherical Rotary Valve (“CSRV”) Gen Sets, entering the production phase of operations, developing additional commercially feasible applications of the CSRV system technology, seeking additional sources of working capital and covering the general and administrative expenses in support of such activities.

2.        ACCOUNTING POLICIES

Net Loss per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income (loss) per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP for interim financial information and rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, determining the amount of discount on convertible promissory notes, measuring the estimated fair value of embedded derivative liabilities related to convertible promissory notes outstanding, assigning useful lives to property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, determining the amount of the allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for stock options in order to estimate the fair value of the Company’s stock options on the date of grant.

3.        CONCENTRATIONS OF CREDIT AND BUSINESS RISK

At September 30, 2011, the Company maintained cash balances with two financial institutions. Accounts at these institutions are currently fully insured by the Federal Deposit Insurance Corporation.

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

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sublicensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“Gen Sets”) within the territories of Canada and the United States. As discussed in more detail in Note 4, at September 30, 2011, Almont owed the Company approximately $5.8 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s success in securing working capital financing and/or raising new equity capital.

4.        AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), a Canadian-based company that provided services to the oil and gas industry.  This sublicense provided for a $5,000,000 license fee to be paid to the Company and covers use of the CSRV system technology in the territory of Canada (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company satisfactorily completed development of the prototypes in accordance with this agreement. The research and development agreement has not been reduced to the form of a signed, written agreement.

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

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

•
The Release Payment Date as defined in the escrow agreement has been extended to March 19, 2012. At the time of the assignment, the remaining unpaid balance of the Release Payment was $5,997,000. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full. As of September 30, 2011, the balance of the release payment was $5,847,000.

•
After payment of the Release Payment which includes the $1 million deposit towards the US License, Almont has also become obligated to pay the $49 million remaining balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. However, in any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engines fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

●	Licensee shall have the exclusive right to use, sell and lease electric power generators designed with the CSRV system technology within Canada.
●	Licensee shall have a specified right of first refusal to market the CSRV electric power generators worldwide.
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

The US License

The US License will, upon Almont satisfying the Release Payment, grant to Almont the right to use, sell and lease Licensed Products manufactured by the Company, as the power source for the generation of electrical energy in the territory of the Unites States.  Licensed Products consist of CSRV Engines, CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres and CSRV Valve Components for use in electric power generation applications.

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

5.        NON-BINDING PRELIMINARY LETTER OF INTENT TO MERGE WITH S.W.T. IN CHINA

In May 2011, the Company entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expresses the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T., provides for a cash payment to the shareholders of S.W.T. and the issuance shares of the Company’s common stock to The Coates Trust in consideration of a CSRV technology license for China. The Company is prevented by confidentiality provisions from disclosing the full name of the Chinese entity. The transaction was subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, the Company determined that the risk of proceeding with this merger transaction was greater than anticipated. Accordingly, the Company has discontinued efforts to consummate the merger and, will instead, consider working out an alternate, simpler approach to enable it to have access to the manufacturing capabilities of S.W.T. while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities.

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

The University is to promptly furnish Coates with a copy of its findings. Provided the results of the evaluation and testing of the CSRV engines are deemed satisfactory, Coates has agreed that it will sublicense the CSRV technology to Chinese engine manufacturers. The parties also entered into a Confidentiality and Non-Disclosure Agreement which provides for protection of the CSRV technical information and patents. The Coates Trust has expressed its intention to license the CSRV system technology rights to the Company for the territory to be defined in connection with any such licenses granted to Chinese manufacturers. To date, the terms of any such license have not been determined. At this time, the parties are not actively working on this cooperation agreement, but may agree to do so at some point in the future.

7.        INVESTMENT IN COATES OKLAHOMA ENGINE MANUFACTURING, LTD.

In August 2011, the Company formed a new wholly-owned subsidiary, Coates Oklahoma Engine Manufacturing, Ltd., a Delaware corporation for the purpose of raising working capital and establishing manufacturing operations in the state of Oklahoma. At this time, it has not commenced operations and has only incurred minimal start up expenses. It is working on opportunities to raise working capital and is in the process of negotiating business and tax incentives with the State of Oklahoma and searching for a suitable manufacturing facility within the State.

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

In March 2010, after careful consideration of this proposed undertaking, the Company’s board of directors (the “Board”) concluded that the bond offering should not be further pursued and the Company terminated the joint venture arrangement. The Company was not obligated to incur any additional costs, and there are no provisions for any penalties in connection with termination of the JV Agreement. As of the effectiveness of the termination of this Joint Venture, the business of CFM was discontinued and the accounting for CFM as a consolidated subsidiary ceased.

9.        INVENTORY

Inventory was comprised of the following:

	September 30, 2011	December 31, 2010
Raw materials	$452,000	$447,000
Work-in-process	116,000	136,000
Finished goods	-	-
Reserve for obsolescence	(151,000)	(151,000)
Total	$417,000	$432,000

10.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	September 30, 2011	December 31, 2010
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(660,000)	(610,000)
Total	$2,319,000	$2,369,000

11.      MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters, warehouse and research and development facility with an outstanding balance of $1,645,000 at September 30, 2011. The mortgage loan bears interest at the rate of 7.5% per annum. In the third quarter of 2011, the maturity date was extended to July 1, 2012, for which the Company paid a fee of $16,500. The extension agreement requires monthly payments consisting of $5,000 towards the principal balance, plus interest. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 5 million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan obtained from the lender. Interest expense on the mortgage loan for the nine months ended September 30, 2011 and 2010 amounted to $95,000 and $100,000, respectively.

12.      PROMISSORY NOTES TO RELATED PARTIES

In a series of transactions between the Company and George J. Coates between September 2010 and September 2011, the Company received aggregate proceeds of $294,000 from George J. Coates and issued promissory notes that are due on demand. These notes bear interest at the rate of 17% per annum, compounded monthly. During the nine months ended September 30, 2011 and 2010, $125,000 and $-0-, respectively, of these promissory notes was repaid. In April 2011 and November 2010, the Company received $12,000 and $6,000, respectively, from Bernadette Coates, spouse of George J. Coates and issued promissory notes that provided for interest at 17% per annum, compounded monthly. These notes were repaid in full along with accrued interest of $1,000 in the third quarter of 2011.

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

In April 2011, by mutual agreement between the Company and two of the Company’s directors holding promissory notes issued by the Company, promissory notes, with an aggregate principal amount of $250,000, plus accrued interest thereon of $70,000, were converted into 1,869,570 unregistered shares of the Company’s common stock at a conversion rate of $0.171 per share.

In July 2010, the Company received $100,000 from The Coates Trust and issued a promissory note that was due on demand. In October 2010, the Company received an additional $80,000 from the Coates Trust and issued a promissory note that was due on demand. The promissory notes provided for interest at 17% per annum, compounded monthly. On March 31, 2011, by mutual agreement between the Company and The Coates Trust, these notes, amounting to $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 unregistered shares of the Company’s common stock at a conversion rate of $0.17 per share.

For the three months ended September 30, 2011 and 2010, interest expense on these promissory notes amounted to $7,000 and $16,000, respectively. For the nine months ended September 30, 2011 and 2010, interest expense on these promissory notes amounted to $36,000 and $44,000, respectively. At September 30, 2011, unpaid accrued interest on these promissory notes amounting to $15,000 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

13.      CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Nominal Interest Rate	Maturity	Balance, September 30, 2011
August 2010	$78,500	8.00%	May 2011	$-
September 2010	67,500	8.00%	July 2011	-
December 2010	58,000	8.00%	September 2011	-
February 2011	32,500	8.00%	November 2011	-
May 2011	100,000	8.00%	February 2012	100,000
July 2011	78,500	8.00%	April 2012	78,500
September 2011	52,000	8.00%	June 2012	52,000
	$467,000			$230,500

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

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. The Company is also required to record additional unamortized discount to recognize the estimated value of the derivative liabilities arising from the convertible promissory notes. Accordingly, the Company recorded a total initial amount of unamortized discount on the Convertible Notes outstanding at September 30, 2011, of $220,000. For the three and nine months ended September 30, 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $78,000 and $224,000, respectively.

The total unamortized discount represented by the value of the BCF is being accreted over the six month period until the conversion of the convertible promissory notes into common stock is permitted. This resulted in an overall effective interest rate of 106%, 129%, 135%, 147%, 147%, 147% and 123% on the $78,500, $67,500, $58,000, $32,500, $100,000, $78,500 and $52,000 convertible notes, respectively. The remaining unamortized balance of this discount, which amounted to $125,000 at September 30, 2011, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $105,000. This net amount is presented in the accompanying consolidated balance sheet at September 30, 2011.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The Company initially recorded the estimated value of the embedded derivative liabilities related to the convertible promissory notes outstanding at September 30, 2011 amounting to $11,000. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities, which were measured at their aggregate estimated fair value, based on Level 2 inputs, amounted to $341,000, at September 30, 2011. The change in the estimated fair value of the embedded derivative liabilities amounted to $208,000 and $282,000, respectively, for the three and nine months ended September 30, 2011. This amount is included in the accompanying consolidated statements of operations as increase in estimated fair value of embedded derivative liabilities.

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

14.      10% CONVERTIBLE NOTE TO RELATED PARTY

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

15.      CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at September 30, 2011(rounded to thousands of dollars):

		Amount Due Within
	Total	2011	2012
Mortgage loan payable	$1,645,000	$-	$1,645,000
Convertible promissory notes	231,000	100,000	131,000
Promissory notes to related parties	169,000	169,000	-
Employment agreements(1)	33,000	33,000	-
10% promissory note	10,000	10,000	-
Total	$2,088,000	$312,000	$1,776,000
____________

(1)	The Company’s obligation under employment agreements would increase to $550,000, upon achieving an adequate level of Working Capital, as defined.

16.      CAPITAL STOCK

Common Stock

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

During the nine months ended September 30, 2011 and 2010, the Company sold $-0- and 10,000 registered shares of its common stock, respectively, under an equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $-0- and $4,000, respectively. There were no offering costs related to the sale of these shares.

During the nine months ended September 30, 2011, the Company sold in a series of transactions, 1,930,036 shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share, 833,333 warrants to purchase one share of its common stock at an exercise price of $0.27 per share and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $525,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the nine months ended September 30, 2011, the Company sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

During the nine months ended September 30, 2011, convertible promissory notes with a total principal amount of $237,000, plus accrued interest thereon totaling $8,000 were converted by the holder into 1,899,948 unregistered shares of the Company’s common stock.

There were no other sales of, or conversions into, common stock during the nine months ended September 30, 2010.

At September 30, 2011, Company had reserved 18,851,126 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

Preferred Stock and anti-dilution rights

The Company is authorized to issue 100,000,000 new shares of preferred stock, par value, $0.001 per share (the “Preferred Stock”).  The Company may issue any class of the Preferred Stock in any series. The Board shall have authority to establish and designate series, and to fix the number of shares included in each such series and the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

The Board has designated 100,000 shares of Preferred Stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

During the nine months ended September 30, 2011, 7,092 shares of Series A Preferred Stock were issued to George J. Coates pursuant to an anti-dilution agreement in effect and a compensatory award of 50,000 shares of Series A Preferred Stock were granted to George J. Coates resulting in the right to 570,920,000 aggregate additional votes. Stock-based compensation amounting to $143,000 was charged to expense for these transactions. During the nine months ended September 30, 2010, the Board agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company (representing 40,010,000 voting shares) to George J. Coates in order to restore the original percentage of all votes originally held by the Coates family at January 1, 2007. The Coates family shareholdings had been diluted as a result of various issuances of new shares of stock in connection with raises of new equity capital during the period from January 1, 2007 through the date of issuance of the shares of Series A Preferred Stock. As a result, the Coates family requested that as a prerequisite condition to issuing any further shares to new investors and/or lenders, that George J. Coates be awarded the Company’s super-majority voting shares of Series A Preferred Stock, $0.001 par value per share in order to restore its original percentage of all votes that it held at January 1, 2007.

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

17.      INVESTMENT AGREEMENTS WITH DUTCHESS FUNDS

In June 2011, the Company entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Investment Agreement, Dutchess committed to purchase, in a series of purchase transactions (“Puts”) up to Twenty Million ($20,000,000) Dollars of the Company’s common stock over a period of up to thirty-six (36) months.

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

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 17,500,000 shares of the common stock underlying the Investment Agreement which became effective in August 2011. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

The Company had entered into a previous Investment Agreement with Dutchess Private Equities Fund, Ltd. (the "Dutchess Fund") which expired in June 2010. Pursuant to that Agreement, the Dutchess Fund committed to purchase up to $10,000,000 of the Company’s common stock. During the nine months ended September 30, 2010, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $4,000.

18.      UNEARNED REVENUE

The Company has received non-refundable deposits aggregating $144,000 from Almont in connection with its order for the shipment of natural gas fueled electric power CSRV engine generators and a $10,000 refundable deposit related to the future potential issuance of a license for the CSRV technology. During the nine months ended September 30, 2011, $125,000 of this amount was recognized as sales in connection with the shipment of a completed CSRV Gen Set to Almont. Recognition of the remaining balance as revenue is being deferred until shipment of the Gen Sets and execution of the related license agreement, respectively. The remaining balance of $29,000 is included in unearned revenue in the accompanying consolidated balance sheet at September 30, 2011.

19.      SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three and nine months ended September 30, 2011 amounted to $5,000 and $10,000, respectively. There was no sublicensing fee revenue in 2010. The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

20.      LOSS PER SHARE

At September 30, 2011, the Company had 11,882,337 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	3,800,000	$0.250	-	3,800,000
Common stock options	50,000	0.390	50,000	-
Common stock options	360,000	0.400	-	360,000
Common stock options	100,000	0.430	100,000	-
Common stock options	1,750,000	0.440	1,750,000	-
Common stock options	30,000	1.000	30,000	-
Common stock warrants	1,200,000	0.250	N/A	N/A
Common stock warrants	833,333	0.270	N/A	N/A
Common stock warrants	333,333	0.300	N/A	N/A
Common stock warrants	153,846	0.325	N/A	N/A
Common stock warrants	1,028,570	0.350	N/A	N/A
Common stock warrants	210,000	1.100	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.450	N/A	N/A
8% Convertible promissory notes	2,011,033	(1)	N/A	N/A
Total	11,882,337
__________
(1)  The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at September 30, 2011, was $230,500. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to September 30, 2011.

At September 30, 2010, the Company had 4,382,732 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	50,000	$0.390	-	50,000
Common stock options	100,000	0.430	-	100,000
Common stock options	1,750,000	0.440	1,725,000	25,000
Common stock warrants	210,000	1.100	N/A	N/A
Common stock warrants	333,333	0.300	N/A	N/A
Common stock warrants	885,713	0.350	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.450	N/A	N/A
8% Convertible promissory notes	1,031,464	(1)	N/A	N/A
Total	4,382,732
___________
(1)  The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at September 30, 2010, was $147,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to September 30, 2010.

For the three months ended September 30, 2011 and 2010, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

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

During the nine months ended September 30, 2011, the following stock options to purchase shares of the Company’s common stock were granted:

Number of Options	Exercise Price per Share	Vesting Date	Expiration Date
200,000	$0.25	2/16/12	2/15/26
1,800,000	$0.25	7/26/12	7/25/26
1,800,000	$0.25	8/9/12	8/8/26

No stock options were granted during the nine months ended September 30, 2010.

During the three months ended September 30, 2011 and 2010, no stock options became vested. During the nine months ended September 30, 2011 and 2010, 25,000 and 25,000 stock options, respectively, became vested. The weighted-average fair value of 4,160,000 nonvested stock options at September 30, 2011 was $992,000. Total compensation cost related to nonvested stock options at September 30, 2011 that had not been recognized was $741,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately six months.

For the three months ended September 30, 2011 and 2010, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $131,000 and $10,000, respectively. For the three months ended September 30, 2011 and 2010, $48,000 and $1,000, respectively, of this amount is included in research and development expenses and $83,000 and $9,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

For the nine months ended September 30, 2011 and 2010, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $212,000 and $33,000, respectively. For the nine months ended September 30, 2011 and 2010, $54,000 and $4,000, respectively, of this amount is included in research and development expenses and $158,000 and $29,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, $3,000 and $-0-, respectively, of this amount was allocated to work in process inventory.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/10	$0.39 -1.00	2,290,000	12	1,905,000	$0.44	$0.36
Granted	$0.25	3,800,000	15		$0.25	$0.24
Vested	$0.44		11	25,000	0.44	$0.40
Balance, 9/30/11	$0.25 -1.00	6,090,000	12	1,930,000	$0.42	$0.28

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2011.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

·	Historical stock price volatility	139-180%
·	Risk-free interest rate	0.62%-4.64%
·	Expected life (in years)	4
·	Dividend yield	0.00%

The valuation assumptions were determined as follows:

●
Historical stock price volatility: The Company initially obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage. Subsequently, once sufficient trading history became available, the volatility factor was calculated based on the historical daily closing prices of the Company’s common stock on the OTCBB.

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

Deferred tax assets increased by $353,000 and $744,000 for the three months ended September 30, 2011 and 2010, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods. Deferred tax assets decreased by ($97,000) and increased by $607,000 for the nine months ended September 30, 2011 and 2010, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2011 and 2010.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2010, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three and nine month periods ended September 30, 2011 and 2010, there were no penalties or interest related to the Company’s income tax returns.

23.      RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

George J. Coates	$97,000	$75,000	$370,000	$243,000
Gregory Coates	59,000	42,000	146,000	131,000
Bernadette Coates	21,000	18,000	60,000	56,000

Included in compensation paid to George J. Coates during the nine months ended September 30, 2011 is $143,000 representing the estimated fair value of 7,092 shares of Series A Preferred Stock issued pursuant to an anti-dilution agreement in effect and a compensatory grant of 50,000 shares of Series A Preferred Stock. Included in compensation paid to George J. Coates during the nine months ended September 30, 2010 is $10,000 representing the estimated fair value of 4,001 shares of Series A Preferred Stock awarded, as more fully discussed in Note 16.  Also included in the above amounts for the nine months ended September 30, 2011 and 2010 is compensation paid to George J. Coates and Gregory Coates for vacation earned but not taken during the prior calendar year.

In addition to the above compensation, the Company recognized stock-based compensation expense for the three months ended September 30, 2011 and 2010 related to stock options granted to George J. Coates amounting to $89,000 and $1,000, respectively, and stock options granted to Gregory Coates amounting to $72,000 and $-0-, respectively.

In addition to the above compensation, the Company recognized stock-based compensation expense for the nine months ended September 30, 2011 and 2010 related to stock options granted to George J. Coates amounting to $118,000 and $8,000, respectively, and stock options granted to Gregory Coates amounting to $72,000 and $-0-, respectively.

Promissory Notes to Related Parties

During the nine months ended September 30, 2011, in a series of transactions, the Company received aggregate proceeds of $267,000 from George J. Coates and issued promissory notes that are due on demand. During this period, a total of $125,000 of promissory notes was repaid bringing the net principal amount of promissory notes outstanding at September 30, 2011, to $169,000. These notes bear interest at the rate of 17% per annum, compounded monthly.

During the nine months ended September 30, 2011, the Company received $12,000 from Bernadette Coates and issued a 17% promissory note due on demand bringing the total principal amount of promissory notes outstanding $18,000. The entire balance of promissory notes issued to Bernadette Coates was repaid during the third quarter, plus accrued interest thereon of $1,000.

In March 2011, by mutual agreement between the Company and The Coates Trust, a trust owned and controlled by George J. Coates, promissory notes issued to The Coates Trust amounting to $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock at a conversion rate of $0.17 per share.

In April 2011, by mutual agreement between the Company and two of its directors, 17% promissory notes held by these directors amounting to $250,000, plus accrued interest thereon of $70,000 were converted into 1,869,570 shares of the Company’s common stock at a conversion rate of $0.171 per share.

Other

During the three months ended September 30, 2011 and 2010, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $22,000 and $23,000, respectively. During the nine months ended September 30, 2011 and 2010, Barry C. Kaye was paid compensation of $76,000 and $71,000, respectively.

As discussed in Note 16, during the nine months ended September 30, 2011, the Company sold in a series of transactions, 1,930,036 shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share, 833,333 warrants to purchase one share of its common stock at an exercise price of $0.27 per share and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $525,000 received from the son of a director. The Company also sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

24.      LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. The Company filed a new motion for summary judgment which is scheduled to be heard by the court December 16, 2011. In that motion, the Company contends that based on the provisions of its corporate by-laws, Mr. Goldsmith’s employment contract required approval by its Board which was never obtained. Mr. Goldsmith filed his own motion for summary judgment in response to the Company’s motion. If both motions for summary judgment are denied, trial is currently scheduled for January 23, 2012. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

26.      SUBSEQUENT EVENTS

Convertible Promissory Note

In October 2011, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in July 2012 and received cash proceeds of $50,000, net of financing costs of $2,000. This note contains the same terms and conditions as the previous convertible promissory notes more fully discussed in Note 13.

Conversion of Convertible Promissory Note

In November 2011, an aggregate of $43,000 principal amount of convertible promissory notes, plus $1,000 of accrued interest thereon, was converted by the holder into 478,993 unregistered shares of the Company’s common stock.

Promissory Notes to Related Parties

Subsequent to September 30, 2011, the Company issued additional 17% promissory notes to George J. Coates and received proceeds therefrom of $85,000. Mr. Coates has made loans to the Company from time to time for working capital purposes but is not obligated to continue to do so in the future.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives and plans, including product and service developments, current dependence on our agreements with Almont Energy, Inc., future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in our various periodic reports filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in this and such previously filed reports.

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

We have completed development of the Coates spherical rotary valve (“CSRV”) system technology for use in internal combustion engines of all types. In November 2010, we shipped the first industrial CSRV natural gas fueled electric power engine generator set (“CSRV Gen Set”) to Almont Energy, Inc. (“Almont”). In April 2011, we shipped a second CSRV Gen Set to Almont and in August, 2011, we shipped a third CSRV Gen Set to Almont. We are currently retrofitting the first three Gen Sets previously shipped to Almont with new high tech ceramic internal parts specifically designed with the expectation of increased durability and improved performance when fueled with flared off gas. The first such retrofitted Gen Set was shipped in early November 2011.

We believe that the CSRV system technology delivers significant competitive advantages over technology currently applied in conventional internal combustion engines, including substantial improvement in fuel efficiency, a substantial reduction in harmful emissions, adaptability to almost any type of engine fuel and longer intervals between scheduled engine maintenance. This technology has been successfully applied to CSRV Gen Sets, automobile engines, a 35 KW synchronous residential generator and a high performance racing car engine.  We are planning to ramp up production to fulfill additional orders from Almont and anticipate transitioning to larger scale manufacturing operations in order to be properly positioned to take advantage of this technology based on our expectation that it will achieve acceptance in the marketplace.  This includes searching for the optimal manufacturing facility based on location, shipping logistics and availability of a skilled labor pool suitable for large scale manufacturing of the CSRV system technology.  We continue to actively seek out new sources of working capital to fund our plans for the commencement of manufacturing activities.

We may also conduct new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and it is our plan to manufacture engines and/or license the technology to third party Original Equipment Manufacturers (“OEMs”) for multiple other applications and uses. We believe the CSRV system technology has wide applicability to products of all types powered by internal combustion engines.

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

Potential sources of such new working capital include sales of our common stock to Dutchess Opportunity Fund II, LP under the equity line of credit, sales of our equity and/or debt securities through private placement offerings, issuances of promissory notes to related parties, issuances of convertible promissory notes, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the escrow agreement Release Payment and US Licensing fees and positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

We are actively engaged in efforts to raise working capital to fund our ongoing operations and the ramp up of production of our products incorporating the CSRV system technology.

Non-binding Preliminary Letter of Intent to Merge with S.W.T. in China

In May 2011, we entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expressed the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T., a cash payment to the shareholders of S.W.T. and the issuance shares of the Company’s common stock to The Coates Trust in consideration of a CSRV technology license for China. The transaction would be subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, we determined that the risk of proceeding with this merger transaction was greater than anticipated. Accordingly, we will instead consider working out an alternate, simpler approach to enable us to have access to the manufacturing capabilities of S.W.T. while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities.

Coates Oklahoma Engine Manufacturing, Ltd.

In August 2011, we formed a new wholly-owned subsidiary, Coates Oklahoma Engine Manufacturing, Ltd., a Delaware corporation for the purpose of raising working capital and establishing manufacturing operations in the state of  Oklahoma. At this time, it has not commenced operations and has only incurred minimal start up expenses. It is working on opportunities to raise working capital and is in the process of negotiating business and tax incentives with the State of Oklahoma and searching for a suitable manufacturing facility within the State.

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

During the first quarter of 2010, with our prior consent, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the escrow agreement, to Almont Energy Inc. (“Almont”), a privately held, independent third party entity based in Alberta, Canada. In connection with the assignment, we waived all events of default by WWE under the escrow agreement. We also waived the provisions of the escrow agreement requiring the payment of interest on the unpaid balance of the Release Payment. Almont made two payments to us in February 2010 totaling $700,000 as a prerequisite condition to our consent to the assignment. During the nine months ending September 30, 2011 and 2010 Almont and WWE made Release Payments to us totaling $150,000 and $850,000, respectively. At September 30, 2011, the remaining unpaid balance of the Release Payment was $5,847,000.

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

•
After payment of the Release Payment which includes the $ 1 million deposit towards the US License, Almont is also obligated to pay the $49 million balance of the US License Fee to us. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit to us a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions, until the entire balance of the US License fee is paid in full. However, in any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2015.

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

The Canadian License

The Canadian License exclusively licenses within Canada the use of the CSRV system technology for industrial engine generators to be fueled by natural gas to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

•	Licensee shall have the exclusive right to use, sell and lease electric power generators that are based on the CSRV system technology within Canada.
•	Licensee shall have a specified right of first refusal to market the electric power generators worldwide.
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

There can be no assurances that we will have adequate capital resources to acquire an appropriate manufacturing plant and procure a sufficient number of engine blocks, inventory and parts on a timely basis, as well as cover the payroll costs for an increased labor force and overhead that would be required in order to fulfill orders for this volume of Gen Sets over the next five years. In the event that we are unable to fulfill this volume of orders, our revenues and profitability would be negatively impacted to the extent of any such shortfall.

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

Results of Operations – Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010 (All amounts rounded to thousands of dollars)

There were no sales and no revenues from research and development for the three months ended September 30, 2011 and 2010.

Sublicensing fee revenue for the three months ended September 30, 2011 amounted to $5,000. There was no sublicensing fee revenue for the three months ended September 30, 2010. As the Company commenced shipping production units to Almont in April 2011, the Company began recognizing the license deposit of $300,000 on the Canadian License as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses were $96,000 and $148,000 for the three months ended September 30, 2011 and 2010, respectively. Included in research and development expenses for the three months ended September 30, 2011 and 2010 were $42,000 and $109,000, respectively, of allocated compensation and benefits and $48,000 and $1,000, respectively, of allocated stock-based compensation expense. Also, included in research and development expenses were $6,000 and $38,000, respectively, of parts and materials.

General and administrative expenses increased to $369,000 for the three months ended September 30, 2011 from $273,000 in the corresponding period in 2010. This net increase of $96,000 primarily resulted from the following: An increase in non-cash stock-based compensation expense of $79,000 which resulted from the charge to expense for employee stock options and the issuance of shares of Series A Preferred Stock to George J. Coates, an increase in compensation and benefits of $63,000 substantially due to a $67,000 reduction in the amount of compensation and benefits allocated to research and development expenses, an increase in shop supplies of $34,000, an increase in patent maintenance costs of $22,000 and  an increase in office expenses of $13,000, offset by a decrease in legal and professional fees of ($59,000), a decrease in occupancy costs of ($15,000), a decrease in repairs and maintenance of ($7,000), a decrease of ($6,000) in investor relations expense, a decrease of ($2,000) in parts used, and a net reduction of other expenses of ($26,000).

Depreciation and amortization decreased by $7,000 to $17,000 for the three months ended September 30, 2011 from $24,000 for the three months ended September 30, 2010.

Other operating expense for the three months ended September 30, 2011, consisted of an increase in the fair value of embedded derivative liabilities amounting to $208,000 in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date. There were no embedded derivative liabilities in the comparable 2010 period.

Interest expense, net, amounted to $125,000 for the three months ended September 30, 2011, an increase of $67,000 from interest expense, net of $58,000 incurred in the comparable 2010 period. This increase was primarily related to non-cash interest expense on convertible promissory notes and interest on promissory notes to related parties which were not outstanding in the 2010 period.

The change in deferred tax assets for the three months ended September 30, 2011 and 2010 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses of ($811,000) and ($502,000) for the three months ended September 30, 2011 and 2010, respectively.

Results of Operations – Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 (All amounts rounded to thousands of dollars)

Sales amounted to $125,000 for the nine months ended September 30, 2011 arising from the sale of a CSRV natural gas powered industrial electric power Gen Set to Almont Energy, Inc. Gross margin on this sale after cost of sales of $65,000 amounted to $60,000. There were no sales for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011 and 2010, revenues from research and development amounted to $150,000 and $850,000, respectively. These revenues are derived from Release Payments made by Almont Energy, Inc. under the escrow agreement.

Sublicensing fee revenue for the nine months ended September 30, 2011 amounted to $10,000. There was no sublicensing fee revenue for the nine months ended September 30, 2010. As the Company commenced shipping production units to Almont in April 2011, the Company began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses were $172,000 and $315,000 for the nine months ended September 30, 2011 and 2010, respectively. Included in research and development expenses for the nine months ended September 30, 2011 and 2010 were $91,000 and $220,000, respectively, of allocated compensation and benefits and $54,000 and $4,000, respectively, of allocated stock-based compensation expense. Also, included in research and development expenses were $26,000 and $91,000, respectively, of parts and materials.

General and administrative expenses increased to $1,234,000 for the nine months ended September 30, 2011 from $842,000 in the corresponding period in 2010. This net increase of $392,000 primarily resulted from the following: An increase in stock-based compensation expense of $269,000 which substantially resulted from the charge to expense for employee stock options and the issuance of shares of Series A Preferred Stock to George J. Coates, an increase in compensation and benefits of $101,000 substantially due to a $129,000 reduction in the amount of compensation and benefits allocated to research and development expenses, an increase in legal and professional fees of $85,000, an increase in financing costs of $17,000, an increase in travel and entertainment expenses of $10,000, an increase in office expenses of $8,000 and an increase in public reporting expenses of $8,000, offset by a decrease of ($21,000) in investor relations costs, a decrease in occupancy costs of ($17,000), a decrease of ($16,000) in parts expense, a decrease in printing costs of ($13,000), a decrease in repairs and maintenance of ($9,000), a decrease in patent maintenance costs of ($7,000), a decrease in tools expense of ($6,000), a decrease in shop supplies of ($5,000) and a net reduction in other expenses of ($12,000).

Depreciation and amortization decreased by $9,000 to $53,000 for the nine months ended September 30, 2011 from $62,000 for the nine months ended September 30, 2010.

Other operating expense for the nine months ended September 30, 2011, consisted of an increase in the fair value of embedded derivative liabilities amounting to $282,000 in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $369,000 for the nine months ended September 30, 2011, an increase of $192,000 from interest expense, net of $177,000 incurred in the comparable 2010 period. This increase was primarily related to non-cash interest expense on convertible promissory notes and interest on promissory notes to related parties which were not outstanding in the 2010 period.

The change in deferred tax assets for the nine months ended September 30, 2011 and 2010 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses of ($1,890,000) and ($547,000) for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at September 30, 2011 was $9,000, an increase of $44,000 from the cash position of $53,000 at December 31, 2010. We had negative working capital of ($3,081,000) at September 30, 2011 which represents a $101,000 improvement from the ($3,182,000) of negative working capital at December 31, 2010. Current liabilities of $3,550,000 at September 30, 2011, decreased by $190,000 from the $3,740,000 balance at December 31, 2010. Current liabilities are primarily comprised of a mortgage loan in the amount of $1,645,000, accounts payable and accrued liabilities of $1,250,000, embedded derivative liabilities related to convertible promissory notes of $341,000, promissory notes to related parties totaling $169,000, the net carrying value of convertible promissory notes of $115,000 and unearned revenue of $29,000.

Operating activities utilized cash of ($1,013,000) during the nine months ended September 30, 2011 which primarily consisted of a net loss for the period of ($1,890,000), decreased by non-cash stock-based compensation expense of $354,000, non-cash interest expense of $265,000, a non-cash increase of $282,000 in the fair value of the embedded liabilities related to convertible promissory notes, non-cash expenses charged to cost of sales in the amount of $53,000, depreciation and amortization of $53,000 and non-cash research and development expenses of $18,000 and decreased by non-cash sales and sublicensing revenues of ($135,000). In addition, we realized additional operating cash from a net reduction in inventory of $15,000, collection of accounts receivable of $11,000 and unearned revenue received of $10,000. Operating cash was utilized for deferred financing costs of $31,000 and a net reduction in accounts payable and accrued liabilities of ($19,000).

There were no investing activities for the nine months ended September 30, 2011.

Financing activities generated cash of $969,000 for the nine months ended September 30, 2011, consisting of proceeds from issuance of stock and stock warrants of $575,000, issuance of convertible notes amounting to $263,000, issuance of promissory notes to related parties, net of repayment amounting to $136,000 and the release from a restricted bank account of cash amounting to $60,000, offset by a $65,000 partial repayment of the principal amount of a mortgage loan.

Subsequent to September 30, 2011, we raised additional working capital consisting of proceeds of $52,000 from the issuance of a convertible promissory note and $85,000 from the issuance of promissory notes to George J. Coates.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. Various potential sources of such additional working capital is anticipated to come from one or more of the following: sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit, sales and shipments of natural gas fueled industrial electric power CSRV Gen Sets to Almont, cash flows from payments by Almont under the escrow agreement, additional issuances of convertible promissory notes and private sales of common stock and common stock warrants. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to optimize our production capacity.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at September 30, 2011 (rounded to thousands of dollars):

		Amount Due Within
	Total	2011	2012
Mortgage loan payable	$1,645,000	$-	$1,645,000
Convertible promissory notes	231,000	100,000	131,000
Promissory notes to related parties	169,000	169,000	-
Employment agreements(1)	33,000	33,000	-
10% promissory note	10,000	10,000	-
Total	$2,088,000	$312,000	$1,776,000
________
(1)  Our obligation under employment agreements would increase to $550,000, upon achieving an adequate level of Working Capital, as defined.

Total non-cash compensation cost related to nonvested stock options at September 30, 2011 that has not been recognized was approximately $741,000. This non-cash stock-based compensation expense will be recognized in the future over a remaining weighted average period of approximately 6 months.

Plan of Operation

We have completed development of the natural gas fueled industrial electric power CSRV Gen Sets and have commenced production on a limited basis. We are constrained by a limited availability of working capital needed to manufacture CSRV products. We intend to sell our CSRV Gen Sets to Almont and other prospective customers. In November 2010, we shipped the first industrial CSRV Gen Set to Almont. In April 2011, we shipped a second CSRV Gen Set to Almont and in August 2011 we shipped a third CSRV Gen Set to Almont. We are currently retrofitting these first three Gen Sets previously shipped to Almont with new high tech ceramic internal parts specifically designed with the expectation of increased durability and improved performance when powered with flared off gas. The first such retrofitted Gen Set was shipped in early November 2011.

If we are successful in raising sufficient new working capital, we intend to ramp up manufacturing to be able to fulfill orders based on Almont’s five-year business plan, which anticipates that it will require a volume of CSRV Gen Sets similar to or greater than the 7,400 units previously planned by WWE. Fulfillment is expected to occur over a five-year period. We intend to take advantage of the fact that essentially all the components of the Gen Sets may be sourced and acquired from subcontractors and, accordingly, expect to manufacture the Gen Sets in the two following ways:

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Anticipated potential sources of such new working capital include: sales of shares of our common stock to Dutchess Opportunity Fund II, LP under an equity line of credit, positive working capital generated from sales of our CSRV products to Almont and others, additional payments from Almont for the Release Payment, additional issuances of convertible promissory notes, issuances of promissory notes to related parties, private sales of common stock and common stock warrants, sales of our equity and/or debt securities through private placement offerings and pursuing and entering into additional sublicensing agreements with OEM's and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure such additional working capital.

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

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying consolidated financial statements, we incurred a net loss for the nine months ended September 30, 2011 of ($1,890,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of September 30, 2011, we had accumulated losses of ($25,596,000) and had negative working capital of ($3,081,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2010 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

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

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2011, we issued a $52,000 principal amount, 8% convertible promissory note and received net proceeds of $50,000, net of financing costs of $2,000. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In August 2011, an aggregate of $32,500 principal amount of a convertible promissory note, plus interest thereon amounting $1,000, was converted by the holder into 224,987 unregistered shares of our common stock.

In July 2011, we issued a $78,500 principal amount, 8% convertible promissory note and received net proceeds of $75,000, net of financing costs of $3,500. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In August 2011, we granted stock options to purchase 1,800,000 shares of our common stock at an exercise price of $0.25 per share to Gregory Coates, President of the Technology Division.

In July 2011, we granted stock options to purchase 1,800,000 shares of our common stock at an exercise price of $0.25 per share to George J. Coates, our President and Chief Executive Officer.

In a series of transactions during July 2011, we sold 833,333 shares of our common stock and 833,333 common stock warrants to purchase one share of our common stock at an exercise price of $0.27 per share in consideration for $225,000 received from the son of a director.

In a series of transactions between April and August 2011, we issued to George J. Coates, our President and Chief Executive Officer, a total of 7,092 shares of Series A Preferred Stock, par value $0.001 per share pursuant to anti-dilution provisions in effect.

In July 2011, 50,000 shares of Series A Preferred Stock, par value $0.001 per share were issued to George J. Coates, our President and Chief Executive Officer. These shares were issued in lieu of compensation.

All of the above shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS.

Exhibit Number	Description

31.1*
Section 302 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
_______

*  Filed herewith.

** Furnished herewith.

+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: November 14, 2011	By:	/s/ George J. Coates
George J. Coates,
President, Chief Executive Officer and Principal Executive Officer

Date: November 14, 2011	By:	/s/ Barry C. Kaye
Barry C. Kaye,
Treasurer, Chief Financial Officer and Principal Financial Officer