Form 10-K
period 2011-12-31
COATES INTERNATIONAL LTD \DE\
filed 2012-03-29
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,278,597.

As of March 28, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 291,404,978.

COATES INTERNATIONAL, LTD.

CONTENTS

		Page

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosure	20

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item 9A	Controls and Procedures	32

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	33
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	45
Item 14.	Principal Accounting Fees and Services	46

PART IV

Item 15.	Exhibits, Financial Statement Schedules	47

Signatures		50

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act		51

Financial Statements		F-1 to F-35

PART I

ITEM 1.  BUSINESS

General

Coates International, Ltd. ("we", “CIL” or the "Company") has been developing over a period of more than 20 years a patented Coates spherical rotary valve (“CSRV”) system technology which is adaptable for use in piston-driven internal combustion engines of many types. Independent testing of various engines in which we incorporated our CSRV system technology (“CSRV Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV Engines produced only ultra low levels of harmful emissions while in operation. Engines operating on the CSRV system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

The CSRV system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV system technology utilizes only a small fraction of the moving parts in a conventional poppet valve assembly. As a result of the design improvements, management believes that CSRV Engines will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV Engines can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into, and expelled from the cylinder in a shorter period of time.  By engineering larger valve openings into the technology, we are able to achieve higher revolutions-per-minute (“RPM’s”) and efficiently and safely operate the engines using higher compression ratios while experiencing lower combustion chamber temperatures enabling the CSRV Engine to produce more power than equivalent, conventional engines. The extent, to which higher RPM’s, greater volumetric efficiency and thermal efficiency can be achieved with the CSRV system technology, is a function of the engine design and application.

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, sales of a small number of natural gas powered CSRV industrial electric power generator sets (“Gen Sets”), a gain on the sale of the land and building that serves as our principal facility, and from the performance of contractual research and development activities involving the Coates CSRV system technology and the receipt of licensing fees for our CSRV system technology. During the years ended December 31, 2011 and 2010, we reported revenues from such research and development of $150,000 and $850,000, respectively, sales of $125,000 and $159,000 and gross margin of approximately $50,000 and $63,000 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, we incurred net losses of approximately ($2,992,000) and ($1,050,000), respectively. In 2011, we raised additional working capital amounting to approximately $576,000 from sales of common stock and common stock warrants, approximately $414,000 from issuances of promissory notes to related parties and approximately $367,000 from issuances of convertible promissory notes. We also received revenues from research and development of $150,000. The accumulated losses from inception of the Company through December 31, 2011 amounted to approximately ($26,697,000). We may continue to be unprofitable until the CSRV Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations.

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey (approximately 60 miles outside of New York City). We maintain a website at the following address: www.coatesengine.com. Through a link on our website to the U.S. Securities and Exchange Commission (“SEC”) website, www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our Code of Business Conduct and Ethics for our directors, officers and employees can be viewed on our website at www.coatesengine.com.  We will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

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

Conventional poppet valves also have significant environmentally unfriendly characteristics. Conventional exhaust valves are lubricated with engine oil which burns in combustion and is expelled directly into the atmosphere. Intake valves are also lubricated with engine oil, which is washed off and forced into the combustion chamber with the air and fuel mixture. This slows down the combustion process and produces further emissions and eventually clogs the catalytic converter. Poppet valve engines cannot use high compression ratios because they will become red hot and pre-ignition will be experienced.

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

According to data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2009” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Total
134,879,600	841,993	110,561,293	246,282,886

Strategy

Our long-term objective is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers and sales and distribution of our CSRV internal combustion engines for a wide variety of uses. Our primary targeted market is the industrial electric power generator market. We have adapted the CSRV system technology to manufacture our 14.0 liter inline, 6-cylinder, 855 cubic inch engine generator fueled by natural gas (“CSRV Units”). In parallel to penetrating the commercial/industrial generators market, we intend to adapt the CSRV system technology to be used in other markets, in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

We have completed development of the CSRV system technology-based generator engine and are prepared to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont Energy, Inc., (“Almont”) the successor in interest to Well to Wire Energy, Inc. (“WWE”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010 and another such generator was shipped in 2011. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise sufficient working capital, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Unit quantity contemplated in our previous arrangement with WWE. We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

●	Licensing the CSRV system technology to Original Equipment Manufacturers (“OEM’s”) – to take advantage of third party manufacturers’ production capacity and resources by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Potential sources of such new working capital include sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the Escrow Agreement Release Payment and US Licensing fees, positive working capital generated from sales of our CSRV products to Almont and others. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our CSRV products. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Material Agreements

License Agreement – George J. Coates and Gregory Coates

In April 2007, we amended and restated our license agreement covering the CSRV system technology (the “Coates License Agreement”). Under the Coates License Agreement, George J. Coates and Gregory Coates granted to us an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV system technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with us. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and revert back to George and Gregory Coates.

Sublicense Agreement with Almont Energy, Inc. for Territory of Canada

In January 2010, we consented to the assignment of our sublicensing agreement with WWE dated September 29, 1999 to Almont. This sublicense agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The Canadian Sublicense provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made upon execution. A separate research and development agreement provided a $5,000,000 fee payable to us in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. To date, we have been paid a total of approximately $5,153,000 by WWE and Almont under these agreements.

Additional provisions of the Canadian Sublicense agreement are as follows:

●	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.
●	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  We have agreed to pass along to Almont savings we expect to realize from economies of scale inherent in high volume production of the CSRV units. In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Sublicensee will automatically lose its exclusivity. We have temporarily waived this provision due to the delay in delivery of Gen Sets. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

●	Sublicensee is required to pay a royalty to us equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).
●	All licensed rights under this sublicense agreement related to the CSRV system technology will remain with the Company.

In January 2010, we also consented to the assignment of the rights to a conditional sublicensing agreement with WWE, dated January 2008 covering the territory of the United States of America (the “US License”) to Almont. The US License, which has been placed in escrow and has not yet been granted or become effective, provides for a license fee of $50 million and annual minimum purchases of CSRV Units as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant of the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian sublicensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until we receive a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) an $8.5 million payment of the balance of the monies due to us at the date of the Escrow Agreement, in connection with the sublicense for the territory of Canada, including the Canadian License Agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license. As successor to WWE, Almont is expected to continue to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development agreement, is being recognized as revenue at the time the cash payments are received. We have received approximately $3.65 million of the Release Payment to date. In addition, WWE had made nonrefundable payments to us totaling $1.5 million prior to establishment of the Escrow Agreement. For the years ended December 31, 2011 and 2010, we received approximately $150,000 and $850,000, respectively of non-refundable payments which have been recognized as research and development revenue. Upon full satisfaction of the Release Payment, Almont would be granted a sublicense for the territory of the United States under the US License agreement.

The remaining balance of the Release Payment is currently $5,847,000. To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition could be adversely affected.

In connection with the assignment of the Canadian and US License from WWE to Almont, we waived all events of default by WWE under the Escrow Agreement in existence and extended the date by which the entire Release Payment must be paid, until March 19, 2012 (the “Release Payment Due Date”).  We are currently in the process of working with Almont to further extend the Release Payment Date under the Escrow Agreement due to the late delivery of Gen Sets. Almont is required to remit to us 60% of any and all proceeds from funds raised from any equity, debt or lending transactions, exclusive of equipment financing transactions, until the Release Payment is paid in full. We also waived the provisions of the Escrow Agreement requiring the payment of interest on the unpaid balance of the Release Payment.

The US License would, if Almont is able to satisfy the Escrow Agreement release provisions, grant to Almont the right to use, sell and lease Licensed Products manufactured by us as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines for the oil and gas industry and landfills. Almont is also obligated to pay a royalty to us equal to 2.5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).

The manufacture of our licensed products by Almont is prohibited.  Almont is required to procure all internal combustion engines incorporating the CSRV system technology from us or our designee. The license granted to Almont is exclusive within the Territory, provided that Almont satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates Engines and all component parts. The agreement also grants Almont a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the licensed product in the oil and gas industry and landfill operations.

The remaining balance of the US License fee of $49 million is payable in quarterly installments in an amount equal to 5% of Almont’s prior quarter net profits. In any event, the entire balance of the licensing fee must be paid in full on or before February 19, 2015. We are currently in the process of working with Almont to extend this date due to the late delivery of Gen Sets.

Acceleration of the balance of the licensing fee payments shall be required in the event that Almont completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if Almont raises $100 million or more from such offerings.

Non-binding Preliminary Letter of Intent to Merge with S.W.T. in China

In May 2011, we entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expressed the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T., a cash payment to the shareholders of S.W.T. and the issuance shares of the Company’s common stock to The Coates Trust in consideration of a CSRV technology license for China. The transaction would be subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, we determined that the risk of proceeding with this merger transaction as contemplated at that time, was greater than anticipated. Accordingly, we will either continue to explore the possibility of restructuring the merger transaction or taking a simpler approach that would enable us to have access to the manufacturing capabilities of S.W.T., while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities.

Equity Line of Credit with Dutchess Opportunity Fund II, LP.

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

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”), which became effective in August 2011 covering 17,500,000 shares of the Company’s common stock underlying the Investment Agreement. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

For the year ended December 31, 2011, we raised $1,490 from the sale of 10,000 shares of our common stock under this equity line of credit to Dutchess. Thus far in 2012, we raised approximately $249,000 from the sale of 1,911,862 shares of our common stock under this equity line of credit.

Investor Relations Services Agreement with ATG Capital Inc.

In February, 2012, the Company entered into a non-exclusive Investor Relations Services Agreement (the “Agreement”) with ATG Inc. (“ATG”), a firm that specializes in assisting public companies to improve investor relations. The primary objective of these services is to increase awareness about the Company and its business plan in the investor and business community.

The term of the Agreement is for six months and may be canceled by either party for any reason upon 30 days’ prior notice. Pursuant to the Agreement, ATG will assist the Company, as requested, by providing various services including, but not limited to:

1.	Dissemination of news about the Company to a targeted audience in the investor and business community.
2.	Distribution of news about the Company to market makers, financial media, selected internet stock pages/threads and the OTC analyst community.
3.	Dissemination of newsworthy items and press releases to known contacts at selected newspapers and magazines.
4.	Assistance with strategic planning and promotional marketing.
5.	Introductions to criteria-specific Broker-Dealers and Market Makers.

As compensation for its services, the Company shall pay ATG $50,000 per month. At this time, ATG's services have been delayed as we endeavor to raise additional working capital to fund the monthly fees to ATG.

Investor Relations Services Agreement with Equiti-trend Advisors, LLC

In February, 2012, the Company entered into another non-exclusive, six-month Investor Relations Services Agreement (the “Agreement”) with Equiti-trend Advisors, LLC (“Equiti-trend”), a firm that specializes in assisting public companies to improve investor relations.  The primary objective of these services is to increase awareness about the Company and its business plan in the investor and business community.

Under the Agreement, Equiti-trend will assist the Company, as requested, by providing various services including, but not limited to:

1.	Dissemination of news about the Company to a targeted audience in the investor and business community and to existing shareholders.
2.	Distribution of news about the Company to market makers, financial media, selected internet stock pages/threads and the OTC analyst community.
3.	Manage shareholder relations and communications.

As compensation for its services, the Company shall deliver to Equiti-trend a total of 350,000 shares of its common stock in two installments.

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

Competition

Management believes that the Coates Engine gererators which are based on the CSRV system technology will provide substantially enhanced efficiencies in power generation and longevity.  We believe that the Coates Engines will outperform other comparable natural gas-fueled electric generator engines currently utilized in the energy conversion market.

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

We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We can provide no assurance that we can successfully limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, there can be no assurance that others might not independently develop the same, similar or superior techniques.

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

Employees

At December 31, 2011, we had 7 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

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

The following risk factors relate to our financial condition:

Going Concern

As shown in our financial statements beginning on Page F-1, we have incurred recurring losses from operations and as of December 31, 2011, had a stockholders’ deficiency of approximately ($1,751,000). In addition, our mortgage loan in the principal amount of $1,600,000 matures in July 2012. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. In the event we become insolvent or bankrupt, ownership of our intellectual property, which is carried on our books at zero value, consisting of patents rights on the CSRV technology, would, under our license agreement, revert to George J. Coates and Gregory Coates. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 29, 2012 with respect to our financial statements as of and for the year ended December 31, 2011 that these circumstances raise substantial doubt about our ability to continue as a going concern.

Management has been closely monitoring its fixed and variable costs and intends to restrict such costs to those expenses that are necessary to complete activities related to preparing for commencement of the production phase of operations, identifying additional sources of working capital, maintenance of our patent rights and general and administrative costs in support of such activities. In 2011, we raised additional working capital amounting to approximately $576,000 from sales of common stock and common stock warrants, approximately $414,000 from issuances of promissory notes to related parties and approximately $367,000 from issuances of convertible promissory notes. We also received revenues from research and development of $150,000. In 2012, we raised new working capital amounting to approximately $249,000 from the sale of 1,911,862 shares of our common stock under the equity line of credit with Dutchess and raised $52,000 from the issuance of a convertible promissory note.

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise sufficient working capital, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. We also anticipate that we will be able to resume shipping additional CSRV system technology-based generators to Almont in the second quarter of 2012.

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

As with any business, many aspects of our operations and our future outlook are subject to events and influences which are not within our control, such as the continuing worldwide economic crisis.  This could have an adverse impact on us and our results of operations. For example:

●
The current severe limitation on the availability of credit and investor uncertainty could result in delays or the inability to acquire additional working capital needed to commence an efficient level of production.

●
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

The following risk factors relate to our Product Development:

Limited production and sales of CSRV engine generators.

To date, we have only had sales of two CSRV engine generators for $284,000, received only limited revenues from our research and development agreement with WWE and a number of years ago, from a small number of sales of engines, which incorporated the CSRV system technology. We have not been able to move into the CSRV engine generator production phase of our business because we have not been successful in raising sufficient new working capital.

We expect to continue to incur losses until we commence production and sale of products incorporating our CSRV system technology. We may not be profitable or operating cash flow positive in 2012 unless we receive payments from Almont as described under “Material Agreements” above, and/or can begin to generate positive cash flows from sales of CSRV Engine products or receive cash proceeds from new licensing agreements for our CSRV system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2012.

The Coates CSRV System Technology may not have the performance characteristics and longevity that we expect which may adversely affect our future revenues.

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

Our dependence on third party suppliers for key components of our devices could delay shipment of our products and reduce our sales.

We depend on certain domestic suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of short engine blocks, custom pistons, custom spherical rotary valves, valve seals, carriers, springs, value added services and other miscellaneous components and parts for our products. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition

The following risk factors relate to our Business:

We are significantly dependent on our founder, George J. Coates.

Our future success will depend in substantial part on the continued services of George J. Coates and, to a lesser extent, Gregory Coates. The loss of the services of George J. Coates and/or Gregory Coates could impede implementation of our business plan and result in reduced profitability. We expect that our future market capitalization will be highly dependent on the productivity of George J. Coates. If the employment of George J. Coates was to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we may have to discontinue operations. Employment agreements with George J. Coates and Gregory Coates terminated in October 2011 and we have not entered into new employment contracts with either one of them. Although George J. Coates is our majority shareholder and Gregory Coates is a major shareholder of the Company, a risk exists that they could voluntarily terminate their employment with us at any time and for any reason. In such case, either or both of them could establish one or more new businesses that might compete with ours. We do not maintain key person insurance on either George J. Coates or Gregory Coates.

We may encounter substantial competition in our business and our failure to compete may adversely affect our ability to generate revenue.

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

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement assigned by WWE to Almont represent potential new sources of cash due to us totaling approximately $5.85 million during 2012. To date, we have received nonrefundable payments for the licensing and research and development agreements aggregating approximately $5,153,000. There can be no assurance that Almont will be successful in making payments to us due under the licensing agreements and the Escrow Agreement.  To the extent that Almont experiences difficulty or delays in making such payments, our cash flow, results of operations and financial condition could be adversely affected.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources to defend such claims and/or lawsuits against us and could harm our business.

We cannot be certain that our licensed rights to the patented engine designs and technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

Our success is dependent on protecting our intellectual property rights.

We rely on a combination of patent, copyright, trademark and trade secret protections to protect our rights to the proprietary technology. We cannot assure you that these trademarks and patents will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

In addition, there is currently no understanding in place regarding the ownership of new intellectual property developed by either George J. Coates or Gregory Coates while employed by us. As a result, there is a risk that we may not derive any benefit from such newly developed intellectual property.

In the event of insolvency or bankruptcy, our intellectual property rights would automatically revert back to George J. Coates and Gregory Coates.

Under our license agreement for the CSRV system technology, in the event of insolvency or bankruptcy, ownership of our intellectual property rights would automatically revert back to George J. Coates and Gregory Coates. This would result in a lower potential recovery of investment by, and/or liquidation value to, our stockholders.

We have very limited marketing and sales experience.

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

As a publicly reporting company, we incur substantial expenses to comply with the reporting requirements which could have a detrimental effect on our business and finances, the value of our stock and the ability of stockholders to resell their stock.

Since we are subject to the information and reporting requirements pursuant to Section 15(d) of the Exchange Act, but will not be subject to other disclosure requirements such as the proxy rules, going private rules and many tender offer provisions, our stockholders will not have access to the short-swing reporting and profit receiving protections or information that is provided by beneficial ownership reporting requirements of the U.S. securities laws. Recent SEC regulation has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC publicly reporting company. If we do not meet the public company reporting requirements designed to make current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we may incur substantial expenses in connection with the preparation of registration statements required to be filed in connection with the registration of securities under the Securities Act of 1933. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

We may be exposed to potential risks, penalties and expenses resulting from new requirements under the Sarbanes Oxley act of 2002.

In addition to the costs of compliance with having our shares of common stock listed on the OTC Bulletin Board, and with the OTC Market Group, Inc., there are substantial penalties that could be imposed upon us if we fail to comply with all of regulatory requirements. In particular, under the Sarbanes-Oxley Act of 2002 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

We may become subject to product liability and/or warranty claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We do not currently maintain product liability insurance for our CSRV products. We intend to make a proper assessment of the product liability risk related to our products and we may apply for product liability insurance, to the extent believed necessary in the future and at the time that our working capital is sufficient for this purpose. Any lawsuit seeking significant monetary damages may have a material adverse effect on our business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. In addition, a product liability claim could generate substantial negative publicity about our CSRV products and business, and inhibit or prevent commercialization of other future CSRV products, which would have a material adverse effect on our brand, business, prospects, financial condition and operating results.

While our products are tested for quality, our products nevertheless may fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty. Liability claims could require us to spend significant time and money in litigation and pay significant damages. As a result, any of these claims, whether or not valid or successfully prosecuted, could have a substantial, adverse effect on our business and financial results. In addition, although we plan on putting product liability insurance in place, the amount of damages awarded against us in such a lawsuit may exceed the policy limits of such insurance. Further, in some cases, product redesigns and/or rework may be required to correct a defect and such occurrences could adversely impact future business with affected customers. Our business, financial condition, results of operations and liquidity could be materially and adversely affected by any unexpected significant warranty costs.

The following risk factors relate to our common stock:

Our common stock is thinly traded, so you may be unable to liquidate your shares.

Our common stock has historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

Because we do not intend to pay dividends for the foreseeable future, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared any dividends. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that the future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. We currently intend to retain our future earnings, if any, to finance further research and development, commence production of the Coates Engine and pay for our general and administrative expenses. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no assurance that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

George J. Coates, together with members of his family and related trusts, are beneficially entitled to approximately 94% of votes on matter submitted to a vote of the outstanding common stockholders at March 26, 2012 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

Trading in our common stock may be volatile, which may result in substantial declines in its market price.

Our common stock is likely to experience significant volatility in response to periodic variations in:

●	Our success in commencing our production phase of operations
●	Results of testing of the CSRV system technology as it is designed into various commercially feasible applications
●	Our prospects for entering into new potentially profitable license agreements for our technology
●	Performance of the CSRV system technology in the field
●	Improvements in engine technology by our competitors
●	Changes in general conditions in the economy or the financial markets

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

We have registered an aggregate of 17,500,000 shares of common stock that could be issued under an equity line of credit arrangement with Dutchess Opportunity Fund II, LP. The sale of such shares could depress the market price of our common stock.

We have registered an aggregate of 17,500,000 shares of common stock under a registration statement covering shares of our common stock that may be issued under an Equity Line of Credit arrangement with Dutchess Opportunity Fund II, LP (“Dutchess”). Sales of such shares into the public market by Dutchess will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock. In addition, under an anti-dilution program in place as of January 1, 2012, George J. Coates, majority shareholder will be issued one share of common stock of the Company for each new share issued under this equity line of credit. This will also dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

Existing stockholders may experience significant dilution from sales of our common stock and/or the conversion of our debt into shares of our common stock.

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

Our issuance of additional shares of common stock to a Chinese company in connection with a letter of intent to exchange shares of stock would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

The Chinese LOI anticipates the issuance of a significant number of new shares of our common stock to the current shareholders of the Chinese entity and to the Coates Trust. If this transaction were to be consummated, existing shareholders’ ownership interests, percentage share of dividends declared, if any, and percentage of voting rights would be diluted. In addition, the issuance of such additional shares of our common stock could negatively impact the market price of our common stock.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board may deem relevant at that time. We currently have $156,000 face amount of convertible debt outstanding. This debt, if not prepaid with penalty within 180 days after the date of the convertible note is convertible into shares of our common stock at a 39% discount from the average of the three lowest quoted bid prices of our common stock during the ten-day trading period preceding the date of conversion. It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

Anti-dilution protection for George J. Coates, stock awards to our officers and directors and exercise of stock options will cause additional shares of our common stock to be issued which will dilute the ownership interest and share of dividends of existing shareholders.

We have established anti-dilution protection for George J. Coates which provides that one new share of common stock be issued to George J. Coates for each new share of common stock issued to any other investors. In addition, the board of directors may, from time to time, award shares of our common stock to our officers and directors as compensation. Finally, we have granted stock options to officers, directors, consultants and advisers, which may be exercised and converted into shares of our common stock at any time after such stock options become vested. The occurrence of these events will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

ITEM 2.  PROPERTIES.

Our executive offices and research and development facility is located in an approximately 25,000 square foot building on 7 acres in Wall Township, New Jersey, approximately 60 miles outside of New York City.

In our research and development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, a dynamometer, emission testing machines and computerized drafting and printing equipment. All such equipment is in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that we are liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. We intend to vigorously defend against this lawsuit and certain directors have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities in order to induce us and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than our interests. We believe that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to our financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, we filed a dispositive motion for summary judgment. This motion together with a cross-motion for summary judgment that was filed by Mr. Goldsmith (the “Cross-Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith’s Cross-Motion and our motion for summary judgment. Efforts by the court to settle this matter have been unsuccessful. We filed a new motion for summary judgment contending that based on our corporate by-laws, Mr. Goldsmith’s employment contract required approval by our board of directors which was never given. Goldsmith filed a cross-motion for summary judgment. Both of these motions were denied by the court in December 2011. The trial date has been postponed again and the new scheduled start date is May 7, 2012. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims. A countersuit filed by certain of our directors was dismissed due to an unresolved illness of one of the plaintiffs. This suit may be reinstituted upon resolution of this illness.

In March 2010, one of our vendors notified us of its contention that it is owed $160,000, plus accrued interest, for services rendered in 2007. At a meeting with the vendor in the second quarter of 2010, the vendor acknowledged that it did not have documentation to support its claim. Since that meeting, we have not received any further communications from this vendor. We believe there is no basis in fact to support the vendor’s contention and it is not likely that the vendor can prevail with its position. Accordingly, no amount has been recorded for this unasserted claim.

We are not a party to any other litigation that is material to our business.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock is traded on the OTC Bulletin Board and Pink Sheets, ticker symbol COTE. The closing price of the common stock on March 26, 2012 was $0.126 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2011 and 2010 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
High	$0.24	$0.56	$0.29	$0.20
Low	$0.17	$0.16	$0.14	$0.12
2010:
High	$0.42	$0.40	$0.35	$0.27
Low	$0.32	$0.30	$0.20	$0.19

Holders

At March 26, 2012 the number of holders of record of our common stock was 769.

Recent Sales of Unregistered Securities

The following issuances of securities were exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In December 2011, we made compensatory awards to two of our directors in the amounts of 1,100,000 and 240,000 restricted shares of our Common Stock, par value $0.0001 per share, respectively, which are not issuable until April 1, 2012. These shares are not included in the number of shares outstanding at December 31, 2011.

In November 2011, we made a compensatory award of 620,000 restricted shares of our Common Stock, par value $0.0001 per share to George J. Coates, our President and Chief Executive Officer, which are not issuable until April 1, 2012. These shares are not included in the number of shares outstanding at December 31, 2011.

In November 2011, we issued 1,790 shares of Series A Preferred Stock, par value $0.001 per share to George J. Coates pursuant to anti-dilution provisions in effect.

In November 2011, we issued a $52,000 principal amount, 8% convertible promissory note and received net proceeds of $50,000, net of financing costs of $2,000. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In November 2011, an aggregate of $100,000 principal amount of a convertible promissory note, plus interest thereon amounting $4,000, was converted by the holder into 1,146,532 unregistered shares of our common stock.

In October 2011, we issued a $52,000 principal amount, 8% convertible promissory note and received net proceeds of $50,000, net of financing costs of $2,000. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

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

In July 2011, we granted stock options to purchase 1,800,000 shares of our common stock at an exercise price of $0.25 per share to George J. Coates.

In a series of transactions during July 2011, we sold 833,333 shares of our common stock and 833,333 common stock warrants to purchase one share of our common stock at an exercise price of $0.27 per share in consideration for $225,000 received from the son of a director.

In a series of transactions between April and August 2011, we issued to George J. Coates a total of 7,092 shares of Series A Preferred Stock, par value $0.001 per share pursuant to anti-dilution provisions in effect.

In July 2011, 50,000 shares of Series A Preferred Stock, par value $0.001 per share were awarded to George J. Coates,. These shares were issued in lieu of compensation.

In June 2011, an aggregate of $58,000 principal amount of a convertible promissory note, plus interest thereon amounting $2,000, was converted by the holder into 236,986 unregistered shares of our common stock.

In May 2011, we issued a $100,000 principal amount, 8% convertible promissory note and received net proceeds of $96,500, net of financing costs of $3,500. The note is convertible into shares of unregistered common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In March and April 2011, an aggregate of $68,000 principal amount of a convertible promissory note, plus interest thereon amounting $3,000, was converted by the holder into 697,477 unregistered shares of our common stock.

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

In February and March 2011, an aggregate of $79,000 principal amount of a convertible promissory note, including interest thereon amounting $3,000, was converted by the holder into 740,468 unregistered shares of the Company’s common stock.

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

In January, February and March 2011, in a series of transactions, we sold 600,000 shares of our common stock and 600,000 warrants to purchase one share of our common stock at an exercise price of $0.25 per share in consideration for $150,000 to the son of a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

In December 2010, we sold 400,000 shares of our common stock and 400,000 warrants to purchase one share of our common stock at an exercise price of $0.25 per share in consideration for $100,000 to a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

In February 2010, we issued to George J. Coates 4,001 shares of Series A Preferred Stock, par value $0.001 per share pursuant to anti-dilution provisions in effect.

Regarding the registration exemptions pursuant to Regulation D Rule 506, the shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management's inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

Transfer Agent and Registrar

American Stock Transfer & Trust Company is currently the transfer agent and registrar for our common stock. Its address is 6201 15th Avenue, Brooklyn, NY 11219. Its phone number is (800) 937-5449.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our securities authorized for issuance as of March 26, 2012, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:	6,090,000	$0.32	6,410,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	6,090,000	$0.32	6,410,000

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ROUNDED TO THOUSANDS OF DOLLARS).

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in securing new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing capacity and quality of the labor pool for such large scale manufacturing. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise sufficient working capital, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. We continue to be engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

Significant Estimates

The preparation of our financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates during the years ended December 31, 2011 and 2010, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the Years Ended December 31, 2011 and 2010

Our principal business activities and efforts during 2011 and 2010 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start up of large scale manufacturing operations, (ii) developing plans for transitioning to large scale manufacturing in anticipation of our CSRV system technology achieving widespread market acceptance, (iii) applying our technology to engines for products in additional economically viable markets; and (iv)  resolving the aforementioned problem with engine heads.

Sales amounted to $125,000 for the year ended December 31, 2011 arising from the sale of a CSRV natural gas powered industrial electric power generator to Almont Energy, Inc. Gross margin on this sale after costs of sales of $65,000 amounted to $60,000. Sales amounted to $159,000 for the year ended December 31, 2010 arising from the sale of a CSRV natural gas powered industrial electric power generator to Almont Energy, Inc. Gross margin on this sale after costs of sales of $96,000 amounted to $63,000.

Revenues from research and development for the years ended December 31, 2011 and 2010, which amounted to $150,000 and $850,000, respectively, consisted of non-refundable partial payments of the Release Payment provided for by our Escrow Agreement which was assigned by WWE to Almont.

Sublicensing fee revenue for the year ended December 31, 2011 amounted to $14,000. There was no sublicensing fee revenue for the year ended December 31, 2010. As the Company commenced shipping production units to Almont in April 2011, the Company began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses decreased by ($124,000) in 2011 to $359,000 from $483,000 in 2010. This net decrease primarily resulted from a decrease in compensation and benefits allocated to research and development expenses of ($160,000) to $141,000 in 2011 from $301,000 in 2010 and a decrease in parts and materials utilized in research and development of ($98,000) to $74,000 in 2011 from $172,000 in 2010, offset by an increase in stock-based compensation allocated to research and development expenses of $134,000 to $144,000 in 2011 from $10,000 in 2010.

General and administrative expenses increased by $1,031,000 or 97.3% to $2,090,000 in 2011 from $1,060,000 in 2010. Most of this increase related to a substantial increase in non-cash stock-based compensation expense amounting to $841,000 bringing the total to $884,000 in 2011 from $43,000 in 2010. The stock-based compensation expense in 2011 increased primarily from the issuance of new stock options and stock-based compensatory awards to George J. Coates and two of our directors. Other variations in general and administrative expenses resulted in a net increase of $190,000 which consisted of an increase in compensation and benefits amounting to $138,000 which primarily related to a smaller allocation of compensation and benefits to research and development in 2011 than in 2010, a $99,000 increase in legal and professional fees, a $19,000 increase in financing costs, a $12,000 increase in office expenses, a $12,000 increase in SEC reporting expenses and a $6,000 increase in travel and entertainment, offset by a ($26,000) reduction in investor relations costs, a ($21,000) reduction in parts and shop supplies, a ($13,000) decrease in printing costs, an ($8,000) decrease in patent maintenance, a ($7,000) reduction in repairs and maintenance, a ($6,000) decrease in shipping and postage, a ($5,000) decrease in tools and a net decrease in other expenses of ($10,000).

For the years ended December 31, 2011 and 2010, other operating expense amounted to ($165,000) and ($53,000), respectively, which was comprised of a change in the fair value of an embedded derivative liability related to the variable conversion rate on our convertible promissory notes. This increase resulted, in part, because a larger principal amount of convertible promissory notes were issued and outstanding during 2011 than in 2010.

Depreciation and amortization expense decreased to $70,000 in 2011 from $79,000 in 2010.

A loss from operations of ($2,461,000) was incurred in 2011 compared with a loss from operations of ($761,000) in 2010. This net change resulted from a reduction in gross margin of ($4,000), a reduction in revenues from research and development of ($700,000), an increase in general administrative expenses of ($1,031,000) and an increase in the change in the fair value of an embedded liability of ($112,000), offset by an increase in licensing fees of $14,000 and an decrease in depreciation and amortization of $9,000. Included in the net loss from operations was $2,058,000 of non-cash expenses, net of non-cash revenues.

Interest expense increased to $576,000 in 2011 from $289,000 in 2010. Interest expense in 2011 consisted of mortgage loan interest of $126,000, non-cash interest related to convertible promissory notes of $347,000, interest on promissory notes to related parties of $49,000, amortization of deferred financing costs of $9,000 and interest on the 10% convertible promissory notes of $1,000. Interest expense in 2010 consisted of mortgage loan interest of $133,000, interest related to convertible promissory notes of $71,000, interest on promissory notes to related parties of $68,000, amortization of deferred financing costs of $17,000 and interest on the 10% convertible promissory notes of $1,000.

In 2011 and 2010, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

For the year ended December 31, 2011, we incurred a net loss of ($2,992,000) or ($0.01) per share, as compared with net loss of ($1,050,000) or $0.00 per share for 2010.

Liquidity and Capital Resources

Our cash position at December 31, 2011 was $53,000, or no change from the cash position of $53,000 at December 31, 2010. We had a working capital deficit of ($3,753,000) at December 31, 2011 which represents a ($572,000) decrease from the ($3,182,000) of negative working capital at December 31, 2010. Our current liabilities of $4,355,000 at December 31, 2011, increased by $615,000 from $3,740,000. This increase primarily resulted from deferred compensation of $452,000, an increase of $159,000 in the derivative liability related to convertible promissory notes, an increase in accounts payable and accrued liability of $61,000 and an increase in the carrying amount of convertible promissory notes outstanding amounting to $27,000, offset by a decrease in unearned revenue of  $115,000, partial repayment of the mortgage loan of $80,000 and a net decrease in notes payable to related parties of $16,000.

Operating activities utilized cash of ($1,338,000) for the year ended December 31, 2011, an increase of $735,000 from the cash utilized for operating activities of ($603,000) for the year ended December 31, 2010. Cash utilized by operating activities in the year ended December 31, 2011 resulted primarily from (i) a cash basis net loss of ($934,000) (after adding back non-cash stock-based compensation expense of $1,031,000, non-cash deferred compensation expense of $452,000, non-cash interest expense of $404,000, a non-cash charge to other operating expenses representing the change in embedded derivative liability of $165,000, depreciation and amortization of $70,000, non-cash portion of cost of goods sold of $53,000, non-cash portion of research and development expenses of $18,000 and non-cash financing costs of $4,000 and after deducting the recognition of unearned revenues of ($125,000) and non-cash licensing revenues of ($14,000), and (ii) net changes in current assets and liabilities of $404,000.

Cash generated from financing activities amounted to $1,337,000 in 2011. This was comprised of proceeds from private sales of shares of common stock and common stock warrants to the son of a director aggregating $525,000, promissory notes issued to related parties, net of repayment amounting to $414,000, issuances of convertible promissory notes aggregating $367,000 and proceeds from a sales of shares of common stock to one of our directors amounting to $50,000.

We have incurred recurring losses from operations amounting to ($26,697,000), as of December 31, 2011 and had a stockholders’ deficiency of ($1,751,000). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses. In addition, the mortgage loan on our headquarters and research and development facility matures in July 2012.  The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 29, 2012 with respect to our financial statements as of and for the year ended December 31, 2011 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2011, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to raise working capital to enable us to commence production of our CSRV system technology products, research and development and general administrative costs in support of such activities. During the years ended December 31, 2011 and 2010, we raised $1,357,000 and $439,000, respectively, of new working capital from sales of our common stock and common stock warrants, issuance of promissory notes to related parties and issuance of convertible promissory notes. We also received revenues from research and development of $150,000. In 2012, we raised new working capital amounting to $249,000 from the sale of 1,911,862 shares of our common stock under the equity line of credit with Dutchess and raised $52,000 from the issuance of a convertible promissory note. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise sufficient working capital, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional Release Payments are currently due us amounting to $5,847,000 under the Escrow Agreement. At this time, Almont is unable to pay the balance due us until it raises sufficient new working capital. As a result, we have needed to rely more heavily on other sources for raising new working capital for our operations. Almont, which has been assigned the Canadian License and rights to the US License is undertaking to raise new equity capital and is required to remit to us 60% of the proceeds from all such new working capital raised, with the exception of proceeds of equipment lease financing transactions. In addition, the annual minimum purchase requirements under both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective upon the commencement of production of the natural gas fueled industrial electric power CSRV engine generators (“CSRV Units”) for Almont). Almont is a privately held company. Its ability to make the Release Payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital and its ability to generate positive cash flow. Thus far, Almont has made nonrefundable payments to us totaling $150,000 and $700,000 in 2011 and 2010, respectively. Prior to Almont becoming the assignee of the Canadian License and rights to the US License, WWE made nonrefundable payments to us totaling $150,000 in 2010 and $4,153,000 in prior years. There can be no assurance that Almont will be successful in raising the additional equity capital or generating positive cash flow required for this purpose. We continue to seek out new prospective customers interested in licensing our technology; however, there can be no assurance that we will be able to secure such new licensing agreements.

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

At December 31, 2011, current liabilities are primarily comprised of a $1,630,000 mortgage loan which matures in July 2012, $944,000 of legal fees due to a law firm for its representation of us in litigation over the past several years, promissory notes and a convertible note due to a related party aggregating $457,000, deferred compensation of $452,000, $112,000 related to convertible promissory notes, an embedded derivative liability related to our convertible promissory notes of $243,000, unearned revenue of $29,000, $134,000 of accrued compensation, accrued interest expense of $39,000, accounts payable of $42,000, other legal and professional fees of $99,000 and other accrued expenses of $47,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2011 (rounded to thousands of dollars):

	Total	Amount due within 2012
Mortgage loan payable	$1,630,000	$1,630,000
Deferred compensation payable	452,000	452,000
Promissory notes to related parties	447,000	447,000
Convertible promissory notes	235,000	235,000
Maturity of 10% promissory notes	10,000	10,000
Total	$2,774,000	$2,774,000

Total non-cash compensation cost related to nonvested stock options at December 31, 2011 that has not been recognized was approximately $515,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 5 months.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Such disclosures are required for:

1.	Recognized financial instruments and derivative instruments that are offset in accordance with either Section 210-20-45 or Section 815-10-45.
2.
Recognized financial instruments and derivative instruments that are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

This standard is effective for interim periods and fiscal years beginning on or after January 1, 2013. We do not believe that adoption of this standard will have a material effect on our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This update provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This standard is effective for interim periods and fiscal years beginning after December 31, 2011. We do not believe this will have a material effect on our consolidated financial statements.

Plan of Operation

We have completed development of the CSRV system technology-based generator engine and are prepared to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont Energy, Inc., (“Almont”) the successor in interest to Well to Wire Energy, Inc. (“WWE”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010 and another such generator was shipped in 2011. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise sufficient working capital, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Unit quantity contemplated in our previous arrangement with WWE. We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

We intend to take advantage of the fact that essentially all the components of the CSRV Units may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the CSRV Units in the two following ways:

●
Assembly – to develop assembly lines within our premises. We intend to initially commence production of CSRV Units on a small scale. This will enable us to prove our concept for the CSRV system technology and we expect this will lead to substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large-scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures. To date, we have not been successful in securing the necessary working capital for this purpose.

●	Licensing the CSRV system technology to OEM’s – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Sources of such new working capital include sale of CSRV products, selling shares of our common stock through the equity line of credit arrangement with Dutchess Opportunity Fund II, LP, sales of our common stock and warrants through private transactions, issuances of promissory notes and convertible promissory notes, sales of our equity and/or debt securities through private placement and/or secondary public offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors and additional Release Payments from Almont. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 4, 2010, our Audit Committee dismissed Weiser LLP, Certified Public Accountants ("Weiser") as our independent registered public accounting firm, and we engaged a new independent registered public accounting firm, Meyler & Company, LLC, ("Meyler"), to serve as our independent auditor. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, we report as follows:

(a)   Dismissal of Current Independent Registered Public Accounting Firm.

(i)	Weiser was dismissed as our independent registered public accounting firm effective on January 4, 2010;
(ii)	Our Audit Committee participated in and approved the decision to dismiss our previous independent registered public accounting firm on January 4, 2010;
(iii)
Weiser's audit reports on the financial statements of the Company, for the fiscal years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles;

(iv)
We did not have any disagreements with Weiser relating to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials of the Company for the fiscal years ended December 31, 2008 and 2007, which disagreements, if not resolved to the satisfaction of Weiser, would have caused us to make reference to the subject matter of the disagreements in connection with our reports; and

(b)  Engagement of New Independent Registered Public Accounting Firm.

(i)	On January 4, 2010, we engaged Meyler to serve as our independent registered public accounting firm. The decision to engage Meyler was approved by our Audit Committee; and
(ii)
prior to engaging Meyler, we had not consulted Meyler regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company's financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company's principal financial and accounting officers), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists the current members of our board of directors and our executive officers as of March 29, 2012. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates. The board of directors did not meet during the year ended December 31, 2011.

Name	Age	Position

George J. Coates	71	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	41	Director and President, Technology Division

Barry C. Kaye	58	Director, Treasurer and Chief Financial Officer

Dr. Richard W. Evans	80	Director and Secretary

Dr. Frank Adipietro	54	Director *, **

Dr. Michael J. Suchar	56	Director *, **

Richard Whitworth	63	Director *, **, ***
_________
*	Serves as an independent director.
**	Serves as a member of our compensation committee
***	Serves as a member of our audit committee

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

            Barry C. Kaye became a director of the Company in October 2006 and has been serving as our Treasurer and Chief Financial Officer since October 2006. Mr. Kaye is a Certified Public Accountant in both New York and New Jersey. Mr. Kaye served as Vice President, Finance from 2009 to 2010 for Results Media, LLC, a company that provided direct mail marketing services. From 2006 to 2009, Mr. Kaye served as Vice President, Finance and Operations for Corporate Subscription Management Services, LLC, a company that processes orders as agent for various publishers. Since 1999, he has been serving as an Executive Business Consultant with BCK Business Consulting which provides various business consulting services to the business community. From 2004 to 2005, Mr. Kaye served as Corporate Controller of Development Corporation for Israel, a registered broker-dealer that distributes bonds of the government of Israel.  He was the Vice President, Finance & Operations for Alliance Corner Distributors, Inc., a company engaged in sales and distribution of video games and other forms of digital entertainment media from 2003 to 2004.  From 1987 to 1999, he served as Group Vice President, Finance at Sharp Electronics Corporation, a $3.5 billion company engaged in sales and distribution of consumer electronics, office equipment products and microelectronic components, where he was responsible for all finance and “back office” operations. From 1976 to 1987, Mr. Kaye worked for Arthur Andersen & Co. where he achieved the position of Senior Audit Manager.  He is a member of the American Institute of Certified Public Accountants as well as a member of the New York and New Jersey State Societies of Certified Public Accountants. Mr. Kaye received his Bachelor of Science in Accounting degree, graduating with Cum Laude distinction from Brooklyn College of the City University of New York.

Richard W. Evans became a director of the Company in May 1996.  Dr. Evans holds an ED.D degree from Rutgers University and served as Supervisor of the Highland Park School in Highland Park, New Jersey, a post held for more than five years until his retirement in June 1996.

Michael J. Suchar became a director of the Company in May 1996. Dr. Suchar earned a Doctor of Dental Surgery degree from Temple University School of Dental Medicine. He also earned a Bachelors of Science degree from Villanova University. Dr. Suchar attained the position of Director of Dental Medicine, St Christopher’s Hospital for Children, Philadelphia, PA. He serves on the Medical Executive Committee at St. Christopher’s, along with other hospital committees. He has been practicing pediatric dentistry for more than twenty years.  Dr. Suchar also has a patented invention in the field of aviation security.

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

During the year ended December 31, 2011, the Audit Committee did not meet. In connection with the audit of our financial statements as of and for the years ended December 31, 2011 by Meyler & Company, LLP (“Meyler”), our Independent Public Accounting Firm, our audit committee has communicated with Meyler regarding the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  In addition, the audit committee has received the written disclosures and the letter from Meyler required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Meyler their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for the years ended December 31, 2011 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

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

The Compensation Committee did not meet during the year ended December 31, 2011.

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

Compensation Committee Interlocks and Insider Participation

George J. Coates, Gregory Coates and Barry C. Kaye are executive officers and members of our board of directors. None of our executive officers serves as a member of our compensation committee, audit committee or other committee serving an equivalent function. None of the current members of the compensation committee of our board have ever been one of our employees.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under our charter or by-laws or the indemnification agreements we have entered into with our directors and officers, we have been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Involvement in Certain Legal Proceedings

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that we are liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith's performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and certain directors have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities in order to induce us and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than our interests. We believe that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to our financial condition or results of operations. As a result of the information disclosed in the deposition of Mr. Goldsmith, we filed a dispositive motion for summary judgment. This motion together with a cross-motion for summary judgment that was filed by Mr. Goldsmith (the “Cross-Motion”) were argued with other motions on October 23, 2009. At the conclusion of these arguments, the Court entered an order denying Mr. Goldsmith's Cross-Motion and our motion for summary judgment. Efforts by the court to settle this matter have been unsuccessful. We filed a new motion for summary judgment contending that based on our corporate by-laws, Mr. Goldsmith’s employment contract required approval by our board of directors which was never given. Goldsmith filed a cross-motion for summary judgment. Both of these motions were denied by the court in December 2011. The trial date has been postponed again and the new scheduled start date is May 7, 2012. We intend to vigorously defend against Mr. Goldsmith's claims and pursue our counterclaims. The countersuit filed by certain directors of the Company was dismissed due to an unresolved illness of one of the plaintiffs. This suit may be reinstituted upon resolution of this illness.

In March 2010, one of our vendors notified the Company of its contention that it is owed $160,000, plus accrued interest, for services rendered in 2007. At a meeting with the vendor in the second quarter of 2010, the vendor acknowledged that it did not have documentation to support its claim. Since that meeting, we have not received any further communications from this vendor. We believe there is no basis in fact to support the vendor’s contention and it is not likely that the vendor can prevail with its position. Accordingly, no amount has been recorded for this unasserted claim.

Our officers and directors are not a party to any other litigation that is material to our business.

Section 16(a) Beneficial Ownership Reporting Compliance

We know of no person, who, at any time during the fiscal year ended December 31, 2011 to the date hereof, was a director, officer or beneficial owner of more than ten percent of any class of our equity securities (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to us under Rule 16(a)-3(d), we know of no Reporting Person that failed to file the required reports within the required time limits.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation of specified executive officers and directors for the years ended December 31, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards		Option Awards		Anti-dilution Awards		All Other Compensation

George J. Coates Chief Executive Officer and President	2011	$269,231	(1)	$255,200	(2)	$450,000	(3)	$22,113	(4)	$29,482	(5)
	2010	$284,083	(1)	$-0-		$57,420	(3)	$10,000	(4)	$40,306	(5)

Barry C. Kaye Chief Financial Officer and Treasurer	2011	$-		$-		$-		$-		$103,866	(6)
	2010	$-		$-		$-		$-		$102,018	(6)

Gregory Coates President, Technology Division	2011	$161,538	(7)	$-		$432,000	(8)	$-		$27,916	(5)
	2010	$164,423	(7)	$-		$-		$-		$23,395	(5)

Richard W. Evans Secretary and Director	2011	$-		$264,000	(9)	$34,740	(10)	$-		$-
	2010	$-		$-0-		$-0-		$-		$-

Frank J. Adipietro Director	2011	$-		$57,600	(9)	$-0-		$-		$-
	2010	$-		$-0-		$17,748	(10)	$-		$-

(1)
George J. Coates was compensated under an employment agreement which originally provided for annual salary of $183,549, an annual performance bonus, vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board of directors authorized an increase in Mr. Coates’ annual base compensation under this prior agreement to $250,000. This employment agreement terminated in October 2011 and we have not entered into another employment agreement. For the years ended December 31, 2011 and 2010, Mr. Coates was also paid $19,231 and $24,083 for unused vacation time.

(2)
During the year ended December 31, 2011, we made compensatory stock awards to Mr. Coates to recognize his tireless efforts and many years of dedicated service and support to the Company. This included 620,000 restricted shares of common stock with an estimated fair market value on the date of award of $130,200 which are not issuable until April 2012.  We have agreed to pay the personal income taxes of Mr. Coates related to his receipt of this award. We also made a compensatory award of 50,000 shares of Series A Preferred Stock representing the right to 500,000,000 shareholder votes with an estimated fair market value on the date of award of $125,000.

(3)
During the year ended December 31, 2011, we granted 1,800,000 common stock options to George J. Coates which expire in 2026 with an exercise price of $0.25. All of the options vest on the one year anniversary of the grant. During the year ended December 31, 2010, we granted 275,000 common stock options to George J. Coates which expire in 2025 with an exercise price of $0.40 and which are now fully vested.

(4)
We established an anti-dilution arrangement, approved by the board of directors, for George J. Coates which was designed to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock. This arrangement was designed as an incentive to Mr. Coates to agree to raise needed working capital by selling new shares of our common stock. As a result of this arrangement, Mr. Coates would not experience a dilution in his voting percentage in connection with any matters brought before the shareholders for a vote. This arrangement was terminated as of December 31, 2011 and replaced by a new arrangement which became effective on January 1, 2012 and provided for the issuance of one new restricted share of our common stock to Mr. Coates for each new share of stock issued to any non-Coates family members as a result of a sale or conversion. Under the new arrangement, no shares of stock would be issued to George J. Coates in connection with any new shares of common stock issued upon sale or conversion of the our securities pursuant to any public offerings by the Company.

During the years ended December 31, 2011 and 2010, 8,882 and 4,001 shares, respectively, of Series A Preferred Stock representing the right to 88,820,000 and 40,010,000 shareholder votes, respectively, were issued to George J. Coates pursuant to this anti-dilution arrangement in effect.

(5)	Other compensation for George J. Coates and Gregory Coates consisted of health and dental insurance, life insurance and payroll taxes for the years ended December 31, 2011 and 2010, respectively.

(6)	These amounts represent payments to Mr. Kaye for consulting services provided to us during 2011 and 2010, respectively.

(7)
Gregory Coates was compensated under an employment agreement which originally provided for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board of directors authorized an increase in Gregory Coates’ annual base compensation to $150,000. This employment agreement terminated in October 2011 and we have not entered into another employment agreement. For the years ended December 31, 2011 and 2010, Gregory Coates was also paid $11,538 and $14,423 for unused vacation time.

(8)
During the year ended December 31, 2011, we granted 1,800,000 common stock options to Gregory Coates which expire in 2026 with an exercise price of $0.24. All of the options vest on the one year anniversary of the grant.

(9)
During the year ended December 31, 2011, we made compensatory stock awards of 1,100,000 and 240,000 restricted shares of our common stock to Messrs. Evans and Adipietro, respectively, to recognize their many years of dedicated service and support to the Company. These shares are not issuable until April 2012.  We have agreed to pay all the personal income taxes related to their receipt of this award. The estimated fair market value of these awards, including estimated taxes to be paid by us amounted to $264,000 and $57,600 for Messrs. Evans and Adipietro, respectively.

(10)
During the year ended December 31, 2011, we granted 200,000 common stock options to Mr. Evans which expire in 2026 with an exercise price of $0.25. The estimated fair market value of these stock option on the date of grant was $34,740. During the year ended December 31, 2010, we granted 85,000 common stock options to Frank J. Adipietro which expire in 2025 and are now fully vested. The estimated fair market value of these shares on the date of grant was $17,748. All of the options vest on the one year anniversary of the grant.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to our executives as of December 31, 2011:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-		-	$0.44	10/23/2021
	50,000	-		-	$0.43	11/3/2024
	285,000	-		-	$0.40	11/18/2025
	-	1,800,000	(1)	-	$0.25	7/26/2026
Gregory Coates	500,000	-		-	$0.44	10/23/2021
	-	1,800,000	(2)	-	$0.24	8/8/2026
Barry C. Kaye	125,000	-		-	$0.44	10/17/2021

(1) These stock options shall become fully vested on July 26, 2012.

(2) These stock options shall become fully vested on August 9, 2012.

Vesting of the stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

Director Compensation

A compensation program was adopted by the board of directors which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our 2006 Stock Option and Incentive Plan to purchase our common stock at an exercise price equal to the quoted closing price of our stock on the day prior to the date of grant.

The following summarizes the compensation paid to our non-employee directors for the years ended December 31, 2011 and 2010:

Name of Director	Year Ended December 31,	Fees Earned or Paid in Cash	Stock Options Awarded	Restricted Stock Awarded	Total Compensation

Dr. Frank J. Adipietro	2011	$-	$-	$57,600	$57,600
	2010	$-	$17,700	$-	$17,700
Dr. Richard W. Evans	2011	$-	$34,740	$240,000	$274,740
	2010	$-	$-	$-	$-

Employment contracts and termination of employment and change-in-control arrangements

There are currently no employment contracts with any of our employees and there have been no terminations or change-in-control arrangements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2012 for:

●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than 5% of our outstanding common stock.

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

Percentage ownership calculations are based on 291,404,978 shares outstanding as of March 26 2012. Addresses of named beneficial owners are c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership

				Shares Beneficially Owned
Name of Beneficial Owner	Outstanding Shares Beneficially Owned		Right to Acquire Within 60 Days After March 26, 2012	Number		Percentage

George J. Coates	212,893,428	1	1,325,000	214,218,428	1	72.90%

Gregory Coates	14,032,520		500,000	14,532,520		4.95%

Dr. Frank Adipietro	2,730,402		160,000	2,890,402		0.98%

Dr. Richard Evans	2,860,087		275,000	3,135,087		1.07%

Barry C. Kaye	525,358		125,000	650,350		0.22%

Dr. Michael J. Suchar	310,800		47,222	358,022		0.12%

Richard Whitworth	-		25,000	25,000		0.01%

All executive officers and directors as a group (7 persons)	233,352,595		2,457,222	235,809,817		80.25%

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse and 1,165,507 shares owned by The Coates Trust, which is controlled by George J. Coates as Trustee. Beneficial ownership of these shares is disclaimed by George J. Coates.

George J. Coates owns 72,883 shares of Series A Preferred Stock which entitles him to 728,830,000 votes at all matters brought before the common stockholders for a vote.  When added to the votes he is entitled to from his shares of common stock owned, the total number of votes represents an aggregate voting interest of more than 92%.

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by our board of directors in October 2006, subject to stockholder approval.   The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries.  Under the Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to our employees.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted in any calendar year to any employee under the Stock Plan shall not exceed 25% of that number.

The Stock Plan is administered by the board of directors and the Compensation Committee.  Subject to the provisions of the Stock Plan, the board of directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award.  Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock or by any other method approved by the board or Compensation Committee.  Unless otherwise permitted by us, awards are not assignable or transferable, except by will or the laws of descent and distribution.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In the first quarter of 2011, we converted the outstanding balance of promissory notes issued to The Coates Trust, a trust controlled by George J. Coates, totaling approximately $198,000, including accrued interest thereon, into 1,165,507 restricted shares of our common stock.

In the second quarter of 2011, we converted the outstanding balance of promissory notes issued to Richard W. Evans, Director and Frank J. Adipietro, Director, plus accrued interest thereon totaling approximately $131,000 and $188,000, respectively, into 768,848 and 1,100,922 restricted shares, respectively, of our common stock.

In the second quarter of 2011, we received $12,000 from Bernadette Coates, the spouse of George J. Coates and issued a promissory note payable on demand and providing for interest at 17% per annum, compounded monthly. In the third quarter of 2011, the outstanding balance of promissory notes issued to Mrs. Coates totaling $19,000 was repaid, including accrued interest thereon of $1,000.

In the fourth quarter of 2011, we received $120,000 and $50,000 from Richard W. Evans and Frank J. Adipietro, respectively, and issued a promissory note payable on demand and providing for interest at 17% per annum, compounded monthly.

In a series of transaction throughout the year ended December 31, 2011, we received a total of $375,000 from George J. Coates and issued a promissory note payable on demand and providing for interest at 17% per annum, compounded monthly. Repayments of promissory notes issued to George J. Coates totaled $125,000 during 2011.

All of these promissory notes, the proceeds of which were used for general working capital purposes, were authorized by the board of directors.

The approximate amount of compensation and benefits, all of which were approved by the board of directors, paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the year ended December 31, 2011, is summarized as follows (rounded to thousands of dollars):

2011

George J. Coates (a) (b) (c) (d)	$441,000
Gregory Coates (a) (e)	189,000
Bernadette Coates	81,000

(a)	Includes compensation paid in 2011 for vacation earned but not taken.
(b)
Includes compensation paid in 2011 consisting of 58,882 of Series A Preferred Stock issued to George J. Coates. The estimated fair value of these shares amounted to $147,000. Each share of Series A Preferred Stock entitles the holder to 10,000 votes per share at all matters brought before the common stockholders for a vote.

(c)	Excluded from the amounts reported above for 2011 are 1,800,000 stock options with an exercise price of $0.25. The estimated fair value of these stock options at the date of grant was $450,000.
(d)
Also excluded from the amount reported above for 2011 are 620,000 restricted shares of common stock awarded to George J. Coates which are not issuable until April 2012. The Company is obligated to pay the personal income taxes of Mr. Coates related to this award. The estimated fair value of these shares, including related income taxes on the date of award, was approximately $130,000.

(e)
Excluded from the amounts reported above for 2011 are 1,800,000 stock options with an exercise price of $0.24 per share. The estimated fair value of these stock options at the dates of grant was $432,000.

For the year ended December 31, 2011, two of our directors, Richard W. Evans and Frank J. Adipietro were awarded 1,100,000 and 240,000 restricted shares of common stock, respectively, which are not issuable until April 2012. The Company is obligated to pay the personal income taxes of Dr. Evans and Dr. Adipietro related to this award. The estimated fair values of these shares, including related income taxes on the date of award, were approximately $264,000 and $58,000, respectively. For the year ended December 31, 2011, Dr. Evans was also granted 200,000 stock options with an exercise price of $0.25 per share having an estimated fair value on the date of grant of $35,000.

For the year ended December 31, 2011, Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $104,000.

Director Independence

The following table sets forth the members of our board of directors that are independent and certain board committee assignments:

Dr. Frank Adipietro	Director *, **

Dr. Michael J. Suchar	Director *, **

Richard Whitworth	Director *, **, ***
________
*	Serves as an independent director.
**	Serves as a member of our compensation committee
***	Serves as a member of our audit committee

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

On January 4, 2010 we engaged Meyler & Company, LLC (“Meyler”), Certified Public Accountants as our Independent Registered Public Accounting Firm and dismissed Weiser LLP (“Weiser”).

During the years ended December 31, 2011 and 2010, Meyler billed us in the aggregate $71,375 and $65,500 for professional services rendered for their audit of our annual financial statements for the years ended December 31, 2010 and 2009, respectively, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2011 and 2010, respectively.

Audit-related Fees

For the year ended December 31, 2011, Meyler billed us $5,725 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1. Meyler did not provide any audit-related services in the year ended December 31, 2010.

Tax Fees

For the years ended December 31, 2011 and 2010, Meyler billed us $6,500 and $6,000 for professional services rendered for tax related services for the tax years ended December 31, 2010 and 2009, respectively.

All Other Fees

Meyler did not perform nor bill the Company for any other services during the last two fiscal years.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report.

(1)  Consolidated Financial Statements.

Audited consolidated financial statements of Coates International, Inc. as of December 31, 2011 and 2010 and for the years then ending are presented on pages F-1 to F-32.

(2)  Financial Statement Schedules.

None

(3)  Exhibits

Exhibit No.		Description

3.1 @	-	Restated Certificate of Incorporation

3.1(i) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) ◆	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.2 @	-	Bylaws

10.1 +	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 +	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 +	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 ^	-	Confirmation Letter between the Company and Well to Wire Energy Inc. dated July 7, 2006

10.5 ~	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.6 ☑	-	License Agreement between the Company and Coates Trust dated October 23, 2006

10.7 ☑	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.8 ¢	-	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.9Ã	-	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.10Ã	-	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.11º	-
Letter from Weiser LLP to the Securities and Exchange Commission dated January 6, 2010 regarding the circumstances of their dismissal by the Company as its Independent Registered Public Accounting Firm

10.12¦	-
Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

10.13Ó	-
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

10.14Ó	-
$78,500 Convertible Promissory Note, dated August 19, 2010, issued to Asher Enterprises, Inc. Substantially identical Convertible Promissory Notes issued to Asher Enterprises, Inc. in the principal amounts of $67,500, $58,000 and $32,500 dated September 20, 2010, November 30, 2010 and February 2, 2011, respectively are not being filed as exhibits.

10.15²	-	Preliminary Letter of Intent to Merge with Heavy Equipment Manufacturer in China, dated December 3, 2010.

10.16ª	-	Investment Agreement, dated June 6, 2011, between the Company and Dutchess Opportunity Fund II, LP

10.17ª	-	Registration Rights Agreement, dated June 6, 2011, between the Company and Dutchess Opportunity Fund II, LP

10.18¼	-	Investors Relations Consulting Agreement, dated February 12, 2012, between the Company and ATG Capital Inc.

31.1Ý	-	Certification of George J. Coates pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2Ý	-	Certification of Barry C. Kaye pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32Ý	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS Ý	-	XBRL Instance Document.

101.SCH Ý	-	XBRL Taxonomy Extension Schema Document.

101.CALÝ	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF Ý	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Ý	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Ý	-	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ó    Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2011.

²    Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2010.

ª Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2011.

¼ Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2012.

Ý   Filed or furnished herewith.

There were no reports required to be filed with the Securities and Exchange Commission on Form 8-K during the last quarter of the fiscal year ended December 31, 2011.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2012.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Coates	Director, Chairman, Chief Executive Officer and President	March 29, 2012
George J. Coates	(principal executive officer)

/s/ Gregory Coates	Director, President-Technology Division	March 29, 2012
Gregory Coates

/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer	March 29, 2012
Barry C. Kaye	(principal financial and accounting officer)

/s/ Richard W. Evans	Director and Secretary	March 29, 2012
Richard W. Evans

/s/ Michael J. Suchar	Director	March 29, 2012
Michael J. Suchar

/s/ Frank Adipietro	Director	March 29, 2012
Frank Adipietro

/s/ Richard Whitworth	Director	March 29, 2012
Richard Whitworth

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual reports or proxy statements have been or will be furnished to security holders for the registrant’s last fiscal year and there have been no annual or other meetings of securities holders.

Coates International, Ltd.

Index to Consolidated Financial Statements

December 31, 2011 and 2010

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying consolidated balance sheets of Coates International, Ltd. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2011. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coates International, Ltd. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company continues to have negative cash flows from operations, recurring losses from operations, and a stockholders’ deficiency.  These conditions raise substantial doubt about their ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, New Jersey
March 29, 2012

Coates International, Ltd.
Consolidated Balance Sheets
As of December 31,

	2011	2010

Assets
Current Assets
Cash	$52,955	$53,360
Restricted cash	-	61,643
Other receivables	-	11,440
Inventory, net	387,483	431,999
Deferred offering costs	33,969	-
Total Current Assets	474,407	558,442
Property, plant and equipment, net	2,303,073	2,368,680
Deferred licensing costs, net	59,583	63,866
Total Assets	$2,837,063	$2,990,988

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,304,309	$1,242,842
Deferred stock-based compensation payable	451,800	-
Mortgage loan payable	1,630,000	1,710,000
Promissory notes to related parties	447,440	463,537
Convertible promissory notes, net of unamortized discount	111,775	84,700
Derivative liability related to convertible promissory notes	243,306	84,800
Unearned revenue	29,124	144,124
10% Convertible note	10,000	10,000
Total Current Liabilities	4,227,754	3,740,003
License deposits	360,600	375,000
Total Liabilities	4,588,354	4,115,003

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 72,883 and 14,001 shares issued and outstanding at December 31, 2011 and 2010, respectively	73	14
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 284,127,846 and 275,906,253 shares issued and outstanding at December 31, 2011 and 2010, respectively	28,413	27,591
Additional paid-in capital	24,917,261	22,553,853
Accumulated deficit	(26,697,038)	(23,705,473)
Total Stockholders' Deficiency	(1,751,291)	(1,124,015)
Total Liabilities and Stockholders' Deficiency	$2,837,063	$2,990,988

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Consolidated Statements of Operations
For the Year Ended December 31,

	2011	2010

Sales	$125,000	$159,000
Cost of goods sold	65,446	95,517
Gross Margin	59,554	63,483
Revenue from research and development	150,000	850,000
Sublicensing fee revenue	14,400	-
Total Revenues	223,954	913,483
Expenses:
Research and development costs	359,463	483,185
General and administrative expenses	2,090,198	1,059,572
Depreciation and amortization	69,891	79,108
	2,519,552	1,621,865
	(2,295,598)	(708,382)
Other Operating Expense:
Increase in estimated fair value of embedded derivative liabilities	165,472	53,000
Loss from Operations	(2,461,070)	(761,382)
Interest expense, net	530,495	288,960
Loss Before Income Taxes	(2,991,565)	(1,050,342)
Provision for income taxes	-	-
Net Loss	$(2,991,565)	$(1,050,342)

Basic net loss per share	$(0.01)	$-
Basic weighted average shares outstanding	280,953,780	275,518,171
Diluted net loss per share	$(0.01)	$-
Diluted weighted average shares outstanding	280,953,780	275,518,171

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Statements of Stockholders' Deficiency
For the Two Years Ended December 31, 2011

	Series A Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2010	10,000	$10	275,496,253	$27,550	$22,231,753	$(22,655,131)	$(395,818)
Issuance of Series A Preferred Stock to George J. Coates	4,001	$4			9,996		10,000
Issuance of common stock under equity line of credit with Dutchess Private Equities Fund, Ltd.			10,000	1	3,644		3,645
Issuance of common stock to son of a director			400,000	40	99,960		100,000
Stock-based compensation expense					54,100		54,100
Embedded conversion feature from Convertible Promissory Notes					154,400		154,400
Net loss for the year						(1,050,342)	(1,050,342)
Balance, December 31, 2010	14,001	$14	275,906,253	27,591	22,553,853	(23,705,473)	(1,124,015)
Issuance of Series A Preferred Stock to George J. Coates	58,882	59			147,109		147,168
Issuance of common stock to son of a director			1,930,036	193	524,807		525,000
Issuance of common stock to director			200,000	20	49,980		50,000
Conversion of convertible promissory notes to common stock			3,046,480	304	349,656		349,960
Issuance of common stock in satisfaction of promissory notes to related parties			3,035,077	304	517,529		517,833
Issuance of common stock under equity line of credit			10,000	1	1,489		1,490
Beneficial Conversion Feature on convertible promissory notes					325,055		325,055
Adjustment of embedded derivative liability related to convertible promissory notes					15,783		15,783
Stock-based compensation expense					432,000		432,000
Net Loss for the Year						(2,991,565)	(2,991,565)
Balance, December 31, 2011	72,883	73	284,127,846	28,413	24,917,261	(26,697,038)	(1,751,291)

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2011	2010

Net Cash Flows Used in Operating Activities
Net loss for the Year	$(2,991,565)	$(1,050,342)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Stock based compensation expense	1,030,968	64,100
Accrued interest not paid	403,561	147,407
Increase in fair value of embedded derivative liabilities	165,472	53,000
Deferred stock-based compensation	451,800	-
Depreciation and amortization	69,891	79,108
Cost of sales not requiring an outlay of cash	53,473	51,526
Research & development expenses not requiring an outlay of cash	17,764	99,656
Amortization of financing costs	4,269	-
Non-cash income from settlement of liabilites upon termination of joint venture	-	(61,500)
Recognition of unearned revenues	(125,000)	-
Non-cash licensing revenues	(14,400)	-
Changes in Operating Assets and Liabilities
Interest reserve account - restricted	1,643	-
Accounts Receivable	11,440	-
Due from related party	-	(12,500)
Inventory	44,516	(196,640)
Deferred Financing Costs	(47,238)	-
Accounts Payable and accrued liabilities	27,408	79,127
Deferred Compensation Payable	(451,800)	-
Unearned revenue	10,000	144,124
Net Cash (Used in) Operating Activities	(1,337,798)	(602,934)
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	-	(24,790)
Net Cash Used in Investing Activities	-	(24,790)
Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	576,490	103,645
Issuance of convertible promissory note	367,000	204,000
Issuance of promissory notes to related parties	556,595	238,537
Repayment of promissory notes to related party	(142,692)	(108,000)
Release from Interest reserve	60,000	40,000
Repayment of Mortgage Loan	(80,000)	(40,000)
Repayment of 10% convertible note	-	(10,000)
Net Cash Provided by Financing Activities	1,337,393	428,182

Net Decrease in Cash	(405)	(199,542)
Cash, beginning of period	53,360	252,902
Cash, end of period	$52,955	$53,360

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$138,516	$146,063

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$349,960	$-
Conversion of promissory notes to related parties	517,833	-
	$867,793	$-

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(All amounts rounded to thousands of dollars)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Coates International, Ltd. and its wholly-owned subsidiary Coates Oklahoma Engine Manufacturing, Ltd. (collectively, the “Company”) operate in Wall Township, New Jersey.

The Company has acquired the exclusive licensing rights for the Coates spherical rotary valve (“CSRV”) system technology in North America, Central America and South America (the “CSRV License”). The CSRV system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates and his son Gregory Coates. The CSRV system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

The CSRV system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine cylinder, the CSRV system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV system technology (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into, and expelled from, the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The extent, to which higher RPM’s, greater volumetric efficiency and thermal efficiency can be achieved with the CSRV system technology, is a function of the engine design and application.

Coates Oklahoma Engine Manufacturing, Ltd. was formed in 2011 for the purpose of establishing manufacturing operations in Oklahoma. The state of Oklahoma has offered to make available a package of business and tax incentives as an inducement to operate there. At this time, efforts are underway to raise working capital for start up of production, which will be necessary before we can enter into any definitive agreements or establish operations in Oklahoma.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of this technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from sales of stock, short term promissory notes, capital contributions, loans made by George J. Coates and certain directors, fees received from research and development of prototype models, licensing fees and a small number of CSRV engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses.

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2011, had a stockholders’ deficiency of ($1,751,000). The Company will be required to renegotiate the terms of an extension of a $1,630,000 mortgage loan which matures in July 2012, or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the December 31, 2011, the Company had negative working capital of ($3,753,000) compared with negative working capital of ($3,182,000) at the end of 2010.

During the years ended December 31, 2011 and 2010, the Company raised $1,357,000 and $439,000, respectively, of new working capital from the following:

Description	2011	2010
Sales of shares of common stock	$576,000	$104,000
Issuance of convertible promissory notes	367,000	204,000
Issuance of promissory notes to related parties, net of repayments	414,000	131,000
	$1,357,000	$439,000

For the years ended December 31, 2011 and 2010, the Company also received cash from research and development of $150,000 and $850,000, respectively. For the years ended December 31, 2011 and 2010, the Company earned gross profit of $60,000 and $63,000, respectively, from CSRV electric power, engine generator sales.  In the fourth quarter of 2011, the Company identified cracks on the lower engine heads of its Gen Sets that resulted from a defect in the manufacturing by one of its suppliers. Based on testing of the Gen Set to confirm the Company's resolution of this problem, management believes it has determined the cause of this cracked head condition. As soon as the Company can raise sufficient working capital, it will procure new cast-steel head castings and will begin larger scale production, after which, it intends to undertake field testing of its CSRV generators.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The financial statements of the Company were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd., a wholly owned subsidiary commencing in August 2011. All significant intercompany transactions and accounts were eliminated in consolidation.

Revenue Recognition

Sales and cost of sales are recognized at the time of shipment, provided the risk of loss has transferred to the customer and collection of the sales price is reasonably assured. Shipping arrangements and costs are the responsibility of the customer.

Revenue from research and development activities is recognized when collection of the related revenues is reasonably assured and, when applicable, in accordance with Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force”. This standard provides guidance on defining a milestone and permits recognition of revenue from research and development that is contingent upon achievement of one or more specified milestones defined in the research and development arrangements which meet specified criteria for such revenue recognition.

Unearned revenue primarily represents deposits from customers for orders of CSRV system technology products. Revenue is recognized as described above.

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

The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent in force, at that date.

Research and Development

Research and development costs are expensed when incurred.

Intellectual Property

Under a licensing agreement with George J. Coates and Gregory Coates, the Company obtained the rights to manufacture, use and sell the CSRV engine technology throughout the territory defined as the Western Hemisphere. In accordance with GAAP, the Company is not permitted to record a value for this intellectual property because it was obtained from principal stockholders, and, accordingly this intangible asset is not reflected in the accompanying consolidated financial statements.

Licensing Costs

Under the CSRV Licensing Agreement for the CSRV engine technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV system technology. Such costs are expensed as incurred.

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred.  Advertising expense amounted to $28,000 and $28,000 for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation

Compensation expense relating to stock-based payments is recognized as an expense using the fair value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award. The Company incurs non-cash, stock-based compensation expense for stock options awarded and for awards of shares of its common stock under it 2006 Stock Option and  Incentive Plan.

Deferred Stock-Based Compensation

Deferred stock-based compensation represents the estimated fair value of restricted shares of the Company’s common stock awarded to officers and directors, plus the estimated amount of the Company's obligation to pay the personal income taxes of the award recipient. The shares of common stock awarded are not issuable under the conditions of the award until a specified date in the future. The amount of this deferred compensation was charged to expense on the date of the award and future obligation to issue the restricted shares is reflected as a liability on the balance sheet as deferred compensation payable.

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

The Company evaluates any uncertain tax positions for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. In the event recognition of an uncertain tax position is indicated, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This process of evaluating and estimating uncertain tax positions and tax benefits requires the consideration of many factors, which may require periodic adjustments and which may not accurately forecast actual outcomes. Interest and penalties, if any, related to tax contingencies would be included in income tax expense.

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the years ended December 31, 2011 and 2010. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 18, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of, forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

2. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with one financial institution. Accounts at this institution are currently fully insured by the Federal Deposit Insurance Corporation.

The Company’s operations are devoted to the development, application and marketing of the CSRV system technology which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder. Development efforts have been conducted continuously during this time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued with respect to the CSRV system technology.  Since inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates. The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

The Company had been highly dependent on Well to Wire Energy, Inc. (“WWE”) for cash flows, revenues and profits. Pursuant to an assignment agreement in early 2010, Almont Energy Inc. (“Almont”) became the successor in interest to WWE with respect to (i) a research and development agreement and an exclusive sub-licensing agreement covering the sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“Gen Sets”) for use in the generation of electrical power within the territory of Canada, and; (ii) the rights, subject to the provisions of a related escrow agreement, to an exclusive sub-licensing agreement covering the sale and distribution of Gen Sets for use in the generation of electrical power within the territory of the United States (the “Almont Agreements”).  During the years ended December 31, 2011 and 2010, the Company received payments amount from Almont and WWE under these agreements aggregating $150,000 and $850,000, respectively. At December 31, 2011, Almont was obligated to the Company under the Almont Agreements for $5,847,000. In addition, Almont is also obligated to remit an additional $49 million toward the licensing fee provided for under the US License Agreement.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Other Assets, Accounts Payable and Accrued Liabilities and Other Liabilities

With the exception of convertible promissory notes, the carrying amount of these items approximates their fair value because of the short term maturity of these instruments. The convertible promissory notes are reported at their estimated fair value determined as described in more detail in Note 17.

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

4. LICENSING AGREEMENT AND DEFERRED LICENSING COSTS

The Company holds a manufacturing, use, lease and sale license from George J. Coates and Gregory Coates for the CSRV system technology in the territory defined as the Western Hemisphere (the “License Agreement”). Under the License Agreement, George J. Coates and Gregory Coates granted to the Company an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV system technology (the “CSRV Engine”) and that is currently owned or controlled by them (the “CSRV Intellectual Property”), plus any CSRV Intellectual Property that is developed by them during their employment with the Company. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and ownership would revert back to George J. Coates and Gregory Coates.

Under the License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV Intellectual Property.

At December 31, 2011 and 2010 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $60,000 and $64,000, respectively. Amortization expense for the years ended December 31, 2011 and 2010 amounted to $4,000 and $4,000, respectively.

5. AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This sublicense provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement had not been reduced to the form of a signed, written agreement.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. Almont and WWE have been making periodic nonrefundable payments to the Company to pay down the Release Payment, including payments of $150,000 and $850,000 during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the remaining balance of the Release Payment was $5,847,000. Since early 2010, Almont has only remitted $150,000 of the Release Payment. It is not likely that Almont will be able to make additional payments of the Release Payment unless it can raise new working capital and/or experience positive cashflow from its operations. This has delayed the Company’s plans to commence production of the Gen Sets.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

●
The Release Payment Date, as defined in the Escrow Agreement had been extended to March 19, 2012. The Company is currently in the process of working with Almont to extend the Release Payment Date under the Escrow Agreement due to the late delivery of Gen Sets. At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $6 million. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
Almont also became obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. However, the entire $49 million licensing fee is required to be paid on or before February 19, 2015. We are currently in the process of working with Almont to extend this payment date due to the late delivery of the Gen Sets.

To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition will be adversely affected.

The Canadian License

The Canadian License exclusively sublicenses within Canada the use of the CSRV system technology for industrial engines designed to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

●	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.
●	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  The Company has temporarily waived this provision due to the delay in delivery of Gen Sets.  In the event Sublicensee fails to purchase the minimum 120 CSRV generator engines during any year, Sublicensee will automatically lose its exclusivity. In such a case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV generator engines in the territory of Canada. Until otherwise agreed between the parties, the price per generator shall be $159,000.

●	Sublicensee is required to pay a royalty to the Company equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000.
●	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

The US License

The US License will, upon Almont satisfying the Release Payment, grant to Almont the right to use, sell and lease within the defined territory, Licensed Products manufactured by the Company which are designed to generate electrical power.  Licensed Products consist of CSRV Valve Systems, CSRV Valve Seals, CSRV Rotary Valve Spheres, CSRV Valve Components and CSRV Engines. Almont is also obligated to pay a royalty to the Company equal to 2.5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000.

The manufacture of any Licensed Products by Sublicensee is prohibited.  Sublicensee is required to procure all internal combustion engines incorporating the CSRV Valve System from the Company or its designee. The license granted to Sublicensee is exclusive within the Territory, provided that Sublicensee satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV system technology, the Coates Engines and all component parts. The Company has temproarily waived this provision due to the delay in delivery of Gen Sets. The agreement also grants Sublicensee a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Products for the generation of electrical power.

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, assumes the purchase of a substantial number of CSRV units over the next 5 years. Almont’s purchase of CSRV Units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from the Company will be similar to, or potentially exceed the 7,400 CSRV Gen Set quantity contemplated in our previous arrangement with WWE. We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a large scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

6. NON-BINDING PRELIMINARY LETTER OF INTENT TO MERGE WITH S.W.T. IN CHINA

In May 2011, the Company entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expressed the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T., a cash payment to the shareholders of S.W.T. and the issuance of shares of the Company's common stock to The Coates Trust in consideration of a CSRV technology license for China. The transaction would be subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, the Company determined that the risk of proceeding with this merger transaction as contemplated at that time was greater than anticipated. Accordingly, the Company will either continue to explore the possibility of restructuring the merger transaction or taking a simpler approach that would enable it to have access to the manufacturing capabilities of S.W.T. while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities.

7. COOPERATION AGREEMENT WITH TONGJI UNIVERSITY OF CHINA

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

8. INVENTORY

Inventory at December 31, consisted of the following:

	2011	2010
Raw materials	$473,000	$447,000
Work-in-process	65,000	136,000
Finished goods	-	-
Less: Reserve for obsolescence	(151,000)	(151,000)
Total	$387,000	$432,000

9. INVESTMENT IN COATES OKLAHOMA ENGINE MANUFACTURING, LTD.

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

10. INVESTMENT IN COATES FINANCE MANAGEMENT, LTD.

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

11. LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years from WWE as a down payment on the Canadian License. The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent in force at that date. Sublicensing fee revenue for the year ended December 31, 2011 amounted to $14,000. There was no sublicensing fee revenue in 2010.

12. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2011	2010
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(676,000)	(610,000)
Total	$2,303,000	$2,369,000

Depreciation expense amounted to $66,000 and $75,000 for the years ended December 31, 2011 and 2010, respectively.

13. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2012. Interest expense for the years ended December 31, 2011 and 2010 on this mortgage amounted to $126,000 and $133,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2011 was $1,630,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

The Company incurred $17,000 of expenses in connection with extending this mortgage loan in 2011, which is being amortized to interest expense over the one year term. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of five million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan with the lender.

14. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31 are as follows:

	2011	2010
Legal and professional fees	$1,043,000	$926,000
Accrued compensation and benefits	140,000	138,000
General and administrative expenses	82,000	91,000
Accrued interest expense	39,000	88,000
Total	$1,304,000	$1,243,000

15. PROMISSORY NOTES TO RELATED PARTIES

During the years ended December 31, 2011 and 2010, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $375,000 and $27,500, respectively, and in 2011 repaid promissory notes in the aggregate principal amount of $125,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the years ended December 31, 2011 and 2010, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $12,000 and $6,000, respectively, and repaid promissory notes in the aggregate principal amount of $18,000, plus accrued interest thereon amounting to $1,000. The promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

In December 2011, the Company issued promissory notes to two of the Company’s directors and received cash proceeds of $120,000 and $50,000, respectively. During the year ended December 31, 2010, the Company issued a promissory note to one of its directors in the principal amount of $50,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. During the year ended December 31, 2011, by mutual agreement between the Company and the noteholders, promissory notes to two of the Company’s directors in the aggregate principal amount of $250,000, plus accrued interest thereon of $70,000, previously issued to two of our directors were converted into 1,869,570 shares of the Company’s common stock.

During the year ended December 31, 2010, the Company issued promissory notes to The Coates Trust, a trust owned and controlled by George J. Coates and received cash proceeds of $180,000. These promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. In March 2011, by mutual consent, these promissory notes in the aggregate principal amount of $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock.

16. 10% CONVERTIBLE NOTE TO RELATED PARTY

The 10% convertible note, which is held by one of the Company's directors, is convertible at the option of the holder, into shares of the Company's common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company's common stock during the time the convertible note was outstanding. In March 2010, $10,000 principal amount of this convertible note was repaid along with accrued interest thereon of $3,000. The Company has reserved 22,222 shares of its common stock for conversion of the remaining $10,000 balance of this note.

17. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Stated Interest Rate	Maturity	Unamortized Discount at 12/31/11	Effective Interest Rate	Principal Balance, 12/31/11
August 2010	$78,000	8.00%	May 2011	$-	106%	$-
September 2010	68,000	8.00%	July 2011	-	129%	-
December 2010	58,000	8.00%	September 2011	-	135%	-
February 2011	32,000	8.00%	November 2011	-	147%	-
May 2011	100,000	8.00%	February 2012	-	147%	-
July 2011	79,000	8.00%	April 2012	-	147%	79,000
September 2011	52,000	8.00%	June 2012	20,000	123%	52,000
October 2011	52,000	8.00%	July 2012	38,000	147%	52,000
November 2011	52,000	8.00%	August 2012	25,000	92%	52,000
	$571,000			$83,000		$235,000

The promissory notes provide for interest at the rate of eight (8%) percent per annum and may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain a prepayment option whereby the Company may make a payment to the holder equal to between 130% and 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default under the Notes during the 179-day period following the date of issuance of the Notes.

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. At December 31, 2011, the unamortized discount on the convertible promissory notes amounted to $123,000, which has been netted against the balance of the outstanding promissory notes in the accompanying consolidated balance sheet. For the years ended December 31, 2011 and 2010, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $330,000 and $67,000, respectively.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding, was measured as the aggregate estimated fair value, based on Level 2 inputs, and amounted to $243,000 and $85,000, at December 31, 2011 and 2010, respectively. The change in the estimated fair value of the embedded derivative liabilities amounted to $165,000 and $53,000 for the years ended December 31, 2011 and 2010, respectively. This amount is included in the accompanying statements of operations as change in embedded derivative liability.

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

18. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system Pink Sheets under the ticker symbol COTE.

During the year ended December 31, 2011, the Company sold in a series of transactions, 1,930,036 shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share, 833,333 warrants to purchase one share of its common stock at an exercise price of $0.27 per share and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $525,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the year ended December 31, 2011, the Company sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

During the year ended December 31, 2010, the Company sold 400,000 shares of its common stock and 400,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $100,000 received from the son of a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

In November 2011, the Company sold 10,000 registered shares of its common stock under an equity line of credit with Dutchess Opportunity Fund II, LP and received proceeds of $2,000. (See Note 23.)  There were no offering costs related to the sale of these shares.

In January 2010, the Company sold 10,000 registered shares of its common stock under the equity line of credit with Dutchess Private Equities Fund, Ltd. and received proceeds of $4,000 which were used for working capital purposes (See Note 23.)

During the year ended December 31, 2011, in a series of transactions, $350,000 principal amount of convertible promissory notes, including $13,000 of accrued interest thereon were converted into 3,046,450 unregistered, restricted shares of the Company’s common stock.

In the first quarter of 2011, the outstanding balance of promissory notes issued to The Coates Trust, a trust controlled by George J. Coates, totaling approximately $198,000, including accrued interest thereon, were converted into 1,165,507 restricted shares of the Company's common stock.

In the second quarter of 2011, the outstanding balance of promissory notes issued to Richard W. Evans, Director and Frank J. Adipietro, Director, plus accrued interest thereon totaling approximately $131,000 and $188,000, respectively, were converted into 768,848 and 1,100,922 restricted shares, respectively, of the Company's common stock.

At December 31, 2011, the Company had reserved 19,567,466 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

In 2010, in order to enable the Company to raise needed working capital, the Board deemed it advisable and consented to authorize the issuance of shares of Series A Preferred Stock to George J. Coates to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock (except that no Series A Preferred Stock shall be issued to George J. Coates to restore the Coates Family voting percentage in connection with any new shares of common stock issued upon sale or conversion of the Company’s securities pursuant to public offerings by the Company).

During the year ended December 31, 2011, 8,882 shares of Series A Preferred Stock were issued to George J. Coates pursuant to an anti-dilution agreement in effect and a compensatory award of 50,000 shares of Series A Preferred Stock was granted to George J. Coates resulting in the right to 588,820,000 aggregate additional votes. This anti-dilution agreement was terminated effective December 31, 2011 and replaced with the new anti-dilution arrangement discussed in Note 31.

During the year ended December 31, 2010, the Board agreed to the issuance of 4,001 shares of Series A Preferred Stock of the Company (representing 40,010,000 voting shares) to George J. Coates in order to restore the original percentage of all votes originally held by the Coates family at January 1, 2007. The Coates family shareholdings had been diluted as a result of various issuances of new shares of common stock in connection with raises of new equity capital during the period from January 1, 2007 through the date of issuance of the shares of Series A Preferred Stock. As a result, the Coates family requested that as a prerequisite condition to issuing any further shares to new investors and/or lenders, that George J. Coates be awarded the Company’s super-majority voting shares of Series A Preferred Stock, $0.001 par value per share in order to restore its original percentage of all votes that it held at January 1, 2007.

Each issuance of shares of Series A Preferred Stock to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

In 2010, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. Based on this estimated valuation, the aggregate value of the Series A Preferred Stock provided to Mr. Coates in 2011 and 2010 amounted to $147,000 and $10,000, respectively. These amounts which did not require any outlay of cash, were recorded as stock-based compensation expense in the accompanying consolidated statement of operations for the years ended December 31, 2011 and 2010, respectively.

19. UNEARNED REVENUE

The Company has received non-refundable deposits aggregating $144,000 from Almont in connection with its order for the shipment of natural gas fueled electric power CSRV engine generators and a $10,000 refundable deposit related to the future potential issuance of a license for the CSRV technology. During the year ended December 31, 2011, $125,000 of this amount was recognized as sales in connection with the shipment of a completed CSRV Gen Set to Almont. Recognition of the remaining balance as revenue is being deferred until shipment of the Gen Sets and execution of the related license agreement, respectively. The remaining balance of $29,000 is included in unearned revenue in the accompanying consolidated balance sheet at December 31, 2011.

20. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the year ended December 31, 2011 amounted to $14,000. There was no sublicensing fee revenue in 2010. The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

21. INCOME (LOSS) PER SHARE

At December 31, 2011, the Company had 13,053,057 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested

Common stock options	1,800,000	$0.240	-	1,800,000
Common stock options	2,000,000	0.250	-	2,000,000
Common stock options	50,000	0.390	50,000	-
Common stock options	360,000	0.400	360,000	-
Common stock options	100,000	0.430	100,000	-
Common stock options	1,750,000	0.440	1,750,000	-
Common stock options	30,000	1.000	30,000	-
Common stock warrants	1,200,000	0.250	N/A	N/A
Common stock warrants	833,333	0.270	N/A	N/A
Common stock warrants	333,333	0.300	N/A	N/A
Common stock warrants	153,846	0.325	N/A	N/A
Common stock warrants	1,028,570	0.350	N/A	N/A
Common stock warrants	210,000	1.100	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.450	N/A	N/A
8% Convertible promissory notes	3,181,753	(1)	N/A	N/A
Total	13,053,057

(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at December 31, 2011, was $235,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to December 31, 2011.

At December 31, 2010, the Company had 5,841,740 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested at 12/31/10	Number Non-Vested at 12/31/10
Common stock options	50,000	$0.39	-	50,000
Common stock options	360,000	0.40	-	360,000
Common stock options	100,000	0.43	-	100,000
Common stock options	30,000	1.00	-	30,000
Common stock options	1,750,000	0.44	1,725,000	25,000
Common stock warrants	400,000	0.25	N/A	N/A
Common stock warrants	333,333	0.30	N/A	N/A
Common stock warrants	885,713	0.35	N/A	N/A
Common stock warrants	210,000	1.10	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.45	N/A	N/A
8% Convertible promissory notes	1,700,472	(1)	N/A	N/A
Total	5,841,740

(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at December 31, 2010, was $204,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to December 31, 2010.

For the years ended December 31, 2011 and 2010, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those years and the effect of including them in the calculation would have been anti-dilutive.

22. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board of directors (the “Board”) in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

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

In August 2011, options to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.24 per share were granted to Gregory Coates, director and son of George J. Coates. These options are scheduled to become vested in August 2012 and expire in August 2026.

In July 2011, options to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to George J. Coates. These options are scheduled to become vested in July 2012 and expire in July 2026.

In February 2011, options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to one of the Company’s directors. These options are scheduled to become vested in February 2012 and expire in February 2026.

In November 2010, options to purchase 275,000 and 85,000 shares of the Company’s common stock at an exercise price of $0.40 per share were granted to George J. Coates and one of the Company’s directors, respectively. These options became vested in November 2011 and expire in November 2025.

In October 2010, options to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.00 per share were granted to one of the Company’s suppliers. These options are fully vested and expire in October 2015.

The estimated fair value of stock options granted during the years ended December 31, 2011 and 2010 was $917,000 and $75,000, respectively. The estimated fair value of 385,000 and 205,000 stock options which vested during the years ended December 31, 2011 and 2010 was $84,000 and $55,000, respectively. The estimated fair value of 3,800,000 nonvested stock options at December 31, 2011 was $917,000. Total compensation cost related to nonvested stock options at December 31, 2011 that has not been recognized was $515,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 5 months.

For the years ended December 31, 2011 and 2010, the Company recorded non-cash stock-based compensation expense amounting to $432,000 and $54,000, respectively, relating to stock option grants. For the years ended December 31, 2011 and 2010, $144,000 and $10,000, respectively, of this amount was allocated to research and development expenses, $3,000 and $2,000, respectively, of this amount was allocated to inventory and $285,000 and $40,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/01/10	$0.39 - $0.44	1,900,000	11	1,700,000	$0.44	$0.39
Granted	$0.40 - $1.00	390,000	15		0.45	0.21
Vested	$0.39 - $1.00			205,000	0.50	0.27
Balance, 12/31/10	$0.44	2,290,000	12	1,905,000	0.44	0.36
Granted	0.24	1,800,000	15	-	0.24	0.24
Granted	0.25	2,000,000	15	-	0.25	0.24
Vested	0.40 - 0.44	-	11	285,000	0.40	0.22
Balance, 12/31/11	0.25 -1.00	6,090,000	12	2,290,000	0.32	0.28

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 180%
●	Risk-free interest rate	0.62%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●
Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant for options granted in 2011. Prior to 2011, the Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.

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

The following table sets forth information with respect to stock options outstanding at December 31, 2011:

Name	Title	Number of Shares of Common Stock Underlying Stock Options		Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000	(1)	$0.44	10/23/2021
		50,000	(1)	0.43	11/4/2024
		275,000	(1)	0.40	11/17/2025
		1,800,000	(2)	0.25	7/25/2026
Gregory Coates	Director and President, Technology Division	500,000	(1)	0.44	10/23/2021
		1,800,000	(3)	0.24	8/8/2026
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000	(1)	0.44	10/18/2021
Dr. Frank J. Adipietro	Non-employee Director	25,000	(1)	0.44	3/28/2022
		50,000	(1)	0.43	11/3/2024
		85,000	(1)	0.40	11/17/2025
Richard W. Evans	Non-employee Director and Secretary	25,000	(1)	0.44	3/28/2022
		50,000	(1)	0.39	12/27/2024
		200,000	(4)	0.25
Dr. Michael J. Suchar	Non-employee Director	25,000	(1)	0.44	3/28/2022
Richard Whitworth	Non-employee Director	25,000	(1)	0.44	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	(1)	0.44	4/4/2022
Company Supplier	Company Supplier	30,000	(1)	1.00	10/7/2015
_________
(1) These stock options are fully vested.

(2) These options will fully vest on 7/26/2012.

(3)  These options will fully vest on 8/9/2012.

(4) These options will fully vest on 2/16/2012.

23. INVESTMENT AGREEMENT WITH DUTCHESS FUNDS

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

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put will be equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date (the “Pricing Period”). “Put Notice Date” is the trading day immediately following the day on which Dutchess receives a Put Notice from the Company. During the year ended December 31, 2011, the Company sold 10,000 shares of its common stock under this equity line of credit and received proceeds of $2,000.

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) which became effective in August 2011, covering 17,500,000 shares of the common stock underlying the Investment Agreement. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

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

24. PLACEMENT AGENCY AGREEMENT WITH STONEGATE SECURITIES, INC.

The Company entered into a placement agent agreement with Stonegate Securities, Inc. (“Stonegate”) to act as its placement agent.   Stonegate has the right during the Contract Period to identify for the Company prospective Purchasers in one or more Placements of Securities, the type and dollar amount being as mutually agreed to by the parties. The term of the agreement shall continue until cancelled by either party upon ten (10) days written notice.

As compensation for services rendered by Stonegate in connection with the successful placements, the Company has agreed to pay Stonegate a fee of eight percent (8%) of the gross proceeds from the sale of Securities it places.  No fees shall be due and payable in connection with sales of Securities placed with investors not introduced to the Company by Stonegate or by a direct or indirect party previously introduced to the Company as a result of the efforts of Stonegate.

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

The Company shall also reimburse Stonegate for reasonable, actual out-of-pocket expenses incurred by Stonegate, provided, however, that such amount in total shall not exceed one percent (1%) of the gross proceeds of securities placed pursuant to this placement agent agreement. At this time, there have been no private placement transactions undertaken with the assistance of Stonegate.

25. EMPLOYMENT AGREEMENTS

George J. Coates

George J. Coates was compensated under an employment agreement which originally provided for annual salary of $183,549, an annual performance bonus, vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board of directors authorized an increase in Mr. Coates’ annual base compensation under this prior agreement to $250,000. This employment agreement terminated in October 2011 and the Company has not entered into another employment agreement. Although George J. Coates is the majority shareholder of the Company, he could voluntarily terminate his employment with the Company at any time and for any reason. In such case, he would not be prevented from establishing one or more new businesses that might compete with the Company.

Gregory Coates

Gregory Coates was compensated under an employment agreement which originally provided for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board of directors authorized an increase in Gregory Coates’ annual base compensation to $150,000. This employment agreement terminated in October 2011 and the Company has not entered into another employment agreement. Although Gregory Coates is a major shareholder of the Company, he could voluntarily terminate his employment with the Company at any time and for any reason. In such case, he would not be prevented from establishing one or more new businesses that might compete with the Company.

26. INCOME TAXES

Total deferred tax assets and valuation allowances are as follows at December 31:

	2011	2010

Current deferred tax asset - inventory reserve	$100,000	$100,000

Non-Current Deferred Tax Assets:
Net operating loss carryforwards	5,023,000	6,062,000
Stock-based compensation expense	734,000	502,000
Accrued liabilities not paid	442,000	737,000
Deferred compensation	181,000	-
Imputed interest related to convertible promissory notes	11,000	27,000
Total long-term deferred tax assets	6,391,000	7,328,000
Total deferred tax assets	6,491,000	7,428,000
Less: valuation allowance	(6,491,000)	(7,428,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31 are as follows:

	2011	2010

Federal tax provision (benefit) at the statutory rate	34.0%	34.0%
State income tax provision (benefit), net of federal benefit	(2.6)	(2.1)
Stock-based compensation expense	(13.8)	(2.7)
Net change in net operating loss carryforwards	23.4	(13.5)
Interest expense from amortization of discount on convertible promissory notes	(4.4)	(2.7)
Increase in estimated fair value of embedded derivative liabilities	(2.2)	-
Accrued liabilities not deductible for tax return purposes	(1.2)	(4.2)
Accrued interest not deductible for tax return purposes	(0.7)	(2.5)
Total	33.5	6.3
Valuation allowance	(33.5)	(6.3)
Effective tax rate	0.0%	0.0%

At December 31, 2011, the Company had available, $15,102,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2012 and 2031. At December 31, 2011, the Company had available $6,209,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2026 and 2031. For the years ended December 31, 2011 and 2010, the valuation allowance decreased by ($940,000) and increased by $910,000, respectively.

No liability for unrecognized tax benefits was required to be reported at December 31, 2011 and 2010.  The Company has identified its federal tax return and state tax return in New Jersey as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2008 through 2010, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. For the years ended December 31, 2011 and 2010, there were no penalties and interest related to the Company’s income tax returns.

27. RELATED PARTY TRANSACTIONS

Issuances of Promissory Notes

During the years ended December 31, 2011 and 2010, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $375,000 and $28,000, respectively, and in 2011 repaid promissory notes in the aggregate principal amount of $28,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the years ended December 31, 2011 and 2010, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $12,000 and $6,000, respectively, and repaid promissory notes in the aggregate principal amount of $18,000, plus accrued interest thereon amounting to $1,000. The promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

In December 2011, the Company issued promissory notes to two of the Company’s directors and received cash proceeds of $120,000 and $50,000, respectively. During the year ended December 31, 2010, the Company issued a promissory note to one of our directors in the principal amounts of $50,000. During the year ended December 31, 2011, by mutual agreement between the Company and the noteholders, promissory notes to two of the Company’s directors in the aggregate principal amount of $250,000, plus accrued interest thereon of $70,000 previously issued to two of our directors were converted into 1,869,570 restricted shares of the Company’s common stock. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the year ended December 31, 2010, the Company issued promissory notes to The Coates Trust, a trust owned and controlled by George J. Coates and received cash proceeds of $180,000. These promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. In March 2011, by mutual consent, these promissory notes in the aggregate principal amount of $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock.

As more fully discussed in Note 15, during the year ended December 31, 2010, a $100,000, 17% promissory note issued to The Coates Trust was repaid in full along with interest and transaction fees totaling $10,000.

At December 31, 2011, interest accrued but not paid on all outstanding promissory notes to related parties aggregated $28,000.

Issuance of Preferred Stock to George J. Coates

As more fully discussed in Note 18, for the years ended December 31, 2011 and 2010, 8,882 and 4,001 shares, respectively, of Series A Preferred Stock of the Company were issued to George J. Coates pursuant to anti-dilution provisions applicable to the Coates Family. In May 2011, a compensatory award was made to George J. Coates of 50,000 shares of the Company’s Series A Preferred Stock. The estimated fair value of the shares of Series A Preferred Stock issued to Mr. Coates under these anti-dilution provisions was $147,000 and $10,000 in 2011 and 2010, respectively.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board of directors, paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of non-cash, stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the years ended December 31, 2011 and 2010, is summarized as follows:

	2011	2010
George J. Coates (a) (b) (c) (d)	$441,000	$334,000
Gregory Coates (a) (e)	189,000	188,000
Bernadette Coates	81,000	83,000

(a)	Includes compensation paid in 2011 and 2010 for vacation earned but not taken.
(b)
Includes compensation paid in 2011 and 2010, consisting of 58,882 and 4,001 shares of Series A Preferred Stock, respectively, issued to George J. Coates. The estimated fair value of these shares amounted to $147,000 and $10,000, respectively. Each share of Series A Preferred Stock entitles the holder to 10,000 votes per share at all matters brought before the common stockholders for a vote.

(c)
Excluded from the amounts reported above for 2011 and 2010, are 1,800,000 and 275,000 stock options with exercise prices of $0.25 and $0.40 per share, respectively. The estimated fair values of these stock options at the dates of grant were $450,000 and $57,000, respectively.

(d)
Excluded from the amount reported above for 2011 are 620,000 restricted shares of common stock awarded to George J. Coates which are not issuable until April 2012. The Company is obligated to pay the personal income taxes of Mr. Coates related to this award. The estimated fair value of these shares, including related income taxes on the date of award was approximately $130,000.

(e)
Excluded from the amounts reported above for 2011 are 1,800,000 stock options with an exercise price of $0.25 per share. The estimated fair value of these stock options at the date of grant was $432,000.

For the year ended December 31, 2011, two of our directors, Richard W. Evans and Frank J. Adipietro were awarded 1,100,000 and 240,000 restricted shares of common stock, respectively, which are not issuable until April 2012. The Company is obligated to pay the personal income taxes of Dr. Evans and Dr. Adipietro related to this award. The estimated fair value of these shares, including related income taxes on the date of award was approximately $264,000 and $58,000, respectively. For the year ended December 31, 2011, Dr. Evans was also granted 200,000 stock options with an exercise price of $0.25 per share, having an estimated fair value on the date of grant of $35,000. For the year ended December 31, 2010, Dr. Adipietro was also granted 85,000 stock options with an exercise price of $0.40 per share, having an estimated fair value on the date of grant of $18,000.

Barry C. Kaye, Treasurer and Chief Financial Officer, was paid consulting fees of approximately $104,000 and $102,000 in 2011 and 2010, respectively.

28. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2011:

	Total	Amount due within 2012
Mortgage loan payable	$1,630,000	$1,630,000
Deferred compensation payable	452,000	452,000
Promissory notes to related parties	447,000	447,000
Convertible promissory notes	235,000	235,000
Maturity of 10% promissory notes	10,000	10,000
Total	$2,774,000	$2,774,000

Total non-cash compensation cost related to nonvested stock options at December 31, 2011 that has not been recognized was approximately $515,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 5 months.

29. LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. The Company filed a new motion for summary judgment contending that based on its corporate by-laws, Mr. Goldsmith’s employment contract required approval by the board of directors which was never given. Goldsmith filed a cross-motion for summary judgment. Both of these motions were denied by the court in December 2011. The trial date has been postponed again and the new scheduled start date is May 7, 2012. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

The Company has without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

In March 2010, one of the Company’s vendors notified the Company of its contention that it is owed $160,000, plus accrued interest, for services rendered in 2007. The vendor acknowledged that it does not have documentation to support its claim. The Company believes there is no basis in fact to support the vendor’s contention and it is not likely that the vendor can prevail with its position. Accordingly, no amount has been recorded for this unasserted claim.

The Company is not a party to any other litigation that is material to its business.

30. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Such disclosures are required for:

●	Recognized financial instruments and derivative instruments that are offset in accordance with either Section 210-20-45 or Section 815-10-45

●
Recognized financial instruments and derivative instruments that are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

This standard is effective for interim periods and fiscal years beginning on or after January 1, 2013. The Company does not believe that adoption of this standard will have a material effect on its consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This update provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This standard is effective for interim periods and fiscal years beginning after December 31, 2011. The Company does not believe this will have a material effect on its consolidated financial statements.

31. SUBSEQUENT EVENTS

Investor Relations Services Agreements

ATG Capital Inc.

In February 2012, the Company entered into a non-exclusive Investor Relations Services Agreement (the “Agreement”) with ATG Inc. (“ATG”), a firm that specializes in assisting public companies to improve investor relations. The primary objective of these services is to increase awareness about the Company and its business plan in the investor and business community.

The term of the Agreement is for six months and may be canceled by either party for any reason upon 30 days’ prior notice. Pursuant to the Agreement, ATG will assist the Company, as requested, by providing various services including, but not limited to:

1.	Dissemination of news about the Company to a targeted audience in the investor and business community.
2.	Distribution of news about the Company to market makers, financial media, selected internet stock pages/threads and the OTC analyst community.
3.	Dissemination of newsworthy items and press releases to known contacts at selected newspapers, magazines.
4.	Assistance with strategic planning and promotional marketing.
5.	Introductions to criteria-specific Broker-Dealers and Market Makers.

As compensation for its services, the Company shall pay ATG $50,000 per month. At this time, ATG's services have been delayed as the Company endeavors to raise additional working capital to fund the monthly fees to ATG.

Equiti-trend Advisors, LLC

In February 2012, the Company entered into a non-exclusive, six-month Investor Relations Services Agreement (the “Agreement”) with Equiti-trend Advisors, LLC (“Equiti-trend”), a firm that specializes in assisting public companies to improve investor relations. The primary objective of these services is to increase awareness about the Company and its business plan in the investor and business community.

Under the Agreement, Equiti-trend will assist the Company, as requested, by providing various services including, but not limited to:

1.	Dissemination of news about the Company to a targeted audience in the investor and business community and to existing shareholders.
2.	Distribution of news about the Company to market makers, financial media, selected internet stock pages/threads and the OTC analyst community.
3.	Manage shareholder relations and communications.

As compensation for its services, the Company shall deliver to Equiti-trend a total of 350,000 shares of its common stock in two installments.

Private Sales of Shares of Common Stock

In February 2012, the Company issued 190,185 unregistered, restricted shares of common stock to the son of a director in exchange for 185,185 tradable shares of the Company’s common stock which was transferred to Equiti-trend Advisors, LLC as compensation under an Investor Relations Services Agreement discussed in more detail above.  This transaction was a private sale of unregistered, restricted securities.

Issuance and Conversion of Convertible Promissory Notes

In January 2012, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in October 2012 and received cash proceeds of $50,000, net of financing costs of $2,000. This note contains the same terms and conditions as the previously issued convertible promissory notes more fully discussed in Note 17.

In March 2012, an aggregate of $54,000 principal amount of the convertible promissory notes, including interest thereon amounting $2,000, was converted by the holder into 647,382 unregistered shares of the Company’s common stock.

In January 2012, an aggregate of $79,000 principal amount of the convertible promissory notes, including interest thereon amounting $3,000, was converted by the holder into 1,079,322 unregistered shares of the Company’s common stock.

Shares of Common Stock Sold to Dutchess Opportunity Fund II, LP

Subsequent to year-end, in a series of transactions, the Company sold 1,911,862 registered shares of its common stock to Dutchess and received cash of $249,000 which was used for working capital purposes.

Issuance of Anti-dilution shares to George J. Coates

A new anti-dilution program became effective as of January 1, 2012, pursuant to which George J. Coates, majority shareholder will be issued one share of common stock of the Company for each new share issued to any person or entity that is not a member of the Coates family. Under this anti-dilution arrangements which became effective on January 1, 2012, the Company issued 3,638,566 unregistered, restricted shares of its common stock to George J. Coates and recorded stock-based compensation expense aggregating $249,000.

Promissory Notes Issued to George J. Coates

In a series of transactions the Company issued promissory notes payable on demand to George J. Coates and received cash proceeds of $39,000, bringing the total principal amount of outstanding promissory notes due to George J. Coates to $316,000 These notes bear interest at 17% per annum, compounded monthly.