Form 10-Q
period 2012-03-31
COATES INTERNATIONAL LTD \DE\
filed 2012-05-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______ to ______

Commission file number 000-33155
COATES INTERNATIONAL, LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2925432
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 11, 2012, 297,803,294 shares of the Registrant’s common stock, par value $0.001 per share were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2012

Coates International, Ltd.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash	$932	$52,955
Inventory, net	344,333	387,483
Deferred offering costs	27,382	33,969
Total Current Assets	372,647	474,407
Property, plant and equipment, net	2,289,075	2,303,073
Deferred licensing costs, net	58,512	59,583
Total Assets	$2,720,234	$2,837,063

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$1,444,861	$1,304,309
Deferred stock-based compensation payable	451,800	451,800
Mortgage loan payable	1,620,000	1,630,000
Promissory notes to related parties	465,040	447,440
Convertible promissory notes, net of unamortized discount	105,713	111,775
Derivative liability related to convertible promissory notes	214,261	243,306
Unearned revenue	29,124	29,124
10% Convertible note	10,000	10,000
Total Current Liabilities	4,340,799	4,227,754
License deposits	355,800	360,600
Total Liabilities	4,696,599	4,588,354

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 72,883 shares issued and outstanding at March 31, 2012 and December 31, 2011.	73	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 291,409,978 and 284,127,846 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	29,141	28,413
Additional paid-in capital	26,090,743	24,917,261
Accumulated deficit	(28,096,322)	(26,697,038)
Total Stockholders' Deficiency	(1,976,365)	(1,751,291)
Total Liabilities and Stockholders' Deficiency	$2,720,234	$2,837,063

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2012	2011

Sublicensing fee revenue	$4,800	$-
Total Revenues	4,800	-
Expenses:
Research and development costs	186,066	20,858
General and administrative expenses	1,054,776	349,265
Depreciation and amortization	15,068	16,654
	1,255,910	386,777
	(1,251,110)	(386,777)
Other Operating Expense:
Decrease (increase) in estimated fair value of embedded derivative liabilities	28,592	(17,160)
Loss from Operations	(1,222,518)	(403,937)
Interest expense, net	176,767	139,332
Loss Before Income Taxes	(1,399,285)	(543,269)
Provision for income taxes	-	-
Net Loss	$(1,399,285)	$(543,269)

Basic net loss per share	$-	$-
Basic weighted average shares outstanding	287,565,082	276,531,131
Diluted net loss per share	$-	$-
Diluted weighted average shares outstanding	287,565,082	276,531,131

The accompanying notes are an integral part of these consolidated financial statements.

Coates International Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31,
	2012	2011

Net Cash Flows Used in Operating Activities	$(361,766)	$(280,570)
Cash Flows Used in Investing Activities:
Acquisition of property, plant and equipment	-	(4,790)
Net Cash Used in Investing Activities	-	(4,790)
Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	250,143	200,000
Issuance of convertible promissory note	52,000	32,500
Issuance of promissory notes to related parties	42,600	37,000
Repayment of promissory notes to related party	(25,000)	(12,000)
Release from Interest reserve	-	30,000
Repayment of Mortgage Loan	(10,000)	(30,000)
Net Cash Provided by Financing Activities	309,743	257,500

Net Decrease in Cash	(52,023)	(27,860)
Cash, beginning of period	52,955	53,360
Cash, end of period	$932	$25,500

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$20,349	$31,885

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$135,720	$93,500
Conversion of promissory notes to related parties	-	180,000
	$135,720	$273,500

The accompanying notes are an integral part of these consolidated condensed financial statements.

Coates International, Ltd.
Notes to Consolidated Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Coates International, Ltd. and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company incurred a net loss for the three months ended March 31, 2012 of ($1,399,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of March 31, 2012, the Company had an accumulated deficit of ($28,096,000) and had negative working capital of ($3,968,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been actively undertaking efforts to secure new sources of working capital.  During the three months ended March 31, 2012, the Company raised new working capital of $320,000 consisting of proceeds of $225,000 from the sale of common stock to Dutchess Opportunity Fund II, LP, proceeds from issuance of convertible promissory notes amounting to $52,000, consideration received from the sale of common stock to the son of a director amounting to $25,000 and proceeds from issuance of promissory notes to related parties, net of repayments of $18,000. Subsequent to March 31, 2012, the Company raised additional working capital aggregating $163,000, consisting of proceeds from the sale of common stock and warrants of $84,000, proceeds from issuance of an additional convertible promissory note of $43,000 and proceeds from the issuance of promissory notes to related parties of $36,000. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The doubt about the Company’s ability to continue to operate as a going concern has existed for a number of years. Management has been successful in raising sufficient new working capital throughout that time to enable the Company to continue as a going concern and, although management cannot provide assurances that it can be successful, management believes that it can continue to do so in the future. Management has instituted a cost control program intended to cut variable costs to only those expenses that are necessary to carry out its activities related to research and development and manufacturing natural gas-fueled industrial electric power Coates Spherical Rotary Valve (“CSRV”) Gen Sets, entering the production phase of operations, developing additional commercially feasible applications of the CSRV system technology, seeking additional sources of working capital and covering the general and administrative expenses in support of such activities.

2.	ACCOUNTING POLICIES

Principles of Consolidation

For the quarter ended March 31, 2012, the financial statements of the Company were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd., a wholly owned subsidiary which was formed in August 2011. All significant intercompany transactions and accounts were eliminated in consolidation.

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

At March 31, 2012, the Company maintained cash balances with one financial institution. The current balances in the accounts at this institution are fully insured by the Federal Deposit Insurance Corporation.

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

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sublicensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“Gen Sets”) within the territories of Canada and the United States. As discussed in more detail in Note 5, at March 31, 2012, Almont owed the Company approximately $5.8 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s success in securing working capital financing and/or raising new equity capital. Almont has been unable to make substantial payments towards this balance due. Almont made a payment of $150,000 during the year ended December 31, 2011 and did not make any payments in the first quarter of 2012.

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

At March 31, 2012, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $59,000. Amortization expense for the three months ended March 31, 2012 and 2011 amounted to $1,000 and $1,000, respectively.

5.	AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

Almont Energy Inc. (“Almont”), a privately held, independent third party entity based in Alberta, Canada is the assignee of a sublicense which provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). Almont is also the assignee of a separate research and development agreement (“R&D Agreement”) which requires that Almont pay the remaining balance of an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement had not been reduced to the form of a signed, written agreement.

Almont is also the assignee of an escrow agreement that provides conditional rights to a second sublicense agreement from the Company for the territory of the United States (the “US License”). The US License has been deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee of $50 million.

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. Almont made a $150,000 nonrefundable payment to the Company to pay down the Release Payment during the year ended December 31, 2011. At March 31, 2012, the remaining balance of the Release Payment was $5,847,000. It is not likely that Almont will be able to make additional payments of the Release Payment unless it can raise new working capital and/or experience positive cash flow from its operations. This has delayed the Company’s plans to commence production of the Gen Sets.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement, with the following modifications:

●
At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $6 million. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. The Release Payment Date, as defined in the Escrow Agreement lapsed in March. The Company has verbally agreed to extend the Release Payment Date under the Escrow Agreement to compensate for the delay caused by the late delivery of Gen Sets. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
Almont also became obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. In any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2015. The Company has also verbally agreed to extend this date to compensate for the delay caused by the late delivery of Gen Sets.

Payment of the Release Payment is dependent on us starting up production to fulfill Almont’s orders. To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition will be adversely affected.

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
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  The Company has temporarily waived this provision due to the delay in delivery of Gen Sets.  In the event Sublicensee fails to purchase the minimum 120 CSRV generator engines during any year, Sublicensee will automatically lose its exclusivity. In such a case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV generator engines in the territory of Canada. Until otherwise agreed between the parties, the price per generator shall be $159,000. The Company has agreed to pass along to Almont savings, if any, realized from economies of scale inherent in high volume production of the CSRV units.

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

In May 2011, the Company entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expressed the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T., a cash payment to the shareholders of S.W.T. and the issuance of shares of the Company's common stock to The Coates Trust in consideration of a CSRV technology license for China. The transaction would be subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, the Company determined that the risk of proceeding with this merger transaction as contemplated at that time was greater than anticipated. Accordingly, the Company will either continue to explore the possibility of restructuring the merger transaction or taking a simpler approach that would enable it to have access to the manufacturing capabilities of S.W.T. while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities. At this time, further discussions with S.W.T. are on hold for at least the next 90 days, while the Company focuses on raising working capital and starting production.

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

In August 2011, the Company formed a new wholly-owned subsidiary, Coates Oklahoma Engine Manufacturing, Ltd., a Delaware corporation for the purpose of raising working capital and establishing manufacturing operations in the state of Oklahoma. At this time, it has not commenced operations and has only incurred minimal start up expenses. It is working on opportunities to raise working capital, continuing to negotiate for a package of business and tax incentives with the State of Oklahoma and is searching for a suitable manufacturing facility within the State.

9.	LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years from WWE as a down payment on the Canadian License. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent in force at that date. Sublicensing fee revenue for the three months ended March 31, 2012 and 2011, amounted to $5,000 and $-0-, respectively.

10.	INVENTORY

Inventory was comprised of the following:

	March 31, 2012	December 31, 2011

Raw materials	$447,000	$473,000
Work-in-process	48,000	65,000
Finished goods	-	-
Reserve for obsolescence	(151,000)	(151,000)
Total	$344,000	$387,000

11.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	March 31, 2012	December 31, 2011

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(690,000)	(676,000)
Total	$2,289,000	$2,303,000

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, are as follows:

	2012	2011

Legal and professional fees	$1,145,000	$1,004,000
Accrued compensation and benefits	148,000	156,000
General and administrative expenses	83,000	111,000
Accrued interest expense	69,000	88,000
Total	$1,445,000	$1,359,000

13.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2012. Interest expense for the three months ended March 31, 2012 and 2011 on this mortgage amounted to $31,000 and $32,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at March 31, 2012, was $1,620,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so would have an adverse affect the Company’s financial position and results of operations.

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

14.	PROMISSORY NOTES TO RELATED PARTIES

The Company has received proceeds from promissory notes issued from time to time to George J. Coates and has also made partial repayments of these promissory notes. At March 31, 2012, the outstanding balance of these notes amounted to $295,000. These notes are due on demand and bear interest at the rate of 17% per annum, compounded monthly. During the three months ended March 31, 2012 and 2011, $42,000 and $37,000, respectively of promissory notes were issued and $25,000 and $22,000, respectively, of these promissory notes was repaid.

The Company has also issued promissory notes to two of its directors with an aggregate principal balance of $170,000. These notes are due on demand and bear interest at the rate of 17% per annum, compounded monthly.

For the three months ended March 31, 2012 and 2011, interest expense on all of these promissory notes amounted to $21,000 and $22,000, respectively. At March 31, 2012, unpaid accrued interest on these promissory notes amounting to $50,000 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

15.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) in 2011 and 2012 with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Nominal Interest Rate	Maturity	Balance, March 31, 2012

February 2011	$33,000	8.00%	November 2011	$-
May 2011	100,000	8.00%	February 2012	-
July 2011	78,000	8.00%	April 2012	-
September 2011	52,000	8.00%	June 2012	-
October 2011	52,000	8.00%	July 2012	52,000
November 2011	52,000	8.00%	August 2012	52,000
January 2012	52,000	8.00%	October 2012	52,000
	$419,000			$156,000

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

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. The Company is also required to record additional unamortized discount to recognize the estimated value of the derivative liabilities arising from the convertible promissory notes. Accordingly, the Company recorded a total initial amount of unamortized discount on the Convertible Notes outstanding at March 31, 2012, of $125,000. For the three months ended March 31, 2012 and 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $117,000 and $82,000, respectively.

The total unamortized discount represented by the value of the BCF is being accreted over the six month period until the conversion of the convertible promissory notes into common stock is permitted. This resulted in an overall effective interest rate of 147%, 147%, 147%, 123%, 147%, 92% and 130% on the $33,000, $100,000, $78,000 and $52,000, $52,000, $52,000 and $52,000 convertible notes, respectively. The remaining unamortized balance of this discount, which amounted to $50,000 at March 31, 2012, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $106,000. This net amount is presented in the accompanying consolidated balance sheet at March 31, 2012.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The Company initially recorded the estimated value of the embedded derivative liabilities related to the convertible promissory notes outstanding at March 31, 2012 of $83,000. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities, which were measured at their aggregate estimated fair value, based on Level 2 inputs, amounted to $214,000, at March 31, 2012. The (decrease) increase in the estimated fair value of the embedded derivative liabilities amounted to ($29,000) and $17,000 for the three months ended March 31, 2012 and 2011, respectively. This amount is included in the accompanying consolidated statements of operations as increase in estimated fair value of embedded derivative liabilities.

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

17.	CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at March 31, 2012 (rounded to thousands of dollars):

	Total	2012

Mortgage loan payable	$1,620,000	$1,620,000
Promissory notes to related parties	465,000	465,000
Deferred compensation	452,000	452,000
Convertible promissory notes	156,000	156,000
10% promissory note	10,000	10,000
Total	$2,703,000	$2,703,000

18.	CAPITAL STOCK

Common Stock and Anti-dilution Rights

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

During the three months ended March 31, 2012 and 2011, the Company sold 1,726,677 and -0- registered shares of its common stock, respectively, under an equity line of credit with Dutchess Opportunity Fund II, LP and received proceeds of $225,000 and $-0-, respectively. There were no offering costs related to the sale of these shares.

During the three months ended March 31, 2012, the Company sold 190,185 restricted shares of its common stock in consideration for 185,185 tradable shares of its common stock received from the son of a director, which were used to pay for contractual services in lieu of a cash payment. During the three months ended March 31, 2011, the Company sold 600,000 shares of its common stock and 600,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $150,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

During the three months ended March 31, 2011, the Company sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

During the three months ended March 31, 2012, convertible promissory notes with a total principal amount of $131,000, plus accrued interest thereon totaling $5,000 were converted by the holder into 1,726,704 unregistered shares of the Company’s common stock. During the three months ended March 31, 2011, convertible promissory notes with a total principal amount of $94,000, plus accrued interest thereon totaling $3,000 were converted by the holder into 883,434 unregistered shares of the Company’s common stock.

A new anti-dilution program became effective as of January 1, 2012, pursuant to which George J. Coates, majority shareholder, is to be issued one share of common stock of the Company for each new share issued to any person or entity that is not a member of the Coates family. For the three months ended March 31, 2012, pursuant to this anti-dilution arrangement, the Company issued 3,638,566 unregistered, restricted shares of its common stock to George J. Coates and recorded stock-based compensation expense aggregating $502,000.

There were no other sales of, or conversions into, common stock during the three months ended March 31, 2012.

At March 31, 2012, Company had reserved 19,152,519 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

The Board has designated 100,000 shares of Preferred Stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose. No new shares of Series A Preferred Stock were issued during the three months ended March 31, 2012 and 2011.

Each issuance of shares of Series A Preferred Stock to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance. This anti-dilution arrangement was terminated as of December 31, 2011.

19.	INVESTMENT AGREEMENTS WITH DUTCHESS OPPORTUNITY FUND II, LP

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

During the three months ended March 31, 2012 and 2011, the Company sold 1,726,677 and -0- registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $225,000 and $-0-, respectively. There were no offering costs related to the sale of these shares.

20.	UNEARNED REVENUE

The Company has remaining non-refundable deposits amounting to $19,000 from Almont in connection with the future shipment of natural gas fueled electric power CSRV engine generators and a $10,000 refundable deposit related to the future potential issuance of a license for the CSRV technology. This amount is included in unearned revenue in the accompanying consolidated balance sheets at March 31, 2012 and 2011.

21.	LOSS PER SHARE

At March 31, 2012, the Company had 11,911,107 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested

Common stock options	1,800,000	$0.250	200,000	1,600,000
Common stock options	2,800,000	0.240	-	2,000,000
Common stock options	50,000	0.390	50,000	-
Common stock options	360,000	0.400	-	360,000
Common stock options	100,000	0.430	100,000	-
Common stock options	1,750,000	0.440	1,750,000	-
Common stock options	30,000	1.000	30,000	-
Common stock warrants	1,200,000	0.250	N/A	N/A
Common stock warrants	833,333	0.270	N/A	N/A
Common stock warrants	333,333	0.300	N/A	N/A
Common stock warrants	153,846	0.325	N/A	N/A
Common stock warrants	1,028,570	0.350	N/A	N/A
Common stock warrants	210,000	1.100	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.450	N/A	N/A
8% Convertible promissory notes	2,039,803	(1)	N/A	N/A
Total	11,911,107

(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at March 31, 2012, was $156,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to March 31, 2012.

At March 31, 2011, the Company had 10,292,606 shares of common stock potentially issuable upon assumed conversion.

For the three months ended March 31, 2012 and 2011, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

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

During the three months ended March 31, 2012 no stock options were issued. During the three months ended March 31, 2011, stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to one of the Company’s directors. These stock options vested in February 2012 and expire in 2026.

During the three months ended March 31, 2012, 200,000 stock options with an exercise price of $0.25 per share became vested. During the three months ended March 31, 2011, no stock options became vested. The weighted-average fair value of 3,600,000 nonvested stock options at March 31, 2012 was $882,000. Total compensation cost related to nonvested stock options at March 31, 2012 that had not been recognized was $294,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately four months.

For the three months ended March 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $241,000 and $38,000, respectively. For the three months ended March 31, 2012 and 2011, $88,000 and $3,000, respectively, of this amount is included in research and development expenses, $-0- and $2,000, respectively, of this amount was allocated to work in process inventory and $153,000 and $33,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant

Balance, 1/1/12	$0.25 -1.00	6,090,000	12	2,290,000	$0.32	$0.28
Vested	$0.25		11	200,000	0.25	$0.17
Balance, 3/31/12	$0.25 -1.00	6,090,000	12	2,490,000	$0.32	$0.28

No stock options were exercised, forfeited or expired during the three months ended March 31, 2012.

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

●
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent black out periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

The same methodology and assumptions were utilized in estimating the fair value of non-employee stock options granted to the Company’s general corporate counsel, as discussed above.

23.	INCOME TAXES

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

Deferred tax assets increased by $617,000 and decreased by $442,000 for the three months ended March 31, 2012 and 2011, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2012 and 2011.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2011, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2012 and 2011, there were no penalties or interest related to the Company’s income tax returns.

24.	RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended March 31,
	2012	2011

George J. Coates	$689,000	$89,000
Gregory Coates	153,000	42,000
Bernadette Coates	21,000	20,000

Included in compensation paid to George J. Coates during the three months ended March 31, 2012 is $502,000 of stock-based compensation expense representing the estimated fair value of 3,638,566 shares of common stock issued to George J. Coates pursuant to an anti-dilution agreement in effect and $113,000 representing stock-based compensation expense for stock options. Included in compensation paid to George J. Coates during the three months ended March 31, 2011 is $10,000 representing the estimated fair value of 4,001 shares of Series A Preferred Stock awarded pursuant to an anti-dilution agreement in effect and $14,000 representing stock-based compensation expense for stock options.

Included in compensation paid to Gregory Coates for the three months ended March 31, 2012, is $108,000 representing stock-based compensation expense for stock options. There was no stock-based compensation expense for Gregory Coates during the three months ended March 31, 2011.

Promissory Notes to Related Parties

During the three months ended March 31, 2012 and 2011, $42,000 and $37,000, respectively of promissory notes due to George J. Coates were issued and $25,000 and $22,000, respectively, of promissory notes due to George J. Coates were repaid.

For the three months ended March 31, 2012 and 2011, interest expense on promissory notes due to George J. Coates and two of the Company’s directors aggregated $21,000 and $22,000, respectively.

Other

During the three months ended March 31, 2012 and 2011, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $24,000 and $17,000, respectively.

As discussed in Note 18, during the three months ended March 31, 2012, the Company sold 190,185 restricted shares of its common stock in consideration for 185,185 tradable shares of its common stock received from the son of a director. During the three months ended March 31, 2011, the Company sold 600,000 shares of its common stock and 600,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $150,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

During the three months ended March 31, 2011, the Company sold 200,000 shares of its common stock in consideration for $50,000 to one of its directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

25.	LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. The Company filed a new motion for summary judgment contending that based on its corporate by-laws, Mr. Goldsmith’s employment contract required approval by the board of directors which was never given. Goldsmith filed a cross-motion for summary judgment. Both of these motions were denied by the court in December 2011. Unless postponed again, the start of the trial is anticipated imminently. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

The Company has, in prior years, without prejudice to its position, accrued compensation under his employment agreement for accounting purposes only, of $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

The Company is not a party to any other litigation that is material to its business.

26.	RECENTLY ISSUED ACCOUNTING STANDARD

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

27.	SUBSEQUENT EVENTS

Convertible Promissory Note

In April 2012, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in January 2013 and received cash proceeds of $41,000, net of financing costs of $2,000. This note contains the same terms and conditions as the previous convertible promissory notes more fully discussed in Note 15.

Conversion of Convertible Promissory Note

In May 2012, a $32,000 principal amount of convertible promissory notes was converted by the holder into 516,658 unregistered shares of the Company’s common stock.

Promissory Notes to Related Parties

Subsequent to March 31, 2012, the Company issued additional 17% promissory notes to George J. Coates and Bernadette Coates and received proceeds therefrom of $18,000 and $18,00, respectively. Mr. and Mrs. Coates have made loans to the Company from time to time for working capital purposes but they are not obligated to continue to do so in the future.

Sale of Common Stock and Warrants

Subsequent to March 31, 2012, the Company sold, in two transactions, 750,000 shares of its common stock, 416,667 warrants to purchase one share of its common stock at an exercise price of $0.12 per share and 666,666 warrants to purchase one share of its common stock at an exercise price of $0.09 per share in consideration for $80,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

Issuance of Common Stock for Anti-dilution

Subsequent to March 31, 2012, the Company issued 2,636,658 shares of its common stock to George J. Coates pursuant to an anti-dilution agreement in effect and recorded related stock-based compensation expense of  $306,000.

Compensatory Awards of Common Stock

Subsequent to March 31, 2012, the Company issued 620,000 restricted shares of common stock to George J. Coates and 1,340,000 restricted shares of common stock to two of its directors, which were originally awarded in 2011. The compensation expense of $452,000 related to these compensatory awards was recorded during the year ended December 31, 2011.

Shares of Common Stock Sold to Dutchess Opportunity Fund II, LP

Subsequent to March 31, 2012, the Company sold 30,000 registered shares of its common stock to Dutchess and received cash proceeds of $4,000.

Issuance of Shares of Common Stock to Dutchess

In connection with the equity line of credit with Dutchess, the Company issued 500,000 shares of its common stock to Dutchess which may only be used to fulfill the execution of future Puts issued to Dutchess by the Company. The Company has the right, at any time, to request that Dutchess promptly return any shares not sold pursuant to a Put, for cancelation and retirement.

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

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in securing new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing capacity and quality of the labor pool for such large scale manufacturing. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise sufficient working capital in excess of our fixed expenses and current obligations, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. We continue to be engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

We believe that the CSRV system technology delivers significant competitive advantages over technology currently applied in conventional internal combustion engines, including substantial improvement in fuel efficiency, a substantial reduction in harmful emissions, adaptability to almost any type of engine fuel and longer intervals between scheduled engine maintenance. This technology has been successfully applied to CSRV Gen Sets, automobile engines, a 35-KW synchronous residential generator and a high performance racing car engine.

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

Potential sources of such new working capital include sales of our common stock to Dutchess Opportunity Fund II, LP under the equity line of credit, sales of our equity and/or debt securities through private placement offerings, issuances of promissory notes to related parties, issuances of convertible promissory notes, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, additional payments from Almont towards the escrow agreement Release Payment, US Licensing fees and positive working capital generated from sales of our CSRV products to Almont and others. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

We are actively engaged in efforts to raise working capital to fund our ongoing operations and the ramp up of production of our products incorporating the CSRV system technology.

Non-binding Preliminary Letter of Intent to Merge with S.W.T. in China

In May 2011, we entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expressed the mutual intent of the parties to exchange shares of common stock between us and S.W.T., a cash payment to the shareholders of S.W.T. and the issuance of shares of our common stock to The Coates Trust in consideration of a CSRV technology license for China. The transaction would be subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, we determined that the risk of proceeding with this merger transaction as contemplated at that time, was greater than anticipated. Accordingly, we will either continue to explore the possibility of restructuring the merger transaction or taking a simpler approach that would enable us to have access to the manufacturing capabilities of S.W.T., while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities. At this time, further discussions with S.W.T. are on hold for at least the next 90 days, while we focus on raising working capital and starting production.

Coates Oklahoma Engine Manufacturing, Ltd.

In August 2011, we formed a new wholly-owned subsidiary, Coates Oklahoma Engine Manufacturing, Ltd., a Delaware corporation for the purpose of raising working capital and establishing manufacturing operations in the state of Oklahoma. At this time, it has not commenced operations and has only incurred minimal start up expenses. It is working on opportunities to raise working capital, continuing to negotiate for a package of business and tax incentives with the State of Oklahoma and is searching for a suitable manufacturing facility within the State.

Sublicense Agreements Almont Energy, Inc.

In January 2010, we consented to the assignment of our sublicensing agreement with WWE to Almont. This sublicense agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The Canadian Sublicense provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made upon execution. A separate research and development agreement provided a $5,000,000 fee payable to us in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed, written agreement. To date, we have been paid a total of approximately $5,153,000 by WWE and Almont under these agreements. Additional provisions of the Canadian License agreement are as follows:

●	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.
●	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  We have agreed to pass along to Almont savings, if any, realized from economies of scale inherent in high volume production of the CSRV units. In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Sublicensee will automatically lose its exclusivity. We have temporarily waived this provision due to the delay in delivery of Gen Sets. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

●	Sublicensee is required to pay a royalty to us equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).
●	All licensed rights under this sublicense agreement related to the CSRV system technology will remain with the Company.

In January 2010, we also consented to the assignment of the rights to a conditional sublicensing agreement with WWE covering the territory of the United States of America (the “US License”) to Almont. The US License, which has been placed in escrow and has not yet been granted or become effective, provides for a license fee of $50 million and annual minimum purchases of CSRV Units as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant of the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian sublicensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until we receive a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) an $8.5 million payment of the balance of the monies due to us at the date of the Escrow Agreement, in connection with the sublicense for the territory of Canada, including the Canadian License Agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license. As successor to WWE, Almont is expected to continue to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development agreement, is being recognized as revenue at the time the cash payments are received. We have received approximately $3,653,000 million of the Release Payment to date. In addition, WWE had made nonrefundable payments to us totaling $1.5 million prior to establishment of the Escrow Agreement. Upon full satisfaction of the Release Payment, Almont would be granted a sublicense for the territory of the United States under the US License agreement.

The remaining balance of the Release Payment is currently $5,847,000. To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition could be adversely affected.

In connection with the assignment of the Canadian and US License from WWE to Almont, we waived all events of default by WWE under the Escrow Agreement in existence and extended the date by which the entire Release Payment must be paid (the “Release Payment Due Date”), which lapsed in March 2012. We have verbally agreed to extend the Release Payment Date under the Escrow Agreement to compensate for the delay caused by the late delivery of Gen Sets. Almont is required to remit to us 60% of any and all proceeds from funds raised from any equity, debt or lending transactions, exclusive of equipment financing transactions, until the Release Payment is paid in full. Payment of the Release Payment is dependent on us starting up production to fulfill Almont’s orders.

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

The remaining balance of the US License fee of $49 million is payable in quarterly installments in an amount equal to 5% of Almont’s prior quarter net profits. In any event, the entire balance of the licensing fee must be paid in full on or before February 19, 2015. We have also verbally agreed to extend this date to compensate for the delay caused by the late delivery of Gen Sets.

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

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 (All amounts rounded to thousands of dollars)

There were no sales and no revenues from research and development for the three months ended March 31, 2012 and 2011.

Sublicensing fee revenue for the three months ended March 31, 2012 amounted to $5,000. There was no sublicensing fee revenue for the three months ended March 31, 2011. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses were $186,000 and $21,000 for the three months ended March 31, 2012 and 2011, respectively. Included in research and development expenses for the three months ended March 31, 2012 and 2011 were $54,000 and $18,000, respectively, of allocated compensation and benefits and $88,000 and $3,000, respectively, of allocated stock-based compensation expense. Also, included in research and development expenses were $44,000 and $-0-, respectively, of parts and materials.

General and administrative expenses increased to $1,066,000 for the three months ended March 31, 2012 from $349,000 in the corresponding period in 2011. This net increase of $706,000 primarily resulted from the following: An increase in non-cash stock-based compensation expense of $623,000 which resulted from the charge to expense for employee stock options issued in the third quarter of 2011 and the issuance of restricted shares of common stock pursuant to an anti-dilution agreement, an increase in investor relations expense of $45,000, an increase in legal and professional fees of $40,000, an increase in insurance expense of $8,000, an increase in miscellaneous taxes of $4,000, an increase in tools of $3,000 and a net increase in other general and administrative expenses of $10,000, offset by a decrease in financing costs of ($12,000), a decrease in marketing costs of ($6,000), a decrease in compensation and benefits of ($5,000) and a decrease in patent maintenance costs of ($4,000).

Depreciation and amortization decreased by $2,000 to $15,000 for the three months ended March 31, 2012 from $17,000 for the three months ended March 31, 2011.

Other operating income (expense) for the three months ended March 31, 2012, consisted of a decrease in the fair value of embedded derivative liabilities amounting to $29,000, compared to an increase in the fair value of embedded derivative liabilities amounting to $17,000 for the three months ended March 31, 2011, in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $177,000 for the three months ended March 31, 2012, an increase of $37,000 from interest expense, net of $140,000 incurred in the comparable 2011 period.

The change in deferred tax assets for the three months ended March 31, 2012 and 2011 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses of ($1,399,000) and ($543,000) for the three months ended March 31, 2012 and 2011, respectively. This included non-cash expenses of $918,000 and $179,000 for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at March 31, 2012 was $1,000, a decrease of $52,000 from the cash position of $53,000 at December 31, 2011. We had negative working capital of ($3,968,000) at March 31, 2012 which represents a ($215,000) decline from the ($3,753,000) of negative working capital at December 31, 2011. Current liabilities of $4,341,000 at March 31, 2012, increased by $113,000 from the $4,228,000 balance at December 31, 2011. Current liabilities are primarily comprised of a mortgage loan in the amount of $1,620,000, accounts payable and accrued liabilities of $1,445,000, promissory notes to related parties totaling $475,000, deferred compensation payable of $452,000, embedded derivative liabilities related to convertible promissory notes of $214,000, the net carrying value of convertible promissory notes of $106,000 and unearned revenue of $29,000.

Operating activities utilized cash of ($362,000) during the three months ended March 31, 2012, which primarily consisted of a net loss for the period of ($1,399,000), decreased by non-cash stock-based compensation expense of $744,000, non-cash interest expense of $156,000, depreciation and amortization of $15,000 and non-cash financing costs of $3,000 and increased by a non-cash decrease of ($29,000) in the fair value of the embedded liabilities related to convertible promissory notes and non-cash licensing revenues of sublicensing revenues of ($5,000). In addition, we realized additional operating cash from a net reduction in inventory of $43,000, a reduction in deferred offering costs and other assets of $7,000 and a net increase in accounts payable and accrued liabilities of $104,000.

There were no investing activities for the three months ended March 31, 2012.

Financing activities generated net cash of $310,000 for the three months ended March 31, 2012, consisting of proceeds from issuance of common stock of $250,000, issuance of convertible notes amounting to $52,000 and issuance of promissory notes to related parties, net of repayment amounting to $18,000, offset by a $10,000 partial repayment of the principal amount of a mortgage loan.

Subsequent to March 31, 2012, we raised additional working capital aggregating $163,000, consisting of proceeds from the sale of common stock and warrants to the son of a director amounting to $80,000, proceeds of $43,000 from the issuance of a convertible promissory note, $36,000 from the issuance of promissory notes to George J. Coates and Bernadette Coates and proceeds from the sale of common stock to Dutchess of $4,000 under our equity line of credits.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. Various potential sources of such additional working capital is anticipated to come from one or more of the following: sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit, sales and shipments of natural gas-fueled industrial electric power CSRV Gen Sets to Almont, cash flows from payments by Almont under the escrow agreement, additional issuances of convertible promissory notes and private sales of common stock and common stock warrants. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to carry out our current business plans.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2012 (rounded to thousands of dollars):

	Total	Amount Due Within 2012

Mortgage loan payable	$1,620,000	$1,620,000
Promissory notes to related parties	465,000	465,000
Deferred compensation payable	452,000	452,000
Convertible promissory notes	156,000	156,000
10% promissory note	10,000	10,000
Total	$2,703,000	$2,703,000

Total non-cash compensation cost related to nonvested stock options at March 31, 2012 that has not been recognized was approximately $294,000. This non-cash stock-based compensation expense will be recognized in the future over a remaining weighted average period of approximately four months.

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

As soon as we raise sufficient working capital in excess of our fixed expenses and current obligations, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont anticipates that the volume of total purchases from us will be similar to, or potentially exceed the 7,400 CSRV Unit quantity contemplated in our previous arrangement with WWE. We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying consolidated financial statements, we incurred a net loss for the three months ended March 31, 2012 of ($1,399,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of March 31, 2012, we had accumulated losses of ($28,096,000) and had negative working capital of ($3,968,000). In addition, we must either obtain an extension or refinance our mortgage loan which matures on July 1, 2012. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2011 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

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

In January 2012, we issued a $52,000 principal amount, 8% convertible promissory note and received net proceeds of $50,000, net of financing costs of $2,000. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In January 2012, an aggregate of $78,500 principal amount of a convertible promissory note, plus interest thereon amounting $3,640, was converted by the holder into 1,079,322 unregistered shares of our common stock.

In March 2012, an aggregate of $52,000 principal amount of a convertible promissory note, plus interest thereon amounting $2,080, was converted by the holder into 647,382 unregistered shares of our common stock.

In March 2012, 190,185 unregistered shares of our common stock were sold to the son of a director in consideration of 185,185 tradable shares of common stock which were used to make a non-cash payment for services rendered to us.

During the three months ended March 31, 2012, we issued 3,638,566 unregistered shares of common stock to George J. Coates pursuant to an anti-dilution agreement.

All of the above shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

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

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Schema
101.CAL +	XBRL Taxonomy Calculation Linkbase
101.DEF +	XBRL Taxonomy Definition Linkbase
101.LAB +	XBRL Taxonomy Label Linkbase
101.PRE +	XBRL Taxonomy Presentation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

**Furnished herewith.

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

COATES INTERNATIONAL, LTD.

Date: May 14, 2012	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer
and Principal Executive Officer

Date: May 14, 2012	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer
and Principal Financial Officer