Form 10-Q
period 2012-06-30
COATES INTERNATIONAL LTD \DE\
filed 2012-08-13
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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

As of August 10, 2012, 314,993,227 shares of the Registrant’s common stock, par value $0.001 per share were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2012

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES		38

Coates International, Ltd.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash	$110,927	$52,955
Inventory, net	346,675	387,483
Deferred offering costs	22,781	33,969
Total Current Assets	480,383	474,407
Property, plant and equipment, net	2,278,633	2,303,073
Deferred licensing costs, net	57,441	59,583
Total Assets	$2,816,457	$2,837,063

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,515,059	$1,304,309
Deferred stock-based compensation payable	150,600	451,800
Mortgage loan payable	1,605,000	1,630,000
Promissory notes to related parties	415,827	447,440
Convertible promissory notes, net of unamortized discount	60,549	111,775
Derivative liability related to convertible promissory notes	253,153	243,306
Unearned revenue	29,124	29,124
10% Convertible note	10,000	10,000
Total Current Liabilities	4,039,312	4,227,754
License deposits	351,000	360,600
Total Liabilities	4,390,312	4,588,354

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 72,883 shares issued and outstanding at June 30, 2012 and December 31, 2011.	73	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 311,545,221 and 284,127,846 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	31,155	28,413
Additional paid-in capital	27,979,797	24,917,261
Accumulated deficit	(29,584,880)	(26,697,038)
Total Stockholders' Deficiency	(1,573,855)	(1,751,291)
Total Liabilities and Stockholders' Deficiency	$2,816,457	$2,837,063

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$-	$125,000	$-	$125,000
Costs of Goods Sold	-	65,446	-	65,446
Gross Margin	-	59,554	-	59,554
Revenue from research and development	-	150,000	-	150,000
Sublicensing fee revenue	4,800	4,800	9,600	4,800
Total Revenues	4,800	214,354	9,600	214,354
Expenses:
Research and development costs	135,792	54,957	321,858	75,815
General and administrative expenses	1,209,702	515,354	2,264,478	864,620
Depreciation and amortization	11,513	19,073	26,581	35,726
	1,357,007	589,384	2,612,917	976,161
	(1,352,207)	(375,030)	(2,603,317)	(761,807)
Other Operating Expense:
Decrease (increase) in estimated fair value of embedded derivative liabilities	(37,400)	(55,986)	(8,808)	(73,147)
Loss from Operations	(1,389,607)	(431,016)	(2,612,125)	(834,954)
Interest expense, net	98,950	105,163	275,717	244,494
Loss Before Income Taxes	(1,488,557)	(536,179)	(2,887,842)	(1,079,448)
Provision for income taxes	-	-	-	-
Net Loss	$(1,488,557)	$(536,179)	$(2,887,842)	$(1,079,448)

Basic net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic weighted average shares outstanding	298,535,876	281,394,918	292,489,203	278,976,460
Diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted weighted average shares outstanding	298,535,876	281,394,918	292,489,203	278,976,460

The accompanying notes are an integral part of these consolidated financial statements.

Coates International Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2012	2011

Net Cash Flows Used in Operating Activities	$(641,935)	$(510,859)

Net Cash Used in Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	489,519	350,000
Issuance of convertible promissory notes	137,000	132,500
Issuance of promissory notes to related parties	138,888	226,595
Repayment of promissory notes to related party	(40,500)	(21,855)
Release from Interest reserve	-	60,000
Repayment of Mortgage Loan	(25,000)	(60,000)
Net Cash Provided by Financing Activities	699,907	687,240

Net Increase in Cash	57,972	176,381
Cash, beginning of period	52,955	53,360
Cash, end of period	$110,927	$229,741

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$51,308	$63,896

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$108,160	$212,160
Conversion of promissory notes to related parties	243,880	517,833
	$352,040	$729,993

The accompanying notes are an integral part of these consolidated condensed financial statements.

Coates International, Ltd.
Notes to Consolidated Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Coates International, Ltd. and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and quarterly report on Form 10-Q for the quarter ended March 31, 2012.

The Company incurred a net loss for the six months ended June 30, 2012 of ($2,888,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of June 30, 2012, the Company had an accumulated deficit of ($29,585,000) and had negative working capital of ($3,559,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been actively undertaking efforts to secure new sources of working capital.  During the six months ended June 30, 2012, the Company raised net new working capital of $725,000 consisting of proceeds of $255,000 from the sale of common stock to Dutchess Opportunity Fund II, LP, consideration received from the sale of common stock to the son of a director amounting to $225,000, proceeds from issuance of convertible promissory notes amounting to $137,000, proceeds from issuance of promissory notes to related parties, net of repayments of $98,000 and consideration received from  sale of common stock to one of our directors amounting to $10,000. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

For the six months ended June 30, 2012, the financial statements of the Company were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd., a wholly owned subsidiary which was formed in 2011. All significant intercompany transactions and accounts were eliminated in consolidation.

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

At June 30, 2012, the Company maintained cash balances with one financial institution. The current balances in the accounts at this institution are fully insured by the Federal Deposit Insurance Corporation.

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

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sublicensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“Gen Sets”) within the territories of Canada and the United States. As discussed in more detail in Note 5, at June 30, 2012, Almont owed the Company approximately $5.8 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s success in securing working capital financing and/or raising new equity capital. Almont has been unable to make substantial payments towards this balance due. Almont made a payment of $150,000 during the year ended December 31, 2011 and did not make any payments during the six months ended June 30, 2012.

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

At June 30, 2012, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $57,000. Amortization expense for the three months ended June 30, 2012 and 2011 amounted to $1,000 and $1,000, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 amounted to $2,000 and $2,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. Almont made a $150,000 nonrefundable payment to the Company to pay down the Release Payment during the year ended December 31, 2011. At June 30, 2012, the remaining balance of the Release Payment was $5,847,000. It is not likely that Almont will be able to make additional payments of the Release Payment unless it can raise new working capital and/or experience positive cash flow from its operations. This has delayed the Company’s plans to commence production of the Gen Sets.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement, with the following modifications:

●
At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $6 million. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. The Release Payment Date, as defined in the Escrow Agreement lapsed in March. The Company agreed to extend the Release Payment Date under the Escrow Agreement until March 2014 to compensate for the delay caused by the late delivery of Gen Sets. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
Almont also became obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. In any event, the entire $49 million licensing fee is required to be paid on or before February 19, 2014.  In July, the Company agreed to extend this date by two years to 2016 to compensate for the late delivery of gen sets.

Payment of the Release Payment is dependent on the Company starting up production to fulfill Almont’s orders. To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition will be adversely affected.

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, assumes the purchase of a substantial number of CSRV units over the next 5 years. Almont’s purchase of CSRV Units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Almont has projected that annual demand for Gen Sets could be as much as 11,000 units per year if the Company can achieve full scale production. We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a large scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

6.	NON-BINDING PRELIMINARY LETTER OF INTENT TO MERGE WITH S.W.T. IN CHINA

In May 2011, the Company entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expressed the mutual intent of the parties to exchange shares of common stock between the Company and S.W.T., a cash payment to the shareholders of S.W.T. and the issuance of shares of the Company's common stock to The Coates Trust in consideration of a CSRV technology license for China. The transaction would be subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, the Company determined that the risk of proceeding with this merger transaction as contemplated at that time was greater than anticipated. Accordingly, the Company will either continue to explore the possibility of restructuring the merger transaction or taking a simpler approach that would enable it to have access to the manufacturing capabilities of S.W.T. while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities. At this time, further discussions with S.W.T. are on hold until the management of S.W.T. can observe the CSRV system technology performing in the Canadian oil and gas fields.

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

In August 2011, the Company formed a new wholly-owned subsidiary, Coates Oklahoma Engine Manufacturing, Ltd., a Delaware corporation for the purpose of raising working capital and establishing manufacturing operations in the state of Oklahoma. At this time, it has not commenced operations and has only incurred minimal start up expenses. It had been working on opportunities to raise working capital, negotiating for a package of business and tax incentives with the State of Oklahoma and was searching for a suitable manufacturing facility within the State. The Company was approached with a more attractive proposal from another state and discontinued its business activities in Oklahoma. In July 2012, representatives from Oklahoma reached out to the Company indicating that they wanted to improve their incentive package. At this time, the Company is currently waiting for an update on the incentive package from the state of Oklahoma.

9.	LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years from WWE as a down payment on the Canadian License. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent in force at that date. Sublicensing fee revenue for the three months ended June 30, 2012 and 2011, amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the six months ended June 30, 2012 and 2011, amounted to $10,000 and $5,000, respectively.

10.	INVENTORY

Inventory at was comprised of the following:

	June 30, 2012	December 31, 2011

Raw materials	$448,000	$473,000
Work-in-process	50,000	65,000
Finished goods	-	-
Reserve for obsolescence	(151,000)	(151,000)
Total	$347,000	$387,000

11.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	June 30, 2012	December 31, 2011

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(700,000)	(676,000)
Total	$2,279,000	$2,303,000

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011

Legal and professional fees	$1,207,000	$1,004,000
Accrued compensation and benefits	156,000	156,000
Patent Maintenance	27,000	-
General and administrative expenses	100,000	111,000
Accrued interest expense	25,000	88,000
Total	$1,515,000	$1,359,000

13.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum. In June 2012, the Company renegotiated a further extension of the mortgage loan until July 2013. Interest expense for the three months ended June 30, 2012 and 2011 on this mortgage amounted to $30,000 and $31,000, respectively. Interest expense for the six months ended June 30, 2012 and 2011 on this mortgage amounted to $61,000 and $63,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at June 30, 2012, was $1,605,000.

The Company is required to make monthly payments totaling $16,000 over the mortgage loan extension period in connection with the extension. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of five million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan with the lender.

14.	PROMISSORY NOTES TO RELATED PARTIES

The Company has received proceeds from promissory notes issued from time to time to George J. Coates and has also made partial repayments of these promissory notes. At June 30, 2012, the outstanding balance of these notes amounted to $320,000. These notes are due on demand and bear interest at the rate of 17% per annum, compounded monthly. During the six months ended June 30, 2012 and 2011, $73,000 and $215,000, respectively of promissory notes were issued and $31,000 and $22,000, respectively, of these promissory notes were repaid. In June 2012, by mutual agreement accrued interest on these notes amounting to $54,000 was converted into 907,340 shares of common stock at a conversion price of $0.06 per share.

In 2011, the Company issued promissory notes to two of its directors with an aggregate principal balance of $170,000. In June 2012, by mutual agreement, $130,000 principal amount of these promissory notes were converted into 2,166,667 shares of common stock at a conversion price of $0.06 per share. These notes are due on demand and bear interest at the rate of 17% per annum, compounded monthly.

In the second quarter of 2012, the Company received cash proceeds of $66,000 from Bernadette Coates, the spouse of George J. Coates and issued promissory notes which are due on demand and bear interest at the rate of 17% per annum, compounded monthly. In June 2012, $10,000 principal amount of these notes was repaid.

For the three months ended June 30, 2012 and 2011, interest expense on all of these promissory notes amounted to $12,000 and $7,000, respectively. For the six months ended June 30, 2012 and 2011, interest expense on all of these promissory notes amounted to $33,000 and $29,000, respectively. At June 30, 2012, unpaid accrued interest on these promissory notes amounting to $7,000 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

15.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) in 2011 and 2012 with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Nominal Interest Rate	Maturity	Balance, June 30, 2012

February 2011	$33,000	8.00%	November 2011	$-
May 2011	100,000	8.00%	February 2012	-
July 2011	78,000	8.00%	April 2012	-
September 2011	52,000	8.00%	June 2012	-
October 2011	52,000	8.00%	July 2012	-
November 2011	52,000	8.00%	August 2012	-
January 2012	52,000	8.00%	October 2012	52,000
April 2012	43,000	8.00%	January 2013	42,500
June 2012	43,000	8.00%	March 2013	42,500
	$505,000			$137,000

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

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. The Company is also required to record additional unamortized discount to recognize the estimated value of the derivative liabilities arising from the convertible promissory notes. Accordingly, the Company recorded a total initial amount of unamortized discount on the Convertible Notes outstanding at June 30, 2012, of $120,000. For the three months ended June 30, 2012 and 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $49,000 and $64,000, respectively. For the six months ended June 30, 2012 and 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $166,000 and $146,000, respectively.

The total unamortized discount represented by the value of the BCF is being accreted over the six month period until the conversion of the convertible promissory notes into common stock is permitted. This resulted in an overall effective interest rate of 147%, 147%, 147%, 123%, 147%, 92%, 130%, 125% and 142% on the $33,000, $100,000, $78,000, $52,000, $52,000, $52,000, $52,000, $43,000 and $43,000 convertible notes, respectively. The remaining unamortized balance of this discount, which amounted to $76,000 at June 30, 2012, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $61,000. This net amount is presented in the accompanying consolidated balance sheet at June 30, 2012.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The Company initially recorded the estimated value of the embedded derivative liabilities related to the convertible promissory notes outstanding at June 30, 2012 of $17,000. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities, which were measured at their aggregate estimated fair value, based on Level 2 inputs, amounted to $253,000, at June 30, 2012. The (decrease) increase in the estimated fair value of the embedded derivative liabilities amounted to ($37,000) and ($73,000) for the three months ended June 30, 2012 and 2011, respectively. The (decrease) increase in the estimated fair value of the embedded derivative liabilities amounted to ($9,000) and ($56,000) for the six months ended June 30, 2012 and 2011, respectively. These amounts are included in the accompanying consolidated statements of operations as increase in estimated fair value of embedded derivative liabilities.

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

The 10% Convertible Note, which is held by one of the Company’s directors, is convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 22,222 shares of its common stock for conversion of this note.

17.	CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at June 30, 2012:

		Due Within
	Total	2012	2013

Mortgage loan payable	$1,605,000	$-	$1,605,000
Promissory notes to related parties	416,000	416,000
Deferred compensation	151,000	151,000
Convertible promissory notes	137,000	137,000
10% promissory note	10,000	10,000
Total	$2,319,000	$714,000	$1,605,000

18.	CAPITAL STOCK

Common Stock and Anti-dilution Rights

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

During the six months ended June 30, 2012 and 2011, the Company sold a total of 2,256,677 and -0- registered shares of its common stock, respectively, under an equity line of credit with Dutchess Opportunity Fund II, LP (“Dutchess”) and received proceeds of $255,000 and $-0-, respectively, which was used for working capital purposes. There were no offering costs related to the sale of these shares. In April 2012, the Company issued 500,000 shares of its common stock to Dutchess to be used to settle put options to be issued in the future under the equity line of credit. At June 30, 2012, 155,471 of these shares of common stock had not been used to settle put options. These shares are required to be returned to the Company at any time, upon request.

During the six months ended June 30, 2012, the Company sold a total of 2,733,133 restricted shares of its common stock and 416,667 warrants to purchase one share of its common stock at an exercise price of $0.12 per share, 666,666 warrants to purchase one share of its common stock at an exercise price of $0.09 per share, 544,583 warrants to purchase one share of its common stock at an exercise price of $0.07 per share, and 4,269,838 warrants to purchase one share of its common stock at an exercise price of $0.625 per share, in consideration for $200,000 received from the son of a director. During the six months ended June 30, 2012, the Company sold 190,185 restricted shares of its common stock valued at $25,000 in consideration for 185,185 tradable shares of its common stock received from this son of a director, which were used to pay for contractual services in lieu of a cash payment. During the six months ended June 30, 2011, the Company sold a total of 1,096,703 restricted shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share, and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $300,000 received from this son of a director.  These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the six months ended June 30, 2012, the Company sold 166,666 restricted shares of its common stock in consideration for $10,000 to one of its directors. During the six months ended June 30, 2011, the Company sold 200,000 restricted shares of its common stock in consideration for $50,000 to one of its directors. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the six months ended June 30, 2012, by mutual agreement, promissory notes in the principal amount of $130,000 held by two directors were converted into 2,166,667 restricted shares of common stock representing a conversion price per share of $0.06.

During the six months ended June 30, 2012, by mutual agreement accrued interest on promissory notes held by George J. Coates, amounting to $54,000 was converted into 907,340 restricted shares of common stock representing a conversion price per share of $0.06.

During the six months ended June 30, 2012, the Company issued 620,000 and 1,340,000 restricted shares of common stock to George J. Coates and two directors, respectively, in satisfaction of deferred compensation that was charged to expense in fiscal year 2011. Under the terms of this deferred compensation arrangement, the Company is obligated to pay the personal income taxes of the recipient of these shares of stock.

During the six months ended June 30, 2012, a total of $244,000 of convertible promissory notes including accrued interest thereon were converted by the holder into 4,171,925 restricted shares of the Company’s common stock. During the six months ended June 30, 2011, a total of $212,000 of convertible promissory notes including accrued interest thereon was converted by the holder into 1,674,961 restricted shares of the Company’s common stock.

A new anti-dilution program became effective as of January 1, 2012, pursuant to which George J. Coates, majority shareholder, is to be issued one restricted share of common stock of the Company for each new share issued to any person or entity that is not a member of the Coates family. For the six months ended June 30, 2012, pursuant to this anti-dilution arrangement, the Company issued 12,864,782 restricted shares of its common stock to George J. Coates and recorded stock-based compensation expense aggregating $1,266,000.

There were no other sales of, or conversions into, common stock during the six months ended June 30, 2012.

At June 30, 2012, Company had reserved 36,710,802 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

No new shares of Series A Preferred Stock were issued during the six months ended June 30, 2012. During the six months ended June 30, 2011, 4,986 shares of Series A Preferred Stock were issued to George J. Coates pursuant to an anti-dilution agreement then in effect and a compensatory award of 50,000 shares of Series A Preferred Stock were granted George J. Coates resulting in the right to 549,980,000 aggregate additional votes. Stock-based compensation amounting to $137,000 was charged to expense for these transactions. This anti-dilution agreement was terminated as of December 31, 2011.

Each issuance of shares of Series A Preferred Stock to George J. Coates did not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

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

During the six months ended June 30, 2012 and 2011, the Company sold 2,256,677 and $-0- registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $255,000 and $-0-, respectively. There were no offering costs related to, the sale of these shares.

20.	UNEARNED REVENUE

The Company has remaining non-refundable deposits amounting to $19,000 from Almont in connection with the future shipment of natural gas fueled electric power CSRV engine generators and a $10,000 refundable deposit related to the future potential issuance of a license for the CSRV technology. This amount is included in unearned revenue in the accompanying consolidated balance sheets at June 30, 2012 and 2011.

21.	LOSS PER SHARE

At June 30, 2012, the Company had 25,097,928 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested

Common stock options	5,607,000	0.0600	-	5,607,000
Common stock options	1,800,000	0.2400	-	1,800,000
Common stock options	2,000,000	0.2500	200,000	1,800,000
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	-	360,000
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	4,269,838	0.0625	N/A	N/A
Common stock warrants	544,583	0.0700	N/A	N/A
Common stock warrants	666,666	0.0900	N/A	N/A
Common stock warrants	416,667	0.1200	N/A	N/A
Common stock warrants	1,200,000	0.2500	N/A	N/A
Common stock warrants	833,333	0.2700	N/A	N/A
Common stock warrants	333,333	0.3000	N/A	N/A
Common stock warrants	153,846	0.3250	N/A	N/A
Common stock warrants	1,028,570	0.3500	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.4500	N/A	N/A
8% Convertible promissory notes	3,931,870	(1)	N/A	N/A
Total	25,097,928

(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at June 30, 2012, was $137,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to June 30, 2012.

At June 30, 2011, the Company had 6,294,264 shares of common stock potentially issuable upon assumed conversion.

For the six months ended June 30, 2012 and 2011, and for the three months ended June 30, 2012 and 2011, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

22.	STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by the Company’s shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee in any year under the Stock Plan shall not exceed 25% of the 12,500,000 total number of shares of common stock permitted to be granted under the Stock Plan.

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

During the six months ended June 30, 2012, stock options to purchase 3,792,000 shares of the Company’s common stock at an exercise price of $0.06 per share were granted to two of the Company’s directors. During the six months ended June 30, 2012 stock options to purchase 1,818,000 shares of the Company’s common stock at an exercise price of $0.06 per share were granted to George J. Coates. All of these stock options will vest in June 2013 and expire in 2027. The total estimated fair market value of stock options granted during the six months ended June 30, 2012 was $358,000. During the six months ended June 30, 2011, stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to one of the Company’s directors. These stock options vested in February 2012 and expire in 2026. The total estimated fair market value of stock options granted during the six months ended June 30, 2011 was $35,000.

During the six months ended June 30, 2012, 200,000 stock options with an exercise price of $0.25 per share became vested. During the six months ended June 30, 2011, no stock options became vested. The estimated fair value of 9,207,000 nonvested stock options at June 30, 2012 was $1,240,000. Total compensation cost related to nonvested stock options at June 30, 2012 that had not been recognized was $432,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately nine months.

For the three months ended June 30, 2012 and 2011, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $221,000 and $42,000, respectively. For the three months ended June 30, 2012 and 2011, $88,000 and $3,000, respectively, of this amount is included in research and development expenses, $-0- and $1,000, respectively, of this amount was allocated to work in process inventory and $132,000 and $38,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

For the six months ended June 30, 2012 and 2011, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $461,000 and $80,000, respectively. For the six months ended June 30, 2012 and 2011, $176,000 and $6,000, respectively, of this amount is included in research and development expenses, $-0- and $3,000, respectively, of this amount was allocated to work in process inventory and $285,000 and $71,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant

Balance, 1/1/12	$0.25 -1.00	6,090,000	12	2,290,000	$0.32	$0.28
Stock options granted	0.06	5,607,000	15	-	0.06	0.06
Vested	0.25		11	200,000	0.25	0.17
Balance, 6/30/12	$0.06 -1.00	11,697,000	12	2,490,000	$0.19	$0.18

No stock options were exercised, forfeited or expired during the six months ended June 30, 2012.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139-180%
●	Risk-free interest rate	0.21%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00%

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

Deferred tax assets increased by $425,000 and decreased by ($8,000) for the three months ended June 30, 2012 and 2011, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

Deferred tax assets increased by $1,042,000 and decreased by ($450,000) for the six months ended June 30, 2012 and 2011, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2012 and 2011.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2011, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the six months ended June 30, 2012 and 2011, there were no penalties or interest related to the Company’s income tax returns.

24.	RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

George J. Coates	$953,000	$208,000	$1,631,000	$273,000
Gregory Coates	149,000	44,000	302,000	87,000
Bernadette Coates	17,000	20,000	38,000	40,000

Included in compensation paid to George J. Coates during the three months ended June 30, 2012 is $764,000 of stock-based compensation expense representing the estimated fair value of 9,226,216 shares of common stock issued to George J. Coates pursuant to an anti-dilution agreement in effect and $113,000 representing stock-based compensation expense for stock options. Included in compensation to George J. Coates during the three months ended June 30, 2011 is $137,000 representing the estimated fair value of 4,986 shares of Series A Preferred Stock awarded pursuant to an anti-dilution agreement in effect and a compensatory award of 50,000 shares of Series A Preferred Stock. Also included is $14,000 representing stock-based compensation expense for stock options.

Included in compensation paid to Gregory Coates for the three months ended June 30, 2012, is $108,000 representing stock-based compensation expense for stock options. There was no stock-based compensation expense for Gregory Coates during the three months ended June 30, 2011.

Included in compensation paid to George J. Coates during the six months ended June 30, 2012 is $1,266,000 of stock-based compensation expense representing the estimated fair value of 12,884,782 shares of common stock issued to George J. Coates pursuant to an anti-dilution agreement in effect and $225,000 representing stock-based compensation expense for stock options. Included in compensation to George J. Coates during the six months ended June 30, 2011 is $137,000 representing the estimated fair value of 4,986 shares of Series A Preferred Stock awarded pursuant to an anti-dilution agreement in effect and a compensatory award of 50,000 shares of Series A Preferred Stock. Also included is $29,000 representing stock-based compensation expense for stock options.

Included in compensation paid to Gregory Coates for the six months ended June 30, 2012, is $216,000 representing stock-based compensation expense for stock options. There was no stock-based compensation expense for Gregory Coates during the six months ended June 30, 2011.

Promissory Notes to Related Parties

During the six months ended June 30, 2012 and 2011, $73,000 and $214,000, respectively of promissory notes due to George J. Coates were issued and $31,000 and $22,000, respectively, of promissory notes due to George J. Coates were repaid.

During the six months ended June 30, 2012 and 2011, $66,000 and $12,000, respectively of promissory notes due to Bernadette Coates, spouse of George J. Coates were issued and $10,000 and $-0-, respectively, of promissory notes due to Bernadette Coates were repaid.

In June 2012, by mutual agreement, accrued interest on promissory notes due to George J. Coates amounting to $54,000 was converted into 907,340 shares of common stock at a conversion price of $0.06 per share.

In June 2012, by mutual agreement, $130,000 principal amount of promissory notes due to two of the Company's directors were converted into 2,166,667 shares of common stock at a conversion price of $0.06 per share.

For the three months ended June 30, 2012 and 2011, interest expense on promissory notes due to George J. Coates, Bernadette Coates, spouse of George J. Coates and two of the Company’s directors aggregated $12,000 and $7,000, respectively.

For the six months ended June 30, 2012 and 2011, interest expense on promissory notes due to George J. Coates, Bernadette Coates, spouse of George J. Coates and two of the Company’s directors aggregated $33,000 and $29,000, respectively.

Other

During the three months ended June 30, 2012 and 2011, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $12,000 and $37,000, respectively.

During the six months ended June 30, 2012 and 2011, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $35,000 and $53,000, respectively.

During the six months ended June 30, 2012, the Company sold 2,733,133 restricted shares of its common stock and 416,667 warrants to purchase one share of its common stock at an exercise price of $0.12 per share, 666,666 warrants to purchase one share of its common stock at an exercise price of $0.09 per share, 544,583 warrants to purchase one share of its common stock at an exercise price of $0.07 per share, and 4,269,838 warrants to purchase one share of its common stock at an exercise price of $0.0625 per share, in consideration for $200,000 received from the son of a director. During the six months ended June 30, 2012, the Company sold 190,185 restricted shares of its common stock in consideration for 185,185 tradable shares of its common stock valued at $25,000 received from this son of a director, which were used to pay for contractual services in lieu of a cash payment. During the six months ended June 30, 2011, the Company sold 600,000 restricted shares of its common stock and 600,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $150,000 received from this son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the six months ended June 30, 2012, the Company sold 166,666 restricted shares of its common stock in consideration for $10,000 to one of its directors. During the six months ended June 30, 2011, the Company sold 200,000 restricted shares of its common stock in consideration for $50,000 to one of its directors. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

25.	LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities in order to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. The Company filed a new motion for summary judgment contending that based on its corporate by-laws, Mr. Goldsmith’s employment contract required approval by the board of directors which was never given. Goldsmith filed a cross-motion for summary judgment. Both of these motions were denied by the court in December 2011. Trial is currently scheduled for September 10, 2012 The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

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

Convertible Promissory Note

In August 2012, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in May 2013 and received cash proceeds of $41,000, net of financing costs of $2,000. This note contains the same terms and conditions as the previous convertible promissory notes more fully discussed in Note 15.

Conversion of Convertible Promissory Note

In July 2012, a $44,000 convertible promissory note, including accrued interest thereon was converted by the holder into 1,459,003 unregistered shares of the Company’s common stock.

Promissory Notes to Related Parties

Subsequent to June 30, 2012, the Company issued an additional 17% promissory note to Bernadette Coates and received proceeds therefrom of $10,000. Mr. and Mrs. Coates have made loans to the Company from time to time for working capital purposes but they are not obligated to continue to do so in the future.

Sale of Common Stock and Warrants

Subsequent to June 30, 2012, the Company sold 250,000 shares of its common stock and 500,000 warrants to purchase one share of its common stock at an exercise price of $0.06 per share in consideration for $15,000 received from the son of a director. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

Issuance of Common Stock for Anti-dilution

Subsequent to June 30, 2012, the Company issued 1,739,003 shares of its common stock to George J. Coates pursuant to an anti-dilution agreement in effect and recorded related stock-based compensation expense of $125,000.

Shares of Common Stock Sold to Dutchess Opportunity Fund II, LP

Subsequent to June 30, 2012, the Company sold 60,500 registered shares of its common stock to Dutchess and received cash proceeds of $4,000.

Formation of New Majority Owned Subsidiary

In July 2012, a new company was formed to operate as the manufacturing entity for CSRV system technology products. The Company is in the process of selecting a location, where it intends to acquire a production facility to enable the Company to commence manufacturing operations. It will be necessary to raise substantial additional working capital in conjunction therewith. The Company controls approximately 80% of the voting stock and shares in 67% of the profits and losses of this new entity, the operating results of which will be consolidated with the Company’s in the future, for financial reporting purposes.

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

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in securing new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing capacity and quality of the labor pool for such large scale manufacturing. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. We are continuing our testing of a CSRV Gen Set to which the changes needed to resolve this problem have been applied. As soon as we raise sufficient working capital in excess of our fixed expenses and current obligations, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. We intend to manufacture engines and/or license the CSRV system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple applications and uses.

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

We may also conduct new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications. We believe the CSRV system technology has wide applicability to all types of products powered by internal combustion engines.

Initially, we intend to sell the CSRV Gen Sets to Almont Energy, Inc. (“Almont”), the successor in interest to Well to Wire Energy, Inc. (“WWE”) with respect to (i) a sublicense agreement covering the territory of Canada; and, (ii) certain rights to a sublicense covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. The business plan of Almont assumes the purchase of a substantial number of CSRV Gen Sets over a 5-year period commencing upon our ramp up of production to fulfill their orders. Almont’s purchase of CSRV Gen Sets from us will be made by way of standard purchase orders, issued based on market and customer demand. Almont has projected that annual demand for Gen Sets could be as much as 11,000 units per year if the Company can achieve full scale production. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

Non-binding Preliminary Letter of Intent to Merge with S.W.T. in China

In May 2011, we entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China and The Coates Trust. The letter expressed the mutual intent of the parties to exchange shares of common stock between us and S.W.T., make a cash payment to the shareholders of S.W.T. and issue shares of our common stock to The Coates Trust in consideration for a CSRV technology license for China. The transaction would be subject to required governmental approvals and a number of other prerequisite conditions. In September 2011, we determined that the risk of proceeding with this merger transaction as contemplated at that time, was greater than anticipated. Accordingly, we will either continue to explore the possibility of restructuring the merger transaction or taking a simpler approach that would enable us to have access to the manufacturing capabilities of S.W.T., while affording both companies the opportunity to benefit from CSRV system technology related manufacturing activities. At this time, further discussions with S.W.T. are on hold until the management of S.W.T. can observe the CSRV system technology performing in the Canadian oil and gas fields.

Coates Oklahoma Engine Manufacturing, Ltd.

In 2011, we formed a new wholly-owned subsidiary, Coates Oklahoma Engine Manufacturing, Ltd., a Delaware corporation for the purpose of raising working capital and establishing manufacturing operations in the state of Oklahoma. At this time, it has not commenced operations and has only incurred minimal start up expenses. Discussions with representatives of the State of Oklahoma are currently on hold as they consider our request to provide us with start-up working capital to enable us to commence production.

Sublicense Agreements with Almont Energy, Inc.

In January 2010, we consented to the assignment of our sublicensing agreement with WWE to Almont. This sublicense agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines to be fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The Canadian Sublicense provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made upon execution. A separate research and development agreement provided a $5,000,000 fee payable to us in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed, written agreement. To date, we have been paid a total of $5,153,000 by WWE and Almont under these agreements. Additional provisions of the Canadian License agreement are as follows:

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

In connection with the assignment of the Canadian and US License from WWE to Almont, we waived all events of default by WWE under the Escrow Agreement in existence and extended the date by which the entire Release Payment must be paid (the “Release Payment Due Date”), which lapsed in March 2012. We have agreed to extend the Release Payment Date under the Escrow Agreement until March 2014 to compensate for the delay caused by the late delivery of Gen Sets. Almont is required to remit to us 60% of any and all proceeds from funds raised from any equity, debt or lending transactions, exclusive of equipment financing transactions, until the Release Payment is paid in full. Payment of the Release Payment is dependent on us starting up production to fulfill Almont’s orders.

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

The remaining balance of the US License fee of $49 million is payable in quarterly installments in an amount equal to 5% of Almont’s prior quarter net profits. In any event, the entire balance of the licensing fee must be paid in full on or before February 19, 2016. In July, this date was extended by two years to compensate for the late delivery of Gen Sets.

Acceleration of the balance of the licensing fee payments shall be required in the event that Almont completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if Almont raises $100 million or more from such offerings.

Significant Estimates

The preparation of our financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates during 2011, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations – Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011 (All amounts rounded to thousands of dollars)

There were no sales for the three months ended June 30, 2012. For the three months ended June 30, 2011, sales amounted to $125,000 arising from the sale of a CSRV natural gas powered industrial electric power Gen Set to Almont. Gross margin on this sale after cost of sales of $65,000 amounted to $60,000.

There were no revenues from research and development for the three months ended June 30, 2012. Revenues from research and development for the three months ended June 30, 2011, amounted to $150,000.

Sublicensing fee revenue for the three months ended June 30, 2012 and 2011, amounted to $5,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses were $136,000 and $55,000 for the three months ended June 30, 2012 and 2011, respectively. Included in research and development expenses for the three months ended June 30, 2012 and 2011 were $47,000 and $25,000, respectively, of allocated compensation and benefits and $88,000 and $3,000, respectively, of allocated stock-based compensation expense. Also, included in research and development expenses were $1,000 and $27,000, respectively, of parts and materials.

General and administrative expenses increased to $1,210,000 for the three months ended June 30, 2012 from $515,000 in the corresponding period in 2011. This net increase of $695,000 primarily resulted from the following: An increase in non-cash stock-based compensation expense of $720,000 which primarily resulted from the issuance of restricted shares of common stock pursuant to an anti-dilution agreement which became effective January 1, 2012, an increase in patent maintenance costs of $29,000, an increase in legal and professional fees of $17,000, an increase in insurance expenses of $7,000, an increase in printing costs of $6,000, an increase in offering costs of $3,000 and a net increase in other general and administrative expenses of $3,000, offset by a decrease in compensation and benefits of ($37,000), a decrease in travel and entertainment of ($17,000), a decrease in financing costs of ($12,000), a decrease in office expenses of ($8,000), a decrease in regulatory filing costs of ($7,000), a decrease in marketing expenses of ($6,000) and a decrease in utilities costs of ($3,000).

Depreciation and amortization decreased by $8,000 to $12,000 for the three months ended June 30, 2012 from $19,000 for the three months ended June 30, 2011.

Other operating income (expense) for the three months ended June 30, 2012, consisted of an increase in the fair value of embedded derivative liabilities amounting to $37,000, compared to an increase in the fair value of embedded derivative liabilities amounting to $56,000 for the three months ended June 30, 2011, in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $99,000 for the three months ended June 30, 2012, a decrease of $6,000 from interest expense, net of $105,000 incurred in the comparable 2011 period.

The change in deferred tax assets for the three months ended June 30, 2012 and 2011 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses of ($1,489,000) and ($536,000) for the three months ended June 30, 2012 and 2011, respectively.

Results of Operations – Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011 (All amounts rounded to thousands of dollars)

There were no sales for the six months ended June 30, 2012. For the six months ended June 30, 2011, sales amounted to $125,000 arising from the sale of a CSRV natural gas powered industrial electric power Gen Set to Almont. Gross margin on this sale after cost of sales of $65,000 amounted to $60,000.

There were no revenues from research and development for the six months ended June 30, 2012. Revenues from research and development for the six months ended June 30, 2011, amounted to $150,000.

Sublicensing fee revenue for the six months ended June 30, 2012 and 2011, amounted to $10,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses were $322,000 and $76,000 for the six months ended June 30, 2012 and 2011, respectively. Included in research and development expenses for the six months ended June 30, 2012 and 2011 were $101,000 and $50,000, respectively, of allocated compensation and benefits and $176,000 and $6,000, respectively, of allocated stock-based compensation expense. Also, included in research and development expenses were $45,000 and $20,000, respectively, of parts and materials.

General and administrative expenses increased to $2,265,000 for the six months ended June 30, 2012 from $865,000 in the corresponding period in 2011. This net increase of $1,400,000 primarily resulted from the following: An increase in non-cash stock-based compensation expense of $1,342,000 which resulted from the issuance of restricted shares of common stock pursuant to an anti-dilution agreement which became effective January 1, 2012, an increase in legal and professional fees of $57,000, an increase in investor relations expense of $47,000, an increase in patent maintenance costs of $26,000 an increase in insurance expense of $11,000, an increase in offering costs of $5,000, an increase in dues and subscriptions of $3,000, an increase in miscellaneous taxes of $3,000 and an increase in tools of $3,000, offset by a decrease in compensation and benefits of ($42,000), a decrease in travel and entertainment of ($16,000), a decrease in marketing costs of ($12,000), a decrease in office expenses of ($11,000), a decrease in regulatory filing costs of ($7,000), a decrease in utilities expense of ($5,000) and a net decrease in other general and administrative expenses of ($4,000).

Depreciation and amortization decreased by $9,000 to $27,000 for the six months ended June 30, 2012 from $36,000 for the six months ended June 30, 2011.

Other operating income (expense) for the six months ended June 30, 2012, consisted of an increase in the fair value of embedded derivative liabilities amounting to $9,000, compared to an increase in the fair value of embedded derivative liabilities amounting to $73,000 for the six months ended June 30, 2011, in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $276,000 for the six months ended June 30, 2012, an increase of $31,000 from interest expense, net of $245,000 incurred in the comparable 2011 period.

The change in deferred tax assets for the six months ended June 30, 2012 and 2011 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses of ($2,888,000) and ($1,079,000) for the six months ended June 30, 2012 and 2011, respectively. This included non-cash expenses, net of non-cash revenues, of $1,983,000 and $442,000 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at June 30, 2012 was $111,000, an increase of $58,000 from the cash position of $53,000 at December 31, 2011. We had negative working capital of ($3,559,000) at June 30, 2012 which represents a $194,000 improvement from the ($3,753,000) of negative working capital at December 31, 2011. Current liabilities of $4,039,000 at June 30, 2012, decreased by $189,000 from the $4,228,000 balance at December 31, 2011. Current liabilities are primarily comprised of a mortgage loan in the amount of $1,605,000, accounts payable and accrued liabilities of $1,515,000, promissory notes to related parties totaling $416,000, embedded derivative liabilities related to convertible promissory notes of $253,000, deferred compensation payable of $151,000, net carrying value of convertible promissory notes of $70,000 and unearned revenue of $29,000.

Operating activities utilized cash of ($642,000) during the six months ended June 30, 2012, which primarily consisted of a net loss for the period of ($2,888,000), decreased by non-cash stock-based compensation expense of $1,728,000, non-cash interest expense of $224,000, depreciation and amortization of $27,000 and non-cash financing costs of $5,000, a non-cash decrease of $8,000 in the fair value of the embedded liabilities related to convertible promissory notes and increased by non-cash sublicensing revenues of ($10,000). In addition, we realized net additional operating cash of $262,000 from a net increase in accounts payable and accrued liabilities of $211,000, a net reduction in inventory of $41,000 and a reduction in deferred offering costs and other assets of $14,000, offset by an increase in receivables of ($2,000).

There were no investing activities for the six months ended June 30, 2012.

Financing activities generated net cash of $700,000 for the six months ended June 30, 2012, consisting of proceeds from issuance of common stock of $490,000, issuance of convertible notes amounting to $137,000 and issuance of promissory notes to related parties, net of repayments amounting to $98,000, offset by a $25,000 partial repayment of the principal amount of a mortgage loan.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives as we are entering the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. Various potential sources of such additional working capital are anticipated to come from one or more of the following: sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit, sales and shipments of natural gas-fueled industrial electric power CSRV Gen Sets to Almont, cash flows from payments by Almont under the escrow agreement, additional issuances of convertible promissory notes, issuances of promissory notes to related parties and private sales of common stock and common stock warrants. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to carry out our current business plans.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2012 (rounded to thousands of dollars):

		Due Within
	Total	2012	2013

Mortgage loan payable	$1,605,000	$-	$1,605,000
Promissory notes to related parties	416,000	416,000
Deferred compensation	151,000	151,000
Convertible promissory notes	137,000	137,000
10% promissory note	10,000	10,000
Total	$2,319,000	$714,000	$1,605,000

Total non-cash compensation cost related to nonvested stock options at June 30, 2012 that has not been recognized was approximately $432,000. This non-cash stock-based compensation expense will be recognized in the future over a remaining weighted average period of approximately nine months.

Plan of Operation

We have completed development of the CSRV system technology-based generator engine and are prepared to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont, the successor in interest to Well to Wire Energy, Inc. (“WWE”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010 and another such generator was shipped in 2011. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition.

As soon as we raise sufficient working capital in excess of our fixed expenses and current obligations, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont has projected that annual demand for Gen Sets could be as much as 11,000 units per year if the Company can achieve full scale production..We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the engine generator in the two following ways:

●
Assembly – to develop assembly lines within owned manufacturing facilities. We intend to initially commence production of CSRV Units on a small scale. This will enable us to prove our concept for the CSRV system technology and we expect this will lead to substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We in the process of identifying a high capacity manufacturing plant in an appropriate location. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures.

●	Licensing the CSRV system technology to Original Equipment Manufacturers (“OEM’s”) – to take advantage of third party manufacturers’ production capacity and resources by entering into OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying consolidated financial statements, we incurred a net loss for the six months ended June 30, 2012 of ($2,888,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of June 30, 2012, we had accumulated losses of ($29,585,000) and had negative working capital of ($3,559,000). The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2011 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2012, an aggregate of $104,000 principal amount of a convertible promissory notes, plus interest thereon amounting $4,160, were converted by the holder into 2,445,221 unregistered shares of our common stock.

In the second quarter of 2012, we sold 2,733,133 restricted shares of our common stock, 416,667 common stock warrants to purchase one share of our common stock at an exercise price of $0.12 per share, 666,666 common stock warrants to purchase one share of our common stock at an exercise price of $0.09 per share, 544,583 common stock warrants to purchase one share of our common stock at an exercise price of $0.07 per share and 4,269,838 common stock warrants to purchase one share of our common stock at an exercise price of $0.0625 per share in consideration for $200,000 received from the son of a director.

In the second quarter of 2012, we sold 166,666 restricted shares of our common stock in consideration for $10,000 to one of our directors.

In the second quarter of 2012, we issued an $85,000 principal amount, 8% convertible promissory note and received net proceeds of $81,000, net of financing costs of $4,000. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

In the second quarter of 2012, we issued 620,000 restricted shares of our common stock to George J. Coates and 1,340,000 restricted shares of our common stock to two of our directors representing deferred compensation that was previously charged to stock-based compensation expense in 2011.

In the second quarter of 2012, we issued 9,226,216 restricted shares of common stock to George J. Coates pursuant to an anti-dilution agreement.

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

COATES INTERNATIONAL, LTD.

Date: August 13, 2012	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: August 13, 2012	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer