Form 10-Q
period 2012-09-30
COATES INTERNATIONAL LTD \DE\
filed 2012-11-21
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-33155

COATES INTERNATIONAL, LTD.
(Exact name of registrant as specified in its charter)

Delaware	22-2925432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719
(Address of principal executive offices) (Zip Code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 12, 2012, 322,717,738 shares of the Registrant’s common stock, par value $0.001 per share were issued and outstanding.

COATES INTERNATIONAL, LTD.
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2012

This quarterly report was initially required to be filed by November 14, 2012. The Securities and Exchange Commission issued Release No. 68224 under the Securities Exchange Act of 1934 which was intended to provide relief to public companies affected by the super storm known as Hurricane Sandy. This release extended the date for timely filing of this quarterly report to November 21, 2012 for companies that experienced disruption to their business from this storm. Therefore, this quarterly report has been filed on a timely basis.  A total disruption to our business and operations resulted from the storm which made landfall on October 30, 2012 in Monmouth County, New Jersey where the Company’s headquarters are located. This included complete loss of electrical power and communications systems, among other things for almost eight consecutive days. Our employees also experienced a complete loss of electrical power and communications systems. Although we experienced this extended business interruption, our headquarters facility did not sustain any damage.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Coates International, Ltd.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash	$16,115	$52,955
Inventory, net	347,085	387,483
Deferred offering costs	13,769	33,969
Total Current Assets	376,969	474,407
Property, plant and equipment, net	2,257,531	2,303,073
Deferred licensing costs, net	56,370	59,583
Total Assets	$2,690,870	$2,837,063

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,585,228	$1,304,309
Mortgage loan payable	1,590,000	1,630,000
Deferred stock-based compensation payable	150,600	451,800
Promissory notes to related parties	471,195	447,440
Convertible promissory notes, net of unamortized discount	55,758	111,775
Derivative liability related to convertible promissory notes	281,074	243,306
Unearned revenue	29,124	29,124
10% Convertible note	10,000	10,000
Total Current Liabilities	4,172,979	4,227,754
License deposits	346,200	360,600
Total Liabilities	4,519,179	4,588,354

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 72,883 shares issued and outstanding at September 30, 2012 and December 31, 2011.	73	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 317,084,135 and 284,127,846 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	31,708	28,413
Additional paid-in capital	28,529,025	24,917,261
Accumulated deficit	(30,389,115)	(26,697,038)
Total Stockholders' Deficiency	(1,828,309)	(1,751,291)
Total Liabilities and Stockholders' Deficiency	$2,690,870	$2,837,063

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$-	$-	$-	$125,000
Costs of Goods Sold	-	-	-	65,446
Gross Margin	-	-	-	59,554
Revenue from research and development	-	-	-	150,000
Sublicensing fee revenue	4,800	4,800	14,400	9,600
Total Revenues	4,800	4,800	14,400	219,154
Expenses:
Research and development costs	94,021	95,879	415,879	171,694
General and administrative expenses	571,213	369,368	2,835,691	1,233,988
Depreciation and amortization	22,173	17,101	48,754	52,827
	687,407	482,348	3,300,324	1,458,509
	(682,607)	(477,548)	(3,285,924)	(1,239,355)
Other Operating Expense:
Decrease (increase) in estimated fair value of embedded derivative liabilities	(17,151)	(208,357)	(25,960)	(281,504)
Loss from Operations	(699,758)	(685,905)	(3,311,884)	(1,520,859)
Interest expense, net	104,477	124,870	380,193	369,364
Loss Before Income Taxes	(804,235)	(810,775)	(3,692,077)	(1,890,223)
Provision for income taxes	-	-	-	-
Net Loss	$(804,235)	$(810,775)	$(3,692,077)	$(1,890,223)

Basic net loss per share	$-	$-	$(0.01)	$(0.01)
Basic weighted average shares outstanding	314,543,467	282,741,138	299,894,284	280,245,143
Diluted net loss per share	$-	$-	$(0.01)	$(0.01)
Diluted weighted average shares outstanding	314,543,467	282,741,138	299,894,284	280,245,143

The accompanying notes are an integral part of these consolidated financial statements.

Coates International Ltd.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2012	2011

Net Cash Flows Used in Operating Activities	$(906,317)	$(1,013,211)

Net Cash Used in Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	543,722	575,000
Issuance of convertible promissory notes	212,000	263,000
Issuance of promissory notes to related parties	194,255	278,594
Repayment of promissory notes to related party	(40,500)	(142,692)
Release from Interest reserve	-	60,000
Repayment of Mortgage Loan	(40,000)	(65,000)
Net Cash Provided by Financing Activities	869,477	968,902

Net Increase in Cash	(36,840)	(44,309)
Cash, beginning of period	52,955	53,360
Cash, end of period	$16,115	$9,051

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$81,976	$107,097

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$297,960	$245,960
Conversion of promissory notes to related parties	184,471	517,833
	$482,431	$763,793

The accompanying notes are an integral part of these consolidated condensed financial statements.

Coates International, Ltd.
Notes to Consolidated Financial Statements
(All amounts rounded to thousands of dollars)
(Unaudited)

1.	TIMELINESS OF FILING AND BASIS OF PRESENTATION

This quarterly report was initially required to be filed by November 14, 2012. However, the Securities and Exchange Commission issued Release No. 68224 under the Securities Exchange Act of 1934 which was intended to provide relief to public companies affected by the super storm known as Hurricane Sandy. This release extended the date for timely filing of this quarterly report to November 21, 2012 for companies that experienced disruption to their business from this storm. Therefore, this quarterly report has been filed on a timely basis.  A total disruption to the Company’s business and operations resulted from the storm which made landfall on October 30, 2012 in Monmouth County, New Jersey where the Company’s headquarters are located. This included complete loss of electrical power and communications systems, among other things for almost eight consecutive days. The Company’s employees also experienced a complete loss of electrical power and communications systems. Although the Company experienced this extended business interruption, its headquarters facility did not sustain any damage.

The accompanying unaudited consolidated financial statements of Coates International, Ltd. and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and quarterly reports on Form 10-Q for the quarters ended June 30 and March 31, 2012.

The Company incurred a net loss for the nine months ended September 30, 2012 of ($3,692,000), and has incurred substantial net losses since inception while engaging primarily in research and development. As of September 30, 2012, the Company had an accumulated deficit of ($30,389,000) and had negative working capital of ($3,796,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been actively undertaking efforts to secure new sources of working capital.  During the nine months ended September 30, 2012, the Company raised net new working capital of $935,000 consisting of proceeds of $259,000 from the sale of common stock to Dutchess Opportunity Fund II, LP, consideration received from the sale of common stock and common stock warrants to the son of a director amounting to $300,000, proceeds from issuance of convertible promissory notes amounting to $212,000, proceeds from issuance of promissory notes to related parties, net of repayments of $154,000 and consideration received from  sale of common stock to one of our directors amounting to $10,000. The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

For the nine months ended September 30, 2012, the financial statements of the Company were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd., a wholly owned subsidiary which was formed in 2011. All significant intercompany transactions and accounts were eliminated in consolidation.

Net Loss per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income (loss) per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP for interim financial information and rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining a value for the Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, determining the amount of discount on convertible promissory notes, measuring the estimated fair value of embedded derivative liabilities related to convertible promissory notes outstanding, assigning useful lives to property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, determining the amount of the allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading volatility factor for the Company’s common stock in order to estimate the fair value of stock options on the date of grant.

3.	CONCENTRATIONS OF CREDIT AND BUSINESS RISK

At September 30, 2012, the Company maintained cash balances with one financial institution. The current balances in the accounts at this institution are fully insured by the Federal Deposit Insurance Corporation.

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

The Company is highly dependent on Almont Energy, Inc. (“Almont”) for cash flows, revenues and profits from a research and development agreement and exclusive sublicensing agreements covering sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“Gen Sets”) within the territories of Canada and the United States. As discussed in more detail in Note 5, at September 30, 2012, Almont owed the Company approximately $5.8 million dollars due under the research and development, sublicensing and escrow agreements.  Payment of this balance is dependent on Almont’s success in securing working capital financing and/or raising new equity capital. Almont has been unable to make substantial payments towards this balance due. Almont did not make any payments during the nine months ended September 30, 2012 and made a payment of $150,000 during the nine months ended September, 2011.

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

At September 30, 2012, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $56,000. Amortization expense for the three months ended September 30, 2012 and 2011 amounted to $1,000 and $1,000, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 amounted to $3,000 and $3,000, respectively.

5.	AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

Almont Energy Inc. (“Almont”), a privately held, independent third-party entity based in Alberta, Canada is the assignee of a sublicense which provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). Almont is also the assignee of a separate research and development agreement (“R&D Agreement”) which requires that Almont pay the remaining balance of an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The R&D Agreement had not been reduced to the form of a signed, written agreement.

Almont is also the assignee of an escrow agreement (the “Escrow Agreement”) that provides conditional rights to a second sublicense agreement from the Company for the territory of the United States (the “US License”). The US License has been deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee of $50 million.

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. Almont made a $150,000 nonrefundable payment to the Company to pay down the Release Payment during the nine months ended September 30, 2011. At September 30, 2012, the remaining balance of the Release Payment was $5,847,000. It is not likely that Almont will be able to make additional payments of the Release Payment unless it can raise new working capital and/or experience positive cash flow from its operations. This has delayed the Company’s plans to commence production of the Gen Sets.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the Escrow Agreement, with the following modifications:

●
At the time of the assignment, the remaining unpaid balance of the Release Payment was approximately $6 million. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. The Release Payment Date, as defined in the Escrow Agreement lapsed in March 2012. The Company agreed to extend the Release Payment Date under the Escrow Agreement until March 2014 to compensate for the delay caused by the late delivery of Gen Sets. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
Almont also became obligated to pay the $49 million portion of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire the US License fee is paid in full. In any event, the $49 million portion of the licensing fee is required to be paid on or before February 19, 2014.  In July, the Company agreed to extend this date by two years to 2016 to compensate for the late delivery of Gen Sets.

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
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  The Company has temporarily waived this provision due to the delay in delivery of Gen Sets.  In the event Sublicensee fails to purchase the minimum 120 CSRV generator engines during any year, Sublicensee will automatically lose its exclusivity. In such a case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV generator engines in the territory of Canada. Until otherwise agreed between the parties, the price per generator shall be $159,000. The Company has agreed to adjust the price per generator accordingly to consider the savings, if any, realized from economies of scale inherent in high volume production of the CSRV units.

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, assumes the purchase of a substantial number of CSRV units over the next 5 years. Almont’s purchase of CSRV Units from the Company will be made by way of standard purchase orders, issued based on market and customer demand. Almont has projected that annual demand for Gen Sets could be as much as 11,000 units if the Company can achieve full scale production. We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a large scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

8.	MANUFACTURING SUBSIDIARIES

The Company formed a wholly-owned manufacturing subsidiary in 2011 with the intent to establish manufacturing operations within the State of Oklahoma. This subsidiary has been inactive as discussions with the state for a package of business and tax incentives are on hold.  The Company formed another manufacturing subsidiary in 2012 with the intent to establish manufacturing operations within another state. The Company owns approximately 66% of this subsidiary. It has been inactive pending the outcome of discussions with this state for a package of business and tax incentives intended to induce the Company to establish its manufacturing operations within this state. The Company is precluded from disclosing the name of this state, until discussions are concluded, by a confidentiality agreement.

9.	LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years from WWE as a down payment on the Canadian License. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximately 16-year remaining life of the last CSRV technology patent in force at that date. Sublicensing fee revenue for the three months ended September 30, 2012 and 2011, amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2012 and 2011, amounted to $14,000 and $10,000, respectively.

10.	INVENTORY

Inventory was comprised of the following:

	September 30, 2012	December 31, 2011
Raw materials	$444,000	$473,000
Work-in-process	54,000	65,000
Finished goods	-	-
Reserve for obsolescence	(151,000)	(151,000)
Total	$347,000	$387,000

11.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	September 30, 2012	December 31, 2011
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(721,000)	(676,000)
Total	$2,258,000	$2,303,000

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Legal and professional fees	$1,248,000	$1,004,000
Accrued compensation and benefits	164,000	156,000
General and administrative expenses	118,000	111,000
Patent Maintenance	22,000	-
Accrued interest expense	25,000	88,000
Total	$1,577,000	$1,359,000

13.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum. In June 2012, the Company negotiated a further extension of the mortgage loan from July 2012 to July 2013 on the same terms and conditions. Interest expense for the three months ended September 30, 2012 and 2011 on this mortgage amounted to $31,000 and $32,000, respectively. Interest expense for the nine months ended September 30, 2012 and 2011 on this mortgage amounted to $92,000 and $95,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining outstanding principal balance at September 30, 2012, was $1,590,000.

The Company is required to make monthly payments totaling $16,000 over the mortgage loan extension period comprising the mortgage extension fee. The loan is collateralized by a security interest in all of the Company’s assets, the pledge of five million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender. Up to $500,000 of the principal balance of the mortgage loan may be prepaid each year without penalty. A prepayment penalty of 2% of the outstanding loan amount would be imposed if the loan is repaid in full at or before maturity unless such prepayment funds are obtained from a permanent mortgage loan with the lender.

14.	PROMISSORY NOTES TO RELATED PARTIES

The Company has received proceeds from promissory notes issued from time to time to George J. Coates and has also made partial repayments of these promissory notes. At September 30, 2012, the outstanding balance of these notes amounted to $365,000. These notes are due on demand and bear interest at the rate of 17% per annum, compounded monthly. During the nine months ended September 30, 2012 and 2011, $118,000 and $267,000, respectively of promissory notes were issued and $31,000 and $125,000, respectively, of these promissory notes were repaid. In June 2012, by mutual agreement accrued interest on these notes amounting to $54,000 was converted into 907,340 shares of common stock at a conversion price of $0.06 per share.

In 2011, the Company issued promissory notes to two of its directors with an aggregate principal balance of $170,000. In June 2012, by mutual agreement, $130,000 principal amount of these promissory notes were converted into 2,166,667 shares of common stock at a conversion price of $0.06 per share. These notes are due on demand and bear interest at the rate of 17% per annum, compounded monthly.

During the nine months ended September 30, 2012, the Company received cash proceeds of $76,000 from Bernadette Coates, the spouse of George J. Coates and issued promissory notes which are due on demand and bear interest at the rate of 17% per annum, compounded monthly. In June 2012, $10,000 principal amount of these notes was repaid.

For the three months ended September 30, 2012 and 2011, interest expense on all of these promissory notes amounted to $20,000 and $7,000, respectively. For the nine months ended September 30, 2012 and 2011, interest expense on all of these promissory notes amounted to $53,000 and $36,000, respectively. At September 30, 2012, unpaid accrued interest on these promissory notes amounting to $23,000 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

15.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) in 2011 and 2012 with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Nominal Interest Rate	Maturity	Balance, September 30, 2012
February 2011	$32,500	8.00%	November 2011	$-
May 2011	100,000	8.00%	February 2012	-
July 2011	78,500	8.00%	April 2012	-
September 2011	52,000	8.00%	June 2012	-
October 2011	52,000	8.00%	July 2012	-
November 2011	52,000	8.00%	August 2012	-
January 2012	52,000	8.00%	October 2012	-
April 2012	42,500	8.00%	January 2013	42,500
June 2012	42,500	8.00%	March 2013	42,500
August 2012	42,500	8.00%	May 2013	42,500
September 2012	32,500	8.00%	June 2013	32,500
	$579,000			$160,000

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

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six-month period until the conversion of the convertible promissory notes into common stock is permitted. The Company is also required to record additional unamortized discount to recognize the estimated value of the derivative liabilities arising from the convertible promissory notes. Accordingly, the Company recorded a total initial amount of unamortized discount on the Convertible Notes outstanding at September 30, 2012, of $143,000. For the three months ended September 30, 2012 and 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $47,000 and $78,000, respectively. For the nine months ended September 30, 2012 and 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $213,000 and $224,000, respectively.

The total unamortized discount represented by the value of the BCF is being accreted over the six-month period until the conversion of the convertible promissory notes into common stock is permitted. This resulted in an overall effective interest rate of 147%, 147%, 147%, 123%, 147%, 92%, 130%, 125%, 142%, 142% and 122% on the $32,500, $100,000, $78,500, $52,000, $52,000, $52,000, $52,000, $42,500, $42,500 and $32,500 convertible notes, respectively. The remaining unamortized balance of this discount, which amounted to $104,000 at September 30, 2012, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $56,000. This net amount is presented in the accompanying consolidated balance sheet at September 30, 2012.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The Company initially recorded the estimated value of the embedded derivative liabilities related to the convertible promissory notes outstanding at September 30, 2012 of $17,000. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities, which were measured at their aggregate estimated fair value, based on Level 2 inputs, amounted to $281,000, at September 30, 2012. The increase in the estimated fair value of the embedded derivative liabilities amounted to ($17,000) and ($208,000) for the three months ended September 30, 2012 and 2011, respectively. The increase in the estimated fair value of the embedded derivative liabilities amounted to ($26,000) and ($282,000) for the nine ended September 30, 2012 and 2011, respectively. These amounts are included in the accompanying consolidated statements of operations as increase in estimated fair value of embedded derivative liabilities.

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

17.	CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at September 30, 2012:

		Due Within
	Total	2012	2013
Mortgage loan payable	$1,590,000	$15,000	$1,575,000
Promissory notes to related parties	471,000	471,000	-
Deferred compensation	151,000	151,000	-
Convertible promissory notes	160,000	-	160,000
10% promissory note	10,000	10,000	-
Total	$2,382,000	$647,000	$1,735,000

18.	CAPITAL STOCK

Common Stock and Anti-dilution Rights

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

During the nine months ended September 30, 2012 and 2011, the Company sold a total of 2,161,706 and -0- registered shares of its common stock, respectively, under an equity line of credit with Dutchess Opportunity Fund II, LP (“Dutchess”) and received proceeds of $259,000 and $-0-, respectively, which was used for working capital purposes. There were no offering costs related to the sale of these shares. In April 2012, the Company issued 500,000 shares of its common stock to Dutchess to be used to settle put options to be issued in the future under the equity line of credit. At September 30, 2012, 94,971 of these shares of common stock had not been used to settle put options. Any of these shares not actually sold under the equity line of credit are required to be returned to the Company at any time, upon request.

During the nine months ended September 30, 2012, the Company sold a total of 4,028,587 restricted shares of its common stock and 416,667 warrants to purchase one share of its common stock at an exercise price of $0.12 per share, 666,666 warrants to purchase one share of its common stock at an exercise price of $0.09 per share, 571,529 warrants to purchase one share of its common stock at an exercise price of $0.07 per share, 4,269,838 warrants to purchase one share of its common stock at an exercise price of $0.625 per share, 1,500,000 warrants to purchase one share of its common stock at an exercise price of $0.6 per share and 1,090,910 warrants to purchase one share of its common stock at an exercise price of $0.55 per share in consideration for $275,000 received from the son of a director.

During the nine months ended September, 2012, the Company sold 190,185 restricted shares of its common stock valued at $25,000 in consideration for 185,185 tradable shares of its common stock received from this son of a director, which were used to pay for contractual services in lieu of a cash payment.

During the nine months ended September 30, 2011, the Company sold a total of 1,930,036 restricted shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share, 833,333 warrants to purchase one share of its common stock at an exercise price of $0.27 per share and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $525,000 received from this son of a director.  These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the nine months ended September 30, 2012, the Company sold 166,666 restricted shares of its common stock in consideration for $10,000 to one of its directors. During the nine months ended September 30, 2011, the Company sold 200,000 restricted shares of its common stock in consideration for $50,000 to one of its directors. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the nine months ended September 30, 2012, by mutual agreement, promissory notes in the principal amount of $130,000 held by two directors were converted into 2,166,667 restricted shares of common stock representing a conversion price per share of $0.06.

During the nine months ended September 30, 2012, by mutual agreement accrued interest on promissory notes held by George J. Coates, amounting to $54,000 was converted into 907,340 restricted shares of common stock representing a conversion price per share of $0.06.

During the nine months ended September 30, 2012, the Company issued 620,000 and 1,340,000 restricted shares of common stock to George J. Coates and two directors, respectively, in satisfaction of deferred compensation that was charged to expense in fiscal year 2011. Under the terms of this deferred compensation arrangement, the Company is obligated to pay the personal income taxes of the recipient of these shares of stock.

During the nine months ended September 30, 2012, a total of $297,000 of convertible promissory notes including accrued interest thereon were converted by the holder into 5,630,928 restricted shares of the Company’s common stock. During the nine months ended September 30, 2011, a total of $246,000 of convertible promissory notes including accrued interest thereon was converted by the holder into 1,899,948 restricted shares of the Company’s common stock.

A new anti-dilution program became effective as of January 1, 2012, pursuant to which George J. Coates, majority shareholder, is to be issued one restricted share of common stock of the Company for each new share issued to any person or entity that is not a member of the Coates family. For the nine months ended September 30, 2012, pursuant to this anti-dilution arrangement, the Company issued 15,649,239 restricted shares of its common stock to George J. Coates and recorded stock-based compensation expense aggregating $1,456,000.

There were no other sales of, or conversions into, common stock during the nine months ended September 30, 2012.

At September 30, 2012, Company had reserved 48.783,914 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

No new shares of Series A Preferred Stock were issued during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, 4,986 shares of Series A Preferred Stock were issued to George J. Coates pursuant to an anti-dilution agreement then in effect and a compensatory award of 50,000 shares of Series A Preferred Stock were granted George J. Coates resulting in the right to 549,860,000 aggregate additional votes. Stock-based compensation amounting to $143,000 was charged to expense for these transactions. This anti-dilution agreement was terminated as of December 31, 2011.

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

During the nine months ended September 30, 2012 and 2011, the Company sold 2,161,706 and $-0- registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $259,000 and $-0-, respectively. There were no offering costs related to the sale of these shares.

20.	UNEARNED REVENUE

The Company has remaining non-refundable deposits amounting to $19,000 from Almont in connection with the future shipment of natural gas fueled electric power CSRV engine generators and a $10,000 refundable deposit related to the future potential issuance of a license for the CSRV technology. This amount is included in unearned revenue in the accompanying consolidated balance sheets at September 30, 2012 and 2011.

21.	LOSS PER SHARE

At September 30, 2012, the Company had 28,367,536 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	5,607,000	0.0600	-	5,607,000
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	1,090,910	0.0550	N/A	N/A
Common stock warrants	1,500,000	0.0600	N/A	N/A
Common stock warrants	4,269,838	0.0625	N/A	N/A
Common stock warrants	571,529	0.0700	N/A	N/A
Common stock warrants	666,666	0.0900	N/A	N/A
Common stock warrants	416,667	0.1200	N/A	N/A
Common stock warrants	1,200,000	0.2500	N/A	N/A
Common stock warrants	833,333	0.2700	N/A	N/A
Common stock warrants	333,333	0.3000	N/A	N/A
Common stock warrants	153,846	0.3250	N/A	N/A
Common stock warrants	1,028,570	0.3500	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.4500	N/A	N/A
8% Convertible promissory notes	4,583,622	(1)	N/A	N/A
Total	28,367,536

(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at September 30, 2012, was $160,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to September 30, 2012.

At September 30, 2011, the Company had 11,882,337 shares of common stock potentially issuable upon assumed conversion.

For the nine months ended September 30, 2012 and 2011, and for the three months ended September 30, 2012 and 2011, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

22.	STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by the Company’s shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any.  Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company.  A total of 25,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted to any employee in any year under the Stock Plan shall not exceed 25% of the 25,000,000 total number of shares of common stock permitted to be granted under the Stock Plan. At September 30, 2012, there remained 11,453,000 shares of common stock eligible for future stock option and award grants under the Stock Plan.

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

During the nine months ended September 30, 2012, stock options to purchase 3,792,000 shares of the Company’s common stock at an exercise price of $0.06 per share were granted to two of the Company’s directors and stock options to purchase 1,815,000 shares of the Company’s common stock at an exercise price of $0.06 per share were granted to George J. Coates. All of these stock options will vest in June 2013 and expire in 2027. The total estimated fair market value of stock options granted during the nine months ended September 30, 2012 was $358,000. During the nine months ended September 30, 2011, stock options to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.24 per share and stock options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to three of the Company’s directors, including 1,800,000 stock options granted to George J. Coates. These stock options vested in 2012 and expire in 2026. The total estimated fair market value of stock options granted during the nine months ended September 30, 2011 was $917,000.

During the nine months ended September 30, 2012, 1,800,000 stock options with an exercise price of $0.24 per share and 2,000,000 stock options with an exercise price of $0.25 per share became vested. During the nine months ended September 30, 2011, no stock options became vested. The estimated fair value of 5,607,000 nonvested stock options at September 30, 2012 was $358,000. Total compensation cost related to nonvested stock options at September 30, 2012 that had not been recognized was $269,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately nine months.

For the three months ended September 30, 2012 and 2011, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $163,000 and $131,000, respectively. For the three months ended September 30, 2012 and 2011, $41,000 and $48,000, respectively, of this amount is included in research and development expenses and $122,000 and $83,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

For the nine months ended September 30, 2012 and 2011, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $624,000 and $212,000, respectively. For the nine months ended September 30, 2012 and 2011, $217,000 and $54,000, respectively, of this amount is included in research and development expenses, $-0- and $3,000, respectively, of this amount was allocated to work in process inventory and $407,000 and $155,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/12	$0.25 -1.00	6,090,000	12	2,290,000	$0.32	$0.28
Stock options granted	0.06	5,607,000	15	-	0.06	0.06
Vested	0.24	-	14	1,800,000	0.24	0.24
Vested	0.25	-	14	2,000,000	0.25	0.24
Balance, 9/30/12	$0.06 -1.00	11,697,000	14	6,090,000	$0.19	$0.18

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2012.

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

Deferred tax assets increased by $595,000 and $353,000 for the three months ended September 30, 2012 and 2011, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

Deferred tax assets increased by $1,212,000 and decreased by ($97,000) for the nine months ended September 30, 2012 and 2011, respectively. These amounts were fully offset by a corresponding decrease (increase) in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2012 and 2011.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2008 through 2011, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the nine months ended September 30, 2012 and 2011, there were no penalties or interest related to the Company’s income tax returns.

24.	RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
George J. Coates	$326,000	$186,000	$1,957,000	$488,000
Gregory Coates	79,000	131,000	381,000	218,000
Bernadette Coates	19,000	21,000	56,000	60,000

Included in compensation paid to George J. Coates during the three months ended September 30, 2012 is $189,000 of stock-based compensation expense representing the estimated fair value of 2,784,457 shares of common stock issued to George J. Coates pursuant to an anti-dilution agreement in effect and $67,000 representing stock-based compensation expense for stock options. Included in compensation to George J. Coates during the three months ended September 30, 2011 is $5,000 representing the estimated fair value of 2,106 shares of Series A Preferred Stock awarded pursuant to an anti-dilution agreement in effect. Also included is $89,000 representing stock-based compensation expense for stock options.

Included in compensation paid to Gregory Coates for the three months ended September 30, 2012, is $36,000 representing stock-based compensation expense for stock options. Included in compensation paid to Gregory Coates for the three months ended September 30, 2011, is $72,000 representing stock-based compensation expense for stock options.

Included in compensation paid to George J. Coates during the nine months ended September 30, 2012 is $1,456,000 of stock-based compensation expense representing the estimated fair value of 15,649,239 shares of common stock issued to George J. Coates pursuant to an anti-dilution agreement in effect and $291,000 representing stock-based compensation expense for stock options. Included in compensation to George J. Coates during the nine months ended September 30, 2011 is $143,000 representing the estimated fair value of 7,092 shares of Series A Preferred Stock awarded pursuant to an anti-dilution agreement in effect and a compensatory award of 50,000 shares of Series A Preferred Stock. Also included is $118,000 representing stock-based compensation expense for stock options.

Included in compensation paid to Gregory Coates for the nine months ended September 30, 2012, is $252,000 representing stock-based compensation expense for stock options. Included in compensation paid to Gregory Coates for the nine months ended September 30, 2011, is $72,000 representing stock-based compensation expense for stock options.

Promissory Notes to Related Parties

During the nine months ended September 30, 2012 and 2011, $118,000 and $267,000, respectively of promissory notes due to George J. Coates were issued and $31,000 and $125,000, respectively, of promissory notes due to George J. Coates were repaid.

During the nine months ended September 30, 2012 and 2011, $76,000 and $12,000, respectively of promissory notes due to Bernadette Coates, spouse of George J. Coates were issued and $10,000 and $18,000, respectively, of promissory notes due to Bernadette Coates were repaid.

In June 2012, by mutual agreement, accrued interest on promissory notes due to George J. Coates amounting to $54,000 was converted into 907,340 shares of common stock at a conversion price of $0.06 per share.

In June 2012, by mutual agreement, $130,000 principal amount of promissory notes due to two of the Company’s directors were converted into 2,166,667 shares of common stock at a conversion price of $0.06 per share.

For the three months ended September 30, 2012 and 2011, interest expense on promissory notes due to George J. Coates, Bernadette Coates, spouse of George J. Coates and two of the Company’s directors aggregated $20,000 and $7,000, respectively.

For the nine months ended September 30, 2012 and 2011, interest expense on promissory notes due to George J. Coates, Bernadette Coates and two of the Company’s directors aggregated $53,000 and $36,000, respectively.

Other

During the three months ended September 30, 2012 and 2011, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $11,000 and $22,000, respectively.

During the nine months ended September 30, 2012 and 2011, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $46,000 and $76,000, respectively.

During the nine months ended September 30, 2012, the Company sold a total of 4,028,587 restricted shares of its common stock and 416,667 warrants to purchase one share of its common stock at an exercise price of $0.12 per share, 666,666 warrants to purchase one share of its common stock at an exercise price of $0.09 per share, 571,529 warrants to purchase one share of its common stock at an exercise price of $0.07 per share, 4,269,838 warrants to purchase one share of its common stock at an exercise price of $0.625 per share, 1,500,000 warrants to purchase one share of its common stock at an exercise price of $0.6 per share and 1,090,910 warrants to purchase one share of its common stock at an exercise price of $0.55 per share in consideration for $275,000 received from the son of a director. During the nine months ended September, 2012, the Company also sold 190,185 restricted shares of its common stock valued at $25,000 in consideration for 185,185 tradable shares of its common stock received from this son of a director, which were used to pay for contractual services in lieu of a cash payment.

During the nine months ended September 30, 2011, the Company sold a total of 1,930,036 restricted shares of its common stock, 142,857 warrants to purchase one share of its common stock at an exercise price of $0.35 per share, 153,846 warrants to purchase one share of its common stock at an exercise price of $0.325 per share, 833,333 warrants to purchase one share of its common stock at an exercise price of $0.27 per share and 800,000 warrants to purchase one share of its common stock at an exercise price of $0.25 per share in consideration for $525,000 received from this son of a director.

All of these transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

During the nine months ended September 30, 2012, the Company sold 166,666 restricted shares of its common stock in consideration for $10,000 to one of its directors. During the nine months ended September 30, 2011, the Company sold 200,000 restricted shares of its common stock in consideration for $50,000 to one of its directors. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

25.	LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities to induce it and/or Coates Motorcycle Company, Ltd. ("CMC") to hire him. The Company is also contending that certain of Mr. Goldsmith's business decisions were made to further his self interest rather than the interests of the Company. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. The Company filed a new motion for summary judgment contending that based on its corporate by-laws, Mr. Goldsmith’s employment contract required approval by the board of directors which was never given. Goldsmith filed a cross-motion for summary judgment. Both of these motions were denied by the court in December 2011. Another motion to dismiss Goldsmith’s complaint was filed by the Company because it appears that Mr. Goldsmith withheld or destroyed evidence. This motion was argued on November 16, 2012 and dismissed without prejudice. Trial is currently scheduled for May 28, 2013 The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

The Company has, in prior years, without prejudice to its position that the employment contract never became effective, accrued compensation under the terms of the employment agreement for accounting purposes only, of $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

Conversion of Convertible Promissory Note

Subsequent to September 30, 2012, a $44,000 convertible promissory note, including accrued interest thereon was converted by the holder into 1,436,187 unregistered shares of the Company’s common stock.

Promissory Notes to Related Parties

Subsequent to September 30, 2012, the Company issued additional 17% promissory notes to George J. Coates and received proceeds therefrom of $53,000. Mr. and Mrs. Coates have made loans to the Company from time to time for working capital purposes but they are not obligated to continue to do so in the future.

Sale of Common Stock and Warrants

Subsequent to September 30, 2012, the Company sold 795,455 shares of its common stock, 500,000 warrants to purchase one share of its common stock at an exercise price of $0.06 per share and 1,090,910 warrants to purchase one share of its common stock at an exercise price of $0.055 per share in consideration for $45,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

Issuance of Common Stock for Anti-dilution

Subsequent to September 30, 2012, the Company issued 2,544,074 shares of its common stock to George J. Coates pursuant to an anti-dilution agreement in effect and recorded related stock-based compensation expense of $136,000.

Sale of Common Stock

In October 2012, the Company sold 384,615 restricted shares of its common stock in consideration for $25,000, or $0.065 per share to one of its directors.

Conversion of Promissory Note to Related Party

In October 2012, by mutual agreement, a promissory note with a balance of $47,000, inclusive of principal and accrued interest thereon held by a director was converted into 473,272 restricted shares of common stock representing a conversion price per share of $0.10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on Form 10-K and quarterly reports on Form 10-Q and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Coates International, Ltd. ("we", “CIL” or the "Company") has been developing over a period of more than 20 years a patented, Coates spherical rotary valve (“CSRV”) system technology which is adaptable for use in piston-driven internal combustion engines of many types.   Independent testing of various engines in which we incorporated our CSRV system technology (“CSRV Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV Engines produced only ultra-low levels of harmful emissions while in operation. Engines operating on the CSRV system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in securing new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing capacity and quality of the labor pool for such large scale manufacturing. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. We are continuing our testing of a CSRV Gen Set to which the changes needed to resolve this problem have been applied. We are working on trying to raise sufficient working capital in excess of our fixed expenses and current obligations, so that we can procure new cast-steel head castings and begin larger scale production, after which, we intend to undertake field testing of the generators. We intend to manufacture engines and/or license the CSRV system technology to third-party Original Equipment Manufacturers (“OEM’s”) for multiple applications and uses.

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

Initially, we intend to sell the CSRV Gen Sets to Almont Energy, Inc. (“Almont”), the successor in interest to Well to Wire Energy, Inc. (“WWE”) with respect to (i) a sublicense agreement covering the territory of Canada; and, (ii) certain rights to a sublicense covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. The business plan of Almont assumes the purchase of a substantial number of CSRV Gen Sets over a 5-year period commencing upon our ramp up of production to fulfill their orders. Almont’s purchase of CSRV Gen Sets from us will be made by way of standard purchase orders, issued based on market and customer demand. Almont has projected that annual demand for Gen Sets could be as much as 11,000 units if the Company can achieve full scale production. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

Manufacturing Subsidiaries

We formed a wholly-owned manufacturing subsidiary in 2011 with the intent to establish manufacturing operations within the State of Oklahoma. This subsidiary has been inactive as discussions with the state for a package of business and tax incentives are on hold.  We formed another manufacturing subsidiary in 2012 with the intent to establish manufacturing operations within another state. We own approximately 66% of this subsidiary. It has been inactive pending the outcome of discussions with this state for a package of business and tax incentives intended to induce us to establish its manufacturing operations within this state. We are precluded from disclosing the name of this state, until discussions are concluded, by a confidentiality agreement.

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
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  We have agreed to adjust the price per generator accordingly to consider the savings, if any, realized from economies of scale inherent in high volume production of the CSRV units. In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Sublicensee will automatically lose its exclusivity. We have temporarily waived this provision due to the delay in delivery of Gen Sets. In such a case, Licensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

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

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian sublicensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until we receive a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) an $8.5 million payment of the balance of the monies due to us at the date of the Escrow Agreement, in connection with the sublicense for the territory of Canada, including the Canadian License Agreement and the research and development agreement (the “Canadian Agreements”). As successor to WWE, Almont is expected to continue to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development agreement, is being recognized as revenue at the time the cash payments are received. We have received approximately $3,653,000 of the Release Payment to date. In addition, WWE had made nonrefundable payments to us totaling $1.5 million prior to establishment of the Escrow Agreement. Upon full satisfaction of the Release Payment, Almont would be granted a sublicense for the territory of the United States under the US License agreement.

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

The $49 million portion of the US License fee is payable in quarterly installments in an amount equal to 5% of Almont’s prior quarter net profits. In any event, the entire balance of the licensing fee must be paid in full on or before February 19, 2016.

Acceleration of the balance of the licensing fee payments shall be required in the event that Almont completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if Almont raises $100 million or more from such offerings.

Plan of Operation

We have completed development of the CSRV system technology-based generator engine and, once we raise sufficient new working capital, are prepared to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont, the successor in interest to WWE for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada. We shipped the first CSRV system technology-based generator to Almont in the fourth quarter of 2010 and another such generator was shipped in 2011. In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Set to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition.

As soon as we raise sufficient working capital in excess of our fixed expenses and current obligations, we will procure new cast-steel head castings and will begin larger scale production, after which, we intend to undertake field testing of the generators. The business plan of Almont assumes the purchase of a substantial number of CSRV Units over the next 5 years. Almont’s purchase of CSRV Units from us will be made by way of standard purchase orders, issued based on market and customer demand. Over the 5-year period, Almont has projected that annual demand for Gen Sets could be as much as 11,000 units if the Company can achieve full scale production. We are unable to confirm these orders until we have sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the engine generator in the two following ways:

●
Assembly – to develop assembly lines within owned manufacturing facilities. We intend to initially commence production of CSRV Units on a small scale. This will enable us to prove our concept for the CSRV system technology and we expect this will lead to substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We are in the process of identifying a high capacity manufacturing plant in an appropriate location. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures.

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

Results of Operations – Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 (All amounts rounded to thousands of dollars)

There were no sales for the three months ended September 30, 2012 and 2011.

There were no revenues from research and development for the three months ended September 30, 2012 and 2011.

Sublicensing fee revenue for the three months ended September 30, 2012 and 2011, amounted to $5,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses were $94,000 and $96,000 for the three months ended September 30, 2012 and 2011, respectively. Included in research and development expenses for the three months ended September 30, 2012 and 2011 were $51,000 and $42,000, respectively, of allocated compensation and benefits and $41,000 and $48,000, respectively, of allocated stock-based compensation expense. Also, included in research and development expenses were $2,000 and $6,000, respectively, of parts and materials.

General and administrative expenses increased to $571,000 for the three months ended September 30, 2012 from $369,000 in the corresponding period in 2011. This net increase of $202,000 primarily resulted from the following: An increase in non-cash stock-based compensation expense of $223,000 which primarily resulted from the issuance of restricted shares of common stock pursuant to an anti-dilution agreement which became effective January 1, 2012 valued at $189,000 and an increase in stock option expense of $34,000, an increase in real estate taxes of $17,000, an increase in insurance of $14,000, an increase in investor relations expenses of $9,000, an increase in travel and entertainment of $6,000, an increase in legal and professional fees of $4,000 and an increase other expenses of $1,000, offset by a decrease in patent maintenance costs of ($28,000), a decrease in compensation and benefits of ($27,000), a decrease in marketing costs of ($6,000), a decrease in dues and subscriptions of $4,000, a decrease in office expenses of ($4,000) and a decrease in utilities of ($3,000).

Depreciation and amortization increased by $5,000 to $22,000 for the three months ended September 30, 2012 from $17,000 for the three months ended September 30, 2011.

Other operating income (expense) for the three months ended September 30, 2012, consisted of an increase in the fair value of embedded derivative liabilities amounting to $17,000, compared to an increase in the fair value of embedded derivative liabilities amounting to $208,000 for the three months ended September 30, 2011, in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $105,000 for the three months ended September 30, 2012, a decrease of $20,000 from interest expense, net of $125,000 incurred in the comparable 2011 period.

The change in deferred tax assets for the three months ended September 30, 2012 and 2011 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses of ($804,000) and ($811,000) for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations – Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011 (All amounts rounded to thousands of dollars)

There were no sales for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, sales amounted to $125,000 arising from the sale of a CSRV natural gas powered industrial electric power Gen Set to Almont. Gross margin on this sale after cost of sales of $65,000 amounted to $60,000.

There were no revenues from research and development for the nine months ended September 30, 2012. Revenues from research and development for the nine months ended September 30, 2011, amounted to $150,000.

Sublicensing fee revenue for the nine months ended September 30, 2012 and 2011, amounted to $15,000 and $10,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Research and development expenses were $416,000 and $172,000 for the nine months ended September 30, 2012 and 2011, respectively. Included in research and development expenses for the nine months ended September 30, 2012 and 2011 were $151,000 and $92,000, respectively, of allocated compensation and benefits and $218,000 and $54,000, respectively, of allocated stock-based compensation expense. Also, included in research and development expenses were $47,000 and $26,000, respectively, of parts and materials.

General and administrative expenses increased to $2,836,000 for the nine months ended September 30, 2012 from $1,234,000 in the corresponding period in 2011. This net increase of $1,602,000 primarily resulted from the following: An increase in non-cash stock-based compensation expense of $1,565,000 which resulted from the issuance of restricted shares of common stock valued at $1,456,000 pursuant to an anti-dilution agreement which became effective January 1, 2012 and an increase in stock option expense of $109,000, an increase in legal and professional fees of $62,000, an increase in investor relations expense of $56,000, an increase in insurance expense of $25,000, an increase in real estate taxes of $15,000, an increase in offering costs of $7,000, an increase in printing costs of $6,000 and an increase in miscellaneous taxes of $3,000, offset by a decrease in compensation and benefits of ($65,000), a decrease in marketing costs of ($19,000), a decrease in office expenses of ($14,000), a decrease in utility costs of ($9,000), a decrease in regulatory filing costs of ($8,000), a decrease in travel and entertainment of ($8,000), a decrease in parts expense of ($4,000), a decrease in patent maintenance costs of (3,000) and a net decrease in other general and administrative expenses of ($7,000).

Depreciation and amortization decreased by $4,000 to $49,000 for the nine months ended September 30, 2012 from $53,000 for the nine months ended September 30, 2011.

Other operating income (expense) for the nine months ended September 30, 2012, consisted of an increase in the fair value of embedded derivative liabilities amounting to $26,000, compared to an increase in the fair value of embedded derivative liabilities amounting to $282,000 for the nine months ended September 30, 2011, in connection with convertible promissory notes outstanding. In accordance with GAAP, the fair value of these embedded liabilities is required to be remeasured at each balance sheet reporting date.

Interest expense, net, amounted to $380,000 for the nine months ended September 30, 2012, an increase of $11,000 from interest expense, net of $369,000 incurred in the comparable 2011 period.

The change in deferred tax assets for the nine months ended September 30, 2012 and 2011 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

We incurred net losses of ($3,692,000) and ($1,890,000) for the nine months ended September 30, 2012 and 2011, respectively. This included expenses requiring an outlay of cash amounting to $1,244,000 and $999,000, respectively, and non-cash expenses, net of non-cash revenues, of $2,448,000 and $891,000 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at September 30, 2012 was $16,000, a decrease of ($37,000) from the cash position of $53,000 at December 31, 2011. We had negative working capital of ($3,796,000) at September 30, 2012 which represents a ($43,000) decrease from the ($3,753,000) of negative working capital at December 31, 2011. Current liabilities of $4,173,000 at September 30, 2012, decreased by $55,000 from the $4,228,000 balance at December 31, 2011. Current liabilities were primarily comprised of a mortgage loan in the amount of $1,590,000, accounts payable and accrued liabilities of $1,585,000, promissory notes to related parties totaling $471,000, embedded derivative liabilities related to convertible promissory notes of $281,000, deferred compensation payable of $151,000, net carrying value of convertible promissory notes of $66,000 and unearned revenue of $29,000.

Operating activities utilized cash of ($897,000) during the nine months ended September 30, 2012, which primarily consisted of a net loss for the period of ($3,692,000), decreased by non-cash stock-based compensation expense of $2,080,000, non-cash interest expense of $298,000, depreciation and amortization of $49,000, a non-cash increase of $26,000 in the fair value of the embedded liabilities related to convertible promissory notes and non-cash financing costs of $9,000, and increased by non-cash sublicensing revenues of ($15,000). In addition, we realized net additional operating cash of $348,000 from a net increase in accounts payable and accrued liabilities of $287,000, a net reduction in inventory of $40,000 and a reduction in deferred offering costs and other assets of $20,000.

There were no investing activities for the nine months ended September 30, 2012.

Financing activities generated net cash of $869,000 for the nine months ended September 30, 2012, consisting of proceeds from issuance of common stock and warrants of $544,000, issuance of convertible notes amounting to $212,000 and issuance of promissory notes to related parties, net of repayments amounting to $154,000, offset by a $41,000 partial repayment of the principal amount of a mortgage loan.

In the opinion of management, we will be required to continue to raise additional working capital to fully achieve our objectives in order to enter the production phase of our operations and continue research and development activities in connection with developing other commercially viable applications of our CSRV system technology to internal combustion engines. Various potential sources of such additional working capital are anticipated to come from one or more of the following: sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit, sales and shipments of natural gas-fueled industrial electric power CSRV Gen Sets to Almont, cash flows from payments by Almont under the escrow agreement, additional issuances of convertible promissory notes, issuances of promissory notes to related parties and private sales of common stock and common stock warrants. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. There can be no assurance that we will be able to obtain the necessary working capital for our production phase on a time frame that will enable us to carry out our current business plans.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2012 (rounded to thousands of dollars):

		Due Within
	Total	2012	2013
Mortgage loan payable	$1,590,000	$15,000	$1,575,000
Promissory notes to related parties	471,000	471,000	-
Deferred compensation	151,000	151,000	-
Convertible promissory notes	160,000	-	160,000
10% promissory note	10,000	10,000	-
Total	$2,382,000	$647,000	$1,735,000

Total non-cash compensation cost related to nonvested stock options at September 30, 2012 that has not been recognized was approximately $269,000. This non-cash stock-based compensation expense will be recognized in the future over a remaining weighted average period of approximately nine months.

Going Concern (All amounts rounded to thousands of dollars)

As shown in the accompanying consolidated financial statements, we incurred a net loss for the nine months ended September 30, 2012 of ($3,692,000), and have incurred substantial net losses since inception while engaging primarily in research and development. As of September 30, 2012, we had accumulated losses of ($30,389,000) and had negative working capital of ($3,796,000). The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty in our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has stated in its independent auditors’ report on our financial statements as of December 31, 2011 and for the year then ended that these factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 30, 2012, the following transactions involved unregistered sale of our equity securities:

An aggregate of $52,000 principal amount of a convertible promissory notes, plus interest thereon amounting $2,040, were converted by the holder into 1,459,003 unregistered shares of our common stock.

We sold 1,295,454 restricted shares of our common stock, 1,500,000 common stock warrants to purchase one share of our common stock at an exercise price of $0.06 per share and 1,090.910 common stock warrants to purchase one share of our common stock at an exercise price of $0.055 per share in consideration for $75,000 received from the son of a director.

We issued a $75,000 principal amount, 8% convertible promissory note and received net proceeds of $71,000, net of financing costs of $4,000. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

We issued 2,784,457 restricted shares of common stock to George J. Coates pursuant to an anti-dilution agreement.

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

COATES INTERNATIONAL, LTD.

Date: November 21, 2012	By:	/s/ George J. Coates
George J. Coates
President, Chief Executive Officer and Principal Executive Officer

Date: November 21, 2012	By:	/s/ Barry C. Kaye
Barry C. Kaye
Treasurer, Chief Financial Officer and Principal Financial Officer