Form 10-K
period 2012-12-31
COATES INTERNATIONAL LTD \DE\
filed 2013-04-16
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (732) 449-7717

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)
_______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,582,392.

As of March 28, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 339,384,756.

Documents Incorporated by Reference: None.

COATES INTERNATIONAL, LTD.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

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

The CSRV system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle and marine engines. Unlike conventional valves which protrude into the engine cylinder, the CSRV system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV system technology utilizes only a small fraction of the moving parts in a conventional poppet valve assembly. As a result of the design improvements, management believes that CSRV Engines will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV Engines can be designed with larger openings into the engine cylinder than conventional valves so that more fuel and air can be inducted into, and expelled from the cylinder in a shorter period of time. By engineering larger valve openings into the technology, we are able to achieve higher revolutions-per-minute (“RPM’s”) and efficiently and safely operate the engines using higher compression ratios while experiencing lower combustion chamber temperatures enabling the CSRV Engine to produce more power than equivalent, conventional engines. The extent to which the CSRV technology system can achieve higher RPM’s, greater volumetric efficiency and thermal efficiency is a function of the engine design and type of application.

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, sales of a small number of natural gas powered CSRV industrial electric power generator sets (“Gen Sets”), a gain on the sale of the land and building that serves as our principal facility, and from the performance of contractual research and development activities involving the CSRV system technology and the receipt of licensing fees for our CSRV system technology. During the years ended December 31, 2012 and 2011, we reported sales of $-0- and $125,000, respectively, gross margin of approximately $-0- and $60,000, respectively and revenues from such research and development of $-0- and $150,000, respectively. For the years ended December 31, 2012 and 2011, we incurred net losses of approximately ($4,530,000) and ($2,992,000), respectively. The accumulated net losses from inception of the Company through December 31, 2012 amounted to approximately ($31,227,000). We may continue to be unprofitable until the CSRV Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations. In 2012, we raised additional working capital amounting to approximately $1,123,000 consisting of proceeds of $35,000 from the sale of common stock to a director, proceeds of $355,000 from sales of common stock and common stock warrants to the son of a director, proceeds of approximately $259,000 from sales of our common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, proceeds of approximately $244,000 from issuances of convertible promissory notes and proceeds of approximately $230,000, net of repayments, from issuances of promissory notes to related parties. Through March 28, 2013, we raised additional working capital of $198,000, consisting of proceeds, net of repayments, from issuances of promissory notes to George J. Coates and Bernadette Coates, spouse of George J. Coates amounting to $65,000 and $37,000, respectively, net proceeds of a convertible promissory note of $60,000 and sales of common stock and warrants to the son of a director of $35,000.

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

Background

The internal combustion engine has been in use for more than 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new internal combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960's and 1970's, most internal combustion vehicle engines in the United States were running at a compression ratio of 12 to 1 which resulted in an engine efficiency of approximately 35 percent. The rest of the engine's power is lost in friction, pumping and heat loss. When it was determined that lead additives in fuel had an adverse effect on the environment, the federal government mandated the use of unleaded gasoline. Unleaded gasoline is a less desirable fuel than leaded gasoline when considering fuel density and efficiency. The early use of unleaded gasoline in engines that were designed to operate on leaded fuel, revealed a host of unanticipated design problems, principally related to overheating of the engine combustion chamber, pre-ignition and resultant damage. That problem was largely addressed by lowering engine compression ratios, but at a cost of reduced efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can be improved by increasing “volumetric efficiency” at maximum RPM’s, but conventional valves tend to “float” or bounce at higher RPM’s and are consequently unable to deliver adequate air and fuel to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of valves per cylinder, but this approach created other problems that cause unburned fuel to escape through the exhaust valves leading to a loss of power, lower gas mileage and increased pollutants. In addition, variable valve timing partially solved some of these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage. Furthermore, conventional valves with solid “valve lifters” as opposed to hydraulic valve lifters must have clearances readjusted periodically. In sum, conventional “poppet” valves have been the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life.

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

Our management believes that the patented CSRV system technology solves or significantly mitigates these problems. Coates spherical rotary valves are vented and charged on the opposite side of each valve sphere and rotate away from the combustion chamber reducing engine combustion chamber heat and allowing higher compression ratios that make the engine significantly more efficient and powerful.

We have adapted our patented technology to natural gas fueled industrial electric power engine generators (“Gen Sets”) and intend to commence production upon securing sufficient new sources of working capital for this purpose.

Markets

The design of the CSRV system technology provides us with the flexibility to retrofit our existing internal combustion engines of all sizes and applications to appeal to a number of different geographic and product markets. In addition, the CSRV system technology has been designed to operate effectively on a wide range of alternative fuels. Accordingly, there are no technical barriers that need to be overcome in order to strategically target economically feasible markets for products powered by internal combustion engines including, but not limited to the following: engines for electric power generators for various applications ranging from home use to the largest industrial complexes to augmented “grid” installations; engines to power motorcycles, automobiles, light trucks, heavy trucks, machinery, railroads, marine engines, military equipment, light aircraft, helicopters, lawn mowers, snowmobiles and jet skis, etc.

According to data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2010” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Total
130,892,240	846,051	110,332,254	242,060,545

Strategy

Our long-term objective is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers and sales and distribution of our CSRV internal combustion engines for a wide variety of uses. Our primary targeted market is the industrial electric power generator market. We have adapted the CSRV system technology to manufacture our 14.0 liter inline, 6-cylinder, 855 cubic inch engine industrial generator fueled by natural gas, one of many types of Gen Sets. In parallel to penetrating the commercial/industrial generators market, we intend to adapt the CSRV system technology to be used in other markets, in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

We have completed development of the CSRV system technology-based generator engine and are prepared to commence the production phase of our operations, provided we raise sufficient new working capital to first produce and field test a number of additional engine generators which incorporate our solution for the cracked heads . Initially, we intend to sell the engine generators to Almont Energy, Inc., (“Almont”) the successor in interest to Well to Wire Energy, Inc. (“WWE”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada.

We intend to take advantage of the fact that essentially all the components of the CSRV generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the engine generator in the two following ways:

●
Assembly – to develop assembly lines within owned manufacturing facilities. We intend to initially commence production of Gen Sets on a small scale. This will enable us to prove our concept for the CSRV system technology and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We have already taken steps to identify a suitable size and appropriate location for a high capacity manufacturing plant. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures.

●	Licensing the CSRV system technology to Original Equipment Manufacturers (“OEM’s”) – to take advantage of third party manufacturers’ production capacity and resources by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include sales of our equity and/or debt securities through private placement, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, positive working capital generated from sales of our CSRV products to Almont and others once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our CSRV products. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

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

Sublicense Agreement with Almont Energy, Inc. for Western Hemisphere Territory

In January 2010, we consented to the assignment of our sublicensing agreement with between us and WWE (“Sublicensee”) dated September 29, 1999 to Almont. This sublicense agreement exclusively licenses within Canada the use of the CSRV system technology for industrial engines fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The Canadian Sublicense provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made upon execution. A separate research and development agreement provided a $5,000,000 fee payable to us in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. To date, we have been paid a combined total of approximately $5,153,000 by WWE and Almont under these agreements.

Additional provisions of the Canadian Sublicense agreement are as follows:

●	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV system technology within Canada.
●	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
●
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per generator shall be $159,000. We have agreed to pass along to Almont savings we expect to realize from economies of scale inherent in high volume production of the CSRV units. In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Sublicensee will automatically lose its exclusivity. We have temporarily waived this provision due to the delay in delivery of Gen Sets. In such case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV generator engine in the territory of Canada.

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

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian sublicensing and research and development agreements and the new $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until we receive a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) an $8.5 million payment of the balance of the monies due to us at the date of the Escrow Agreement, in connection with the sublicense for the territory of Canada, including the Canadian License Agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license. Almont is expected to continue to make non-refundable periodic payments to us in unspecified amounts as partial payments of the Release Payment until the Release Payment has been paid in full. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development agreement, is being recognized as revenue at the time the cash payments are received. We have received approximately $3.65 million of the Release Payment to date. In addition, WWE had made nonrefundable payments to us totaling $1.5 million prior to establishment of the Escrow Agreement. For the years ended December 31, 2012 and 2011, we received $-0- and $150,000, respectively of non-refundable payments which have been recognized as research and development revenue. Upon full satisfaction of the Release Payment, Almont would be granted a sublicense for the territory of the United States under the US License agreement.

The remaining balance of the Release Payment is currently $5,847,000. It is unlikely that Almont will be able to make further payments of the Release Payment until we raise sufficient new working capital to commence manufacturing operations and shipping of Gen Sets. To the extent that Almont is not successful or experiences delays in remitting the balance of the Release Payment, the Company’s cash flow, results of operations and financial condition are adversely affected.

In connection with the assignment of the Canadian and US License from WWE to Almont, we extended the date by which the entire Release Payment must be paid, until March 19, 2012 (the “Release Payment Due Date”). In early 2012, we agreed to further extend the Release Payment Date under the Escrow Agreement until March 2014 to compensate for the delay caused by the delayed delivery of Gen Sets. Almont is required to remit to us 60% of any and all proceeds from funds raised from any equity, debt or lending transactions, exclusive of equipment financing transactions, until the Release Payment is paid in full.

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

Equity Line of Credit with Dutchess Opportunity Fund II, LP

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

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put will be equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the period beginning the Put Notice Date and ending on and including the date that is five (5) trading days after the date the Put Notice is delivered (the “Pricing Period”). “Put Notice Date” is the trading day immediately following the day on which Dutchess receives a Put Notice from the Company.

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”), which became effective in August 2011 covering 17,500,000 shares of the Company’s common stock underlying the Investment Agreement. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement. Currently, the registration statement is not effective as it does not contain financial statements that are current. While the registration statement remains not effective, we are precluded from issuing additional Puts to Dutchess to raise additional working capital. We plan to file a post-effective amendment to this registration statement concurrent with or shortly after the filing of this report on Form 10-K and will diligently endeavor to undertake the process required by the Securities and Exchange Commission to restore the registration statement status to “effective” as soon as practicable.

For the years ended December 31, 2012 and 2011, we received proceeds of approximately $259,000 and $1,490 from the sale of 2,256,677 and 10,000 registered shares of our common stock, respectively, under this equity line of credit with Dutchess.

Competition

Management believes that the Coates Engine generators which are based on the CSRV system technology will provide substantially enhanced efficiencies in power generation and longevity. We believe that the Coates Engines will outperform other comparable natural gas-fueled electric generator engines currently utilized in the energy conversion market.

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

Parts and Supplies

To date, management has utilized the services of various vendors and suppliers available throughout the United States to provide all of the parts necessary to produce the Coates Engines. We expect to continue to purchase all of our raw materials and parts, manufactured to our specifications, from a wide assortment of suppliers. We have signed a letter of intent with Marathon Electric Manufacturing Corp. for the supply of generators and components. We also entered into an agreement with Cummins Power Systems (a business owned by Cummins Inc.) to supply industrial engine blocks and components to us for our manufacturing activities. We intend to initially commence the assembly of the Coates Engines at our New Jersey facility and to subsequently acquire additional facilities to increase our manufacturing capacity, as needed.

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

Included in the license are intellectual property rights for 17 patents registered in the United States; certain patents registered in Canada, Mexico, in countries in Central and South America relating to the CSRV system technology; and one U.S. patent application filed by Mr. George J. Coates. These patents are owned by George J. Coates and Gregory Coates. Under our license agreement, we are obligated to pay for all costs relating to the ongoing maintenance of the patents.

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

Employees

At December 31, 2012, we had 7 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

ITEM 1A. RISK FACTORS

The following risk factors relate to our financial condition:

Our Independent Registered Public Accountants have expressed substantial doubt about our ability to continue as a going concern.

As shown in our financial statements beginning on Page F-1, we have incurred recurring losses from operations and as of December 31, 2012, had a stockholders’ deficiency of approximately ($3,937,000). In addition, our mortgage loan which had a principal balance of $1,575,000 at December 31, matures in July 2013. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. In the event we become insolvent or bankrupt, ownership of our intellectual property, which is carried on our books at zero value, consisting of patent rights on the CSRV technology, would, under our license agreement, revert to George J. Coates and Gregory Coates. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 15, 2013 with respect to our financial statements as of and for the year ended December 31, 2012 that these circumstances raise substantial doubt about our ability to continue as a going concern.

Management has been closely monitoring its fixed and variable costs and intends to restrict such costs to those expenses that are necessary to complete activities related to preparing for commencement of the production phase of operations, identifying additional sources of working capital, maintenance of our patent rights and general and administrative costs in support of such activities. In 2012, we raised additional working capital amounting to approximately $1,123,000 consisting of proceeds of $35,000 from the sale of common stock to a director, proceeds of $355,000 from sales of common stock and common stock warrants to the son of a director, proceeds of approximately $259,000 from sales of our common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, proceeds of approximately $244,000 from issuances of convertible promissory notes and proceeds of approximately $230,000, net of repayments, from issuances of promissory notes to related parties. Through March 28, 2013, we raised additional working capital of $198,000, consisting of proceeds, net of repayments, from issuances of promissory notes to George J. Coates and Bernadette Coates amounting to $65,000 and $37,000, respectively, net proceeds of a convertible promissory note of $60,000 and sales of common stock and warrants to the son of a director of $35,000.

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

As with any business, many aspects of our operations and our future outlook are subject to events and influences which are not within our control, such as the continuing worldwide economic downturn. This could have an adverse impact on us and our results of operations. For example:

●
The current severe limitation on the availability of credit and investor uncertainty could result in delays or the inability to acquire additional working capital needed to commence an efficient level of production. Resuming production and shipments are a vital factor in Almont’s ability to remit further payments toward the Release Payment.

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

We expect to continue to incur losses until we commence production and sale of products incorporating our CSRV system technology. We may not be profitable or operating cash flow positive in 2013 unless we receive payments from Almont as described under “Material Agreements” above, and/or can begin to generate positive cash flows from sales of CSRV Engine products or receive cash proceeds from new licensing agreements for our CSRV system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2013.

The Coates CSRV System Technology may not have the performance characteristics and longevity that we expect which may adversely affect our future revenues.

The Coates Engine has only been tested to a very limited degree in a “real world” environment. Commercial use of our industrial engines may not have the performance characteristics that we expect. Similarly, until the Coates Engine has been in use for a substantial period of time, there is no certain way to ascertain its expected longevity. Superior performance and longevity are essential elements of our ability to penetrate the power generation and other markets. Our failure to do so would have a material adverse effect on our business and, unless remedied on a timely basis we might be forced to close our operations.

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

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement assigned to Almont represent potential new sources of cash due to us totaling approximately $5.85 million. To date, we have received nonrefundable payments for the licensing and research and development agreements aggregating approximately $5,153,000. There can be no assurance that Almont will be successful in making payments to us due under the licensing agreements and the Escrow Agreement. The likelihood of Almont making further payments to us under the Escrow Agreement is highly dependent on our ability to produce and ship additional engines to Almont. To the extent that Almont experiences difficulty or delays in making such payments, our cash flow, results of operations and financial condition are adversely being affected.

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a manufacturing defect by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as the Company raises sufficient working capital, it will procure new cast-steel head castings to resolve the cracked head problems with the engines originally shipped to Almont and undertake field testing of the generators, after which, it will begin larger scale production.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources to defend such claims and/or lawsuits and could harm our business.

We cannot be certain that our licensed rights to the patented engine designs and technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against any third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

Our success is dependent on protecting our intellectual property rights.

We rely on a combination of patent, copyright, trademark and trade secret protections to protect our rights under our license to the proprietary technology. We cannot assure you that these trademarks and patents will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

In addition, there is currently no understanding in place regarding the ownership of new intellectual property not directly related to the CSRV system technology, developed by either George J. Coates or Gregory Coates while employed by us. As a result, there is a risk that we may not derive any benefit from such newly developed intellectual property.

In the event of insolvency or bankruptcy, the intellectual property rights licensed to us would automatically revert back to George J. Coates and Gregory Coates.

Under our license agreement for the CSRV system technology, in the event of insolvency or bankruptcy, our intellectual property rights and our rights to license the intellectual property would automatically revert back to George J. Coates and Gregory Coates. This would result in a lower potential recovery of investment by, and/or liquidation value to, our stockholders.

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

Since we are subject to the information and reporting requirements pursuant to Section 15(d) of the Exchange Act, as well as other disclosure requirements such as the proxy rules, going private rules and many tender offer provisions, our stockholders will not have access to the short-swing reporting and profit receiving protections or information that is provided by beneficial ownership reporting requirements of the U.S. securities laws. Additional SEC regulation already in place has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC publicly reporting company. In the current regulatory environment, a recent trend has been established to continue to introduce substantial additional regulations affecting financial markets and publicly reporting companies. There can be no assurance that new regulations introduced in the future, will not significantly increase the cost of compliance for publicly traded companies. If we do not meet the public company reporting requirements designed to make current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we may incur substantial expenses in connection with the preparation of registration statements required to be filed in connection with the registration of securities under the Securities Act of 1933. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

We may be exposed to potential risks, penalties and expenses resulting from new requirements under the Sarbanes Oxley act of 2002.

In addition to the costs of compliance with having our shares of common stock listed on the OTC Bulletin Board and OTCQB, there are substantial penalties that could be imposed upon us if we fail to comply with all of regulatory requirements. In particular, under the Sarbanes-Oxley Act of 2002 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

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

Our common stock has historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. In addition, due to the current trading price range of our common stock many broker/dealers will not agree to honor sell orders or clear trades in our common stock. In this case, shareholders may be required to open a new brokerage account with one of the broker/dealers that is willing to honor sell orders in our common stock. There can be no assurance that such a broker/dealer would not impose higher commission rates on such sell orders than might be customary for more actively traded stock trading in higher price ranges. It is also possible that the number of buyers in the market for our common stock could be reduced if a potential investor expects that the effort to sell shares of our common stock is too cumbersome.

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

We have never declared any dividends. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. We currently intend to retain our future earnings, if any, to finance further research and development, commence production of the Coates Engine and pay for our general and administrative expenses. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no assurance that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Trading of our common stock is restricted by the SEC’S “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to executing a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our capital stock. Trading of our capital stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

George J. Coates and his family own a majority of our common stock allowing him to unilaterally determine the outcome of all matters submitted to our stockholders for approval, which influence may or may not conflict with our interests and the interests of our other stockholders.

George J. Coates, together with members of his family and related trusts, are beneficially entitled to approximately 90% of votes on matter submitted to a vote of the outstanding common stockholders at March 28, 2013 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

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

We have registered an aggregate of 17,500,000 shares of common stock under a registration statement covering shares of our common stock that may be issued under an Equity Line of Credit arrangement with Dutchess Opportunity Fund II, LP (“Dutchess”). Although as previously discussed, the registration statement covering these shares is not currently effective, we intend to undertake to restore the effectiveness of the registration statement as soon as practicable. Upon restoring the effectiveness, any sales of such shares into the public market by Dutchess will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

In addition, under an anti-dilution program in place as of January 1, 2012, George J. Coates, our majority shareholder will be issued one share of common stock of the Company for each new share issued under this equity line of credit. This will also dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

Existing stockholders may experience significant dilution from sales of our common stock and/or the conversion of our debt into shares of our common stock.

We continue to seek out new sources of working capital to fund our operations. The current economic environment, coupled with our going concern risk factors described above poses significant challenges to our ability to raise working capital. These factors significantly increase our borrowing costs in terms of conversion rates on convertible debt we issue. Should the investors in our convertible debt convert the debt into shares of our common stock and to the extent we sell new shares of our common stock, the existing shareholders will experience dilution of their ownership interests, liquidation rights and share of dividends, if any.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may, from time to time, approve the issuance of shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board may deem relevant at that time. At March 28, 2013, we had $100,000 face amount of convertible debt outstanding. This debt, if not prepaid within 180 days after the date of the convertible note is convertible into shares of our common stock at a 39%-40% discount from the lowest quoted bid prices, as defined, of our common stock during a defined trading period preceding the date of conversion. It is possible that we will issue additional securities to pay for services and reduce debt in the future.

 Anti-dilution protection for George J. Coates, stock awards to our officers and directors and exercise of stock options will cause additional shares of our common stock to be issued which will dilute the ownership interest and share of dividends of existing shareholders.

We have established anti-dilution protection for George J. Coates which provides that one new restricted share of common stock be issued to George J. Coates for each new share of common stock issued to any other investors. In addition, the board of directors may, from time to time, award shares of our common stock to our officers and directors as compensation. Finally, we have granted stock options to officers, directors, consultants and advisers, which may be exercised and converted into shares of our common stock at any time after such stock options become vested. The occurrence of these events will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.  PROPERTIES.

We own our executive offices and research and development facility, which is located in an approximately 25,000 square foot building on 7 acres in Wall Township, New Jersey, approximately 60 miles outside of New York City.

In our research and development operations, we own and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, a dynamometer, emission testing machines and computerized drafting and printing equipment. All such equipment is in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in which he asserts that we are liable to him for breach of an employment contract that we assert never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. We intend to vigorously defend this lawsuit and have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities to induce us and/or Coates Motorcycle Company, Ltd. to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self-interest rather than our interests. We believe that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to our financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. Trial is currently scheduled for May 28, 2013. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims.

We have, in prior years, without prejudice to our position that the employment contract never became effective, accrued compensation under the terms of the employment agreement for accounting purposes only, of $96,000 of salary. Although we do not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

We are not a party to any other litigation that is material to our business.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock is traded on the OTC Bulletin Board and OTCQB, ticker symbol COTE. The closing price of the common stock on March 28, 2013 was $0.028 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2012 and 2011 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012:
High	$0.16	$0.13	$0.08	$0.07
Low	$0.12	$0.05	$0.05	$0.01
2011:
High	$0.24	$0.56	$0.29	$0.20
Low	$0.17	$0.16	$0.14	$0.12

Holders

At March 28, 2013 the number of holders of record of our common stock was 769.

Recent Sales of Unregistered Securities

The following issuances of securities during the fourth quarter of 2012 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

We issued a $32,500 principal amount, 8% convertible promissory note and received net proceeds of $30,500, net of financing costs of $2,000. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

An aggregate of $74,200 principal amount of convertible promissory notes held by one noteholder, plus accrued interest of $1,700, was converted by the holder into 2,784,587 unregistered shares of our common stock.

In a series of transactions, we sold 1,528,788 restricted shares of our common stock and 2,324,242 common stock warrants to purchase one share of our common stock at exercise prices ranging from $0.045 to $0.06 per share in consideration for $80,000 received from the son of a director.

We sold 384,615 restricted shares of our common stock in consideration for $25,000 to one of our directors. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

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

Securities Authorized for Issuance under Equity Compensation Plans

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by our board of directors by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to our employees. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted in any calendar year to any employee under the Stock Plan shall not exceed 25% of that number.

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

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the board shall, as to outstanding awards (on the same basis or on different bases as the board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the board deems appropriate, the estimated fair market value of which (as determined by the board in its sole discretion) shall not materially differ from the estimated fair market value of the shares of common stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the board may, on the same basis or on different bases as the board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the estimated fair market value (as determined by the board in its sole discretion) for the shares subject to such Options over the exercise price thereof. Unless otherwise determined by the board (on the same basis or on different bases as the board shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. We may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

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

The following table sets forth information with respect to our securities authorized for issuance as of March 28, 2013, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:	11,697,000	$0.1788	803,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	11,697,000	$0.1788	803,000

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

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as the Company raises sufficient working capital, it will procure new cast-steel head castings to resolve the cracked head problems with the engines originally shipped to Almont and undertake field testing of the generators, after which, it will begin larger scale production. We continue to be engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

Plan of Operation

We have completed development of the CSRV system technology-based generator engine and are prepared to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada.

We intend to take advantage of the fact that essentially all the components of the Gen Sets may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the Gen Sets in the two following ways:

●
Assembly – to develop assembly lines within our premises. We intend to initially commence production on a small scale. This will enable us to prove our concept for the CSRV system technology and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large-scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures. To date, we have not been successful in securing the necessary working capital for this purpose.

●	Licensing the CSRV system technology to OEM’s – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include sale of CSRV products, selling shares of our common stock through the equity line of credit arrangement with Dutchess Opportunity Fund II, LP, sales of our common stock and warrants through private transactions, issuances of promissory notes and convertible promissory notes, sales of our equity and/or debt securities through private placement offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors and additional Release Payments from Almont. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates during the year ended December 31, 2011, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the Years Ended December 31, 2012 and 2011

Our principal business activities and efforts during 2012 and 2011 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start up of large scale manufacturing operations, including applications to and negotiations with certain states that are actively offering business, finance and tax incentives to new businesses willing to relocate their operations in order to stimulate their economy and create new jobs within the state; and (ii) developing plans for transitioning to large scale manufacturing in anticipation of our CSRV system technology achieving widespread market acceptance.

Although we incurred substantial net losses for the years ended December 31, 2012 and 2011 of $4,530,000 and $2,992,000, respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was significantly less than these net losses amounting to ($1,108,000) and ($1,338,000) in 2012 and 2011, respectively. Included in the net losses for financial reporting purposes in 2012 and 2011 was non-cash stock-based compensation expense of $2,388,000 and $1,031,000, respectively, unpaid accrued interest expense of $410,000 and $404,000, respectively, a reserve for slow-moving and obsolete inventory of $236,000 in 2012 and an increase in the fair value of embedded derivative liabilities of $165,000 in 2011. Also, included in 2012, was non-cash other income from a decrease in the fair value of embedded derivative liabilities of $130,000.

Revenue

There were no sales in 2012 as we are working on securing sufficient working capital to manufacture additional Gen Sets. Sales amounted to $125,000 for the year ended December 31, 2011 arising from the sale of a CSRV natural gas powered industrial electric power generator to Almont Energy, Inc. Gross margin on this sale after costs of sales of $65,000 amounted to $60,000.

There were no revenues from research and development in 2012. Revenues from research and development for the year ended December 31, 2011 amounted to $150,000, which consisted of a non-refundable partial payment of the Release Payment, as provided for by our Escrow Agreement with Almont.

Sublicensing fee revenue for the years ended December 31, 2012 and 2011 amounted to $19,000 and $14,000, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV technology patent in force at that date.

Other income in 2012 of $60,000 consisted of insurance proceeds from a business interruption loss of $50,000 and recognition of unearned income of $10,000. There was no other income in 2011.

Expenses

Research and Development Expenses

Research and development expenses increased by $466,000 or 130% to $826,000 in 2012 from $360,000 in 2011. This net increase is primarily due to (i) a $236,000 write-off in 2012 of slow moving and obsolete inventory charged to research and development expenses because the inventory items are no longer suitable for manufacturing, (ii) an increase in compensation and benefits allocated to research and development expenses of $57,000, (iii) an increase in stock-based compensation expense allocated to research and development of 85,000, (iv) a charge to research and development expense of $115,000 for the estimated remediation costs for Gen Sets previously sold that experienced cracked heads; partially offset by (v) a decrease in parts and materials utilized in research and development of ($26,000).

General and Administrative Expenses

General and administrative expenses increased by $1,242,000 or 59% to $3,332,000 in 2012 from $2,090,000 in 2011. This net increase was primarily related to increases in (i) stock-based compensation expense of $1,275,000 primarily due to anti-dilution shares of common stock awarded, but not issued, to George J. Coates in 2012; and,(ii) increases in investor relations expenses of $61,000, legal and professional fess of 13,000, offering costs of $8,000, patent maintenance costs of $6,000 and printing costs of $6,000, partially offset by decreases in (i) compensation and benefits of ($47,000) as a higher amount of compensation and benefits was allocated to research and development expenses, (ii) marketing expenses of ($23,000), (iii) office expenses of ($19,000), (iv) travel and entertainment of ($10,000), (v) utilities of ($9,000), (vi) S.E.C. compliance costs of ($8,000), (vii) parts used of ($5,000), (viii) real estate taxes of ($4,000) and (ix) net other expenses of ($2,000).

In order to preserve our working capital, George J. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of their compensation for certain periods in 2013 and 2012, which as of March 25, 2013, amounted to approximately $38,000, $75,000 and $5,000, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Loss from Operations

A loss from operations of ($4,204,000) was incurred in 2012 compared with a loss from operations of ($2,296,000) in 2011.

Other Income (Expense)

For the years ended December 31, 2012 and 2011, other operating income (expense) amounted to $190,000 and ($165,000), respectively, included a decrease (increase) of $130,000 and ($165,000), respectively, in the estimated fair value of an embedded derivative liability related to the variable conversion rate on the outstanding balance of convertible promissory notes. Also, included in other income for the year ended December 31, 2012, was insurance proceeds of $50,000 related to business interruption losses caused by the superstorm known as Sandy in November 2012. These proceeds reimbursed costs incurred included in operating expenses in the accompanying statement of operations for the year ended December 31, 2012. The balance of the other income of $10,000 is from the recognition of non-refundable unearned income related to the termination of discussions to enter into a business transaction with a Chinese manufacturing company.

Depreciation and amortization expense decreased to $66,000 in 2012 from $70,000 in 2011.

Interest Expense

Interest expense decreased to $516,000 in 2012 from $531,000 in 2011. Interest expense in 2012 consisted of non-cash interest related to convertible promissory notes of $307,000, mortgage loan interest of $122,000, interest on promissory notes to related parties of $78,000, amortization of deferred financing costs of $8,000 and interest on the 10% convertible promissory notes of $1,000. Interest expense in 2011 consisted of mortgage loan interest of $126,000, non-cash interest expense related to convertible promissory notes of $346,000, interest on promissory notes to related parties of $49,000, amortization of deferred financing costs of $9,000 and interest on the 10% convertible promissory notes of $1,000.

Deferred Taxes

In 2012 and 2011, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the year ended December 31, 2012, we incurred a net loss of ($4,530,000) or ($0.01) per share, as compared with net loss of ($2,992,000) or $0.01 per share for 2011. Included in the net losses for the years ended December 31, 2012 and 2011 was $2,952,000 and $1,606,000, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at December 31, 2012 was $13,000, or a decrease of ($40,000) from the cash position of $53,000 at December 31, 2011. We had a working capital deficit of ($5,893,000) at December 31, 2012 which represents a ($2,140,000) decrease from the ($3,753,000) of negative working capital at December 31, 2011. Our current liabilities of $6,034,000 at December 31, 2012, increased by $1,806,000 from $4,228,000 at December 31, 2011. This increase primarily resulted from a $493,000 increase in accounts payable and accrued liabilities, a $1,460,000 increase in deferred compensation and a $60,000 increase in promissory notes to related parties, partially offset by a $108,000 decrease in the derivative liability related to convertible promissory notes, a $34,000 decrease in the net carrying amount of convertible promissory notes, a $10,000 decrease in unearned revenue and a $55,000 principal repayment of the mortgage loan payable.

Operating activities utilized cash of ($1,108,000) for the year ended December 31, 2012, a decrease of $230,000 from the cash utilized for operating activities of ($1,338,000) for the year ended December 31, 2011. Cash utilized by operating activities in the year ended December 31, 2012 resulted primarily from (i) a cash basis net loss of ($1,578,000) (after adding back non-cash stock-based compensation expense of $2,388,000, non-cash interest expense of $410,000, a provision for slow-moving and obsolete inventory of $236,000, depreciation and amortization of $66,000 and non-cash financing costs of $12,000, partially offset by a non-cash other operating income representing the change in embedded derivative liability of $130,000, non-cash licensing revenues of ($19,000) and unearned revenues of ($10,000); and (ii) an increase of $470,000 in accounts payable and accrued liabilities.

Cash generated from financing activities amounted to $1,069,000 in 2012. This was comprised of proceeds from private sales of shares of common stock and common stock warrants to the son of a director aggregating $355,000, proceeds $259,000 from sales of common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, issuances of convertible promissory notes aggregating $244,000, proceeds from issuances of promissory notes to related parties, net of repayments, amounting to $230,000 and proceeds from a sales of shares of common stock to one of our directors amounting to $35,000, partially offset by principal repayments of ($55,000) on the mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, amounting to ($31,227,000), as of December 31, 2012 and had a stockholders’ deficiency of ($3,937,000). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses. In addition, the mortgage loan on our headquarters and research and development facility matures July 2013. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 15, 2013 with respect to our financial statements as of and for the year ended December 31, 2012 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2012, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to raise working capital to enable us to commence production of our CSRV system technology products, research and development and general administrative costs in support of such activities.

During the years ended December 31, 2012 and 2011, we raised $1,123,000 and $1,357,000, respectively, of new working capital from sales of our common stock and common stock warrants, issuance of promissory notes to related parties and issuance of convertible promissory notes. We also received insurance settlement proceeds of $50,000 in 2012 and realized a gross sales margin of $60,000 and revenues from research and development of $150,000 in 2011. Through March 28, 2013, we raised additional working capital of $198,000, consisting of proceeds, net of repayments, from issuances of promissory notes to George J. Coates and Bernadette Coates, spouse of George J. Coates amounting to $65,000 and $37,000, respectively, net proceeds of a convertible promissory note of $60,000 and sales of common stock and warrants to the son of a director of $35,000.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional Release Payments are currently due us amounting to $5,847,000 under the Escrow Agreement. At this time, Almont is unable to pay the balance due us until it raises sufficient new working capital. As a result, we have needed to rely more heavily on other sources for raising new working capital for our operations. Almont, which has been assigned the Canadian License and rights to the US License, is required to remit to us 60% of the proceeds from any new working capital raised, with the exception of proceeds of equipment lease financing transactions. In addition, the annual minimum purchase requirements under both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective upon the commencement of production of the Gen Sets for Almont). Almont is a privately held company. Its ability to make the Release Payments due to us and to honor the minimum purchase requirements under the licenses is dependent on its success in raising new equity capital and its ability to generate positive cash flow. Thus far, Almont has made nonrefundable payments to us totaling $150,000 in 2011 and $700,000 prior thereto. Prior to Almont becoming the assignee of the Canadian License and rights to the US License, WWE made nonrefundable payments to us totaling $4,303,000. At this time, it is unlikely that Almont will be able to make additional payments to us for the Release Payment until we raise sufficient new working capital to commence production and shipments of Gen Sets to Almont. We continue to seek out new prospective customers interested in licensing our technology; however, there can be no assurance that we will be able to secure such new licensing agreements.

Sources of working capital and new funding being pursued by us include (i) sales of common stock and warrants in private transactions, (ii) issuances of promissory notes and convertible promissory notes, (iii) new equity investment and/or up front licensing fees from prospective new sublicensees, (iv) a private placement of equity securities; (v) additional non-refundable payments of the Release Payment under the Escrow Agreement, (vi) resumption of manufacturing and sales of CSRV Units; and, (vii) cash down payments from potential new customers. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

At December 31, 2012, current liabilities were primarily comprised of deferred compensation payable of $1,912,000, a $1,575,000 mortgage loan which matures in July 2013, $1,020,000, legal fees due to a law firm for its representation of us in litigation over the past several years, promissory notes and a convertible note due to related parties aggregating $518,000, an embedded derivative liability related to our convertible promissory notes of $135,000, $77,000 related to convertible promissory notes, net of unamortized discount, unearned revenue of $19,000, $175,000 of accrued compensation and benefits, accrued interest expense of $118,000, accounts payable of $49,000, other legal and professional fees of $220,000 and other accrued expenses of $215,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2012 (rounded to thousands of dollars):

	Total	Amount due within 2013
Deferred compensation payable	$1,912,000	$1,912,000
Mortgage loan payable	1,575,000	1,575,000
Promissory notes to related parties	507,000	507,000
Convertible promissory notes	120,000	120,000
Maturity of 10% promissory notes	10,000	10,000
Total	$4,124,000	$4,124,000

Total non-cash compensation cost related to nonvested stock options at December 31, 2012 that has not been recognized was approximately $179,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 6 months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Consolidated Financial Statements as of and for the Years ended December 31, 2012 and 2011 beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of our management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists the current members of our board of directors and our executive officers as of March 28, 2013. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates. The board of directors did not meet during the year ended December 31, 2012.

Name	Age	Position

George J. Coates	73	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	42	Director, co-Secretary and President, Technology Division

Barry C. Kaye	59	Director, Treasurer and Chief Financial Officer

Dr. Richard W. Evans	81	Director and co-Secretary

Dr. Frank Adipietro	55	Director *, **

Dr. Michael J. Suchar	57	Director *, **

Richard Whitworth	64	Director *, **, ***

*           Serves as an independent director.
**         Serves as a member of our compensation committee
***       Serves as a member of our audit committee

George J. Coates is our founder and served from the inception of the Company until October 2006 as a director, Chairman of the Board of Directors, President and Chief Executive Officer, Thereafter, he was employed by us in a non-executive position, and was considered by us as to be a significant employee. Effective March 2007, Mr. Coates assumed the position of Chairman of our Board. He replaced his son Gregory Coates who continues to serve as a Director, co-Secretary and President, Technology Division. Mr. Coates was also appointed Chief Executive Officer and President at that time.

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

During the year ended December 31, 2012, the Audit Committee held one audit committee meeting. In connection with the audit of our financial statements as of and for the years ended December 31, 2012 by Cowan, Gunteski & Co., P.A., our Independent Public Accounting Firm, our audit committee has communicated with Cowan, Gunteski & Co., P.A. regarding the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the audit committee has received the written disclosures and the letter from Cowan, Gunteski & Co., P.A. required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Cowan, Gunteski & Co., P.A. their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for the years ended December 31, 2012 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

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

The Compensation Committee did not meet during the year ended December 31, 2012.

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

Involvement in Certain Legal Proceedings

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in which he asserts that we are liable to him for breach of an employment contract that we assert never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because we had cause to terminate our relationship with Mr. Goldsmith. We intend to vigorously defend this lawsuit and have instituted a counterclaim against Mr. Goldsmith. We believe that Mr. Goldsmith misrepresented his background and capabilities to induce us and/or Coates Motorcycle Company, Ltd. to hire him. We are also contending that certain of Mr. Goldsmith's business decisions were made to further his self-interest rather than our interests. We believe that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to our financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. Trial is currently scheduled for May 28, 2013. We intend to vigorously defend against Mr. Goldsmith’s claims and pursue our counterclaims.

Our officers and directors are not a party to any other litigation that is material to our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than ten 10 percent of any class of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such reports filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation of specified executive officers and directors for the years ended December 31, 2012 and 2011 (rounded to thousands of dollars):

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards		Stock Option Awards		Anti-dilution Awards		All Other Compensation		Total

George J. Coates	2012	$250,000	(1)	$-		$116,000	(3)	$1,674,000	(4)	$27,000	(5)	$2,067,000
Chief Executive Officer	2011	$270,000	(1)	$255,000	(2)	$450,000	(3)	$22,000	(4)	$30,000	(5)	$1,027,000
and President

Barry C. Kaye	2012	$-		$-		$-		$-		$67,000	(6)	$67,000
Chief Financial Officer	2011	$-		$-		$-		$-		$104,000	(6)	$104,000
and Treasurer

Gregory Coates	2012	$150,000	(7)	$-		$-		$-		$23,000	(5)	$173,000
President, Technology Division	2011	$162,000	(7)	$-		$432,000	(8)	$-		$28,000	(5)	$622,000

Richard W. Evans	2012	$-		$-		$200,000	(10)	$-		$-		$200,000
Secretary and Director	2011	$-		$264,000	(9)	$35,000	(10)	$-		$-		$299,000

(1)
George J. Coates was compensated under an employment agreement which terminated in October 2011 and we have not entered into another employment agreement. For the years ended December 31, 2011, Mr. Coates was also paid $20,000 for unused vacation time.

(2)
No stock awards were made in 2012. During the year ended December 31, 2011, we made compensatory stock awards to Mr. Coates to recognize his tireless efforts and many years of dedicated service and support to the Company. This included 620,000 restricted shares of common stock with an estimated fair market value on the date of award of $130,000, which includes the estimated cost for the Company’s obligation under this award to pay the resulting personal income taxes of Mr. Coates. The shares underlying this award have not yet been issued. For the year ended December 31, 2011, we also made a compensatory award of 50,000 shares of Series A Preferred Stock representing the right to 500,000,000 shareholder votes with an estimated fair market value on the date of award of $125,000.

(3)
During the year ended December 31, 2012 and 2011, we granted 1,815,000 and 1,800,000 common stock options with exercise prices of $0.25 and $0.06 per share, respectively, to George J. Coates. These stock options expire in June 2027 and July 2026, respectively. The grant in 2012 will fully vest in June 2013 and the grant in 2011 became fully vested in July 2012.

(4)
Effective January 1, 2012, we established a new anti-dilution arrangement for George J. Coates which was approved by the board of directors and provides for the award of one new restricted share of our common stock to Mr. Coates for each new share of stock issued to any non-Coates family members as a result of a sale or conversion. Under the new arrangement, no shares of stock would be issued to George J. Coates in connection with any new shares of common stock issued upon sale or conversion of the our securities pursuant to any public offerings by the Company. For the year ended December 31, 2012, 20,275,046 shares of our common stock with an estimated fair market value of $1,674,000 were awarded to Mr. Coates for anti-dilution. Issuance of these shares was deferred until January 2013.

Prior to 2012, we had established an anti-dilution arrangement, approved by the board of directors, for George J. Coates which was designed to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock. As a result of this arrangement, Mr. Coates would not experience a dilution in his voting percentage in connection with any matters brought before the shareholders for a vote. This arrangement was terminated as of December 31, 2011. For the year ended December 31, 2011, 8,882 shares of Series A Preferred Stock with an estimated fair market value of $22,000 representing the right to 88,820,000 shareholder votes were issued to George J. Coates pursuant to this anti-dilution arrangement in effect.

(5)	Other compensation for George J. Coates and Gregory Coates consisted of health and dental insurance, life insurance and payroll taxes for the years ended December 31, 2012 and 2011, respectively.

(6)
These amounts represent payments to Mr. Kaye for consulting services provided to us during 2012 and 2011, respectively. For the year ended December 31, 2012, Mr. Kaye earned an additional $47,000, which was not paid and has been deferred until the Company has sufficient working capital to remit payment to him. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2012.

(7)
Gregory Coates was being compensated under an employment agreement which terminated in October 2011 and we have not entered into another employment agreement. For the year ended December 31, 2011 Gregory Coates was also paid $12,000 for unused vacation time.

(8)
During the year ended December 31, 2011, we granted 1,800,000 common stock options to Gregory Coates which expire in 2026 with an exercise price of $0.24 per share. These stock options became fully vested in August 2012.

(9)
During the year ended December 31, 2011, we made a compensatory stock award of 1,100,000 restricted shares of our common stock to Dr. Richard W. Evans to recognize his years of service and support to the Company. These shares were not issued until April 2012. We have agreed to pay all the personal income taxes related to his receipt of this award. The estimated fair market value of these awards, including estimated taxes to be paid by us amounted to $264,000.

(10)
During the year ended December 31, 2012, we granted 3,125,000 common stock options with an exercise price of $0.06 per share to Dr. Richard W. Evans. These stock options will fully vest in June 2013 and expire in 2027. The estimated fair value of these stock options on the date of grant was $200,000 and $43,000, respectively. During the year ended December 31, 2011, we granted 200,000 common stock options with an exercise price of $0.25 per share to Dr. Richard W. Evans, which expire in 2026. The estimated fair market value of these stock options on the date of grant was $35,000. These stock options became fully vested in February 2012.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to our executives as of December 31, 2012:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-		-	$0.44	10/23/2021
	50,000	-		-	$0.43	11/3/2024
	275,000	-		-	$0.40	11/18/2025
	1,800,000	-		-	$0.25	7/26/2026
		1,815,000	(1)	-	$0.06	6/24/27
Gregory Coates	500,000	-		-	$0.44	10/23/2021
	1,800,000	-		-	$0.24	8/8/2026
Barry C. Kaye	125,000	-		-	$0.44	10/17/2021

(1) These stock options shall become fully vested on June 25, 2013.

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

The following summarizes the compensation paid to our non-employee directors for the year ended December 31, 2012 (rounded to thousands of dollars):

Name of Director	Year Ended December 31,	Fees Earned or Paid in Cash	Stock Options Awarded (1)	Restricted Stock Awarded	Total Compensation

Dr. Frank J. Adipietro	2012	$-	$43,000	$-	$43,000
Dr. Richard W. Evans	2012	$-	$200,000	$-	$200,000

(1)
During the year ended December 31, 2012, we granted 3,125,000 and 667,000 common stock options with an exercise price of $0.06 per share to Dr. Richard W. Evans and Dr. Frank J. Adipietro, respectively. These stock options will fully vest in June 2013 and expire in 2027. The estimated fair value of these stock options on the date of grant was $200,000 and $43,000, respectively.

Employment contracts, termination of employment and change-in-control arrangements

There are currently no employment contracts with any of our employees and there have been no terminations or change-in-control arrangements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 28, 2013 for:

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

Percentage ownership calculations are based on 339,384,756 shares outstanding as of March 28 2013. Addresses of named beneficial owners are c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
				Shares Beneficially Owned
Name of Beneficial Owner	Outstanding Shares Beneficially Owned		Right to Acquire Within 60 Days After March 26, 2012	Number		Percentage

George J. Coates	235,832,857	1	3,125,000	238,957,857	(1)	69.17%

Gregory Coates	14,032,520		2,300,000	16,332,520		4.73%

Dr. Richard Evans	4,869,087		275,000	5,144,087		1.49%

Dr. Frank Adipietro	3,735,364		160,000	3,895,364		1.13%

Barry C. Kaye	975,358		125,000	1,100,358		0.32%

Dr. Michael J. Suchar	310,800		47,222	358,022		0.10%

Richard Whitworth	-		25,000	25,000		0.01%

All executive officers and directors as a group (7 persons)	259,755,986		6,057,222	265,813,208		76.95%

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse and 1,165,507 shares owned by The Coates Trust, which is controlled by George J. Coates as Trustee. Beneficial ownership of these shares is disclaimed by George J. Coates.

George J. Coates owns 72,883 shares of Series A Preferred Stock which entitles him to 728,830,000 votes at all matters brought before the common stockholders for a vote. When added to the votes he is entitled to from his shares of common stock owned, the total number of votes represents an aggregate voting interest of more than 90%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Promissory Notes to Related Parties

During the years ended December 31, 2012 and 2011, we issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $195,000 and $375,000, respectively, and repaid promissory notes in the aggregate principal amount of $31,000 and $125,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the years ended December 31, 2012 and 2011, we issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $76,000 and $12,000, respectively, and repaid promissory notes in the aggregate principal amount of $10,000 and $18,000, respectively. The promissory notes are payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.
In December 2011, we issued promissory notes to two of the Company’s directors, Dr. Richard W. Evans and Dr. Frank J. Adipietro and received cash proceeds of $120,000 and $50,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. During the year ended December 31, 2012, by mutual agreement between us and Dr. Richard W. Evans, a promissory note due to him in the principal amount of $120,000, was converted into 2,000,000 restricted shares of our common stock. During the year ended December 31, 2012, by mutual agreement between us and Dr. Frank J. Adipietro, a promissory note due to him in the principal amount of $50,000, plus accrued interest thereon of $7,000 was converted into 639,939 restricted shares of our common stock.

During the year ended December 31, 2011, by mutual agreement between us and Dr. Richard W. Evans, a promissory note due to him in the principal amount of $100,000, plus accrued interest thereon of $31,000 was converted into 768,648 restricted shares of our common stock. During the year ended December 31, 2011, by mutual agreement between us and Dr. Frank J. Adipietro, a promissory note due to him in the principal amount of $150,000, plus accrued interest thereon of $38,000 was converted into 1,100,922 restricted shares of our common stock.

In March 2011, by mutual consent, promissory notes, due to The Coates Trust, a trust controlled by George J. Coates, in the aggregate principal amount of $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of our common stock.

10% Convertible Note with a Related Party

A $10,000, 10% Convertible Note, which is held by Dr. Michael J. Suchar, director, is convertible at the option of the holder, into shares of our common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on our common stock during the time the convertible note was outstanding. We have reserved 22,222 shares of our common stock for conversion of this note.

Share Issuances

In a series of transaction throughout the year ended December 31, 2012, we sold 5,557,375 restricted shares of our common stock, and 10,839,752 warrants to purchase one share of our common stock at exercise prices ranging from $0.045 to $0.12 per share in consideration for $355,000 received from the son of a director. In a series of transactions throughout the year ended December 31, 2011, we sold 1,930,035 restricted shares of our common stock, and 1,930,035 warrants to purchase one share of our common stock at exercise prices ranging from $0.25 to $0.35 per share in consideration for $525,000 received from the son of a director.

In March 2012, 190,185 unregistered shares of our common stock were sold to the son of a director in consideration for 185,185 tradable shares of common stock which were used to make a non-cash payment for services rendered to us.

During the year ended December 31, 2012, 551,281 restricted shares of our common stock were issued to Dr. Frank J. Adipietro, director in consideration for $35,000.

In 2011, we sold 200,000 restricted shares of our common stock in consideration for $50,000 received from Dr. Richard W. Evans.

In a series of transaction throughout the year ended December 31, 2012, a total of 20,275,046 shares of our restricted common stock were awarded to George J. Coates under an anti-dilution program in effect during the year. Of this amount, 18,593,313 shares of common stock were originally issued throughout 2012. In December 2012 these shares were cancelled and restored to unissued status. The entire 20,275,046 shares of common stock awarded in 2012 were then issued in January 2013. The estimated fair value of these shares amounted to $1,674,000.
In 2011, we granted a compensatory stock award of 620,000 restricted shares of our common stock to George J. Coates with an estimated fair value of $87,000, which amount is included in deferred compensation payable in the accompanying consolidated balance sheet as of December 31, 2012 and 2011 because final issuance of these shares has been deferred until 2013.

In April 2012, 1,100,000 and 240,000 restricted shares of our common stock that were originally awarded in December 2011 were issued to Dr. Richard W. Evans and Dr. Frank J. Adipietro, respectively. We are obligated to reimburse these directors for the incremental income taxes they incur as a result of these stock awards.

Stock Option Grants

In June 2012, we granted 1,815,000, 3,125,000 and 667,000 stock options to George J. Coates, Dr. Richard W. Evans and Dr. Frank J. Adipietro, respectively, with an exercise price per share of $0.06. These options vest in June 2013 and expire in 2027. The estimated fair value of these stock options was approximately $116,000, $200,000 and $43,000, respectively.

In August 2011, options to purchase 1,800,000 shares of our common stock at an exercise price of $0.24 per share were granted to Gregory Coates, director and son of George J. Coates. These options became vested in August 2012 and expire in August 2026. The estimated fair value of these stock options was $432,000.

In July 2011, options to purchase 1,800,000 shares of our common stock at an exercise price of $0.25 per share were granted to George J. Coates. These options became vested in July 2012 and expire in July 2026. The estimated fair value of these stock options was $450,000.

In February 2011, options to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share were granted to Dr. Richard W. Evans. These options became vested in February 2012 and expire in February 2026. The estimated fair value of these stock options was approximately $35,000.

All of these transactions were authorized by the board of directors. Proceeds from sales of common stock and warrants and from issuances of promissory notes were used for general working capital purposes.

Consulting Fees

For the year ended December 31, 2012, Barry C. Kaye, Treasurer and Chief Financial Officer was paid consulting fees of approximately $67,000. For the year ended December 31, 2012, Mr. Kaye earned an additional $47,000, which was not paid and has been deferred until the Company has sufficient working capital to remit payment to him.

Director Independence

We have used the definition of “independence” contained in the listing rules of The NASDAQ Stock Market to make the determination as to whether or not our directors are independent, because our common stock is not currently listed on a national securities exchange. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

* Serves as an independent director. ** Serves as a member of our compensation committee *** Serves as a member of our audit committee

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On March 1, 2013, Meyler & Company, LLC (“Meyler”), Certified Public Accountants resigned as our Independent Registered Public Accounting Firm because they combined their practice with Cowan, Gunteski & Co., P.A. (“Cowan”).

On March 4, 2013, we engaged Cowan as our Independent Registered Public Accounting Firm, the surviving accounting firm from the combination of Meyler & Company, LLC with Cowan.

Cowan has not billed us for any services in the years ended December 31, 2012 and 2011.

Audit Fees

During the years ended December 31, 2012 and 2011, Meyler billed us in the aggregate $60,000 and $71,375 for professional services rendered for their audit of our annual financial statements for the years ended December 31, 2011 and 2010, respectively, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2012 and 2011, respectively.

Audit-related Fees

Meyler did not provide any audit-related services in the year ended December 31, 2012. For the year ended December 31, 2011, Meyler billed us $5,725 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1.

Tax Fees

Meyler did not provide any tax-related services in the year ended December 31, 2012. For the year ended December 31, 2011 Meyler billed us $6,500 for professional services rendered for tax-related services covering the tax year ended December 31, 2010.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

All of the above services were approved in accordance with the above adoptive rules of the Securities and Exchange Commission.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report.

(1)	Consolidated Financial Statements.

Audited consolidated financial statements of Coates International, Inc. as of December 31, 2012 and 2011 and for the years then ended are presented on beginning on page F-1.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

Exhibit No.		Description

3.1 @	-	Restated Certificate of Incorporation

3.1(i) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) @	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) ◆	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.2 @	-	Bylaws

4.1Ý		Certification of Designation of Series A Preferred Stock, effective April 30, 2009

4.2Ý		Certificate of Amendment of Certification of Designation of Series A Preferred Stock, effective May 24, 2011

10.1 +	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 +	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 +	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 ~	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.5 *	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.6 @	-	Cooperation Agreement executed June 16, 2010 between the Company and Tongji University of China

10.7 ¢	-	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.8Ã	-	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.9Ã	-	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.10¦	-
Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

10.11Ó	-
Securities Purchase Agreement between the Company and Asher Enterprises, Inc. covering the sale of a $78,500 convertible promissory note, dated August 19, 2010. Substantially identical Securities Purchase Agreement between the Company and Asher Enterprises, Inc. covering the sale of convertible promissory notes during the years ended December 31, 2010, 2011 and 2012 are not being filed as exhibits.

10.12Ó	-
$78,500 Convertible Promissory Note, dated August 19, 2010, issued to Asher Enterprises, Inc. Substantially identical Convertible Promissory Notes issued to Asher Enterprises, Inc. during the years ended December 31, 2010, 2011 and 2012 are not being filed as exhibits.

10.13ª	-	Investment Agreement, dated June 6, 2011, between the Company and Dutchess Opportunity Fund II, LP

10.14ª	-	Registration Rights Agreement, dated June 6, 2011, between the Company and Dutchess Opportunity Fund II, LP

10.15 #	-	Agreement between Coates International, Ltd. and S.W.T., dated May 21, 2011.

10.16 &	-	Letter from Cummins confirming supply arrangement with Coates International, Ltd.

10.17º	-
Letter from Meyler & Company, LLP to the Securities and Exchange Commission dated March 4, 2013 regarding the circumstances of their resignation as Independent Registered Public Accounting Firm for the Company.

14.1Ý		Code of Business Conduct and Ethics

21.1Ý	-	List of Subsidiaries

31.1Ý	-	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2Ý	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Ý	-	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2Ý	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS Ý	-	XBRL Instance Document.

101.SCH Ý	-	XBRL Taxonomy Extension Schema Document.

101.CALÝ	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF Ý	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Ý	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Ý	-	XBRL Taxonomy Extension Presentation Linkbase Document

_______________
@	Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 000-33155.

◆	Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.

+	Incorporated by reference from the Company's Registration Statement and amendments thereto filed September 9, 2001 on Form 10-SB with the Securities and Exchange Commission, File No. 000-33155.

~	Incorporated by reference from the Company’s Form 10-KSB/A for the year ended December 31, 2005.

*	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

¢	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.

Ã	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

¦	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Ó	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2010.

ª	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2011.

#	Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed on June 24, 2011.

&	Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 24, 2011.

º	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.

Ý  Filed or In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2013.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman and Chief Executive Officer

By:	/s/ Barry C. Kaye
Barry C. Kaye, Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)
George J. Coates		April 15, 2013

/s/ Gregory Coates	Director, co-Secretary and President-Technology Division
Gregory Coates		April 15, 2013

/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)
Barry C. Kaye		April 15, 2013

/s/ Richard W. Evans	Director and co-Secretary
Richard W. Evans		April 15, 2013

/s/ Michael J. Suchar	Director
Michael J. Suchar		April 15, 2013

/s/ Frank J. Adipietro	Director
Frank J. Adipietro		April 15, 2013

/s/ Richard Whitworth	Director
Richard Whitworth		April 15, 2013

Coates International, Ltd. and Subsidiaries

Index to Consolidated Financial Statements

December 31, 2012 and 2011

COWAN, GUNTESKI & CO., P.A.
CERTIFIED PUBLIC ACCOUNTANTS
730 HOPE ROAD
TINTON FALLS, NJ 07724

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying consolidated balance sheets of Coates International, Ltd. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2012. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coates International, Ltd. and Subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

Tinton Falls, New Jersey
April 15, 2013

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying consolidated balance sheets of Coates International, Ltd. and Subsidiary as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2011. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coates International, Ltd. and Subsidiary as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meyler & Company, LLC

Middletown, New Jersey
March 29, 2012

Coates International, Ltd. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2012	2011

Assets
Current Assets
Cash	$13,303	$52,955
Inventory, net	111,115	387,483
Deferred offering costs	16,207	33,969
Total Current Assets	140,625	474,407
Property, plant and equipment, net	2,241,847	2,303,073
Deferred licensing costs, net	55,299	59,583
Total Assets	$2,437,771	$2,837,063

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,797,439	$1,304,309
Deferred stock-based compensation payable	1,911,775	451,800
Mortgage loan payable	1,575,000	1,630,000
Promissory notes to related parties	507,694	447,440
Derivative liability related to convertible promissory notes	135,263	243,306
Convertible promissory notes, net of unamortized discount	77,363	111,775
Unearned revenue	19,124	29,124
10% Convertible note	10,000	10,000
Total Current Liabilities	6,033,658	4,227,754
License deposits	341,400	360,600
Total Liabilities	6,375,058	4,588,354

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 72,883 and 72,883 shares issued and outstanding at December 31, 2012 and 2011, respectively	73	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 305,078,818 and 284,127,846 shares issued and outstanding at December 31, 2012 and 2011, respectively	30,508	28,413
Additional paid-in capital	27,259,253	24,917,261
Accumulated deficit	(31,227,121)	(26,697,038)
Total Stockholders' Deficiency	(3,937,287)	(1,751,291)
Total Liabilities and Stockholders' Deficiency	$2,437,771	$2,837,063

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd. and Subsidiaries
Consolidated Statements of Operations
For the Year Ended December 31,

	2012	2011

Sales	$-	$125,000
Cost of goods sold	-	65,446
Gross Margin	-	59,554
Revenue from research and development	-	150,000
Sublicensing fee revenue	19,200	14,400
Total Revenues	19,200	223,954
Expenses:
Research and development costs	825,504	359,463
General and administrative expenses	3,332,205	2,090,198
Depreciation and amortization	65,509	69,891
Total Expenses	4,223,218	2,519,552
Loss from Operations	(4,204,018)	(2,295,598)
Other Income (Expense):
Decrease (Increase) in estimated fair value of embedded derivative liabilities	130,146	(165,472)
Other income	60,000	-
Total other income (expense)	190,146	(165,472)
Interest expense, net	(516,211)	(530,495)
Loss Before Income Taxes	(4,530,083)	(2,991,565)
Provision for income taxes	-	-
Net Loss	$(4,530,083)	$(2,991,565)

Basic net loss per share	$(0.01)	$(0.01)
Basic weighted average shares outstanding	302,946,983	280,953,780
Diluted net loss per share	$(0.01)	$(0.01)
Diluted weighted average shares outstanding	302,946,983	280,953,780

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd. and Subsidiaries
Statements of Stockholders' Deficiency
For the Two Years Ended December 31, 2012

	Series A Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2011	14,001	$14	275,906,253	$27,591	$22,553,853	$(23,705,473)	$(1,124,015)
Issuance of Series A Preferred Stock to George J. Coates	58,882	59			147,109		147,168
Issuance of common stock to son of a director			1,930,036	193	524,807		525,000
Issuance of common stock to director			200,000	20	49,980		50,000
Conversion of convertible promissory notes to common stock			3,046,480	304	349,656		349,960
Issuance of common stock in satisfaction of promissory notes to related parties			3,035,077	304	517,529		517,833
Issuance of common stock under equity line of credit			10,000	1	1,489		1,490
Beneficial Conversion Feature on convertible promissory notes					325,055		325,055
Adjustment of embedded derivative liability related to convertible promissory notes					15,783		15,783
Stock-based compensation expense					432,000		432,000
Net Loss for the Year						(2,991,565)	(2,991,565)
Balance, December 31, 2011	72,883	73	284,127,846	28,413	24,917,261	(26,697,038)	(1,751,291)
Issuance of common stock to Dutchess Opportunity Fund II, LP			2,256,677	226	258,496		258,722
Issuance of common stock to director			551,281	55	34,945		35,000
Issuance of common stock and warrants to son of a director			5,747,560	575	379,149		379,724
Conversion of Convertible Promissory Notes			8,415,515	842	371,348		372,190
Issuance of common stock in satisfaction of promissory notes to related parties			3,547,279	354	231,413		231,767
Issuance or common stock to George J. Coates under anti-dilution arrangements			18,593,313	1,859	1,609,909		1,611,768
Common stock awarded to officers and directors			1,960,000	196	301,004		301,200
Cancellation of common stock previously issued to George J. Coates			(20,120,653)	(2,012)	(1,750,996)		(1,753,008)
Stock-based compensation expense					713,932		713,932
Beneficial Conversion Feature on Convertible Promissory Notes					192,792		192,792
Net loss for the year						(4,530,083)	(4,530,083)
Balance, December 31, 2012	72,883	$73	305,078,818	$30,508	$27,259,253	$(31,227,121)	$(3,937,287)

The accompanying notes are an integral part of these financial statements.

Coates International Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2012	2011

Net Cash Flows Used in Operating Activities
Net loss for the Year	$(4,530,083)	$(2,991,565)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Stock based compensation expense	2,388,307	1,030,968
Accrued interest not paid	410,144	403,561
Provision for slow moving and obsolete inventory	235,942	-
(Decrease) Increase in fair value of embedded derivative liabilities	(130,146)	165,472
Depreciation and amortization	65,509	69,891
Amortization of financing costs	11,822	4,269
Non-cash licensing revenues	(19,200)	(14,400)
Recognition of unearned revenues	(10,000)	(125,000)
Cost of sales not requiring an outlay of cash	-	53,473
Research & development expenses not requiring an outlay of cash	-	17,764
Changes in Operating Assets and Liabilities
Interest reserve account - restricted	-	1,643
Accounts Receivable	(10)	11,440
Inventory	-	44,516
Deferred Financing Costs	-	(47,238)
Accounts Payable and accrued liabilities	469,586	27,408
Unearned revenue	-	10,000
Net Cash (Used in) Operating Activities	(1,108,129)	(1,337,798)
Net Cash Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	355,000	525,000
Issuance of common stock to director	35,000	50,000
Issuance of common stock under equity line of credit	258,722	1,490
Issuance of convertible promissory note	244,500	367,000
Issuance of promissory notes to related parties	270,755	556,595
Repayment of promissory notes to related party	(40,500)	(142,692)
Release from Interest reserve	-	60,000
Repayment of Mortgage Loan	(55,000)	(80,000)
Net Cash Provided by Financing Activities	1,068,477	1,337,393

Net Decrease in Cash	(39,652)	(405)
Cash, beginning of period	52,955	53,360
Cash, end of period	$13,303	$52,955

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$112,029	$138,516

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$372,190	$349,960
Conversion of promissory notes to related parties	231,768	517,833
	$603,958	$867,793

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2012 and 2011 for the Two Years then Ended
(All amounts rounded to thousands of dollars)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988. Coates International, Ltd. and its majority-owned subsidiaries Coates Oklahoma Engine Manufacturing, Ltd. (“Coates Oklahoma”) and Coates Hi-Tech Engines, Ltd. (Coates Hi-Tech”) (collectively, the “Company”) operate in Wall Township, New Jersey. The Company’s majority-owned subsidiaries had not commenced operations as of December 31, 2012.

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

Coates Hi-Tech was formed in 2012 for the purpose of applying for a package of business, finance and tax benefit incentives from state and local municipalities. Certain states and their municipalities generally will offer such incentives to companies as an inducement to establish manufacturing operations within their jurisdiction, resulting in a stimulus to their economy and the creation of new jobs. Should the Company accept such an incentive package and decide to locate its manufacturing operations in a particular state, it would be required to raise substantial new working capital to carry out such an undertaking.

Coates Oklahoma was formed in 2011 for the purpose of applying for a package of business, finance and tax benefit incentives. Oklahoma generally will offer such incentives to companies as an inducement to establish manufacturing operations in Oklahoma, resulting in a stimulus to the state economy and the creation of new jobs. Should the Company decide to locate its manufacturing operations in Oklahoma, it would be required to raise substantial new working capital to carry out this undertaking.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from sales of stock, short term promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates and certain directors, fees received from research and development of prototype models, licensing fees and a small number of CSRV engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses.

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2012, had a stockholders’ deficiency of ($3,937,000). The Company will be required to renegotiate the terms of an extension of a $1,575,000 mortgage loan which matures in July 2013, or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the December 31, 2012, the Company had negative working capital of ($5,893,000) compared with negative working capital of ($3,753,000) at the end of 2011.

During the years ended December 31, 2012 and 2011, the Company raised $1,123,000 and $1,357,000, respectively, of new working capital from the following:

Description	2012	2011
Sales of shares of common stock and warrants to the son of a director	$355,000	$525,000
Sales of common stock to a director	35,000	50,000
Sales of common stock under equity line of credit	259,000	1,000
Issuance of convertible promissory notes	244,000	367,000
Issuance of promissory notes to related parties, net of repayments	230,000	414,000
	$1,123,000	$1,357,000

For the year ended December 31, 2011, the Company also received cash from research and development of $150,000 and earned gross profit of $60,000 from the sale of a CSRV electric power, engine generator.

In the fourth quarter of 2011, the Company identified cracks on the lower engine heads of its Gen Sets that resulted from a defect in the manufacturing by one of its suppliers. Based on testing of the Gen Set to confirm the Company’s resolution of this problem, management believes it has determined the cause of this cracked head condition. As soon as the Company raises sufficient working capital, it will procure new cast-steel head castings to resolve the cracked head problems with the engines originally shipped to Almont and undertake field testing of the generators, after which, it will begin larger scale production.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financials statements for the year ended December 31, 2011 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2012.

Principles of Consolidation

The financial statements of the Company were consolidated with the accounts of Coates Hi-Tech Engines, Ltd., a majority-owned subsidiary commencing in July 2012 and Coates Oklahoma Engine Manufacturing, Ltd., a majority-owned subsidiary commencing in August 2011. Neither of these companies had commenced operations at December 31, 2012. All significant intercompany transactions and accounts were eliminated in consolidation.

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

Unearned revenue represents a deposit from a customer for a CSRV Gen Set order. Revenue is recognized as described above.

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

The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life through 2027 of the last CSRV technology patent in force, at that date.

Research and Development

Research and development costs are expensed when incurred. For the year ended December 31, 2012, the Company charged $115,000 to expense for the estimated remediation costs for previously sold Gen Sets determined to have cracked heads.

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

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred. Advertising expense amounted to $5,000 and $28,000 for the years ended December 31, 2012 and 2011, respectively.

Stock-Based Compensation

Compensation expense relating to stock-based payments is recognized as an expense using the fair value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award. The Company incurs non-cash, stock-based compensation expense for stock options awarded and for awards of restricted shares of its common stock under it 2006 Stock Option and Incentive Plan.

Deferred Stock-Based Compensation

Deferred stock-based compensation represents the estimated fair value of restricted shares of the Company’s common stock awarded to officers and directors, issuance of which has been delayed into the future, plus the estimated amount of the Company’s obligation to pay the personal income taxes of the award recipient.

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

In the event that facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability is performed. Should such evaluation indicate that there has been an impairment of one or more long-lived assets, the cost basis of such assets would be adjusted accordingly, at that time.

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

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the years ended December 31, 2012 and 2011. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 17, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

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

The Company is highly dependent on Almont Energy Inc. (“Almont”) for cash flows, revenues and profits. Almont is the successor in interest under agreements with the Company including (i) a research and development agreement and an exclusive sub-licensing agreement covering the sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“Gen Sets”) for use in the generation of electrical power within the territory of Canada, and; (ii) the rights, subject to the provisions of a related escrow agreement, to an exclusive sub-licensing agreement covering the sale and distribution of Gen Sets for use in the generation of electrical power within the territory of the United States (the “Almont Agreements”). During the year ended December 31, 2011, the Company received a payment of $150,000 from Almont under these agreements. At December 31, 2012, Almont was obligated to the Company under the Almont Agreements for $5,847,000. In addition, Almont is also obligated to remit an additional $49 million toward the licensing fee provided for under the US License Agreement. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont.

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

At December 31, 2012 and 2011 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $55,000 and $60,000, respectively. Amortization expense for the years ended December 31, 2012 and 2011 amounted to $4,000 and $4,000, respectively.

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

In 2008, the Company also entered into an escrow agreement with WWE that provides conditional rights to a second sublicense agreement between the Company and WWE for the territory of the United States (the “US License”). The US License had been deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee of $50 million.

In early 2010, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the Escrow Agreement, to Almont, a privately held, independent third party entity based in Alberta, Canada.

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. Almont and WWE had been making periodic nonrefundable payments to the Company to pay down the Release Payment, including a payment of $150,000 during the year ended December 31, 2011. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At December 31, 2012, the remaining balance of the Release Payment was $5,847,000.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

●
The Release Payment Date, as defined in the Escrow Agreement had been extended to March 19, 2012. In early 2012, we agreed to extend the Release Payment Date under the Escrow Agreement until March 2014 to compensate for the delay caused by the late delivery of Gen Sets. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●
Almont also became obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. However, the entire $49 million licensing fee is required to be paid on or before February 19, 2016.

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, is based on its projected assessment of the marketplace demand for industrial generators and projects Gen Set purchases of up to 11,000 CSRV Units per year over the next 5 years. The Company would not be able to accommodate that demand until it ramps up its production capacity, which would likely require several years, once it enters into large scale production. Almont intends to issue standard purchase orders, issued based on market and customer demand. The Company is unable to confirm any orders until we have sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

6. NON-BINDING PRELIMINARY LETTER OF INTENT TO MERGE WITH S.W.T. IN CHINA

In May 2011, the Company entered into a non-binding letter of intent with S.W.T., an established heavy equipment manufacturer in China providing for the merger of the two companies. The parties have verbally agreed to discontinue further action towards a merger transaction. Neither party incurred any costs to terminate this relationship.

7. COOPERATION AGREEMENT WITH TONGJI UNIVERSITY OF CHINA

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

8. INVENTORY

Inventory at December 31, consisted of the following:

	2012	2011
Raw materials	$439,000	$473,000
Work-in-process	59,000	65,000
Finished goods	-	-
Less: Reserve for obsolescence	(387,000)	(151,000)
Total	$111,000	$387,000

During the year ended December 31, 2012, the Company determined that components and parts inventory with a carrying value of $236,000 became obsolete and, accordingly, charged this amount to research and development expense, thereby increasing the reserve for slow-moving and obsolete inventory to $387,000.

9. INVESTMENT IN MAJORITY-OWNED SUBSIDIARIES

Coates Hi-Tech Engines, Ltd. was formed in 2012 for the purpose of applying for a package of business, finance and tax benefit incentives in one or more states. The Company holds an approximately 66% interest in this company. Certain states generally will offer such incentives to companies as an inducement to establish manufacturing operations in their state, resulting in a stimulus to the state economy and the creation of new jobs. Should the Company decide to locate its manufacturing operations in one or more of these states, it would be required to raise substantial new working capital to carry out this undertaking.
Coates Oklahoma was formed in 2011 for the purpose of applying for a package of business, finance and tax benefit incentives. The Company holds an approximately 66% interest in this company. Oklahoma generally will offer such incentives to companies as an inducement to establish manufacturing operations in Oklahoma, resulting in a stimulus to the state economy and the creation of new jobs. Should the Company decide to locate its manufacturing operations in Oklahoma, it would be required to raise substantial new working capital to carry out this undertaking.

10. LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV technology patent in force, at that date. Sublicensing fee revenue for the years ended December 31, 2012 and 2011 amounted to $19,000 and $14,000, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2012	2011
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(737,000)	(676,000)
Total	$2,242,000	$2,303,000

Depreciation expense amounted to $61,000 and $66,000 for the years ended December 31, 2012 and 2011, respectively.

12. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2013. Interest expense for the years ended December 31, 2012 and 2011 on this mortgage amounted to $122,000 and $126,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2012 was $1,575,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

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

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31 are as follows:

	2012	2011
Legal and professional fees	$1,240,000	$1,043,000
Accrued compensation and benefits	175,000	140,000
General and administrative expenses	149,000	82,000
Accrued interest expense	118,000	39,000
Research and development costs	115,000	-
Total	$1,797,000	$1,304,000

14. PROMISSORY NOTES TO RELATED PARTIES

During the years ended December 31, 2012 and 2011, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $195,000 and $375,000, respectively, and repaid promissory notes in the aggregate principal amount of $31,000 and $125,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the years ended December 31, 2012 and 2011, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $76,000 and $12,000, respectively, and repaid promissory notes in the aggregate principal amount of $10,000 and $18,000, respectively. The promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

In December 2011, the Company issued promissory notes to two of the Company’s directors, Dr. Richard W. Evans and Dr. Frank J. Adipietro and received cash proceeds of $120,000 and $50,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. During the year ended December 31, 2012, by mutual agreement between the Company and Dr. Richard W. Evans, a promissory note due to him in the principal amount of $120,000, was converted into 2,000,000 restricted shares of the Company’s common stock. During the year ended December 31, 2012, by mutual agreement between the Company and Dr. Frank J. Adipietro, a promissory note due to him in the principal amount of $50,000, plus accrued interest thereon of $7,000 was converted into 639,939 restricted shares of the Company’s common stock.

During the year ended December 31, 2011, by mutual agreement between the Company and Dr. Richard W. Evans, a promissory note due to him in the principal amount of $100,000, plus accrued interest thereon of $31,000 was converted into 768,648 restricted shares of the Company’s common stock. During the year ended December 31, 2011, by mutual agreement between the Company and Dr. Frank J. Adipietro, a promissory note due to him in the principal amount of $150,000, plus accrued interest thereon of $38,000 was converted into 1,100,922 restricted shares of the Company’s common stock.

In March 2011, by mutual consent, promissory notes, due to The Coates Trust, a trust controlled by George J. Coates, in the aggregate principal amount of $180,000, plus accrued interest thereon of $18,000 were converted into 1,165,507 shares of the Company’s common stock.

15. 10% CONVERTIBLE NOTE TO RELATED PARTY

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

16. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

The Company entered into a series of securities purchase agreements (the “Purchase Agreements”) with an investor and issued convertible promissory notes, as follows:

Issued	Principal Amount	Stated Interest Rate	Maturity	Unamortized Discount at 12/31/12	Effective Interest Rate	Principal Balance, 12/31/12
February 2011	$32,000	8.00%	November 2011	$-	147%	-
May 2011	100,000	8.00%	February 2012	-	147%	-
July 2011	79,000	8.00%	April 2012	-	147%	-
September 2011	52,000	8.00%	June 2012	-	123%	-
October 2011	52,000	8.00%	July 2012	-	147%	-
November 2011	52,000	8.00%	August 2012	-	92%	-
January 2012	52,000	8.00%	October 2012	-	130%	-
April 2012	43,000	8.00%	January 2013	-	125%	-
June 2012	43,000	8.00%	March 2013	-	141%	12,000
August 2012	43,000	8.00%	May 2013	12,000	142%	43,000
September 2012	32,000	8.00%	June 2013	14,000	122%	32,000
November 2012	33,000	8.00%	August 2013	17,000	101%	33,000
	$613,000			$43,000		$120,000

At December 31, 2011, the principal amount of convertible promissory notes outstanding and the unamortized discount thereon was $235,000 and $83,000, respectively.

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

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) which is required to be valued and accreted to interest expense over the six month minimum conversion period of the Convertible Notes. At December 31, 2012, the unamortized discount on the convertible promissory notes amounted to $43,000, which has been netted against the balance of the outstanding promissory notes in the accompanying consolidated balance sheet. For the years ended December 31, 2012 and 2011, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $295,000 and $330,000, respectively.

In accordance with GAAP, the conversion features associated with the convertible promissory notes represent derivatives. The estimated fair value of the embedded derivative liability is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding, was measured as the aggregate estimated fair value, based on Level 2 inputs, and amounted to $135,000 and $243,000, at December 31, 2012 and 2011, respectively. The income (expense) from the change in the estimated fair value of the embedded derivative liabilities amounted to $130,000 and ($165,000) for the years ended December 31, 2012 and 2011, respectively. This amount is included in the accompanying statements of operations as change in embedded derivative liability.

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

Effective January 1, 2012, a new anti-dilution arrangement was established, pursuant to which George J. Coates, majority shareholder, is to be issued one restricted share of common stock of the Company for each new share issued to any person or entity that is not a member of the Coates family.

During the year ended December 31, 2012:

●
The Company sold in a series of transactions, 5,557,375 restricted shares of its common stock, and 10,839,752 warrants to purchase one share of its common stock at exercise prices ranging from $0.045 to $0.12 per share and received proceeds of $355,000 from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

●	The Company issued 190,185 restricted shares of its common stock to the son of a director in consideration for 185,185 tradable shares of common stock which were utilized to pay for services.

●
The Company sold a total of 551,281 restricted shares of its common stock in consideration for $35,000 to Dr. Frank J. Adipietro, director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

●
The Company sold a total of 2,256,677 registered shares of its common stock under an equity line of credit with Dutchess Opportunity Fund II, LP and received proceeds of $259,000. (See Note 23.) There were no offering costs related to the sales of these shares.

●
In a series of transactions, $293,000 principal amount of convertible promissory notes, including $12,000 of accrued interest thereon were converted into 8,415,515 restricted shares of the Company’s common stock.

●
The Company issued 1,100,000 and 240,000 restricted shares of its common stock to Dr. Richard W. Evans and Dr. Frank J. Adipietro, directors, respectively. These shares were originally awarded as compensatory stock awards in 2011.

●	By mutual agreement, a $120,000 principal amount promissory note due to Dr. Richard W. Evans was converted into 2,000,000 restricted shares of the Company’s common stock.

●
By mutual agreement, a $50,000 principal amount promissory note, plus accrued interest thereon of $7,000, due to Dr. Frank J. Adipietro, was converted into 639,939 restricted shares of the Company’s common stock.

●
Under the anti-dilution arrangement which became effective January 1, 2012, George J. Coates was awarded 20,275,046 restricted shares of the Company’s common stock during the year ended December 31, 2012. Of this amount, 18,593,313 shares of common stock were initially issued throughout 2012. In December 2012, these shares were cancelled and restored to unissued status. The entire 20,275,046 shares of common stock awarded in 2012 were then reissued in January 2013. The estimated fair value of these shares was $1,674,000, which amount is included in stock-based compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

During the year ended December 31, 2011:

●
The Company sold in a series of transactions, 1,930,035 restricted shares of its common stock, and 1,930,035 warrants to purchase one share of its common stock at exercise prices ranging from $0.25 to $0.35 per share and in consideration for $525,000 received from the son of a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

●
The Company sold 200,000 restricted shares of its common stock in consideration for $50,000 received from Dr. Richard W. Evans. This transaction was a private sale of unregistered, restricted securities pursuant to a stock purchase agreement.

●
In a series of transactions, $350,000 principal amount of convertible promissory notes, including $13,000 of accrued interest thereon were converted into 3,046,480 restricted shares of the Company’s common stock.

●
The Company sold 10,000 registered shares of its common stock under an equity line of credit with Dutchess Opportunity Fund II, LP and received proceeds of $1,000. (See Note 23.) There were no offering costs related to the sale of these shares.

●
The outstanding balance of promissory notes issued to The Coates Trust, a trust controlled by George J. Coates, totaling approximately $198,000, including accrued interest thereon, was converted into 1,165,507 restricted shares of the Company's common stock.

●
The outstanding balance of promissory notes issued to Richard W. Evans and Frank J. Adipietro, including accrued interest totaling approximately $131,000 and $188,000, respectively, were converted into 768,848 and 1,100,922 restricted shares, respectively, of the Company's common stock.

●
The Company granted a compensatory stock award of 620,000 restricted shares of its common stock to George J. Coates. These shares were initially issued and later cancelled and restored to unissued status in 2012. The estimated fair value of these shares was $87,000. This amount is included in deferred stock-based compensation payable in the accompanying balance at December 31, 2012.

At December 31, 2012, the Company had reserved 46,166,880 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

In order to enable the Company to raise needed working capital, an anti-dilution arrangement was established which authorized the issuance of shares of Series A Preferred Stock to George J. Coates to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock (except that no Series A Preferred Stock shall be issued to George J. Coates to restore the Coates Family voting percentage in connection with any new shares of common stock issued upon sale or conversion of the Company’s securities pursuant to public offerings by the Company). This anti-dilution arrangement was terminated on December 31, 2011 and replaced with a new anti-dilution arrangement as previously described.

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

In 2010, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. Based on this estimated valuation, the aggregate estimated fair value of the Series A Preferred Stock provided to Mr. Coates in 2011 amounted to $147,000. This amount, which did not require any outlay of cash, was recorded as stock-based compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2011.

18. UNEARNED REVENUE

The Company has received a non-refundable deposit of $19,000 from Almont in connection with its order for a natural gas fueled electric power CSRV engine generator, which is included in unearned revenue in the accompanying consolidated balance sheet at December 31, 2012.

19. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the year ended December 31, 2012 and 2011 amounted to $19,000 and $14,000, respectively. The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV technology patent in force at that date.

20. OTHER INCOME

Other income includes insurance proceeds of $50,000 related to business interruption losses caused by the superstorm known as Sandy in November 2012. These proceeds reimbursed costs incurred included in operating expenses in the accompanying statement of operations for the year ended December 31, 2012. The balance of the other income of $10,000 is from the recognition of non-refundable unearned income related to the termination of discussions with S.W.T.

21. INCOME (LOSS) PER SHARE

At December 31, 2012, the Company had 36,658,370 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	5,607,000	$0.0600	-	5,607,000
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	333,333	0.0450	N/A	N/A
Common stock warrants	400,000	0.0500	N/A	N/A
Common stock warrants	2,181,819	0.0550	N/A	N/A
Common stock warrants	2,000,000	0.0600	N/A	N/A
Common stock warrants	4,269,838	0.0625	N/A	N/A
Common stock warrants	571,529	0.0700	N/A	N/A
Common stock warrants	666,666	0.0900	N/A	N/A
Common stock warrants	416,667	0.1200	N/A	N/A
Common stock warrants	1,200,000	0.2500	N/A	N/A
Common stock warrants	833,333	0.2700	N/A	N/A
Common stock warrants	333,333	0.3000	N/A	N/A
Common stock warrants	153,846	0.3250	N/A	N/A
Common stock warrants	1,028,570	0.3500	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.4500	N/A	N/A
8% Convertible promissory notes	10,550,214	(1)	N/A	N/A
Total	36,658,370

(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at December 31, 2012, was $120,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to December 31, 2012.

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

(1) The principal amount of convertible promissory notes outstanding, none of which were eligible for conversion at December 31, 2011, was $235,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying the convertible notes outstanding at December 31, 2012 was determined based on the three lowest closing bid prices during the ten trading days prior to December 31, 2011.

For the years ended December 31, 2012 and 2011, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those years and the effect of including them in the calculation would have been anti-dilutive.

22. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan.

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

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the board shall, as to outstanding awards (on the same basis or on different bases as the board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation, or (c) such other securities or other consideration as the board deems appropriate, the fair market value of which (as determined by the board in its sole discretion) shall not materially differ from the fair market value of the shares of common stock subject to such awards immediately preceding the acquisition. In addition to, or in lieu of the foregoing, with respect to outstanding stock options, the board may, on the same basis or on different bases as the board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the board in its sole discretion) for the shares subject to such stock options over the exercise price thereof. Unless otherwise determined by the board (on the same basis or on different bases as the board shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The Company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

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

In June 2012, options to purchase 1,815,000, 3,125,000 and 667,000 shares of the Company’s common stock at an exercise price of $0.06 per share were granted to George J. Coates, Dr. Richard W. Evans and Dr. Frank J. Adipietro, respectively. These options become fully vested June 2013 and expire June 2027.

In August 2011, options to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.24 per share were granted to Gregory Coates, director and son of George J. Coates. These options became vested in August 2012 and expire in August 2026.

In July 2011, options to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to George J. Coates. These options became vested in July 2012 and expire in July 2026.

In February 2011, options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share were granted to Dr. Richard W. Evans. These options became vested in February 2012 and expire in February 2026.

The estimated fair value of stock options granted during the years ended December 31, 2012 and 2011 was $358,000 and $917,000, respectively. The estimated fair value of 3,800,000 and 385,000 stock options which vested during the years ended December 31, 2012 and 2011 was $917,000 and $75,000, respectively. The estimated fair value of 3,800,000 nonvested stock options at December 31, 2012 was $358,000. Total compensation cost related to nonvested stock options at December 31, 2012 that has not been recognized was $179,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 6 months.

For the years ended December 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense amounting to $714,000 and $432,000, respectively, relating to stock option grants. For the years ended December 31, 2012 and 2011, $229,000 and $144,000, respectively, of this amount was allocated to research and development expenses, $-0- and $3,000, respectively, of this amount was allocated to inventory and $485,000 and $285,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/11	$0.44	2,290,000	12	1,905,000	0.44	0.36
Stock options granted	0.24	1,800,000	15	-	0.24	0.24
Stock options granted	0.25	2,000,000	15	-	0.25	0.24
Vested	0.40 - 0.44	-	11	285,000	0.40	0.22
Balance, 12/31/11	0.25 -1.00	6,090,000	12	2,290,000	0.32	0.28
Stock options granted	0.06	5,607,000	15	-	0.06	0.06
Vested	0.24	-	14	1,800,000	0.24	0.24
Vested	0.25	-	14	2,000,000	0.25	0.24
Balance, 12/31/12	0.06 – 1.00	11,697,000	14	6,090,000	0.19	0.18

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

The valuation assumptions were determined as follows:

●
Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant for options granted in 2012 and 2011. Prior to 2011, the Company obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage.

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

●	No expected dividends.

The following table sets forth information with respect to stock options outstanding at December 31, 2012:

Name	Title	Number of Shares of Common Stock Underlying Stock Options	Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000(1) 50,000(1) 275,000(1) 1,800,000(1) 1,815,000(2)	$0.44 0.43 0.40 0.25 0.06	10/23/2021 11/4/2024 11/17/2025 7/25/2026 6/24/27
Gregory Coates	Director and President, Technology Division	500,000(1) 1,800,000(1)	0.44 0.24	10/23/2021 8/8/2026
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000(1)	0.44	10/18/2021
Dr. Frank J. Adipietro	Non-employee Director	25,000(1) 50,000(1) 85,000(1) 667,000(2)	0.44 0.43 0.40 0.06	3/28/2022 11/3/2024 11/17/2025 6/24/27
Richard W. Evans	Non-employee Director and Secretary	25,000(1) 50,000(1) 200,000(1) 3,125 000(2)	0.44 0.39 0.25 0.06	3/28/2022 12/27/2024 2/15/26 6/20/27
Dr. Michael J. Suchar	Non-employee Director	25,000(1)	0.44	3/28/2022
Richard Whitworth	Non-employee Director	25,000(1)	0.44	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000(1)	0.44	4/4/2022
Company Supplier	Company Supplier	30,000(1)	1.00	10/7/2015

(1) These stock options are fully vested.

(2) These options will fully vest in June 2013.

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

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put will be equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date (the “Pricing Period”). “Put Notice Date” is the trading day immediately following the day on which Dutchess receives a Put Notice from the Company. During the years ended December 31, 2012 and 2011, the Company sold 2,256,677 and 10,000 shares of its common stock under this equity line of credit and received proceeds of $259,000 and $1,000, respectively.

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) which became effective in August 2011, covering 17,500,000 shares of the common stock underlying the Investment Agreement. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement. Currently, the registration statement is not effective as it does not contain financial statements that are current. While the registration statement remains not effective, the Company is precluded from issuing additional Puts to Dutchess to raise additional working capital. The Company plans to file a post-effective amendment to this registration statement concurrent with or shortly after the filing of this report on Form 10-K, and will diligently endeavor to undertake the process, with the Securities and Exchange Commission, to restore the effectiveness of the registration statement as soon as practicable.

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

25. EMPLOYMENT AGREEMENTS

George J. Coates

George J. Coates was being compensated under an employment agreement which originally provided for annual salary of $183,549, an annual performance bonus, vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board authorized an increase in Mr. Coates’ annual base compensation under this prior agreement to $250,000. This employment agreement terminated in October 2011 and the Company has not entered into another employment agreement. Although George J. Coates is the majority shareholder of the Company, he could voluntarily terminate his employment with the Company at any time and for any reason. In such case, he would not be prevented from establishing one or more new businesses that might compete with the Company.

Gregory Coates

Gregory Coates was being compensated under an employment agreement which originally provided for annual salary of $79,898, plus vacation, sick leave and participation in health, dental and life insurance and any other established benefit plans. In August 2008, the board authorized an increase in Gregory Coates’ annual base compensation to $150,000. This employment agreement terminated in October 2011 and the Company has not entered into another employment agreement. Although Gregory Coates is a major shareholder of the Company, he could voluntarily terminate his employment with the Company at any time and for any reason. In such case, he would not be prevented from establishing one or more new businesses that might compete with the Company.

26. INCOME TAXES

Total deferred tax assets and valuation allowances are as follows at December 31:

	2012	2011

Current deferred tax asset - inventory reserve	$195,000	$100,000

Non-Current Deferred Tax Assets:
Net operating loss carryforwards	5,774,000	5,023,000
Stock-based compensation expense	1,436,000	734,000
Accrued liabilities not paid	492,000	442,000
Accrued interest on notes to related parties	64,000	-
Imputed interest related to convertible promissory notes	-	11,000
Total long-term deferred tax assets	7,767,000	6,391,000
Total deferred tax assets	7,961,000	6,491,000
Less: valuation allowance	(7,961,000)	(6,491,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31, are as follows:

	2012	2011

Federal tax provision (benefit) at the statutory rate	34.0%	34.0%
State income tax provision (benefit), net of federal benefit	(2.7)	(2.6)
Net change in net operating loss carryforwards	(16.6)	23.4
Stock-based compensation expense	(15.6)	(13.8)
Decrease (Increase) in estimated fair value of embedded derivative liabilities	2.9	(2.2)
Provision for slow-moving and obsolete inventory	(2.1)	-
Accrued interest not deductible for tax return purposes	(1.2)	(0.7)
Accrued liabilities not deductible for tax return purposes	(1.1)	(1.2)
Total	(2.4)	36.9
Valuation allowance	2.4	(36.9)
Effective tax rate	0.0%	0.0%

At December 31, 2012, the Company had available, $15,677,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2013 and 2032. At December 31, 2012, the Company had available $8,274,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2013 and 2032. For the years ended December 31, 2012 and 2011, the valuation allowance increased by $1,470,000 and decreased by ($940,000), respectively.

No liability for unrecognized tax benefits was required to be reported at December 31, 2012 and 2011. The Company has identified its federal tax return and state tax return in New Jersey as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2009 through 2011, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. For the years ended December 31, 2012 and 2011, there were no penalties and interest related to the Company’s income tax returns.

27. RELATED PARTY TRANSACTIONS

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the years ended December 31, 2012 and 2011 to related parties are discussed in detail in Note 17

Issuances of common stock under anti-dilution arrangements to George J. Coates during the year ended December 31, 2012 are discussed in detail in Note 17

Conversions of promissory notes to related parties converted into restricted shares of the Company’s common stock are discussed n detail in Note 14.

Issuances of Promissory Notes

Issuances of promissory notes to related parties during the years ended December 31, 2012 and 2011 to related parties are discussed in detail in Note 14.

The promissory notes to related parties are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

At December 31, 2012, interest accrued but not paid on outstanding promissory notes to related parties, aggregated $99,000.

Stock Options Granted

Stock options granted to related parties during the years ended December 31, 2012 and 2011 are discussed in detail in Note 22.

Issuance of Preferred Stock to George J. Coates

Shares of Series A Preferred Stock awarded to George J. Coates during the year ended December 31, 2011 is discussed in detail in Note 18.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of stock-based compensation for restricted shares of common stock awarded to George J. Coates and non-cash, stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the years ended December 31, 2012 and 2011, is summarized as follows:

	2012	2011
George J. Coates (a) (b) (c) (d) (e)	$277,000	$299,000
Gregory Coates (a) (f)	173,000	189,000
Bernadette Coates	77,000	81,000

(a)	Includes compensation paid in 2011for vacation earned but not taken.
(b)
Excludes compensation in 2012 consisting of 20,275,046 restricted shares of common stock awarded to George J. Coates pursuant to an anti-dilution arrangement in effect during the year ended December 31, 2012. Of this amount, 18,593,313 shares of common stock were initially issued throughout 2012. In December 2012, these shares were cancelled and restored to unissued status. The entire 20,275,046 shares of common stock awarded in 2012 were then reissued in January 2013. The estimated fair value of these shares was $1,674,000, which amount is included in stock-based compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

(c)
Excludes compensation paid in 2011 consisting of 58,882 shares of Series A Preferred Stock issued to George J. Coates consisting of 8,882 shares issued pursuant to an anti-dilution arrangement and 50,000 shares issued for a compensatory stock award. The estimated fair value of these shares amounted to $143,000. Each share of Series A Preferred Stock entitles the holder to 10,000 votes per share for all matters brought before the common stockholders for a vote.

(d)
Excluded from the amounts reported above for 2012 and 2011, are 1,815,000 and 1,800,000 stock options with exercise prices of $0.06 and $0.25 per share, respectively. The estimated fair values of these stock options at the dates of grant were $116,000 and $450,000, respectively.

(e)
Excluded from the amount reported above for 2011 are 620,000 restricted shares of common stock awarded to George J. Coates which have not been issued. The Company is obligated to pay the personal income taxes of Mr. Coates related to this award. The estimated fair value of these shares, including related income taxes on the date of award was approximately $130,000.

(f)
Excluded from the amounts reported above for 2011 are 1,800,000 stock options with an exercise price of $0.24 per share. The estimated fair value of these stock options at the date of grant was $432,000.

Barry C. Kaye, Treasurer and Chief Financial Officer, was paid consulting fees of approximately $67,000 and $104,000 in 2012 and 2011, respectively. For the year ended December 31, 2012, Mr. Kaye earned an additional $47,000, which was not paid and has been deferred until the Company has sufficient working capital to remit payment to him.

28. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2012:

	Total	Amount due within 2013
Deferred compensation payable	$1,912,000	$1,912,000
Mortgage loan payable	1,575,000	1,575,000
Promissory notes to related parties	507,000	507,000
Convertible promissory notes	120,000	120,000
Maturity of 10% promissory notes	10,000	10,000
Total	$4,124,000	$4,124,000

Total non-cash compensation cost related to nonvested stock options at December 31, 2012 that has not been recognized was approximately $179,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 6 months.

29. LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserts that the Company is liable to him for breach of an employment contract that never became effective. In the opinion of management, Mr. Goldsmith’s performance was unsatisfactory and, accordingly, he was offered the opportunity to resign. Further, management is of the opinion that the claim of Mr. Goldsmith is baseless because the Company had cause to terminate its relationship with Mr. Goldsmith. The Company intends to vigorously defend this lawsuit and has instituted a counterclaim against Mr. Goldsmith. The Company believes that Mr. Goldsmith misrepresented his background and capabilities to induce it and/or Coates Motorcycle Company, Ltd. to hire him. The Company also contends that certain of Mr. Goldsmith's business decisions were made to further his self-interest rather than its interests. The Company believes that Mr. Goldsmith's claims have no basis in fact and, accordingly, that the outcome of this legal action will not be material to its financial condition or results of operations. Efforts by the court to settle this matter have been unsuccessful. Trial is currently scheduled for May 28, 2013. The Company intends to vigorously defend against Mr. Goldsmith’s claims and pursue its counterclaims.

The Company had, in prior years, without prejudice to its position that the employment contract never became effective, accrued compensation under the terms of the employment agreement for accounting purposes only, of $96,000 of his salary. Although the Company does not intend to make any payments to Mr. Goldsmith in connection with this employment agreement, this amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The Company is not a party to any other litigation that is material to its business.

30. NEW ACCOUNTING PRONOUNCEMENT

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

31. SUBSEQUENT EVENTS

Private Sales of Shares of Common Stock and Common Stock Warrants

In February 2013, the Company issued 999,999 unregistered, restricted shares of common stock and 2,000,001 common stock warrants to purchase one share of restricted common stock at a price per share of $0.035 to the son of a director in consideration for $35,000. This transaction was a private sale of unregistered, restricted securities.

Issuance of Convertible Note

Subsequent to year-end, the Company entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one year anniversary of the notes. In March 2013, the Company issued a $67,000 principle amount convertible promissory note under this arrangement and received cash proceeds of $60,000. The arrangement provides for an approximately 10.5% original discount on the principal amount of each tranche, which is netted against the amount funded to the Company. The promissory note may be prepaid at any time within the first 90 days, upon which the interest for the outstanding period will be forgiven. The lender may convert the promissory notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trade price of the common stock in the 25 days prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of the first tranche of $67,000.

Conversion of Convertible Promissory Notes

Subsequent to year-end, an aggregate of $92,000 principal amount of the convertible promissory notes, including interest thereon amounting $5,000, was converted by the holder into 5,705,447,unregistered shares of the Company’s common stock.

Shares of Common Stock Sold to Dutchess Opportunity Fund II, LP

Subsequent to year-end, the Company sold 86,128 registered shares of its common stock to Dutchess under an equity line of credit and received cash of $3,000 which was used for working capital purposes.

Issuance of Anti-dilution shares to George J. Coates

Subsequent to year-end, the Company issued 20,275,045 restricted shares of common stock to George J. Coates pursuant an anti-dilution arrangement with an estimated fair value of $1,674,000. The shares were originally awarded in 2012.

Subsequent to year-end, the Company awarded and issued 6,705,446 restricted shares of common stock to George J. Coates pursuant an anti-dilution arrangement with an estimated fair value of $238,000.

Issuance of stock award to George J. Coates

Subsequent to year-end, the Company issued 620,000 restricted shares of common stock to George J. Coates representing compensatory shares of common stock originally awarded in 2011.The estimated fair value of the shares of $87,000, plus estimated additional personal income taxes of Mr. Coates for which the Company was obligated, was included in deferred compensation payable in the accompanying balance sheet at December 31, 2012 and 2011.

Promissory Notes Issued to Related Parties

Subsequent to year-end, in a series of transactions the Company issued promissory notes payable on demand to George J. Coates and received cash proceeds of $87,000. The Company also repaid $17,000 of such promissory notes bringing the total principal amount of outstanding promissory notes due to George J. Coates to $511,000. These notes bear interest at 17% per annum, compounded monthly.

Subsequent to year-end, in a series of transactions the Company issued promissory notes payable on demand to Bernadette Coates and received cash proceeds of $48,000. The Company also repaid $6,500 of such promissory notes bringing the total principal amount of outstanding promissory notes due to Bernadette Coates to $107,000. These notes bear interest at 17% per annum, compounded monthly.

Deferral of Compensation

In order to preserve our working capital, George J. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of their compensation for certain periods in 2013 and 2012, which as of March 25, 2013, amounted to approximately $38,000, $71,000 and $5,000, respectively. This deferred compensation is intended to be paid when raises sufficient new working capital.