Form 10-Q
period 2013-03-31
COATES INTERNATIONAL LTD \DE\
filed 2013-05-15
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 OR

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

(732) 449-7717
(Registrant's telephone number, including area code)

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

As of May 8, 2013, 339,434,756 shares of the Registrant’s common stock, par value $0.0001 per share were issued and outstanding.

COATES INTERNATIONAL, LTD. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Coates International, Ltd. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash	$17,072	$13,303
Inventory, net	111,115	111,115
Deferred offering costs	14,137	16,207
Total Current Assets	142,324	140,625
Property, plant and equipment, net	2,226,297	2,241,847
Deferred licensing costs, net	54,228	55,299
Total Assets	$2,422,849	$2,437,771

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,952,051	$1,797,439
Mortgage loan payable	1,560,000	1,575,000
Promissory notes to related parties	610,023	507,694
Deferred compensation payable	200,334	1,911,775
Convertible promissory notes, net of unamortized discount	28,330	77,363
Derivative liability related to convertible promissory notes	207,480	135,263
Unearned revenue	19,124	19,124
10% Convertible note	10,000	10,000
Total Current Liabilities	4,587,342	6,033,658
License deposits	336,600	341,400
Total Liabilities	4,923,942	6,375,058

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 72,883 and 72,883 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	73	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 339,384,756 and 305,078,818 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	33,938	30,508
Additional paid-in capital	29,497,865	27,259,253
Accumulated deficit	(32,032,969)	(31,227,121)
Total Stockholders' Deficiency	(2,501,093)	(3,937,287)
Total Liabilities and Stockholders' Deficiency	$2,422,849	$2,437,771

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2013	2012

Sublicensing fee revenue	$4,800	$4,800

Expenses:
Research and development costs	-	186,066
General and administrative expenses	623,612	1,054,776
Depreciation and amortization	16,621	15,068
Total Expenses	640,233	1,255,910
Loss from Operations	(635,433)	(1,251,110)
Other Income (Expense):
(Increase) decrease in estimated fair value of embedded derivative liabilities	(70,414)	28,592
Interest expense	(100,001)	(176,767)
Total other income (expense)	(170,415)	(148,175)
Loss Before Income Taxes	(805,848)	(1,399,285)
Provision for income taxes	-	-
Net Loss	$(805,848)	$(1,399,285)

Basic net loss per share	$-	$-
Basic weighted average shares outstanding	328,516,041	287,565,082
Diluted net loss per share	$-	$-
Diluted weighted average shares outstanding	328,516,041	287,565,082

The accompanying notes are an integral part of these consolidated financial statements.

Coates International Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Month Ended March 31,
	2013	2012

Net Cash (Used in) Operating Activities	$(188,601)	$(361,766)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants	35,000	250,143
Issuance of common stock under equity line of credit	3,041	-
Issuance of convertible promissory note	67,000	52,000
Issuance of promissory notes to related parties	125,329	42,600
Repayment of promissory notes to related party	(23,000)	(25,000)
Repayment of Mortgage Loan	(15,000)	(10,000)
Net Cash Provided by Financing Activities	192,370	309,743

Net Increase (Decrease) in Cash	3,769	(52,023)
Cash, beginning of period	13,303	52,955
Cash, end of period	$17,072	$932

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$29,452	$20,349

Supplemental Disclosure of Non-cash Financing Activities:
Deferred compensation payable paid with common stock	$1,761,175	$-
Conversion of convertible promissory notes	92,200	135,720
	$1,853,375	$135,720

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
(All amounts rounded to thousands of dollars)
(Unaudited)

1.     BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Coates International, Ltd. and its majority-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2013, had a stockholders’ deficiency of ($2,501,000). The Company will be required to negotiate the terms of an extension of a $1,560,000 mortgage loan which matures in July 2013, or successfully refinance the property with another lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company become unable to continue as a going concern.

Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to carry out the Company’s activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company continues to actively undertake efforts to secure new sources of working capital. At the March 31, 2013, the Company had negative working capital of ($4,445,000) compared with negative working capital of ($5,893,000) at December 31, 2012.

2.     ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of the Company were consolidated with the accounts of Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a majority-owned subsidiary since July 2012 and Coates Oklahoma Engine Manufacturing, Ltd. (“Coates Oklahoma”), a majority-owned subsidiary since August 2011. Neither of these companies had commenced operations at March 31, 2013. All significant intercompany transactions and accounts were eliminated in consolidation.

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the three month periods ended March 31, 2013 and 2012. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

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

The Company is highly dependent on Almont Energy Inc. (“Almont”) for cash flows, revenues and profits. Almont is the successor in interest under agreements with the Company including (i) a research and development agreement and an exclusive sub-licensing agreement covering the sale and distribution of natural gas fueled, industrial electric power CSRV engine generators (“Gen Sets”) for use in the generation of electrical power within the territory of Canada, and; (ii) the rights, subject to the provisions of a related escrow agreement, to an exclusive sub-licensing agreement covering the sale and distribution of Gen Sets for use in the generation of electrical power within the territory of the United States (the “Almont Agreements”). At March 31, 2013, Almont was obligated to the Company under the Almont Agreements for $5,847,000. In addition, Almont is also obligated to remit an additional $49 million toward the licensing fee provided for under the US License Agreement. It is not likely that Almont will be able to make additional payments of the amounts due to the Company until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont.

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

Under the License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party not controlled by the Company, with respect to the CSRV Intellectual Property.

At March 31, 2013, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $54,000. Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $1,000 and $1,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At March 31, 2013, the remaining balance of the Release Payment was $5,847,000.

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

The inability of Almont to make additional payments towards the balance of the Release Payment at this time, is having and adverse affect on the Company’s cash flow, results of operations and financial condition.

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, is based on its projected assessment of the marketplace demand for industrial generators of various sizes and kilowatt output. Almont projects Gen Set purchases of up to 11,000 CSRV Units per year over the next 5 years. The Company would not be able to accommodate that demand until it ramps up its production capacity, which would likely require several years, once it enters into large scale production. Almont intends to issue standard purchase orders, issued based on market and customer demand. The Company is unable to confirm any orders until we have sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

6.     COOPERATION AGREEMENT WITH TONGJI UNIVERSITY OF CHINA

The Company and the Coates Trust (collectively “Coates”) entered into a Cooperation Agreement with Tongji University of China (the “University”) for the purpose of enabling the University to undertake an evaluation and testing of the CSRV engine technology. The results of the evaluation and testing would be used to determine if, and to what extent, the engine technology could be applied in the manufacture and distribution of products in China. At this time, the parties are not actively working on this cooperation agreement, but may agree to do so at some point in the future.

7.     INVESTMENT IN MAJORITY-OWNED SUBSIDIARIES

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

8.     LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. This sublicense deposit is being recognized as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV technology patent in force, at that date. Sublicensing fee revenue for the three months ended March 31, 2013 and 2012 amounted to $5,000 and $5,000, respectively.

9.     INVENTORY

Inventory was comprised of the following:

	March 31, 2013	December 31, 2012
Raw materials	$439,000	$439,000
Work-in-process	59,000	59,000
Finished goods	-	-
Reserve for obsolescence	(387,000)	(387,000)
Total	$111,000	$111,000

10.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	March 31, 2013	December 31, 2012
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(753,000)	(737,000)
Total	$2,226,000	$2,242,000

Depreciation expense for the three months ended March 31, 2013 and 2012 was $16,000 and $14,000, respectively.

11.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Legal and professional fees	$1,297,000	$1,240,000
Accrued compensation and benefits	181,000	175,000
General and administrative expenses	213,000	149,000
Accrued interest payable	146,000	118,000
Research and development	115,000	115,000
Total	$1,952,000	$1,797,000

12.     MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2013. Interest expense for the three months ended March 31, 2013 and 2012 on this mortgage amounted to $30,000 and $31,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at March 31, 2013 was $1,560,000. The Company will be required to negotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

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

13.     PROMISSORY NOTES TO RELATED PARTIES

During the three months ended March 31, 2013 and 2012, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $82,000 and $42,000, respectively, and repaid promissory notes in the aggregate principal amount of $17,000 and $25,000, respectively, bringing the outstanding balance at March 31, 2013 to $507,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the three months ended March 31, 2013, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $43,000 and repaid promissory notes in the aggregate principal amount of $7,000, bringing the outstanding balance at March 31, 2013 to $102,000. There were no notes issued or repaid during the three months ended March 31, 2012. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the three months ended March 31, 2012, the Company had outstanding promissory notes with two of its directors, Dr. Richard W. Evans and Dr. Frank J. Adipietro with principal balances of $120,000 and $50,000, respectively. These promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

For the three months ended March 31, 2013 and 2012, aggregate interest expense on all of these promissory notes amounted to $30,000 and $22,000, respectively. Unpaid accrued interest on these promissory notes amounting to $125,000 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at March 31, 2013.

14.     CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

From time to time, the Company issues convertible promissory notes. The net proceeds from these transactions are used for general working capital purposes. The conversion formula for these notes meets the conditions that require accounting for these notes as derivative liability instruments.

8% Convertible Promissory Note

The 8% convertible promissory note (8% Note”) in the principal amount of $33,000 matures in August 2013, in not converted prior thereto. It may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Note, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The 8% Note also contains a prepayment option whereby the Company may, during the first 179 days the note is outstanding, prepay the 8% Note by paying 130% during the first 60 days, increasing in 5% increments each month to a maximum of 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default.

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) or unamortized discount which is required to be valued and accreted to interest expense over the six-month period until the conversion of the 8% Note into common stock is permitted. The Company has reserved 4.1 million shares of its unissued common stock for potential conversion of this 8% Note.

12% Convertible Promissory Note

The Company has also entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary of the notes (“12% Notes”). In March 2013, the Company issued a $67,000 12% Note under this arrangement and received cash proceeds of $60,000. This note matures in March 2014, if not converted prior thereto. The arrangement provides for an approximately 10.5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. The promissory note may be prepaid at any time within the first 90 days, upon which the interest for the outstanding period will be forgiven. The lender may convert the 12% Notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trade price of the Company’s common stock in the 25 trading days prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of this 12% Note agreement.

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the 8% Notes and 12% Notes is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs.

The embedded derivative liability arises because, based on historical trading patterns of the Company’s stock, the formula for determining the Conversion Rate is expected to result in a lower Conversion Rate than the closing price of the stock on the actual date of conversion (hereinafter referred to as the “Variable Conversion Rate Differential”. The estimated fair values of the derivative liabilities have been calculated based on a Black-Scholes option pricing model.

The following table presents the details of the outstanding 8% Notes and 12% Notes at March 31, 2013 and December 31, 2012, including the balance of the unamortized discount and the amount of the embedded derivative liability:

	Principal Amount				Unamortized Discount		Embedded Derivative Liability
Date Issued	March 31, 2013	December 31, 2012	Nominal Interest Rate	Effective Interest Rate(1)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
3/21/13	$67,000	$-	12%	147%	$64,000	$-	$154,000	$-
11/23/12	33,000	33,000	8%	101%	7,000	17,000	54,000	41,000
9/24/12	-	32,000	8%	122%	-	14,000	-	41,000
8/6/12	-	43,000	8%	142%	-	12,000	-	53,000
6/12/12	-	12,000	8%	142%	-	-	-	-
	$100,000	$120,000			$71,000	$43,000	$208,000	$135,000

(1) The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Other (expense) income resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to ($70,000) and $29,000 for the three months ended March 31, 2013 and 2012, respectively. This amount is included in the accompanying statements of operations as change in embedded derivative liability. Interest expense resulting from accretion of the unamortized discount for the three months ended March 31, 2013 and 2012 amounted to $38,000 and $117,000, respectively.

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

16.     UNEARNED REVENUE

The Company has received a non-refundable deposit of $19,000 from Almont in connection with its order for a natural gas fueled electric power CSRV engine generator, which is included in unearned revenue in the accompanying consolidated balance sheet at March 31, 2013 and December 31, 2012.

17.     CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at March 31, 2013:

		Due Within
	Total	2013	2014
Mortgage loan payable	$1,560,000	$1,560,000	$-
Promissory notes to related parties	610,000	610,000	-
Deferred compensation	200,000	200,000	-
Convertible promissory notes	100,000	33,000	67,000
10% promissory note	10,000	10,000	-
Total	$2,480,000	$2,413,000	$67,000

18.     CAPITAL STOCK

Common Stock and Anti-dilution Rights

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

The following transactions occurred during the three months ended March 31, 2013:

In a series of transactions during 2013, the Company made private sales, pursuant to stock purchase agreements of 999,999 unregistered shares of its common stock and 2,000,001 common stock warrants to purchase one share of our common stock at an exercise price of $0.035 per share in consideration for $35,000 received from the son of Richard W. Evans, a director.

In a series of transactions, the Company issued 6,705,446 unregistered shares of its common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $203,000.

In connection with an agreement to issue up to $335,000 convertible promissory notes, in March 2013, the Company issued a $67,000 principal amount convertible promissory note and received cash proceeds of $60,000. The lender may convert the promissory note into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the common stock in the 25 trading days prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion under the $335,000 convertible note agreement.

In a series of transactions during 2013, 8% convertible promissory notes with an aggregate principal balance of $88,000, plus accrued interest of $4,000 were converted into 5,705,447 unregistered shares of common stock.

In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively.

At March 31, 2013, Company had reserved 33,568,786 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

No new shares of Series A Preferred Stock were issued during the three months ended March 31, 2013 and 2012.

At March 31, 2013, George J. Coates held 72,883 shares of Series A Preferred Stock which provides him with the right to 728,830,000 aggregate additional votes on all matters brought before the shareholders for a vote.

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

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”), covering 17,500,000 shares of the common stock underlying the Investment Agreement. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

During the three months ended March 31, 2013 and 2012, the Company sold 86,128 and 1,726,677 registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $3,000 and $225,000, respectively, which were used for general working capital purposes. There were no offering costs related to the sale of these shares.

20.     LOSS PER SHARE

For the three months ended March 31, 2013 and 2012, diluted net loss per share was based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock because the Company incurred a net loss in those periods and the effect of including any of the potentially dilutive shares of common stock in the calculation would have been anti-dilutive.

The following presents the potentially issuable shares of common stock upon assumed conversion of:

		Number of Underlying Shares of Common Stock at March 31,
Description	Exercise Price	2013	2012
Common stock options (1)	$0.0600	5,607,000	-
Common stock options (2)	0.2400	1,800,000	1,800,000
Common stock options (3)	0.2500	2,000,000	2,000,000
Common stock options	0.3900	50,000	50,000
Common stock options	0.4000	360,000	360,000
Common stock options	0.4300	100,000	100,000
Common stock options	0.4400	1,750,000	1,750,000
Common stock options	1.0000	30,000	30,000
Common stock warrants	0.0350	2,000,001	-
Common stock warrants	0.0450	333,333	-
Common stock warrants	0.0500	400,000	-
Common stock warrants	0.0550	2,181,819	-
Common stock warrants	0.0600	2,000,000	-
Common stock warrants	0.0625	4,269,838	-
Common stock warrants	0.0700	571,529	-
Common stock warrants	0.0900	666,666	-
Common stock warrants	0.1200	416,667	-
Common stock warrants	0.2500	1,200,000	1,200,000
Common stock warrants	0.2700	833,333	833,333
Common stock warrants	0.3000	333,333	333,333
Common stock warrants	0.3250	153,846	153,846
Common stock warrants	0.3500	1,028,570	1,028,570
Common stock warrants	1.1000	-	210,000
$10,000, 10% Convertible promissory note	0.4500	22,222	22,222
8% Convertible promissory notes	(4)	2,127,396	2,039,803
12% Convertible promissory notes	(5)	3,333,333	-
Total		33,568,786	11,911,107
________________
(1)	These unvested stock options will fully vest in June 2013.

(2)	Full vesting of these stock options occurred in August 2012.
(3)	Full vesting of these stock options occurred in March 2012 for 200,000 stock options and in July 2012 for 1,800,000 stock options.
(4)
The principal amount of the 8% convertible promissory note outstanding, which was not eligible for conversion at March 31, 2013, was $33,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to March 29, 2013, the last trading day of the quarter.

(5)
The principal amount of the 12% convertible promissory note outstanding, which was not eligible for conversion at March 31, 2013, was $67,000. The conversion rate is variable as it is equal to the lowest trading price during the twenty-five trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the lowest trading price during the twenty-five trading days prior to March 29, 2013, the last trading day of the quarter.

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

During the three months ended March 31, 2013 and 2012, no stock options were granted.

During the three months ended March 31, 2013, no stock options became vested. During the three months ended March 31, 2012, 200,000 stock options with an exercise price of $0.25 per share became vested. The estimated fair value of 5,607,000 nonvested stock options at March 31, 2013 was $358,000. Total compensation cost related to nonvested stock options at March 31, 2013 that had not been recognized was $90,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately three months.

During the three months ended March 31, 2013 and 2012, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $90,000 and $241,000, respectively. For the three months ended March 31, 2013 and 2012, $-0- and $88,000, respectively, of this amount is included in research and development expenses and $90,000 and $153,000, respectively, of this amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

Details of the common stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 3/31/13	$0.06 -1.00	11,697,000	14	6,090,000	$0.019	$0.018

No stock options were exercised, forfeited or expired during the three months ended March 31, 2013.

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

●
Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent black-out periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

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

Deferred tax assets increased by $255,000 and $617,000 for the three months ended March 31, 2013 and 2012, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2013 and 2012. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2013 and 2012, there were no penalties or interest related to the Company’s income tax returns.

23.     RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of base compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended March 31,
	2013	2012 (a)
George J. Coates (b), (c)	$29,000	$73,000
Gregory Coates	45,000	45,000
Bernadette Coates (d)	13,000	21,000
____________
(a)	Certain amounts for the three months ended March 31, 2012 were reclassified in order to make them comparable to the amounts for the three months ended March 31, 2013.
(b)
For the three months ended March 31, 2013, George J. Coates earned additional base compensation of $43,000, payment of which has been deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying consolidated balance sheet at March 31, 2013.

(c)
George J. Coates was awarded 6,705,446 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $203,000.

(d)
For the three months ended March 31, 2013, Bernadette Coates earned additional base compensation of $6,000, payment of which has been deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying consolidated balance sheet at March 31, 2013.

Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the three months ended March 31, 2013 and 2012 are discussed in detail in Note 13. The promissory notes to related parties are payable on demand and bear interest at the rate of 17% per annum, compounded monthly.

Issuance of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the three months ended March 31, 2013 are discussed in detail in Note 18. During the three months ended March 31, 2012, the Company sold 190,185 restricted shares of its common stock in consideration for 185,185 tradable shares of its common stock received from the son of Dr. Richard W. Evans, director.

These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Other

During the three months ended March 31, 2013 and 2012, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $-0- and $24,000, respectively. For the three months ended March 31, 2013, Mr. Kaye earned compensation of $29,000, which was not paid and has been deferred until the Company has sufficient working capital to remit payment to him. At March 31, 2013, the total unpaid deferred compensation owed to Mr. Kaye amounted to $71,000. This amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at March 31, 2013.

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

This standard became effective for interim periods and fiscal years beginning on or after January 1, 2013. Adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

26.     SUBSEQUENT EVENTS

Issuance of Convertible Promissory Note

In April 2013, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in January 2014 and received cash proceeds of $40,000, net of financing costs of $3,000. This note contains the same terms and conditions as the previous convertible promissory notes more fully discussed in Note 14.

Promissory Notes to Related Parties

Subsequent to March 31, 2013, the Company issued additional 17% promissory notes to George J. Coates and received proceeds therefrom of $8,000.

Subsequent to March 31, 2013, the Company issued additional 17% promissory notes to Bernadette Coates and received proceeds therefrom of $19,000.

Mr. and Mrs. Coates have made loans to the Company from time to time for working capital purposes but they are not obligated to continue to do so in the future.

Issuance of Common Stock under Equity Line of Credit

Subsequent to March 31, 2013, the Company issued 50,000 registered shares of its common stock under the equity line of credit with Dutchess Opportunity Fund II, LP and received net proceeds of $1,400.

Deferred Compensation

Subsequent to March 31, 2013, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $29,000, $19,000 and $8,000, respectively, bringing their total deferred compensation to $72,000, $90,000 and $14,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a defect in the manufacturing by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as the Company raises sufficient working capital, it will procure new cast-steel head castings to resolve the cracked head problems with the engines originally shipped to Almont Energy Inc. (“Almont”) and undertake field testing of the generators, after which, it will begin larger scale production. We continue to be engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

Plan of Operation

We have completed development of the CSRV system technology-based engine and are prepared to commence the production phase of our operations. When we raise sufficient new working capital, we intend to begin manufacturing and selling natural gas fueled industrial electric power generators powered by CSRV technology based engines (“Gen Sets”) to Almont under (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada.

We intend to take advantage of the fact that essentially all the components of the Gen Sets may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the Gen Sets in the two following ways:

●
Assembly – to develop assembly lines within our premises. We intend to initially commence production on a small scale. This will enable us to prove our concept for the CSRV system technology, and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large-scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures. To date, we have not been successful in securing the necessary working capital for this purpose.

●	Licensing the CSRV system technology to OEM’s – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Possible sources of such new working capital include, sales of our common stock and warrants through private transactions, issuances of promissory notes to related parties, issuances of convertible promissory notes, sales of shares of our common stock through the equity line of credit arrangement with Dutchess Opportunity Fund II, LP, sales of CSRV products, sales of our equity and/or debt securities through private placement offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors and additional Release Payments from Almont. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 (All amounts rounded to thousands of dollars)

Our principal business activities and efforts for the three months ended March 31, 2013 and 2012 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start up of large scale manufacturing operations, (ii) preparing applications to, and negotiating with certain states, with the objective of securing a package of business, finance and tax incentives they may be offering to new businesses willing to relocate their operations in order to stimulate their economy and create new jobs within the state; and (iii) developing plans for transitioning to large scale manufacturing. During the three months ended March 31, 2013, we did not engage in any research and development activities. During the three months ended March 31, 2012, we were also engaged, to a limited extent, in research and development activities related to new product applications of the CSRV technology.

Although we incurred substantial net losses for the three months ended March 31, 2013 and 2012 of $806,000 and $1,399,000, respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was significantly less than these net losses. Cash used for operations amounted to ($189,000) and ($362,000) in the 2013 and 2012 period, respectively. Included in the net losses for financial reporting purposes for the three months ended March 31, 2013 and 2012 was non-cash stock-based compensation expense of $292,000 and $744,000, respectively, unpaid accrued interest expense of $71,000 and $156,000, respectively and $70,000 and ($29,000) of non-cash expense (income) from the change in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, respectively.

Revenues

There were no sales and no revenues from research and development for the three months ended March 31, 2013 and 2012.

Sublicensing fee revenue for the three months ended March 31, 2013 and 2012, amounted to $5,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at that date.

Operating Expenses

Research and Development Expenses

There were no research and development expenses for the three months ended March 31, 2013 because management’s time was devoted to the activities discussed above during this period. Research and development expenses for the three months ended March 31, 2012 amounted to $186,000. Included in research and development expenses for the three months ended March 31, 2012 was $54,000 of allocated compensation and benefits, $88,000 of allocated stock-based compensation expense and $44,000 of parts and materials.

General and Administrative Expenses

General and administrative expenses decreased to $624,000 for the three months ended March 31, 2013 from $1,055,000 in the corresponding period in 2012. This net decrease of $431,000 primarily resulted from the following: A decrease in non-cash stock-based compensation expense of $363,000, a decrease in legal and professional fees and expenses of $90,000, a decrease in investor relations expenses of $38,000 and an increase in miscellaneous income of $5,000, partially offset by an increase in compensation and benefits of $38,000 as no compensation and benefits costs were allocated to research and development expenses in the first quarter of 2013, an increase in real estate taxes of $13,000, an increase in patent maintenance costs of $10,000, an increase in costs to comply with S.E.C. rules and regulations for publicly reporting companies of $2,000 and a net increase in other expenses of $2,000.

Depreciation and Amortization

Depreciation and amortization increased by $2,000 to $17,000 for the three months ended March 31, 2013 from $15,000 for the three months ended March 31, 2012.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2013 and 2012, consisted of an (increase) decrease in the fair value of embedded derivative liabilities amounting to ($70,000) and $29,000, respectively and interest expense of ($100,000) and ($177,000), respectively.

Provision for Income Taxes

The change in deferred tax assets for the three months ended March 31, 2013 and 2012 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($806,000) and ($1,399,000) for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars)

Our cash position at March 31, 2013 was $17,000, an increase of $4,000 from the cash position of $13,000 at December 31, 2012. We had negative working capital of ($4,445,000) at March 31, 2013, which represents a ($1,448,000) decrease from the ($5,893,000) of negative working capital at December 31, 2012. Current liabilities of $4,587,000 at March 31, 2013, decreased by $1,447,000 from the $6,034,000 balance at December 31, 2012. Current liabilities were primarily comprised of accounts payable and accrued liabilities of $1,952,000, a mortgage loan in the amount of $1,560,000, promissory notes to related parties totaling $610,000, embedded derivative liabilities related to convertible promissory notes of $208,000, deferred compensation payable of $200,000, net carrying value of convertible promissory notes of $38,000 and unearned revenue of $19,000.

Operating activities utilized cash of ($189,000) during the three months ended March 31, 2013, which primarily consisted of a net loss for the period of ($806,000), decreased by non-cash stock-based compensation expense of $292,000, non-cash interest expense of $71,000, a $70,000 non-cash increase in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, depreciation and amortization of $17,000 and non-cash financing costs of $3,000, partially offset by non-cash sublicensing revenues of ($5,000). In addition, we realized net additional operating cash of $169,000 from a net increase in accounts payable and accrued liabilities of $171,000, offset by a reduction in deferred offering costs and other assets of ($2,000).

There were no investing activities for the three months ended March 31, 2013.

Financing activities generated net cash of $192,000 for the three months ended March 31, 2013, consisting of proceeds from issuance of common stock and warrants of $35,000, issuance of common stock under equity line of credit of $3,000, issuance of convertible notes amounting to $67,000 and issuance of promissory notes to related parties, net of repayments amounting to $102,000, offset by a $15,000 partial repayment of the principal amount of a mortgage loan.

In the opinion of management, we will be required to raise additional working capital to fully achieve our objectives to enter the production phase of our operations. Various potential sources of such additional working capital are anticipated to come from one or more of the following: issuances of convertible promissory notes, issuances of promissory notes to related parties, private sales of common stock and common stock warrants and sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit.

Going Concern

We have incurred net recurring losses since inception, amounting to ($32,033,000), as of March 31, 2013 and had a stockholders’ deficiency of ($2,501,000). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses. In addition, the mortgage loan on our headquarters and research and development facility matures July 2013. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

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

We have restricted variable costs to only those expenses that are necessary to perform activities related to efforts to raise working capital to enable us to commence production of our CSRV system technology products, research and development and general administrative costs in support of such activities.

During the three months ended March 31, 2013, we raised additional working capital of $200,000, consisting of proceeds, net of repayments, from issuances of promissory notes to George J. Coates and Bernadette Coates, spouse of George J. Coates amounting to $65,000 and $37,000, respectively, net proceeds of a convertible promissory note of $60,000, proceeds from sales of common stock and warrants to the son of Dr. Richard W. Evans, a director, of $35,000 and sales of common stock under an equity line of credit of $3,000.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional Release Payments are currently due us amounting to $5,847,000 under the Escrow Agreement with Almont. At this time, Almont is unable to pay the balance due us until it raises sufficient new working capital. As a result, we have needed to rely on other sources for raising new working capital for our operations. Almont, which has been assigned the Canadian License and rights to the US License, is required to remit to us 60% of the proceeds from any new working capital raised, with the exception of proceeds from equipment lease financing transactions. In addition, the annual minimum purchase requirements under both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective upon the commencement of production of the Gen Sets for Almont. At this time, we do not anticipate receiving additional Release Payments until we raise sufficient new working capital to commence production and begin shipments to Almont.

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

This standard became effective for interim periods and fiscal years beginning on or after January 1, 2013. Adoption of this standard did not have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide such infomation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of securities during the first quarter of 2013 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, we made private sales, pursuant to stock purchase agreements of 999,999 shares of our common stock and 2,000,001 common stock warrants to purchase one share of our common stock at an exercise price of $0.035 per share in consideration for $35,000 received from the son of Dr. Richard W. Evans, a director.

In a series of transactions, we issued 6,705,446 shares of our common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $203,000.

In March 2013, we issued a $67,000 principle amount convertible promissory note and received cash proceeds of $60,000. The lender may convert the promissory note into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the common stock in the 25 trading days prior to the date of conversion.

Net proceeds from the above transactions were used for general working capital purposes.

8% convertible promissory notes issued in June, August and September 2012,with an aggregate principal balance of $87,500, plus accrued interest of $4,700 were converted into 5,705,447 shares of common stock.

In January 2013, we issued 20,895,046 shares of our common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Convertible Promissory Note, dated March 20, 2013 between the Company and JMJ Financial and Amendment thereto, dated March 20, 2013
31.1
Section 302 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

COATES INTERNATIONAL, LTD.

Date: May 15, 2013	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)