Form 10-Q
period 2013-06-30
COATES INTERNATIONAL LTD \DE\
filed 2013-08-15
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

As of August 9, 2013, 354,258,034 shares of the Registrant’s common stock, par value $0.0001 per share were issued and outstanding.

COATES INTERNATIONAL, LTD. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2013

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	3
	Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Financial Statements	6 - 23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24 - 31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash	$7,679	$13,303
Inventory, net	111,115	111,115
Deferred offering costs	12,499	16,207
Total Current Assets	131,293	140,625
Property, plant and equipment, net	2,210,746	2,241,847
Deferred licensing costs, net	53,157	55,299
Total Assets	$2,395,196	$2,437,771

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,071,696	$1,797,439
Mortgage loan payable	1,540,000	1,575,000
Promissory notes to related parties	651,323	507,694
Deferred compensation payable	279,645	1,911,775
Convertible promissory notes, net of unamortized discount	41,750	77,363
Estimated fair value of embedded derivative liabilities related to convertible promissory notes	627,753	135,263
Unearned revenue	19,124	19,124
10% Convertible note	10,000	10,000
Total Current Liabilities	5,241,291	6,033,658
License deposits	331,800	341,400
Total Liabilities	5,573,091	6,375,058

Commitments and Contingencies

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 121,580 and 72,883 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	122	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 350,400,508 and 305,078,818 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	35,040	30,508
Additional paid-in capital	29,996,083	27,259,253
Accumulated deficit	(33,209,140)	(31,227,121)
Total Stockholders' Deficiency	(3,177,895)	(3,937,287)
Total Liabilities and Stockholders' Deficiency	$2,395,196	$2,437,771

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Sublicensing fee revenue	$4,800	$4,800	$9,600	$9,600

Expenses:
Research and development costs	79,364	135,792	79,364	321,858
General and administrative expenses	570,335	1,209,702	1,193,947	2,264,478
Depreciation and amortization	16,621	11,513	33,242	26,581
Total Expenses	666,320	1,357,007	1,306,553	2,612,917
Loss from Operations	(661,520)	(1,352,207)	(1,296,953)	(2,603,317)
Other Income (Expense):
(Increase) decrease in estimated fair value of embedded derivative liabilities	(412,515)	(37,400)	(482,929)	(8,808)
Interest expense	(102,136)	(98,950)	(202,137)	(275,717)
Total other income (expense)	(514,651)	(136,350)	(685,066)	(284,525)
Loss Before Income Taxes	(1,176,171)	(1,488,557)	(1,982,019)	(2,887,842)
Provision for income taxes	-	-	-	-
Net Loss	$(1,176,171)	$(1,488,557)	$(1,982,019)	$(2,887,842)

Basic net loss per share	$-	$-	$(0.01)	$(0.01)
Basic weighted average shares outstanding	343,131,130	298,535,876	335,863,959	292,489,203
Diluted net loss per share	$-	$-	$(0.01)	$(0.01)
Diluted weighted average shares outstanding	343,131,130	298,535,876	335,863,959	292,489,203

The accompanying notes are an integral part of these consolidated financial statements.

Coates International Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
	For the Six Month Ended June 30,
	2013	2012

Net Cash (Used in) Operating Activities	$(373,810)	$(641,935)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of promissory notes to related parties	166,629	489,519
Repayment of promissory notes to related party	(23,000)	-
Issuance of convertible promissory notes	160,000	137,000
Issuance of common stock and warrants	95,000	138,888
Issuance of common stock under equity line of credit	4,557	(40,500)
Repayment of Mortgage Loan	(35,000)	(25,000)
Net Cash Provided by Financing Activities	368,186	699,907

Net Increase (Decrease) in Cash	(5,624)	57,972
Cash, beginning of period	13,303	52,955
Cash, end of period	$7,679	$110,927

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$69,313	$51,308

Supplemental Disclosure of Non-cash Financing Activities:
Deferred compensation payable paid with common stock	$1,761,175	$108,160
Conversion of convertible promissory notes	126,000	243,880
	$1,887,175	$352,040

The accompanying notes are an integral part of these consolidated financial statements.

Coates International, Ltd.
Notes to Financial Statements
 (All amounts rounded to thousands of dollars)
(Unaudited)

1.          BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”, or “CIL”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and the unaudited financial statements and notes thereto included in the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations ($33,209,000), primarily consisting of research and development expenses and, as of June 30, 2013, had a stockholders’ deficiency of ($3,178,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company become unable to continue as a going concern.

Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to carry out the Company’s activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company continues to actively undertake efforts to secure new sources of working capital. At the June 30, 2013, the Company had negative working capital of ($5,110,000) compared with negative working capital of ($5,893,000) at December 31, 2012.

2.          ACCOUNTING POLICIES

Principles of Consolidation

CIL is currently the majority shareholder in Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets. Accordingly, this subsidiary has not been consolidated with the accounts of CIL. CIL plans to spin off its manufacturing operations and grant a license to the rights to its intellectual property to Coates Hi-Tech. The shareholders of CIL would receive shares of Coates Hi-Tech based on the percentage of common stock owned on the record date to be established for this tax-free spin-off transaction.

Coates Hi-Tech would then become responsible for the manufacturing operations to produce Coates Spherical Rotary Valve (“CSRV”) products. In that event, CIL would then be primarily focused on research and development activities. The spin-off transaction is discussed in more detail in Note 7.

Since July 2011, the financial statements of CIL were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd. (“Coates Oklahoma”). In May 2013, Coates Oklahoma was shuttered and is now in the process of being dissolved. There are no outstanding obligations or expenses in dissolving this company. It is no longer being consolidated with the financial statements of the Company.

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the six month periods ended June 30, 2013 and 2012. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

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

At June 30, 2013, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $53,000. Amortization expense for the three months ended June 30, 2013 and 2012 amounted to $1,000 and $1,000, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 amounted to $2,000 and $2,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At June 30, 2013, the remaining balance of the Release Payment due to the Company was $5,847,000.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the Escrow Agreement, with the following modifications:

•
The Release Payment Date, as defined in the Escrow Agreement had been extended to March 2014 to compensate for the delay caused by the late delivery of Gen Sets. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

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

The inability of Almont to make additional payments towards the balance of the Release Payment at this time is having an adverse effect on the Company’s cash flow, results of operations and financial condition.

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

•	Sublicensee is required to pay a royalty to the Company equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).
•	All licensed rights under this license agreement related to the CSRV system technology will remain with the Company.

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, is based on its projected assessment of the marketplace demand for industrial generators of various sizes and kilowatt output. Almont projects Gen Set purchases of up to 11,000 CSRV Units per year over the next 5 years. The Company would not be able to accommodate that demand until it ramps up its production capacity, which would likely require several years, once it enters into large scale production. Almont intends to issue standard purchase orders, based on market and customer demand. The Company is unable to confirm any orders until it has sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

7.           PLAN TO SPIN OFF OPERATIONS

In July 2013, the Company announced its intention to spin off its manufacturing operations and grant a license to the rights to its intellectual property covering the CSRV System technology to Coates Hi-Tech, a majority owned subsidiary. Consummation of this spin-off transaction is dependent on the success in raising the new working capital. As consideration for the manufacturing operations and licensed rights, Coates Hi-Tech would be obligated to pay the Company $10,000,000 as follows: $1,000,000 from the new working capital to be raised by Coates Hi-Tech (as explained in more detail below) from the sale of up to $20 million of Coates Hi-Tech’s common stock and the balance in periodic installments from positive cash flow of Coates Hi-Tech in amounts that will not materially impact on the Coates Hi-Tech’s cash flow as determined by Coates Hi-Tech’s board of directors, in its sole discretion. The first $1 million portion of the fee to CIL will be paid as follows: 5% of the amount raised up to the first $10 million; and, 50% of the amount raised above $10 million until the $500,000 balance of the first $1 million fee shall have been paid in full.

In the event this spin-off transaction is consummated, the Company would establish a record date for the spin-off transaction. All shareholders of the Company as of the record date would receive shares of Coates Hi-Tech’s common stock. Shareholders of record would be issued that number of shares of Coates Hi-Tech’s common stock that would result in substantially the same percentage ownership of Coates Hi-Tech as the percentage of CIL’s common stock outstanding that such CIL shareholders owned on the record date. The actual resulting percentage ownership in Coates Hi-Tech would be diluted by a relatively small number of shares of common stock of Coates Hi-Tech previously issued to certain founding stockholders. After issuance of the shares to CIL stockholders, the founding stockholders would own approximately 0.27% of the outstanding shares of Coates Hi-Tech’s common stock.

8.           LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. This sublicense deposit is being recognized as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV technology patent in force, at that date. Sublicensing fee revenue for the three months ended June 30, 2013 and 2012 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the six months ended June 30, 2013 and 2012 amounted to $10,000 and $10,000, respectively.

9.           INVENTORY

Inventory was comprised of the following:

	June 30, 2013	December 31, 2012

Raw materials	$439,000	$439,000
Work-in-process	59,000	59,000
Finished goods	-	-
Reserve for obsolescence	(387,000)	(387,000)
Total	$111,000	$111,000

10.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	June 30, 2013	December 31, 2012

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(768,000)	(737,000)
Total	$2,211,000	$2,242,000

Depreciation expense for the three months ended June 30, 2013 and 2012 was $16,000 and $10,000, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $31,000 and $24,000, respectively.

11.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012

Legal and professional fees	$1,327,000	$1,240,000
Accrued compensation and benefits	189,000	175,000
General and administrative expenses	271,000	149,000
Accrued interest payable	170,000	118,000
Research and development	115,000	115,000
Total	$2,072,000	$1,797,000

12.        MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at June 30, 2013 was $1,540,000.The mortgage lender has informed the Company that it has approved a one-year extension of the mortgage loan to July 2014 on the same terms and conditions.

Interest expense for the three months ended June 30, 2013 and 2012 on this mortgage amounted to $30,000 and $31,000, respectively. Interest expense for the six months ended June 30, 2013 and 2012 on this mortgage amounted to $59,000 and $61,000, respectively.

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

13.        PROMISSORY NOTES TO RELATED PARTIES

During the six months ended June 30, 2013 and 2012, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $99,000 and $73,000, respectively, and repaid promissory notes in the aggregate principal amount of $17,000 and $31,000, respectively, bringing the outstanding principal balance at June 30, 2013 to $524,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the six months ended June 30, 2013 and 2012, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $67,000 and $66,000, respectively, and repaid promissory notes in the aggregate principal amount of $7,000 and $10,000, respectively, bringing the outstanding balance at June 30, 2013 to $127,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the six months ended June 30, 2012, the Company had outstanding promissory notes with two of its directors, Dr. Richard W. Evans and Dr. Frank J. Adipietro with principal balances of $120,000 and $50,000, respectively. In June 2012, by mutual agreement, the $120,000 principal amount promissory note issued to Dr. Evans and $10,000 principal amount of the promissory note issued to Dr. Adipietro was converted into 2,000,000 and 166,667 shares of common stock, respectively, at a conversion price of $0.06 per share. The $40,000 principal balance, plus accrued interest on the promissory note due to Dr. Adipietro was converted in to 473,372 shares of common stock in October 2012. These notes were due on demand and provided for interest at the rate of 17% per annum, compounded monthly.

For the three months ended June 30, 2013 and 2012, aggregate interest expense on all of these promissory notes amounted to $32,000 and $12,000, respectively. For the six months ended June 30, 2013 and 2012, aggregate interest expense on all of these promissory notes amounted to $62,000 and $33,000, respectively. Unpaid accrued interest on these promissory notes amounting to $158,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2013.

14.        CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

From time to time, the Company issues convertible promissory notes. The net proceeds from these transactions are used for general working capital purposes. The conversion formula for these notes meets the conditions that require accounting for these notes as derivative liability instruments.

8% Convertible Promissory Note

At June 30, 2013, there are two 8% convertible promissory notes (8% Notes”) in the principal amounts of $43,000 and $32,000 which mature in February 2014 and March 2014, respectively, if not converted prior thereto. The 8% Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The 8% Notes also contain a prepayment option whereby the Company may, during the first 179 days the note is outstanding, prepay the 8% Note by paying 130% during the first 60 days, increasing in 5% increments each month to a maximum of 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default.

The 61% discounted Conversion Price establishes a beneficial conversion feature (“BCF”) or unamortized discount which is required to be valued and accreted to interest expense over the six-month period until the conversion of the 8% Notes into common stock is permitted. The Company has reserved 46,750,000 shares of its unissued common stock for potential conversion of these 8% Notes.

12% Convertible Promissory Note

The Company has also entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary of the agreement (“12% Notes”). In March 2013, the Company issued a $67,000, 12% Note under this arrangement and received cash proceeds of $60,000. In June 2013, the Company issued a $28,000, 12% Note under this arrangement and received cash proceeds of $25,000. These notes mature in March 2014 and June 2014, respectively, if not converted prior thereto. The arrangement provides for an approximately 10.5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding, upon which the interest for the outstanding period will be forgiven. The lender may convert the 12% Notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trade price of the Company’s common stock in the 25 trading days prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of this 12% Note agreement.

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the 8% Notes and 12% Notes is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs.

The embedded derivative liability arises because, based on historical trading patterns of the Company’s stock, the formula for determining the Conversion Rate is expected to result in a different Conversion Rate than the closing price of the stock on the actual date of conversion (hereinafter referred to as the “Variable Conversion Rate Differential”. The estimated fair values of the derivative liabilities have been calculated based on a Black-Scholes option pricing model.

The following table presents the details of the outstanding 8% Notes and 12% Notes at June 30, 2013 and December 31, 2012, including the balance of the unamortized discount and the amount of the embedded derivative liability:

	Principal Amount		Nominal	Effective	Unamortized Discount		Embedded Derivative Liability
Date Issued	June 30, 2013	December 31, 2012	Interest Rate	Interest Rate(1)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

6/21/13	$32,000	N/A	8%	147%	$31,000	N/A	$101,000	N/A
6/4/13	28,000	N/A	12%	92%	17,000	N/A	116,000	N/A
4/19/13	43,000	N/A	8%	150%	28,000	N/A	133,000	N/A
3/21/13	67,000	N/A	12%	76%	52,000	N/A	278,000	N/A
11/23/12	N/A	33,000	8%	101%	N/A	17,000	N/A	41,000
9/24/12	N/A	32,000	8%	122%	N/A	14,000	N/A	41,000
8/6/12	N/A	43,000	8%	142%	N/A	12,000	N/A	53,000
6/12/12	N/A	12,000	8%	142%	N/A	-	N/A	-
	$170,000	$120,000			$128,000	$43,000	$628,000	$135,000

(1) The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Other expense resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to ($413,000) and ($38,000) for the three months ended June 30, 2013 and 2012, respectively, and ($483,000) and ($9,000) for the six months ended June 30, 2013 and 2012, respectively. These amounts are included in the accompanying statements of operations as Decrease (Increase) in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the three months ended June 30, 2013 and 2012 amounted to $37,000 and $49,000, respectively. Interest expense resulting from accretion of the unamortized discount for the six months ended June 30, 2013 and 2012 amounted to $75,000 and $166,000, respectively.

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

16.        UNEARNED REVENUE

The Company has received a non-refundable deposit of $19,000 from Almont in connection with its order for a natural gas fueled electric power CSRV engine generator, which is included in unearned revenue in the accompanying balance sheet at June 30, 2013 and December 31, 2012.

17.        CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at June 30, 2013:

		Due Within
	Total	2013	2014
Mortgage loan payable	$1,540,000	$1,540,000	$-
Promissory notes to related parties	651,000	651,000	-
Deferred compensation	280,000	280,000	-
Convertible promissory notes	170,000	75,000	95,000
10% promissory note	10,000	10,000	-
Total	$2,651,000	$2,556,000	$95,000

18.        CAPITAL STOCK

Common Stock and Anti-dilution Rights

The Company’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market system and Pink Sheets under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

The following transactions occurred during the six months ended June 30, 2013:

In a series of transactions during 2013, the Company made private sales, pursuant to stock purchase agreements of 3,833,333 unregistered shares of its common stock and 4,833,335 common stock warrants to purchase one share of our common stock at an exercise prices ranging from $0.015 to of $0.035 per share in consideration for $95,000 received from the son of Richard W. Evans, a director.

In a series of transactions during 2013, the Company issued 50,000 registered shares of its common stock to Dutchess under the equity line of credit in consideration for $5,000.

In a series of transactions in 2013, the Company issued 12,213,322 unregistered shares of its common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $322,000.

In connection with an agreement to issue up to $335,000 of convertible promissory notes, during 2013, the Company issued a $67,000 principal amount, 12% convertible promissory note and a $28,000 principal amount 12%, convertible promissory note and received cash proceeds of $85,000, net of original issue discount of $10,000. The lender may convert the promissory notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the common stock in the 25 trading days prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion under the $335,000 convertible note agreement.

The Company issued a $43,000 principal amount, 8% convertible promissory note and a $32,000 principal amount, 8% convertible promissory note and received proceeds of $70,000, net of transaction costs.

In a series of transactions during 2013, 8% convertible promissory notes with an aggregate principal balance of $120,000, plus accrued interest of $6,000 were converted into 8,329,989 unregistered shares of common stock.

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

At June 30, 2013, Company had reserved 112,691,391 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

The Board has designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock, $0.001 par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

Effective May 17, 2013, new anti-dilution provisions for the Coates family were put into place. Under these provisions, new shares of Series A Preferred Stock are to be issued to George J. Coates upon issuance of new shares of the Company’s common stock to any person or entity that is not a Coates family member. The anti-dilution provisions do not apply to any secondary public offerings of the Company’s common stock. The anti-dilution is calculated as the number of shares needed to ensure that the Coates family percentage of total eligible votes at all matters brought before the shareholders for a vote remains fixed at 93.93%.

During the six months ended June 30, 2013 and 2012, 48,697 and no shares of Series A Preferred Stock, respectively, were issued to George J. Coates under the anti-dilution provisions.

At June 30, 2013, George J. Coates held 121,580 shares of Series A Preferred Stock which provides him with the right to 1,215,800,000 aggregate additional votes on all matters brought before the shareholders for a vote.

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

During the six months ended June 30, 2013 and 2012, the Company sold 50,000 and 2,256,677 registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $5,000 and $255,000, respectively, which were used for general working capital purposes. There were no offering costs related to the sales of these shares.

20.        LOSS PER SHARE

For the six months ended June 30, 2013 and 2012, diluted net loss per share was based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock because the Company incurred a net loss in those periods and the effect of including any of the potentially dilutive shares of common stock in the calculation would have been anti-dilutive.

The following presents the potentially issuable shares of common stock upon assumed conversion of:

		Number of Underlying Shares of Common Stock at June 30,
Description	Exercise Price	2013	2012
Common stock options	$0.0600	5,607,000	5,607,000
Common stock options	0.2400	1,800,000	1,800,000
Common stock options	0.2500	2,000,000	2,000,000
Common stock options	0.3900	50,000	50,000
Common stock options	0.4000	360,000	360,000
Common stock options	0.4300	100,000	100,000
Common stock options	0.4400	1,750,000	1,750,000
Common stock options	1.0000	30,000	30,000
Common stock warrants	0.0150	666,667
Common stock warrants	0.0200	500,000
Common stock warrants	0.0225	666,667
Common stock warrants	0.0250	1,000,000
Common stock warrants	0.0350	2,000,001	-
Common stock warrants	0.0450	333,333	-
Common stock warrants	0.0500	400,000	-
Common stock warrants	0.0550	2,181,819	-
Common stock warrants	0.0600	2,000,000	-
Common stock warrants	0.0625	4,269,838	4,269,838
Common stock warrants	0.0700	571,429	544,583
Common stock warrants	0.0900	666,666	666,666
Common stock warrants	0.1200	416,667	416,667
Common stock warrants	0.2500	1,200,000	1,200,000
Common stock warrants	0.2700	833,333	833,333
Common stock warrants	0.3000	333,333	333,333
Common stock warrants	0.3250	153,846	153,846
Common stock warrants	0.3500	1,028,570	1,028,570
Common stock warrants	1.1000	-	210,000
$10,000, 10% Convertible promissory note	0.4500	22,222	22,222
8% Convertible promissory notes	(1)	8,955,458	3,931,870
12% Convertible promissory notes	(2)	14,924,005	-
Total		54,820,854	25,097,928

(1)
The principal amount of the 8% convertible promissory notes outstanding, which were not eligible for conversion at June 30, 2013, was $75,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to June 28, 2013, the last trading day of the quarter.

(2)
The principal amount of the 12% convertible promissory note outstanding, which was not eligible for conversion at June 30, 2013, was $95,000. The conversion rate is variable as it is equal to the lowest trading price during the twenty-five trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the lowest trading price during the twenty-five trading days prior to June 28, 2013, the last trading day of the quarter.

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

During the six months ended June 30, 2013 no employee stock options were granted. During the six months ended June 30, 2012, employee stock options to purchased 5,607,000 shares of common stock at a price per share of $0.06 per share were granted. These options fully vested in June 2013.

During the six months ended June 30, 2013, employee stock options to purchased 5,607,000 shares of common stock at a price per share of $0.06 per share became vested. During the six months ended June 30, 2012, 200,000 stock options with an exercise price of $0.25 per share became vested. There were no unvested stock options at June 30, 2013.

During the three months ended June 30, 2013 and 2012, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $90,000 and $221,000, respectively. For the three months ended June 30, 2013 and 2012, $15,000 and $88,000, respectively, of this amount is included in research and development expenses and $75,000 and $133,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

During the six months ended June 30, 2013 and 2012, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $179,000 and $461,000, respectively. For the six months ended June 30, 2013 and 2012, $15,000 and $176,000, respectively, of this amount is included in research and development expenses and $164,000 and $285,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

Details of the common stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/13	$0.06 -1.00	11,697,000	14	6,090,000	$0.019	$0.180
Vested	$0.06		14	5,607,000	$0.060	$0.064
Balance, 6/30/13	$0.06 -1.00	11,697,000	14	11,697,000	$0.019	$0.180

No stock options were exercised, forfeited or expired during the six months ended June 30, 2013 and 2012.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

•	Historical stock price volatility	139-167%
•	Risk-free interest rate	0.21%-4.64%
•	Expected life (in years)	4
•	Dividend yield	0.00%

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

Deferred tax assets increased by $244,000 and $425,000 for the three months ended June 30, 2013 and 2012, respectively. Deferred tax assets increased by $499,000 and $1,042,000 for the six months ended June 30, 2013 and 2012, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2013 and 2012.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the six months ended June 30, 2013 and 2012, there were no penalties or interest related to the Company’s income tax returns.

23.        RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of base compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Six Months Ended June 30,
	2013	2012 (a)
George J. Coates (b), (c), (d), (e), (f)	$29,000	$140,000
Gregory Coates (g)	87,000	86,000
Bernadette Coates (h)	13,000	38,000

(a)	Certain amounts for the six months ended June 30, 2012 were reclassified in order to make them comparable to the amounts for the three months ended June 30, 2013.
(b)
For the six months ended June 30, 2013, George J. Coates earned additional base compensation of $106,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at June 30, 2013.

(c)
During the six months ended June 30, 2013, George J. Coates was awarded 12,213,322 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $322,000.

(d)
George J. Coates was awarded 48,697 unregistered shares of the Company’s Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares was $112,000.

(e)
During the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense in connection with employee stock options granted to George J. Coates during 2011 and 2012, amounting to $58,000 and $225,000, respectively.

(f)
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

(g)	During the six months ended June 30, 2012, the Company recorded stock-based compensation expense in connection with employee stock options granted to Gregory Coates during 2011 amounting to $216,000.
(h)
For the six months ended June 30, 2013, Bernadette Coates earned additional base compensation of $23,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at June 30, 2013.

Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the six months ended June 30, 2013 and 2012 are discussed in detail in Note 13. The promissory notes to related parties are payable on demand and bear interest at the rate of 17% per annum, compounded monthly.

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the six months ended June 30, 2013 are discussed in detail in Note 18. During the six months ended June 30, 2012, the Company sold 190,185 restricted shares of its common stock in consideration for 185,185 tradable shares of its common stock received from the son of Dr. Richard W. Evans, director.

These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Other

During the three months ended June 30, 2013 and 2012, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $5,000 and $12,000, respectively. For the three months ended June 30, 2013, Mr. Kaye earned compensation of $32,000, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him.

During the six months ended June 30, 2013 and 2012, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $5,000 and $35,000, respectively. For the six months ended June 30, 2013, Mr. Kaye earned compensation of $61,000, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him.

At June 30, 2013, the total unpaid deferred compensation owed to Mr. Kaye amounted to $98,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2013.

25.        LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserted that the Company was liable to him for breach of an employment contract. On August 14, 2013, the parties agreed on the terms of a tentative settlement. A final settlement agreement has not yet been executed. According to the main provisions of the settlement, the Company agreed to pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on the 15th day of November 2013, March, 2014, June 2014, September 2014 and February 2015, respectively. The parties will also execute mutual releases. The Company had previously accrued $96,000 in connection with settlement of this litigation which is included in accounts payable and accrued liabilities on the accompanying balance sheet at June 30, 2013.

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

26.        RECENTLY ISSUED ACCOUNTING STANDARD

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under applicable tax law or if the company does not intend to use the tax benefit towards the settlement of a disallowed tax position, if any.

This standard will become effective for interim periods and fiscal years beginning on or after December 15, 2013. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

27.        SUBSEQUENT EVENTS

Sale of Common Stock and Warrants

Subsequent to June 30, 2013, the Company made a private sale, pursuant to a stock purchase agreement of 333,333 unregistered shares of its common stock and 333,333 five-year, common stock warrants to purchase one share of its common stock at an exercise price of $0.03 per share in consideration for $10,000 received from the son of Richard W. Evans, a director.

Anti-dilution Shares issued to George J. Coates Related to New Shares of Common Stock Sold

Subsequent to June 30, 2013, the Company issued 1,928,763 unregistered shares of its common stock to George J. Coates for anti-dilution. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $98,000. The Company also issued 2,793 shares of Series A Preferred Stock to Mr. Coates related to anti-dilution. The estimated fair value of these shares was $7,000.

Issuance of 12% Convertible Note

In August 2013, the Company issued a $28,000, 12%  convertible note on the same terms and conditions as the other 12% convertible notes discussed in more detail in Note 14. The Company received cash proceeds of $25,000, which was net of an approximately 10.5% original issue discount. This note matures in August 2014, if not converted prior thereto.

Issuance of Convertible Promissory Note

In August 2013, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in May 2014 and received cash proceeds of $50,000, net of financing costs of $3,000. This note contains the same terms and conditions as the previous 8% convertible promissory notes more fully discussed in Note 14.

Promissory Notes to Related Parties

Subsequent to June 30, 2013, the Company issued additional 17% promissory notes to George J. Coates and received proceeds therefrom of $2,000 and partially repaid $12,000 of these notes.

Mr. and Mrs. Coates have made loans to the Company from time to time for working capital purposes but they are not obligated to continue to do so in the future.

Issuance of Common Stock under Equity Line of Credit

Subsequent to June 30, 2013, the Company issued 1,765,430 registered shares of its common stock under the equity line of credit with Dutchess Opportunity Fund II, LP and received net proceeds of $60,000.

Deferred Compensation

Subsequent to June 30, 2013, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $29,000, $4,000 and $8,000, respectively, bringing their total deferred compensation to $135,000, $102,000 and $31,000, respectively.

Intention to Merge with China-Based Manufacturing and Casting Company

In August 2013, the Company signed a letter of commitment with a China-based manufacturer and casting company. This company also owns coal mining operations in China. The parties agreed to enter into negotiations and undertake due diligence with a mutual goal of merging the two companies for the purpose of establishing large scale production in China of industrial CSRV electric power generators. An important element in ensuring success of this transaction is that the Company intends to undertake a public offering in the U.S. and Hong Kong to raise US$300  - 500 million. As this transaction is at an early stage, there can be no assurance that it will be consummated.

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

For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high-performance racing car engines. We have been primarily investing our management time and resources in securing new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing capacity and quality of the labor pool for such large scale manufacturing. In the second quarter of 2013, we also commenced research and development of a Hydrogen Reactor capable of generating Hydroxy Gas from an ordinary water supply, with a goal toward using the Hydroxy Gas to power our CSRV engines.

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

In July 2013, George J. Coates and his son Gregory Coates successfully completed research and development on a first generation Hydrogen Reactor, which is capable of splitting ordinary tap water molecules into Hydroxy Gas and Oxygen. The Hydroxy Gas is harvested from the tap water on demand by the hydrogen splitting reactor. It is our goal to power our Coates CSRV engines with the harvested Hydroxy Gas. The first generation Hydrogen Reactor is capable of powering a 14-horsepower CSRV engine.

CSRV engines operating on Hydroxy Gas do not produce any emissions, and the energy is sourced from an ordinary water supply, making this a relatively inexpensive and "green" source of power. Conventional engines designed with poppet valve assemblies would likely experience catastrophic failure in a very short time running on Hydroxy Gas because they are designed to run on gasoline or diesel fuel and there is no lubricity in Hydroxy Gas.

At this time, the Company is continuing with the development of this technology and is working on applying this technology to more powerful, higher capacity CSRV engines. George and Gregory Coates have agreed to grant us a license to the rights to this Hydrogen Reactor technology once it is applied to higher capacity engines. The consideration for this grant of license will be determined between the related parties. Once we obtain the licensing rights, we plan to commence production of CSRV products powered with this new technology. There can be no assurance that this technology can be successfully applied to such higher powered CSRV engines.

In July 2013, we announced our intention to spin off our manufacturing operations and grant a license to the rights to our intellectual property for the CSRV system technology to Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a majority owned subsidiary. Coates Hi-Tech is currently in the process of raising new working capital in order to commence operations. Consummation of this spin-off transaction is dependent on the success in raising the new working capital. As consideration for the manufacturing operations and licensed rights, Coates Hi-Tech would be obligated to pay us $10,000,000 as follows: $1,000,000 from the new working capital to be raised by Coates Hi-Tech (as explained in more detail below) from the sale of up to $20 million of Coates Hi-Tech’s common stock and the balance in periodic installments from positive cash flow of Coates Hi-Tech in amounts that will not materially impact on the Coates Hi-Tech’s cash flow as determined by Coates Hi-Tech’s board of directors, in its sole discretion. The first $1 million portion of the fee due us will be paid as follows: 5% of the amount raised up to the first $10 million; and 50% of the next $1 million raised.

In the event this spin-off transaction is consummated, we would then hold approximately 11.3% of Coates Hi-Tech’ common stock. We would also hold all of Coates Hi-Tech’s super-voting preferred stock which would result in us controlling 76.38% of the eligible stockholder votes of Coates Hi-Tech.

Plan of Operation

We are prepared to commence the production phase of our operations, but will first need to raise sufficient new working capital for this purpose. We intend to begin manufacturing and selling natural gas fueled industrial electric power generators powered by CSRV technology based engines (“Gen Sets”) to Almont under (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Canada.

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

Recent Developments

Intention to Merge with China-Based Manufacturing and Casting Company

In August 2013, we signed a letter of commitment with a China-based manufacturer and casting company. This company also owns coal mining operations in China. The parties agreed to enter into negotiations and undertake due diligence with a mutual goal of merging the two companies for the purpose of establishing large scale production in China of industrial CSRV electric power generators. An important element in ensuring success of this transaction is that we intend to undertake a public offering in the U.S. and Hong Kong to raise US$300  - 500 million. As this transaction is at an early stage, there can be no assurance that it will be consummated.

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 (All amounts rounded to thousands of dollars)

Our principal business activities and efforts for the three months ended June 30, 2013 and 2012 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start-up of large scale manufacturing operations, (ii) preparing applications to, and negotiating with certain states, with the objective of securing a package of business, finance and tax incentives they may be offering to new businesses willing to relocate their operations in order to stimulate their economy and create new jobs within the state; and (iii) developing plans for transitioning to large scale manufacturing. In addition, during the three months ended June 30, 2013, research and development was under way to develop and apply the aforementioned new Hydrogen Reactor technology to power a CSRV engine. During the three months ended June 30, 2012, we were also engaged, to a limited extent, in research and development activities related to applying the CSRV technology to industrial engines.

Although we incurred substantial net losses for the three months ended June 30, 2013 and 2012 of $1,176,000 and $1,489,000, respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was significantly less than these net losses. Cash used for operations amounted to ($185,000) and ($280,000) in the 2013 and 2012 period, respectively.

Revenues

There were no sales and no revenues from research and development for the three months ended June 30, 2013 and 2012.

Sublicensing fee revenue for the three months ended June 30, 2013 and 2012, amounted to $5,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at the date amortization began.

Operating Expenses

Research and Development Expenses

In the second quarter of 2013, the Company commenced research and development of the Hydrogen Reactor. Research and development expenses in 2012 related to applying the CSRV technology to industrial engines. There were no research and development activities in the first quarter of 2013. Research and development expenses for the three months ended June 30, 2013 and 2012 amounted to $79,000 and $136,000, respectively. Included in research and development expenses for the three months ended June 30, 2013 and 2012 was $60,000 and $47,000, respectively, of allocated compensation and benefits, $14,000 and $88,000, respectively, of allocated stock-based compensation expense and $5,000 and $1,000, respectively, of parts and materials.

General and Administrative Expenses

General and administrative expenses decreased to $570,000 for the three months ended June 30, 2013 from $1,209,000 in the corresponding period in 2012. This net decrease of $639,000 primarily resulted from the following: A decrease in non-cash stock-based compensation expense of $589,000, a decrease in compensation and benefits of $26,000, a decrease in patent maintenance of $23,000, a decrease in insurance of $8,000, a decrease in printing expenses of $6,000, a decrease in marketing expenses of $6,000, a decrease in dues and subscriptions of $5,000 and a net decrease in other expenses of $2,000, partially offset by an increase in legal and professional fees and expenses of $15,000, an increase in costs to comply with S.E.C. rules and regulations for publicly reporting companies of $7,000 and an increase in office expenses of $4,000.

Depreciation and Amortization

Depreciation and amortization increased by $5,000 to $15,000 for the three months ended June 30, 2013 from $10,000 for the three months ended June 30, 2012.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2013 and 2012, consisted of an (increase) in the fair value of embedded derivative liabilities amounting to ($413,000) and ($37,000), respectively and interest expense of ($102,000) and ($99,000), respectively.

Provision for Income Taxes

The change in deferred tax assets for the three months ended June 30, 2013 and 2012 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($1,176,000) and ($1,489,000) for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012 (All amounts rounded to thousands of dollars)

Our principal business activities and efforts for the six months ended June 30, 2013 and 2012 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start-up of large scale manufacturing operations, (ii) preparing applications to, and negotiating with certain states, with the objective of securing a package of business, finance and tax incentives they may be offering to new businesses willing to relocate their operations in order to stimulate their economy and create new jobs within the state; and (iii) developing plans for transitioning to large scale manufacturing. In addition, during the six months ended June 30, 2013, research and development was under way to develop and apply the aforementioned new Hydrogen Reactor technology to power a CSRV engine. During the six months ended June 30, 2012, we were also engaged, to a limited extent, in research and development activities related to applying the CSRV technology to industrial engines.

Although we incurred substantial net losses for the six months ended June 30, 2013 and 2012 of $1,982,000 and $2,888,000, respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was significantly less than these net losses. Cash used for operations amounted to ($374,000) and ($642,000) in the 2013 and 2012 period, respectively. Included in the net losses for financial reporting purposes for the six months ended June 30, 2013 and 2012 was non-cash stock-based compensation expense of $613,000 and $1,728,000, respectively, $483,000 and $9,000 of non-cash expense from the change in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, respectively, unpaid accrued interest expense of $133,000 and $244,000, respectively and $129,000 and $-0- of deferred compensation expense, respectively.

Revenues

There were no sales and no revenues from research and development for the six months ended June 30, 2013 and 2012.

Sublicensing fee revenue for the six months ended June 30, 2013 and 2012, amounted to $10,000 and $10,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at the date amortization began.

Operating Expenses

Research and Development Expenses

In the second quarter of 2013, the Company commenced research and development of the Hydrogen Reactor. There were no research and development activities in the first quarter of 2013. Research and development expenses in 2012 related to applying the CSRV technology to industrial engines. Research and development expenses for the six months ended June 30, 2013 and 2012 amounted to $79,000 and $322,000, respectively. Included in research and development expenses for the six months ended June 30, 2013 and 2012 was $60,000 and $101,000, respectively, of allocated compensation and benefits, $14,000 and $176,000, respectively, of allocated stock-based compensation expense and $5,000 and $45,000, respectively of parts and materials.

General and Administrative Expenses

General and administrative expenses decreased to $1,194,000 for the six months ended June 30, 2013 from $2,265,000 in the corresponding period in 2012. This net decrease of $1,071,000 primarily resulted from the following: A decrease in non-cash stock-based compensation expense of $952,000, a decrease in legal and professional fees and expenses of $75,000, a decrease in investor relations expenses of $37,000,  a decrease in patent maintenance costs of $13,000, a decrease in insurance costs of $10,000, a decrease in marketing expenses of $7,000, a decrease in dues and subscriptions of $5,000, a decrease in printing costs of $4,000, a decrease in tools expense of $3,000, a decrease in miscellaneous income/(expense) of $3,000 and a decrease in postage costs of $2,000, partially offset by an increase in compensation and benefits of $15,000 as no compensation and benefits costs were allocated to research and development expenses in the first quarter of 2013, an increase in real estate taxes of $13,000, an increase in costs to comply with S.E.C. rules and regulations for publicly reporting companies of $9,000, an increase in utilities expenses of $4,000 and an increase in office expenses of $2,000.

Depreciation and Amortization

Depreciation and amortization increased by $7,000 to $33,000 for the six months ended June 30, 2013 from $26,000 for the six months ended June 30, 2012.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2013 and 2012, consisted of an (increase) in the fair value of embedded derivative liabilities amounting to ($483,000) and ($9,000), respectively and interest expense of ($202,000) and ($276,000), respectively.

Provision for Income Taxes

The change in deferred tax assets for the six months ended June 30, 2013 and 2012 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($1,982,000) and ($2,888,000) for the six months ended June 301, 2013 and 2012, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars

Our cash position at June 30, 2013 was $8,000, a decrease of $5,000 from the cash position of $13,000 at December 31, 2012. We had negative working capital of ($5,110,000) at June 30, 2013, which represents a $783,000 improvement from the ($5,893,000) of negative working capital at December 31, 2012. Current liabilities of $5,241,000 at June 30, 2013, decreased by $793,000 from the $6,034,000 balance at December 31, 2012. Current liabilities were primarily comprised of accounts payable and accrued liabilities of $2,072,000, a mortgage loan in the amount of $1,540,000, promissory notes to related parties totaling $651,000, embedded derivative liabilities related to convertible promissory notes of $628,000, deferred compensation payable of $280,000, net carrying value of convertible promissory notes of $52,000 and unearned revenue of $19,000.

Operating activities utilized cash of ($374,000) during the six months ended June 30, 2013, which primarily consisted of a net loss for the period of ($1,982,000), decreased by non-cash stock-based compensation expense of $614,000, a $483,000 non-cash increase in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, non-cash interest expense of $133,000, an increase in deferred salaries of $129,000, depreciation and amortization of $33,000 and non-cash financing costs of $5,000, partially offset by non-cash sublicensing revenues of ($10,000). In addition, we realized net additional operating cash of $221,000 from a net increase in accounts payable and accrued liabilities of $220,000 and a net decrease in deferred offering costs and other assets of $1,000.

There were no investing activities for the six months ended June 30, 2013.

Financing activities generated net cash of $368,000 for the six months ended June 30, 2013, consisting of proceeds from issuance of convertible notes amounting to $160,000, proceeds from issuance of promissory notes to related parties, net of repayments amounting to $143,000, proceeds from issuance of common stock and warrants of $95,000 and proceeds from issuance of common stock under an equity line of credit of $5,000, offset by a $35,000 partial repayment of the principal amount of a mortgage loan.

In the opinion of management, we will be required to raise additional working capital to fully achieve our objectives to enter the production phase of our operations. Various potential sources of such additional working capital are anticipated to come from one or more of the following: issuances of convertible promissory notes, issuances of promissory notes to related parties, private sales of common stock and common stock warrants and sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit. In addition, if Coates Hi-Tech is successful in raising new working capital, the Company would receive consideration as previously discussed, for the contribution of its manufacturing operations and grant of license in the CSRV technology.

Going Concern

We have incurred net recurring losses since inception, amounting to ($33,209,000), as of June 30, 2013, primarily consisting of research and development expenses and had a stockholders’ deficiency of ($3,178,000). These research and development expenses which were incurred to develop the CSRV sytem technology could begin to create value if we are able to raise sufficient working capital and commence production of our CSRV engines. We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

During the six months ended June 30, 2013, we raised additional working capital of $403,000, consisting of proceeds, net of repayments, from issuances of promissory notes to George J. Coates and Bernadette Coates, spouse of George J. Coates amounting to $82,000 and $61,000, respectively, net proceeds from issuances of convertible promissory notes aggregating of $160,000, proceeds from sales of common stock and warrants to the son of Dr. Richard W. Evans, a director, of $95,000 and sales of common stock under an equity line of credit of $5,000.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under applicable tax law or if the company does not intend to use the tax benefit towards the settlement of a disallowed tax position, if any.

This standard will become effective for interim periods and fiscal years beginning on or after December 15, 2013. Adoption of this standard is not expected to have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide such information.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserted that we were liable to him for breach of an employment contract. On August 14, 2013, the parties agreed on the terms of a tentative settlement. A final settlement agreement has not yet been executed. According to the main provisions of the settlement, the Company agreed to pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on the 15th day of November 2013, March, 2014, June 2014, September 2014 and February 2015, respectively. The parties will also execute mutual releases. The Company had previously accrued $96,000 in connection with settlement of this litigation which is included in accounts payable and accrued liabilities on the accompanying balance sheet at June 30, 2013.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the three months ended June 30, 2013 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, we made private sales, pursuant to stock purchase agreements of 2,833,334 unregistered shares of our common stock and 2,833,334 five-year common stock warrants to purchase one unregistered share of our common stock at exercise prices ranging from $0.015 to $0.025 per share in consideration for $60,000 received from the son of Dr. Richard W. Evans, a director.

In a series of transactions, we issued 5,507,876 unregistered shares of our common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $119,000.

On April 19th and June 4th, we issued $43,000 and $32,000 principal amount, 8% convertible promissory notes, respectively, to an accredited investor and received cash proceeds of $70,000, net of closing costs. The lender may convert the promissory notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

On June 2, 2013, we issued a $28,000 principal amount, 12% convertible promissory note to another accredited investor and received cash proceeds of $25,000. The lender may convert the promissory notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the common stock in the 25 trading days prior to the date of conversion.

Net proceeds from the above transactions were used for general working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

The information required to be contained in this Item is incorporated by reference to Part II. Item 1 of this Quarterly Report on Form 10-Q under the heading "Legal Proceedings."

Item 6. Exhibits

Exhibit Number	Description

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

COATES INTERNATIONAL, LTD.

Date: August 15, 2013	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2013	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)