Form 10-Q
period 2013-09-30
COATES INTERNATIONAL LTD \DE\
filed 2013-11-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 OR

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
Yes ☐ No ☒

As of November 11, 2013, the Registrant had 323,177,210 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.
 Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash	$45,225	$13,303
Inventory, net	111,115	111,115
Deferred offering costs	14,986	16,207
Total Current Assets	171,326	140,625
Property, plant and equipment, net	2,195,196	2,241,847
Deferred licensing costs, net	52,087	55,299
Total Assets	$2,418,609	$2,437,771

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,199,106	$1,797,439
Current portion of finance lease obligation	38,766	-
Mortgage loan payable	1,528,284	1,575,000
Promissory notes to related parties	628,081	507,694
Deferred compensation payable	358,954	1,911,775
Convertible promissory notes, net of unamortized discount	144,358	77,363
Estimated fair value of embedded derivative liabilities related to convertible promissory notes	402,899	135,263
Unearned revenue	19,124	19,124
10% Convertible note	10,000	10,000
Total Current Liabilities	5,329,572	6,033,658
Noncurrent portion of finance lease obligation	93,784	-
License deposits	327,000	341,400
Total Liabilities	5,750,356	6,375,058

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 128,410 and 72,883 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	129	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 319,965,903 and 305,078,818 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	31,997	30,508
Additional paid-in capital	30,286,222	27,259,253
Accumulated deficit	(33,650,095)	(31,227,121)
Total Stockholders' Deficiency	(3,331,747)	(3,937,287)
Total Liabilities and Stockholders' Deficiency	$2,418,609	$2,437,771

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Sublicensing fee revenue	$4,800	$4,800	$14,400	$14,400

Expenses:
Research and development costs	94,856	94,021	174,220	415,879
General and administrative expenses	383,664	571,213	1,577,612	2,835,691
Depreciation and amortization	16,621	22,173	49,863	48,754
Total Expenses	495,141	687,407	1,801,695	3,300,324
Loss from Operations	(490,341)	(682,607)	(1,787,295)	(3,285,924)
Other Income (Expense):
(Increase) decrease in estimated fair value of embedded derivative liabilities	224,854	(17,151)	(258,074)	(25,960)
Interest expense	(175,468)	(104,477)	(377,605)	(380,193)
Total other income (expense)	49,386	(121,628)	(635,679)	(406,153)
Loss Before Income Taxes	(440,955)	(804,235)	(2,422,974)	(3,692,077)
Provision for income taxes	-	-	-	-
Net Loss	$(440,955)	$(804,235)	$(2,422,974)	$(3,692,077)

Basic net loss per share	$-	$-	$(0.01)	$(0.01)
Basic weighted average shares outstanding	341,097,005	314,543,467	337,627,476	299,894,284
Diluted net loss per share	$-	$-	$(0.01)	$(0.01)
Diluted weighted average shares outstanding	341,097,005	314,543,467	337,627,476	299,894,284

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2013	2012

Net Cash (Used in) Operating Activities	$(511,718)	$(906,317)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of promissory notes to related parties	169,094	194,255
Repayment of promissory notes to related parties	(48,708)	(40,500)
Issuance of convertible promissory notes	160,000	212,000
Issuance of common stock and warrants	105,000	543,722
Issuance of common stock under equity line of credit	72,420	-
Proceeds from sale/leaseback of equipment	132,550	-
Repayment of Mortgage Loan	(46,716)	(40,000)
Net Cash Provided by Financing Activities	543,640	869,477

Net Increase (Decrease) in Cash	31,922	(36,840)
Cash, beginning of period	13,303	52,955
Cash, end of period	$45,225	$16,115

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$89,171	$81,976

Supplemental Disclosure of Non-cash Financing Activities:
Deferred compensation paid with common stock	$-	$297,960
Conversion of convertible promissory notes	134,688	184,471
	$134,688	$482,431

The accompanying notes are an integral part of these condensed financial statements.

Coates International, Ltd.
Notes to Financial Statements
 (All amounts rounded to thousands of dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”, or “CIL”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and the unaudited financial statements and notes thereto included in the Company’s quarterly reports on Form 10-Q for the three months ended March 31, 2013 and June 30, 2013.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations of ($33,651,000), primarily consisting of research and development expenses and, as of September 30, 2013, had a stockholders’ deficiency of ($3,332,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company become unable to continue as a going concern.

Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to carry out the Company’s activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company continues to actively undertake efforts to secure new sources of working capital. At September 30, 2013, the Company had negative working capital of ($5,158,000) compared with negative working capital of ($5,893,000) at December 31, 2012.

2.	ACCOUNTING POLICIES

Principles of Consolidation

CIL is currently the majority shareholder in Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets. Accordingly, this subsidiary has not been consolidated with the accounts of CIL. In August 2013, the Company decided to cancel its previously announced plans to spin-off certain of its operations and assets to Coates Hi-Tech.

Since July 2011, the financial statements of CIL were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd. (“Coates Oklahoma”). In May 2013, Coates Oklahoma was shuttered and has since been formally dissolved. There were no outstanding obligations or expenses in dissolving this company. It is no longer being consolidated with the financial statements of the Company.

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the nine-month periods ended September 30, 2013 and 2012. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

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

At September 30, 2013, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV licensing agreement, net of accumulated amortization, amounted to $52,000. Amortization expense for the three months ended September 30, 2013 and 2012 amounted to $1,000 and $1,000, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $3,000 and $3,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At September 30, 2013, the remaining balance of the Release Payment due to the Company was $5,847,000.

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

The Canadian License

The Canadian License exclusively sublicenses within Canada, the use of the CSRV system technology for industrial engines designed to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, is based on its projected assessment of the marketplace demand for industrial generators of various sizes and kilowatt output. Almont projects Gen Set purchases of up to 11,000 CSRV Units per year over the next 5 years. The Company would not be able to accommodate that demand until it ramps up its production capacity, which would likely require several years, once it enters into large scale production. Almont intends to issue standard purchase orders, based on market and customer demand. The Company is unable to confirm any orders until it has sufficient working capital in place to commence manufacturing of the Gen Sets. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

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

7.           LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. This sublicense deposit is being recognized as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV technology patent in force, at that date. Sublicensing fee revenue for the three months ended September 30, 2013 and 2012 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2013 and 2012 amounted to $15,000 and $15,000, respectively.

8.           INVENTORY

Inventory was comprised of the following:

	September 30, 2013	December 31, 2012

Raw materials	$439,000	$439,000
Work-in-process	59,000	59,000
Finished goods	-	-
Reserve for obsolescence	(387,000)	(387,000)
Total	$111,000	$111,000

9.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	September 30, 2013	December 31, 2012

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(784,000)	(737,000)
Total	$2,195,000	$2,242,000

Depreciation expense for the three months ended September 30, 2013 and 2012 was $16,000 and $21,000, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $47,000 and $46,000, respectively.

10.         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012

Legal and professional fees	$1,393,000	$1,240,000
Accrued compensation and benefits	229,000	175,000
General and administrative expenses	228,000	149,000
Accrued interest payable	234,000	118,000
Research and development	115,000	115,000
Total	$2,199,000	$1,797,000

11.        MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2014. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at September 30, 2013 was $1,528,000.

Interest expense for the three months ended September 30, 2013 and 2012 amounted to $28,000 and $31,000, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 amounted to $87,000 and $92,000, respectively.

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

12.        FINANCE LEASE OBLIGATION

In August 2013, the Company entered into a sale/leaseback financing arrangement with Paradigm Commercial Capital Group Corp (“Paradigm”) pursuant to which it sold its research and development and manufacturing equipment in consideration for net cash proceeds of $133,000. These cash proceeds were net of a deposit on the lease of $15,000 and transaction costs of $5,000. Under this arrangement, The Company is leasing back the equipment over a 24-month period, with an option to extend the lease for an additional six months. The fixed recurring monthly lease payment amount is $8,000. If the Company does not exercise the six-month extension option, then the parties will negotiate a repurchase price to be paid by the Company for the equipment. If the Company does exercise its option to extend, then ownership of the equipment will automatically revert back to the Company at the end of the option period. The effective interest rate on this lease is 36.6%. In accordance with generally accepted accounting principles, this sale/leaseback is required to be accounted for as a financing lease. Under this accounting method, the equipment and accumulated depreciation remains on the Company’s books and records as if the Company still owned the equipment. This accounting treatment is in accordance with the ASC 840-40-25-4, Accounting for Sale-Leaseback Transactions. In addition, the discounted present value of the lease payments is recorded as a lease finance obligation. The difference between the gross sales price for the equipment and the net proceeds received amounted to $20,000, which has been recorded as unamortized discount on finance lease obligation. This amount is being amortized to interest expense using the interest method over the 30-month term of the lease, including the option period. The finance lease obligation is secured by all of the equipment included in the sale/leaseback transaction.

13.        PROMISSORY NOTES TO RELATED PARTIES

During the nine months ended September 30, 2013 and 2012, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $102,000 and $118,000, respectively, and repaid promissory notes in the aggregate principal amount of $39,000 and $31,000, respectively, bringing the outstanding principal balance at September 30, 2013 to $505,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the nine months ended September 30, 2013 and 2012, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $68,000 and $76,000, respectively, and repaid promissory notes in the aggregate principal amount of $10,000 and $10,000, respectively, bringing the outstanding balance at September 30, 2013 to $123,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the nine months ended September 30, 2012, the Company had outstanding promissory notes with two of its directors, Dr. Richard W. Evans and Dr. Frank J. Adipietro with principal balances of $120,000 and $50,000, respectively. In June 2012, by mutual agreement, the $120,000 principal amount promissory note issued to Dr. Evans and $10,000 principal amount of the promissory note issued to Dr. Adipietro was converted into 2,000,000 and 166,667 shares of common stock, respectively, at a conversion price of $0.06 per share. The $40,000 principal balance, plus accrued interest on the promissory note due to Dr. Adipietro was converted into 473,372 shares of common stock in October 2012. These notes were due on demand and provided for interest at the rate of 17% per annum, compounded monthly.

For the three months ended September 30, 2013 and 2012, aggregate interest expense on all promissory notes to related parties amounted to $26,000 and $20,000, respectively. For the nine months ended September 30, 2013 and 2012, aggregate interest expense on all promissory notes to related parties amounted to $88,000 and $53,000, respectively. Unpaid accrued interest on these promissory notes amounting to $195,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2013.

14.        CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

From time to time, the Company issues convertible promissory notes. The net proceeds from these transactions are used for general working capital purposes. The conversion formula for these notes meets the conditions that require accounting for these notes as derivative liability instruments.

8% Convertible Promissory Notes

At September 30, 2013, there were three 8% convertible promissory notes (“8% Notes”) in the principal amounts of $43,000, $32,000 and $53,000 which mature in February 2014, March 2014 and May 2014, respectively, if not converted prior thereto. The 8% Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The 8% Notes also contain a prepayment option whereby the Company may, during the first 179 days the note is outstanding, prepay the 8% Note by paying 130% during the first 60 days, increasing in 5% increments each month to a maximum of 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default.

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

12% Convertible Promissory Notes

The Company has also entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding (“12% Notes”). In March 2013, the Company issued a $67,000, 12% Note under this arrangement and received cash proceeds of $60,000. In June 2013, the Company issued a $28,000, 12% Note under this arrangement and received cash proceeds of $25,000. In August 2013, the Company issued another $28,000, 12% Note under this arrangement and received cash proceeds of $25,000. These notes mature in March 2014, June 2014 and August 2014, respectively, if not converted prior thereto. The arrangement provides for an approximately 10.5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding, upon which the interest for the outstanding period will be forgiven. The lender may convert the 12% Notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trade price of the Company’s common stock in the 25 trading days prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of this 12% Note agreement.

In September 2013, 12% convertible promissory notes with a principal balance of $8,700 were converted into 400,000 unregistered shares of common stock.

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the 8% Notes and 12% Notes is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included the average of the quoted daily yield curve rates on six-month and one-year treasury securities and the calculated 12-month historical volatility rate on the Company’s common stock.

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

The following table presents the details of the outstanding 8% Notes and 12% Notes at September 30, 2013 and December 31, 2012, including the balance of the unamortized discount and the amount of the embedded derivative liability:

	Principal Amount				Unamortized Discount		Embedded Derivative Liability
Date Issued	September 30, 2013	December 31, 2012	Nominal Interest Rate	Effective Interest Rate(1)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

8/14/13	$28,000	N/A	12%	147%	$26,000	N/A	$54,000	N/A
8/8/13	53,000	N/A	8%	147%	41,000	N/A	80,000	N/A
6/21/13	32,000	N/A	8%	147%	17,000	N/A	46,000	N/A
6/4/13	28,000	N/A	12%	92%	8,000	N/A	52,000	N/A
4/19/13	43,000	N/A	8%	150%	6,000	N/A	58,000	N/A
3/21/13	58,000	N/A	12%	76%	-	N/A	113,000	N/A
11/23/12	N/A	$33,000	8%	101%	N/A	$17,000	N/A	$41,000
9/24/12	N/A	32,000	8%	122%	N/A	14,000	N/A	41,000
8/6/12	N/A	43,000	8%	142%	N/A	12,000	N/A	53,000
6/12/12	N/A	12,000	8%	142%	N/A	-	N/A	-
	$242,000	$120,000			$98,000	$43,000	$403,000	$135,000

(1) The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Other income (expense) resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to $225,000 and ($17,000) for the three months ended September 30, 2013 and 2012, respectively, and ($258,000) and ($26,000) for the nine months ended September 30, 2013 and 2012, respectively. These amounts are included in the accompanying statements of operations as Decrease (increase) in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the three months ended September 30, 2013 and 2012 amounted to $111,000 and $47,000, respectively. Interest expense resulting from accretion of the unamortized discount for the nine months ended September 30, 2013 and 2012 amounted to $186,000 and $213,000, respectively.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

15.        10% CONVERTIBLE NOTE TO RELATED PARTY

The 10% Convertible Note, which is held by one of the Company’s directors, is convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 22,222 shares of its common stock for conversion of this note. At September 30, 2013, accrued interest on this convertible note amounted to $6,000.

16.        UNEARNED REVENUE

The Company has received a non-refundable deposit of $19,000 from Almont in connection with its order for a natural gas fueled electric power CSRV engine generator, which is included in unearned revenue in the accompanying balance sheets at September 30, 2013 and December 31, 2012.

17.        CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at September 30, 2013:

		Due Within
	Total	2013	2014	2015	2016
Mortgage loan payable	$1,528,000	$-	$1,528,000	$-	$-
Promissory notes to related parties	628,000	628,000	-	-	-
Finance lease obligation	152,000	9,000	50,000	71,000	22,000
Convertible promissory notes	251,000	-	251,000	-	-
Settlement of litigation	125,000	40,000	75,000	10,000	-
10% promissory note	10,000	10,000	-	-	-
Total	$2,694,000	$687,000	$1,904,000	$81,000	$22,000

18.        CAPITAL STOCK

Common Stock and Anti-dilution Rights

The Company’s common stock is traded on OTCQB; the OTC market tier for companies that report to the SEC. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

Pursuant to anti-dilution provisions which became effective January 2012, Mr. Coates was awarded one share of restricted common stock for each new share of stock issued to any individual or entity that was not a member of, or controlled by, the Coates Family. On August 30, 2013, these anti-dilution provisions were canceled and, as discussed hereinafter, Mr. Coates voluntarily returned all shares of common stock awarded to him under these provisions.

The following transactions occurred during the nine months ended September 30, 2013:

In a series of transactions during 2013, the Company made private sales, pursuant to stock purchase agreements of 4,166,666 unregistered shares of its common stock and 5,166,668 common stock warrants to purchase one share of common stock at an exercise prices ranging from $0.015 to of $0.035 per share in consideration for $105,000 received from the son of Richard W. Evans, a director.

In a series of transactions during 2013, the Company issued 1,990,430 registered shares of its common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $72,000.

In a series of transactions in 2013, the Company issued 14,142,085 unregistered shares of its common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $420,000. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status.

In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status.

In connection with an agreement to issue up to $335,000 of convertible promissory notes, during 2013, the Company issued a $67,000 principal amount, 12% convertible promissory note and two $28,000 principal amount, 12% convertible promissory notes and received cash proceeds of $110,000, net of original issue discount of $13,000.

The Company issued a $43,000 principal amount, 8% convertible promissory note, a $32,000 principal amount, 8% convertible promissory note and a $53,000 principal amount, 8% convertible promissory note and received proceeds of $120,000, net of transaction costs.

In a series of transactions during 2013, 8% convertible promissory notes with an aggregate principal balance of $120,000, plus accrued interest of $6,000 were converted into 8,329,989 unregistered shares of common stock.

In September 2013, 12% convertible promissory notes with a principal balance of $8,700 were converted into 400,000 unregistered shares of common stock.

At September 30, 2013, Company had reserved 113,024,724 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

During the nine months ended September 30, 2013 and 2012, 55,527 and no shares of Series A Preferred Stock, respectively, were issued to George J. Coates under the anti-dilution provisions.

At September 30, 2013, George J. Coates held 128,410 shares of Series A Preferred Stock which provides him with the right to 1,284,100,000 aggregate additional votes on all matters brought before the shareholders for a vote.

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

During the nine months ended September 30, 2013 and 2012, the Company sold 1,990,430 and 2,153,706 registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $72,000 and $259,000, respectively, which were used for general working capital purposes. There were no offering costs related to the sales of these shares. At September 30, 2013, the unused portion of this equity line of credit was $19,669,000 and the remaining number of registered shares underlying the Investment Agreement was 13,251,736.

20.        INTENTION TO MERGE WITH CHINA-BASED MANUFACTURING AND CASTING COMPANY

In August 2013, the Company signed a letter of commitment with a China-based manufacturer and casting company. This company also owns coal mining operations in China. The parties agreed to enter into negotiations and undertake due diligence with a mutual goal of merging the two companies for the purpose of establishing large scale production in China of industrial CSRV electric power generators. An important element in ensuring success of this transaction is that the Company intends to undertake a public offering in the U.S. and Hong Kong to raise US$300-500 million. As this transaction is at an early stage, there can be no assurance that it will be consummated.

21.        LOSS PER SHARE

For the nine months ended September 30, 2013 and 2012, diluted net loss per share was based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock because the Company incurred a net loss in those periods and the effect of including any of the potentially dilutive shares of common stock in the calculation would have been anti-dilutive.

The following presents the potentially issuable shares of common stock upon assumed conversion of:

		Number of Underlying Shares of Common Stock at September 30,
Description	Exercise Price	2013	2012
Common stock options	$0.0600	5,607,000	5,607,000
Common stock options	0.2400	1,800,000	1,800,000
Common stock options	0.2500	2,000,000	2,000,000
Common stock options	0.3900	50,000	50,000
Common stock options	0.4000	360,000	360,000
Common stock options	0.4300	100,000	100,000
Common stock options	0.4400	1,750,000	1,750,000
Common stock options	1.0000	30,000	30,000
Common stock warrants	0.0150	666,667	-
Common stock warrants	0.0200	500,000	-
Common stock warrants	0.0225	666,667	-
Common stock warrants	0.0250	1,000,000	-
Common stock warrants	0.0300	333,333	-
Common stock warrants	0.0350	2,000,001	-
Common stock warrants	0.0450	333,333	-
Common stock warrants	0.0500	400,000	-
Common stock warrants	0.0550	2,181,819	1,090,910
Common stock warrants	0.0600	2,000,000	1,500,000
Common stock warrants	0.0625	4,269,838	4,269,838
Common stock warrants	0.0700	571,429	571,429
Common stock warrants	0.0900	666,666	666,666
Common stock warrants	0.1200	416,667	416,667
Common stock warrants	0.2500	1,200,000	1,200,000
Common stock warrants	0.2700	833,333	833,333
Common stock warrants	0.3000	333,333	333,333
Common stock warrants	0.3250	153,846	153,846
Common stock warrants	0.3500	1,028,570	1,028,570
$10,000, 10% Convertible promissory note	0.4500	22,222	22,222
8% Convertible promissory notes	(1)	4,435,615	4,583,622
12% Convertible promissory notes	(2)	4,756,056	-
Total		40,466,395	$28,367,436

(1)
The principal amount of the 8% convertible promissory notes outstanding, which had not been converted at September 30, 2013, was $128,000. The conversion rate is variable as it is equal to the average of the three lowest closing bid prices during the ten trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the three lowest closing bid prices during the ten trading days prior to September 30, 2013, the last trading day of the quarter.

(2)
The principal amount of the 12% convertible promissory note outstanding, which had not been converted at September 30, 2013, was $123,000. The conversion rate is variable as it is equal to the lowest trading price during the twenty-five trading days prior to the date of conversion. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the lowest trading price during the twenty-five trading days prior to September 30, 2013, the last trading day of the quarter.

22.        STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan.  The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan. At September 30, 2013, there remained 803,000 shares of common stock available for stock options or awards under the Stock Plan.

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

During the nine months ended September 30, 2013 no employee stock options were granted. During the nine months ended September 30, 2012, employee stock options to purchase 5,607,000 shares of common stock at a price per share of $0.06 per share were granted. These options fully vested in June 2013.

During the nine months ended September 30, 2013, employee stock options to purchase 5,607,000 shares of common stock at a price per share of $0.06 per share became vested. During the nine months ended September 30, 2012, 200,000 stock options with an exercise price of $0.25 per share became vested. There were no unvested stock options at September 30, 2013.

During the three months ended September 30, 2013 and 2012, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $-0- and $163,000, respectively. For the three months ended September 30, 2013 and 2012, $-0- and $41,000, respectively, of this amount is included in research and development expenses and $-0- and $122,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

During the nine months ended September 30, 2013 and 2012, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $179,000 and $624,000, respectively. For the nine months ended September 30, 2013 and 2012, $15,000 and $217,000, respectively, of this amount is included in research and development expenses and $164,000 and $407,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

Details of the common stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/13	$0.06 -1.00	11,697,000	14	6,090,000	$0.019	$0.180
Vested	$0.06		14	5,607,000	$0.060	$0.064
Balance, 9/30/13	$0.06 -1.00	11,697,000	14	11,697,000	$0.019	$0.180

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2013 and 2012.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139-167%
●	Risk-free interest rate	0.21%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00%

The valuation assumptions were determined as follows:

●
Historical stock price volatility: The Company initially obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage. Subsequently, once sufficient trading history became available, the volatility factor was calculated based on the historical daily closing prices of the Company’s common stock on the OTCQB.

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

Deferred tax assets increased by $160,000 and $395,000 for the three months ended September 30, 2013 and 2012, respectively. Deferred tax assets increased by $659,000 and $1,212,000 for the nine months ended September 30, 2013 and 2012, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2013 and 2012.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the nine months ended September 30, 2013 and 2012, there were no penalties or interest related to the Company’s income tax returns.

24.        RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of base compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012 (a)	2013	2012 (b)
George J. Coates (c), (d), (e), (f), (g)	$-	$70,000	$29,000	$210,000
Gregory Coates (h)	38,000	43,000	125,000	129,000
Bernadette Coates (i)	-	19,000	13,000	56,000

(a)	Certain amounts previously reported for the three months ended September 30, 2012 were reclassified in order to make them comparable to the amounts for the three months ended September 30, 2013.
(b)	Certain amounts previously reported for the nine months ended September 30, 2012 were reclassified in order to make them comparable to the amounts for the nine months ended September 30, 2013.
(c)
For the three months ended September 30, 2013, George J. Coates earned additional base compensation of $63,000, payment of which is being deferred until the Company has sufficient working capital. For the nine months ended September 30, 2013, George J. Coates earned additional base compensation of $168,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at September 30, 2013.

(d)
During the three months ended September 30, 2013, George J. Coates was awarded 1,928,763 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued during the quarter. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $98,000. During the nine months ended September 30, 2013, George J. Coates was awarded 14,142,085 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $420,000. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status.

(e)
During the three months ended September 30, 2013, George J. Coates was awarded 6,830 unregistered shares of the Company’s Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued during the quarter. The estimated value of these shares was $15,000. During the nine months ended September 30, 2013, George J. Coates was awarded 55,527 unregistered shares of the Company’s Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares was $127,000.

(f)
During the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense amounting to $-0- and $66,000, respectively, in connection with employee stock options granted to George J. Coates during 2011 and 2012. During the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense amounting to $58,000 and $291,000, respectively, in connection with employee stock options granted to George J. Coates during 2011 and 2012.

(g)
In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status.

(h)
During the three months ended September 30, 2012, the Company recorded stock-based compensation expense amounting to $36,000 in connection with employee stock options granted to Gregory Coates during 2011. During the nine months ended September 30, 2012, the Company recorded stock-based compensation expense amounting to $252,000 in connection with employee stock options granted to Gregory Coates during 2011.

(i)
For the three months ended September 30, 2013, Bernadette Coates earned additional base compensation of $17,000, payment of which is being deferred until the Company has sufficient working capital. For the nine months ended September 30, 2013, Bernadette Coates earned additional base compensation of $40,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at September 30, 2013.

Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the nine months ended September 30, 2013 and 2012 are discussed in detail in Note 13. The promissory notes to related parties are payable on demand and bear interest at the rate of 17% per annum, compounded monthly.

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the nine months ended September 30, 2013 are discussed in detail in Note 18. During the nine months ended September 30, 2012, the Company sold 190,185 restricted shares of its common stock in consideration for 185,185 tradable shares of its common stock received from the son of Dr. Richard W. Evans, director.

These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Other

During the three months ended September 30, 2013 and 2012, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $15,000 and $11,000, respectively. For the three months ended September 30, 2013, Mr. Kaye earned compensation of $31,000, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him.

During the nine months ended September 30, 2013 and 2012, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $20,000 and $46,000, respectively. For the nine months ended September 30, 2013, Mr. Kaye earned compensation of $92,000, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him.

At September 30, 2013, the total unpaid deferred compensation owed to Mr. Kaye amounted to $114,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2013.

25.        LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserted that the Company was liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013 and the 15th day of March 2014, June 2014, September 2014 and February 2015, respectively. The parties also executed mutual releases. The $125,000 amount of the settlement has been fully accrued for and is included in accounts payable and accrued liabilities on the accompanying balance sheet at September 30, 2013. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased to $200,000.

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

27.        SUBSEQUENT EVENTS

Anti-dilution Shares issued to George J. Coates Related to New Shares of Common Stock Sold

Subsequent to September 30, 2013, the Company issued 5,590 shares of Series A Preferred Stock to Mr. Coates related to anti-dilution. The estimated fair value of these shares was $14,000.

Issuance of 12% Convertible Note

In November 2013, the Company issued a $28,000, 12% convertible note on the same terms and conditions as the other 12% convertible notes discussed in more detail in Note 14. The Company received cash proceeds of $25,000, which was net of an approximately 10.5% original issue discount. This note matures in November 2014, if not converted prior thereto.

Issuance of Convertible Promissory Note

In October 2013, the Company entered into a securities purchase agreement with an investor and issued an 8% convertible promissory note which matures in July 2014 and received cash proceeds of $45,000, net of financing costs of $2,500. This note contains the same terms and conditions as the previous 8% convertible promissory notes more fully discussed in Note 14.

Conversion of 12% Convertible Note

Subsequent to September 30, 2013, $25,000 principal amount of 12% convertible promissory notes were converted into 950,000 unregistered shares of the Company's common stock.

Conversion of 8% Convertible Note

Subsequent to September 30, 2013, a $44,000 principal amount, 8% convertible promissory note, including accrued interest thereon of $2,000, was converted into 1,263,426 unregistered shares of the Company's common stock.

Promissory Notes to Related Parties

Subsequent to September 30, 2013, the Company repaid $15,000 of the 17% promissory notes due to George J. Coates.

Mr. and Mrs. Coates have made loans to the Company from time to time for working capital purposes but they are not obligated to continue to do so in the future.

Issuance of Common Stock under Equity Line of Credit

Subsequent to September 30, 2013, the Company issued 997,981 registered shares of its common stock under the equity line of credit with Dutchess Opportunity Fund II, LP and received net proceeds of $58,000.

Deferred Compensation

Subsequent to September 30, 2013, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $34,000, $14,000 and $9,000, respectively, bringing their total deferred compensation to $202,000, $113,000 and $49,000, respectively.

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

In July 2013, we announced our intention to spin off our manufacturing operations and grant a license to the rights to our intellectual property for the CSRV system technology to Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a majority owned subsidiary. In August 2013, the Company announced that it had canceled its plans for this spin-off.

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

We intend to take advantage of the fact that essentially all the components of the Gen Sets may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the Gen Sets in the two following ways:

•
Assembly – to develop assembly lines within our premises. We intend to initially commence production on a small scale. This will enable us to prove our concept for the CSRV system technology, and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large-scale manufacturing is expected to require substantial working capital for inventory procurement, an increase in our work force and capital expenditures for additional production capacity and production equipment. To date, we have not been successful in securing the necessary working capital for this purpose.

•	Licensing the CSRV system technology to OEM’s – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Possible sources of such new working capital include, sales of our common stock and warrants through private transactions, issuances of promissory notes to related parties, issuances of convertible promissory notes, sales of shares of our common stock through the equity line of credit arrangement with Dutchess Opportunity Fund II, LP, sales of CSRV products, sales of our equity and/or debt securities through private placement offerings and pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence has introduced additional risk and difficulty to our challenge to secure such additional working capital.

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

Recent Developments

Intention to Merge with China-Based Manufacturing and Casting Company

In August 2013, we signed a letter of commitment with a China-based manufacturer and casting company. This company also owns coal mining operations in China. The parties agreed to enter into negotiations and undertake due diligence with a mutual goal of merging the two companies for the purpose of establishing large scale production in China of industrial CSRV electric power generators. An important element in ensuring success of this transaction is that we intend to undertake a public offering in the U.S. and Hong Kong to raise US$300 – 500 million. As this transaction is at an early stage, there can be no assurance that it will be consummated.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Our principal business activities and efforts for the three months ended September 30, 2013 and 2012 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start-up of large scale manufacturing operations, and (ii) developing plans for transitioning to large scale manufacturing. In addition, during the three months ended September 30, 2013, we conducted continued research and development to apply the aforementioned new Hydrogen Reactor technology to power a CSRV engine. During the three months ended September 30, 2012, we were also engaged, to a limited extent, in research and development activities related to applying the CSRV technology to industrial engines.

Although we incurred substantial net losses for the three months ended September 30, 2013 and 2012 of $440,995 and $804,235, respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was significantly less than these net losses. Cash used for operations amounted to ($137,908) and ($264,382) in the 2013 and 2012 comparable periods, respectively.

Revenues

There were no sales and no revenues from research and development for the three months ended September 30, 2013 and 2012.

Sublicensing fee revenue for the three months ended September 30, 2013 and 2012, amounted to $4,800 and $4,800, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at the date amortization began.

Operating Expenses

Research and Development Expenses

In the third quarter of 2013, the Company continued research and development of the Hydrogen Reactor. Research and development expenses in 2012 related to applying the CSRV technology to industrial engines. Research and development expenses for the three months ended September 30, 2013 and 2012 amounted to $95,000 and $94,000, respectively. Included in research and development expenses for the three months ended September 30, 2013 and 2012 was $88,000 and $51,000, respectively, of allocated compensation and benefits, $-0- and $41,000, respectively, of allocated stock-based compensation expense and $7,000 and $2,000, respectively, of parts and materials.

General and Administrative Expenses

General and administrative expenses decreased to $383,664 for the three months ended September 30, 2013 from $571,213 in the corresponding period in 2012. This net decrease of $187,549 primarily resulted from the following: A decrease in non-cash stock-based compensation expense of $188,933, a decrease in patent maintenance of $35,609, a decrease in compensation and benefits of $16,533, a decrease in travel and entertainment of $5,665 and a decrease in insurance of $5,200, partially offset by an increase in legal and professional fees and expenses of $26,116, an increase in investor relations costs of $10,172, an increase in printing expenses of $6,125, an increase in miscellaneous expenses of $5,685, an increase in postage of $5,312, an increase in offering costs of $4,667, an increase in marketing expenses of $2,610, an increase in property taxes of $2,578 and a net increase in other expenses of $1,186.

Depreciation and Amortization

Depreciation and amortization decreased by $5,551 to $16,621 for the three months ended September 30, 2013 from $22,172 for the three months ended September 30, 2012.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2013 and 2012, consisted of an decrease (increase) in the fair value of embedded derivative liabilities amounting to $224,855 and ($17,151), respectively, and interest expense of ($175,468) and ($104,477), respectively.

Provision for Income Taxes

The change in deferred tax assets for the three months ended September 30, 2013 and 2012 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($440,955) and ($804,235) for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Our principal business activities and efforts for the nine months ended September 30, 2013 and 2012 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start-up of large scale manufacturing operations, (ii) preparing applications to, and negotiating with certain states, with the objective of securing a package of business, finance and tax incentives they may be offering to new businesses willing to relocate their operations in order to stimulate their economy and create new jobs within the state; and (iii) developing plans for transitioning to large scale manufacturing. In addition, during the nine months ended September 30, 2013, research and development was under way to develop and apply the aforementioned new Hydrogen Reactor technology to power a CSRV engine. During the nine months ended September 30, 2012, we were also engaged, to a limited extent, in research and development activities related to applying the CSRV technology to industrial engines.

Although we incurred substantial net losses for the nine months ended September 30, 2013 and 2012 of $2,422,974 and $3,692,077, respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was significantly less than these net losses. Cash used for operations amounted to ($511,718) and ($906,317) in the 2013 and 2012, respectively. Included in the net losses for financial reporting purposes for the nine months ended September 30, 2013 and 2012 was non-cash stock-based compensation expense of $736,103 and $2,080,275, respectively, $258,074 and $25,960 of non-cash expense from the change in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, respectively, unpaid accrued interest expense of $290,150 and $298,125, respectively and $208,354 and $-0- of deferred compensation expense, respectively.

Revenues

There were no sales and no revenues from research and development for the nine months ended September 30, 2013 and 2012.

Sublicensing fee revenue for the nine months ended September 30, 2013 and 2012, amounted to $14,400 and $14,400, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the approximately 16-year remaining life of the last CSRV technology patent in force at the date amortization began.

Operating Expenses

Research and Development Expenses

In the second quarter of 2013, the Company commenced research and development of the Hydrogen Reactor. There were no research and development activities in the first quarter of 2013. Research and development expenses in 2012 related to applying the CSRV technology to industrial engines. Research and development expenses for the nine months ended September 30, 2013 and 2012 amounted to $174,220 and $415,879, respectively. Included in research and development expenses for the nine months ended September 30, 2013 and 2012 was $148,200 and $151,300, respectively, of allocated compensation and benefits, $14,500 and $217,400, respectively, of allocated stock-based compensation expense and $11,520 and $47,179, respectively of parts and materials.

General and Administrative Expenses

General and administrative expenses decreased to $1,577,612 for the nine months ended September 30, 2013 from $2,835,691 in the corresponding period in 2012. This net decrease of $1,258,079 primarily resulted from the following: A decrease in non-cash stock-based compensation expense of $1,141,272, a decrease in legal and professional fees and expenses of $49,099, a decrease in patent maintenance costs of $48,067, a decrease in investor relations expenses of $26,938, a decrease in insurance of $18,411, a decrease in marketing expenses of $4,610, a decrease in dues and subscriptions of $4,320, a decrease in travel and entertainment of $3,968, a decrease in tools expense of $2,979, a decrease in building expenses of $2,268 and a decrease in repairs and maintenance of $2,038, partially offset by an increase in real estate taxes of $16,249, an increase in costs to comply with S.E.C. rules and regulations for publicly reporting companies of $10,489, an increase in utilities and communications expenses of $6,357, an increase in offering costs of $4,424, an increase in postage of $3,092, an increase in miscellaneous expenses of $2,643, an increase in printing expenses of $2,101 and a net increase in other expenses of $534.

Depreciation and Amortization

Depreciation and amortization increased by $1,109 to $49,863 for the nine months ended September 30, 2013 from $48,754 for the nine months ended September 30, 2012.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2013 and 2012, consisted of an (increase) in the fair value of embedded derivative liabilities amounting to ($258,074) and ($25,960), respectively, and interest expense of ($377,605) and ($380,193), respectively.

Provision for Income Taxes

The change in deferred tax assets for the nine months ended September 30, 2013 and 2012 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($2,422,974) and ($3,692,077) for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources (All amounts rounded to thousands of dollars

Our cash position at September 30, 2013 was $45,225, an increase of $31,922 from the cash position of $13,303 at December 31, 2012. We had negative working capital of ($5,158,246) at September 30, 2013, which represents a $734,787 improvement from the ($5,893,033) of negative working capital at December 31, 2012. Current liabilities of $5,329,572 at September 30, 2013, decreased by $704,086 from the $6,033,658 balance at December 31, 2012. Current liabilities were primarily comprised of accounts payable and accrued liabilities of $2,199,106, a mortgage loan in the amount of $1,528,284, promissory notes to related parties totaling $638,081, embedded derivative liabilities related to convertible promissory notes of $402,899, deferred compensation payable of $358,954, net carrying value of convertible promissory notes of $144,358 and unearned revenue of $19,124.

Operating activities utilized cash of ($511,718) during the nine months ended September 30, 2013, which primarily consisted of a net loss for the period of ($2,422,974), decreased by non-cash stock-based compensation expense of $736,103, a $258,074 non-cash increase in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, non-cash interest expense of $290,150, an increase in deferred salaries of $208,354, depreciation and amortization of $49,864 and non-cash financing costs of $7,684, partially offset by non-cash sublicensing revenues of ($14,400). In addition, we realized net additional operating cash of $414,193 consisting of a net increase in accounts payable and accrued liabilities of $378,678, the current portion of a lease finance obligation of $38,766 and a net decrease in deferred offering costs and other assets of $3,251.

There were no investing activities for the nine months ended September 30, 2013.

Financing activities generated net cash of $543,640 for the nine months ended September 30, 2013, consisting of proceeds from issuance of convertible notes amounting to $160,000, net proceeds from the sale/leaseback of equipment of $132,550, proceeds from issuance of promissory notes to related parties, net of repayments amounting to $120,386, proceeds from issuance of common stock and warrants of $105,000 and proceeds from issuance of common stock under an equity line of credit of $72,420, offset by a $46,716 partial repayment of the principal amount of a mortgage loan.

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

Going Concern

We have incurred net recurring losses since inception, amounting to ($33,650,095), as of September 30, 2013, primarily consisting of research and development expenses and had a stockholders’ deficiency of ($3,331,747). These research and development expenses which were incurred to develop the CSRV system technology could begin to create value if we are able to raise sufficient working capital and commence production of our CSRV engines. We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

During the nine months ended September 30, 2013, we raised additional working capital of $590,356, consisting of proceeds, net of repayments, from issuances of promissory notes to George J. Coates and Bernadette Coates, spouse of George J. Coates amounting to $62,973 and $57,413, respectively, net proceeds from issuances of convertible promissory notes aggregating of $160,000, net proceeds from sale/leaseback of equipment of $132,550, proceeds from sales of common stock and warrants to the son of Dr. Richard W. Evans, a director, of $105,000 and sales of common stock under an equity line of credit of $72,420.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities (rounded to thousands of dollars) during the three months ended September 30, 2013 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, we made private sales, pursuant to stock purchase agreements of 333,333 unregistered shares of our common stock and 333,333 five-year, common stock warrants to purchase one unregistered share of our common stock at an exercise price of $0.03 per share in consideration for $10,000 received from the son of Dr. Richard W. Evans, a director.

In a series of transactions, we issued 1,928,763 unregistered shares of our common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $98,139. In August 2013, these shares were voluntarily returned by Mr. Coates for cancellation.

On August 8, 2013, we issued a $53,000 principal amount, 8% convertible promissory note to an accredited investor and received cash proceeds of $50,000, net of closing costs. The lender may convert the promissory notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

On August 14, 2013, we issued a $28,000 principal amount, 12% convertible promissory note to another accredited investor and received cash proceeds of $25,000. The lender may convert the promissory notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the common stock in the 25 trading days prior to the date of conversion.

On September 20, 2013, the holder of a 12% convertible promissory note converted an $8,700 portion of the convertible promissory note into, 400,000 unregistered shares of common stock.

Net proceeds from the above transactions were used for general working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

The information required to be contained in this Item is incorporated by reference to Part II. Item 1 of this Quarterly Report on Form 10-Q under the heading "Legal Proceedings."

Item 6. Exhibits

Exhibit Number	Description
10.1	Sale/leaseback Agreement with Paradigm Commercial Capital Group, dated August 15, 2013
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

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

COATES INTERNATIONAL, LTD.

Date: November 14, 2013	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)