Form 10-K
period 2013-12-31
COATES INTERNATIONAL LTD \DE\
filed 2014-03-31
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Title of class) None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,210,006.

As of March 26, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 342,759,313.

Documents Incorporated by Reference: None.

COATES INTERNATIONAL, LTD.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

PART I

Item 1.  Business

General

Coates International, Ltd. ("we" or the "Company") has been developing over a period of more than 20 years a patented Coates Spherical Rotary Valve® (“CSRV”) system technology which is adaptable for use in piston-driven internal combustion engines of many types. Independent testing of various engines in which we incorporated our CSRV® system technology (“CSRV® Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV® Engines produced only ultra low levels of harmful emissions while in operation. Engines operating on the CSRV® system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV® system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

The CSRV® system is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle, and marine engines. Unlike conventional valves which protrude into the engine combustion chamber, the Coates® rotary valve system utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The Coates® rotary valve system uses approximately 1/10th the moving parts of conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the Coates® rotary valve system (Coates® engines) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, Coates® rotary valves can be designed with a larger opening into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates® engine to produce more power than equivalent conventional engines. The CSRV® engine is a highly thermal-efficient power unit.

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, sales of a small number of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets”), a gain on the sale of the land and building that serves as our principal facility, and from the performance of contractual research and development activities involving the CSRV® system technology and the receipt of licensing fees for our CSRV® system technology. During the years ended December 31, 2013 and 2012, we did not have any sales and we had revenues from research and development of $19,200 and $19,200, respectively. For the years ended December 31, 2013 and 2012, we incurred net losses of approximately ($2,750,000) and ($4,530,000), respectively. The accumulated net losses from inception of the Company through December 31, 2013 amounted to approximately ($33,977,000). We may continue to be unprofitable until the CSRV® Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations. In 2013, we raised additional working capital amounting to approximately $917,000 consisting of proceeds of approximately $398,000 from issuances of convertible promissory notes, proceeds of approximately $156,000 from sales of our common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, proceeds of approximately $133,000 from the sale/leaseback of equipment, proceeds of $125,000 from sales of common stock and common stock warrants to the son of a director, proceeds of approximately $95,000, net of repayments, from issuances of promissory notes to related parties and proceeds of $10,000 from exercise of common stock warrants. Through March 26, 2014, we raised additional working capital of $425,000, consisting of sales of common stock and warrants to the son of a director of $290,000, proceeds of approximately $102,000 from sales of our common stock under an equity line of credit with Dutchess Opportunity Fund II, LP and net proceeds of a convertible promissory note of approximately $33,000.

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey (approximately 60 miles outside of New York City). We maintain a website at the following address: www.coatesengine.com. Through a link on our website to the U.S. Securities and Exchange Commission (“SEC”) website, www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, currentreports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”) as soon as reasonably practicable after electronic filing with the SEC. Our Code of Business Conduct and Ethics for our directors, officers and employees can be viewed on our website at www.coatesengine.com. We will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

Background

Coates Spherical Rotary Valve® System Technology

The internal combustion engine has been in use for more than 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960’s and 1970’s, most vehicle combustion engines in the United States were running at a compression ratio of 12 to 1 which resulted in an engine thermal efficiency of approximately 35 percent. The rest of the engine’s power is lost in friction, pumping and heat loss. It was learned that lead additives in fuel created unacceptable health risks, therefore the lead was removed. The use of unleaded gasoline created a number of technical problems, principally related to overheating of the engine compression chamber, causing pre-ignition and resulting in damage to the engine. The problem was largely solved by lowering engine compression ratios, thereby lowering thermal efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can improved by increasing “volumetric efficiency” at maximum RPM’s, but conventional poppet valves tend to “float” or bounce at higher RPM’s and are consequently unable to deliver adequate air to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of poppet valves per cylinder but this approach created other problems that cause unburned fuel to escape through the exhaust valve stems leading to a loss of power, lower gas mileage, and increased pollutants. However, variable valve timing can partially solve these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage to the engine. Furthermore, conventional valves with solid “valve lifters” as opposed to hydraulic valve lifters must have clearances readjusted periodically. Poppet valves are the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life, thermal efficiency, fuel efficiency, engine power output and increased pollution.

Conventional poppet valves also have significant environmental deficiencies. Conventional exhaust valve stems are lubricated with engine oil which burns off in the combustion chamber and is expelled through the exhaust directly into the atmosphere. Intake valves are also lubricated with engine oil, which is washed off and forced into the combustion chamber with the air and fuel mixture. This slows combustion, produces further emissions and eventually clogs the catalytic converter.

Management believes that the patented CSRV® system solves or significantly mitigates these problems. Coates® rotary valves are vented and charged on the opposite side of each valve sphere and rotate away from the combustion chamber, reducing combustion chamber constant temperature and allowing higher compression ratios that make the engine significantly more efficient and powerful.

We have successfully adapted our technology to industrial engines to power electric generators, and intend to begin to manufacture and market engines utilizing our proprietary designs operating on a multitude of fuels such as LNG, CNG, propane, flare-off gas and hydrogen.

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. Mr. Coates is continuing with research and development of the next application of this technology in an attempt to power larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and are designed to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. At this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor. Accordingly, the Company does not have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

Markets

The design of the CSRV® system technology provides us with the flexibility to retrofit our existing internal combustion engines of all sizes and applications to appeal to a number of different geographic and product markets. In addition, the CSRV® system technology has been designed to operate effectively on a wide range of alternative fuels. Accordingly, there are no technical barriers that need to be overcome in order to strategically target economically feasible markets for products powered by internal combustion engines including, but not limited to the following: engines for electric power generators for various applications ranging from home use to the largest industrial complexes to augmented “grid” installations; engines to power motorcycles, automobiles, light trucks, heavy trucks, machinery, railroads, marine engines, military equipment, light aircraft, helicopters, lawn mowers, snowmobiles and jet skis, etc.

According to the most recent data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2012,” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Motorcycles	Total
111,289,906	764,509	133,130,032	8,454,939	253,639,386

Strategy

Our long-term objective is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers and sales and distribution of our CSRV® internal combustion engines for a wide variety of uses. Our primary targeted market is the industrial electric power generator market. We have adapted the CSRV® system technology to manufacture our 14.0 liter inline, 6-cylinder, 855 cubic inch engine industrial generator fueled by natural gas, one of many types of Gen Sets. In parallel to penetrating the commercial/industrial generators market, we intend to adapt the CSRV® system technology to be used in other markets, in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

We have completed development of the CSRV® system technology-based generator engine and are prepared to commence the production phase of our operations, provided we raise sufficient new working capital to first produce and field test a number of additional engine generators which incorporate our solution for the cracked heads. Initially, we intend to sell the engine generators to Almont Energy, Inc., (“Almont”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Calgary, Canada.

We intend to take advantage of the fact that essentially all the components of the CSRV® generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the engine generator in the two following ways:

•
Assembly – to develop assembly lines within owned manufacturing facilities. We intend to initially commence production of Gen Sets on a small scale. This will enable us to prove our concept for the CSRV® system technology and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We have already taken steps to identify a suitable size and appropriate location for a high capacity manufacturing plant. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures.

•
Licensing the CSRV® system technology to Original Equipment Manufacturers (“OEM’s”) in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans.  Potential sources of such new working capital include sales of our equity and/or debt securities through private placement, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, positive working capital generated from sales of our CSRV® products to Almont and others once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our CSRV® products. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Material Agreements

License Agreement – George J. Coates and Gregory Coates

In April 2007, we amended and restated our license agreement which provides us with the right to use, manufacture, distribute, lease and sublicense the patented CSRV® system technology (the “Coates License Agreement”) in the territory defined as the Western Hemisphere. Under the Coates License Agreement, George J. Coates and Gregory Coates granted to us an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV® system technology (the “CSRV® Engine”) and that is currently owned or controlled by them (the “CSRV® Intellectual Property”), plus any CSRV® Intellectual Property that is developed by them during their employment with us. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and revert back to George and Gregory Coates.

Sublicense Agreement with Almont Energy, Inc. for the Territory of Canada

In January 2010, we consented to the assignment of our sublicensing agreement between us and Well-to-Wire Energy, Inc. (Sublicensee”) dated September 29, 1999 to Almont Energy, Inc. This sublicense agreement exclusively licenses within Canada the use of the CSRV® system technology for industrial engines fueled by natural gas to generate electrical power for the oil and gas industry (the “Canadian License”). The Canadian Sublicense provided for a license fee of $5,000,000, of which a deposit payment in the amount of $300,000 was made upon execution. A separate research and development agreement provided a $5,000,000 fee payable to us in consideration for the development and delivery of certain prototype engines. We completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement has not been reduced to the form of a signed written agreement. To date, we have been paid a combined total of approximately $5,153,000 by WWE and Almont under these agreements.

Additional provisions of the Canadian Sublicense agreement are as follows:

•	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV® system technology within Canada.
•	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
•
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120.  Until otherwise agreed between the parties, the price per generator shall be $159,000.  We have agreed to pass along to Almont savings we expect to realize from economies of scale inherent in high volume production of the CSRV® units. In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Sublicensee will automatically lose its exclusivity. In such case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV® generator engine in the territory of Canada. We have temporarily waived this provision due to the delay in delivery of Gen Sets.

•	Sublicensee is required to pay a royalty to us equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).
•	All licensed rights under this sublicense agreement related to the CSRV® system technology will remain with the Company.

We have also consented to the assignment of the rights to a conditional sublicensing agreement with WWE covering the territory of the United States of America (the “US License”) to Almont. The US License provides for a license fee of $50 million and annual minimum purchases of CSRV® Units as a condition of exclusivity.  The US license has been deposited into an escrow account and the grant of the license is not effective until the conditions for release from escrow are satisfied.

The escrow agreement was established to provide a more secure mechanism for us to collect payments due under both the prior Canadian sublicensing and research and development agreements and the $50 million US License (the “Escrow Agreement”). The Escrow Agreement provides that the US License shall be held until we receive a release payment (the “Release Payment”). The Release Payment consists of (i) an initial down payment required under the US License of $1 million and (ii) an $8.5 million payment of the balance of the monies due to us at the date of the Escrow Agreement, in connection with the sublicense for the territory of Canada, including the Canadian License Agreement and the research and development agreement (the “Canadian Agreements”). While the US License is held in escrow, there shall not be any grant of license. The first $3.8 million of the Release Payment, which has been designated as payment of the fees due under the research and development agreement, is being recognized as revenue at the time the cash payments are received. We have received approximately $3.65 million of the Release Payment to date. In addition, WWE had made nonrefundable payments to us totaling $1.5 million prior to establishment of the Escrow Agreement. Upon full satisfaction of the Release Payment, Almont would be granted a sublicense for the territory of the United States under the US License agreement.

The remaining balance of the Release Payment is approximately $5,847,000. It is unlikely that Almont will be able to make further payments of the Release Payment until we raise sufficient new working capital to commence manufacturing operations and shipping of Gen Sets.

In connection with the assignment of the Canadian and US License from WWE to Almont, we extended the date by which the entire Release Payment must be paid, until March 19, 2012 (the “Release Payment Due Date”).  In early 2012, we agreed to further extend the Release Payment Date under the Escrow Agreement until March 2014 to compensate for the delay caused by the delayed delivery of Gen Sets. The Release Payment due date will be reset as appropriate, once the Company commences its production phase of operations. Almont is required to remit to us 60% of any and all proceeds from funds raised from any equity, debt or lending transactions, exclusive of equipment financing transactions, until the Release Payment is paid in full.

The US License would, if Almont is able to satisfy the Escrow Agreement release provisions, grant to Almont the right to use, sell and lease Licensed Products manufactured by us as the power source for the generation of electrical energy for the oil and gas industry and landfills.  Licensed Products consist of CSRV® Valve Systems, CSRV® Valve Seals, CSRV® Rotary Valve Spheres, CSRV® Valve Components and CSRV® Engines. Almont is also obligated to pay a royalty to us equal to 2.5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).

The manufacture of our licensed products by Almont is prohibited.  Almont is required to procure all internal combustion engines incorporating the CSRV® system technology from us or our designee. The license granted to Almont is exclusive within the Territory, provided that Almont satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV® system technology. The agreement also grants Almont a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the licensed product in the oil and gas industry and landfill operations.

After payment of the Release Payment which includes a $1 million deposit on the US License, the remaining $49 million  balance of the US License fee is payable in quarterly installments in an amount equal to 5% of Almont’s prior quarter net profits. In any event, the entire balance of the licensing fee is to be paid in full on or before February 19, 2016.

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

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put will be equal to ninety-four percent (94%) of the lowest daily volume weighted average trading price of the common stock during the period ending on and including the date that is five (5) trading days after the date the Put Notice is delivered (the “Pricing Period”).

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the SEC, which became effective in August 2011 covering 17,500,000 shares of the Company’s common stock underlying the Investment Agreement. In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

For the years ended December 31, 2013 and 2012, we received proceeds of approximately $156,000 and $259,000 from the sale of 3,618,676 and 2,256,677 registered shares of our common stock, respectively, under this equity line of credit with Dutchess.

Competition

Management believes that the Coates Engine generators which are based on the CSRV® system technology will provide substantially enhanced efficiencies in power generation and longevity.  We believe that the Coates Engines will outperform other comparable natural gas-fueled electric generator engines currently utilized in the energy conversion market.

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

Parts and Supplies

To date, management has utilized the services of various vendors and suppliers available throughout the United States to provide all of the parts necessary to produce the Coates Engines. We expect to continue to purchase all of our raw materials and parts, manufactured to our specifications, from a wide assortment of suppliers. We have signed a letter of intent with Marathon Electric Manufacturing Corp. for the supply of generators and components. We also entered into an agreement with Cummins Power Systems (a business owned by Cummins Inc.) to supply industrial engine blocks and components to us for our manufacturing activities. We intend to initially commence the assembly of the Coates Engines at our existing New Jersey facility and to subsequently acquire additional facilities to increase our manufacturing capacity, as needed.

Licenses and Patents

The Coates License Agreement grants us an exclusive, perpetual, royalty-free, fully paid-up license in the territory of North, Central and South America, to use all intellectual property rights that are currently owned or controlled by the licensors that directly relate to an internal combustion engine that includes the CSRV® system technology. The license also covers any new or improved technology and related intellectual property rights that are directly related to the CSRV® Engine system technology developed by the licensors during their employment with us.

Included in the license are intellectual property rights for 17 patents registered in the United States; certain patents registered in Canada, Mexico, in countries in Central and South America relating to the CSRV® system technology; and one U.S. patent application filed by Mr. George J. Coates. These patents are owned by George J. Coates and Gregory Coates.  Under our license agreement, we are obligated to pay for all costs relating to the ongoing maintenance of the patents.

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

Environmental Regulatory Compliance

All of our engines, including the Coates Engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates Engine. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or sublicensee becomes responsible for complying with applicable governmental standards in its territory.  We believe that our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. Our ability to comply with applicable and future emissions standards is necessary for us to enter and continue operate in the power generation and other markets. Failure to comply with these standards could result in a material adverse effect on our business and financial condition.

Employees

At December 31, 2013, we had 7 employees, including George J. Coates and his son Gregory Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

Item 1A. Risk Factors

Risk Factors Relating to Our Financial Condition:

Our Independent Registered Public Accountants have expressed substantial doubt about our ability to continue as a going concern.

As shown in our financial statements beginning on Page F-1, we have incurred recurring losses from operations and as of December 31, 2013, had a stockholders’ deficiency of approximately ($3,232,000). In addition, our mortgage loan which had a principal balance of approximately $1,513,000 at December 31, 2013 matures in July 2014. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. In the event we become insolvent or bankrupt, ownership of our intellectual property, which is carried on our books at zero value, consisting of patent rights on the CSRV® technology, would, under our license agreement, revert to George J. Coates and Gregory Coates. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 31, 2014 with respect to our financial statements as of and for the year ended December 31, 2013 that these circumstances raise substantial doubt about our ability to continue as a going concern.

Management has been closely monitoring our fixed and variable costs and intends to restrict such costs to those expenses that are necessary to complete activities related to preparing for commencement of the production phase of operations, continued research and development activities, identifying additional sources of working capital, maintenance of our patent rights and general and administrative costs in support of such activities. In 2013, we raised additional working capital amounting to approximately $917,000 consisting of proceeds of approximately $398,000 from issuances of convertible promissory notes, proceeds of approximately $156,000 from sales of our common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, proceeds of approximately $133,000 from the sale/leaseback of equipment, proceeds of $125,000 from sales of common stock and common stock warrants to the son of a director, proceeds of approximately $95,000, net of repayments, from issuances of promissory notes to related parties and proceeds of $10,000 from exercise of common stock warrants. Through March 26, 2014, we raised additional working capital of $425,000, consisting of sales of common stock and warrants to the son of a director of $290,000, proceeds of approximately $102,000 from sales of our common stock under an equity line of credit with Dutchess Opportunity Fund II, LP net proceeds of a convertible promissory note of $33,000.

We continue to actively seek new sources of working capital. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have significant immediate capital needs and our ability to raise funds on terms acceptable to us is highly uncertain.

We will need additional working capital from equity and/or financing transactions in the near future for a number of uses, including:

•	Purchasing raw material inventory and hiring plant workers to commence our production phase.
•	Expanding manufacturing capacity.
•	Developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production.
•	Developing our engineering, administrative and marketing and sales organizations.
•	Expanding our research and development programs with respect to the CSRV® system technology and applying the CSRV® system technology to engines used in various commercially viable applications.
•	Implementation of new systems, processes and procedures to support growth.

Additional sources of working capital may not be available on terms acceptable to us, or may not be available at all.

As with any business, many aspects of our operations and our future outlook are subject to events and influences which are not within our control, such as the continuing sluggish worldwide economy.  This could have an adverse impact on us and our results of operations. For example:

•
The current severe limitation on the availability of credit and investor uncertainty could result in delays or the inability to acquire additional working capital needed to commence an efficient level of production. Commencing production and shipments to Almont are a vital factor in Almont’s ability to remit further payments toward the Release Payment.

•	Demand for our technology and products could be significantly reduced.
•	Estimates used in the preparation of our financial statements may need to be revised.

Risk Factors Relating to Our Product Development:

Limited production and sales of CSRV® engine generators.

To date, we have only had sales of two CSRV® engine generators for $284,000 and received limited revenues from our research and development agreement with WWE. A number of year ago, we also received limited revenues from a small number of sales of engines, which incorporated the CSRV® system technology. We have not been able to move into the CSRV® engine generator production phase of our business because we have not been successful in raising sufficient new working capital.

We expect to continue to incur losses until we commence production and distribution of products incorporating our CSRV® system technology. We may not be profitable or operating cash flow positive in 2014 unless can begin to generate positive cash flows from sales of CSRV® Engine products or receive cash proceeds from new licensing agreements for our CSRV® system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2014.

The Coates CSRV® System Technology may not have the performance characteristics and longevity that we expect which may adversely affect our future revenues.

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

Risk Factors Relating to Our Business:

Our Success Depends to a Large Extent on Our Founder George J. Coates and His Son Gregory Coates, the Loss of Either of Whom Could Disrupt Our Business Operations.

Our future success will depend in substantial part on the continued services of George J. Coates and, to a lesser extent, Gregory Coates. The loss of the services of George J. Coates and/or Gregory Coates could impede implementation of our business plan and reduce our opportunity for profitability. We expect that our future market capitalization will be highly dependent on the productivity of George J. Coates. If the employment of George J. Coates was to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we may have to discontinue operations. We do not have employment agreements in place with George J. Coates and Gregory Coates. Although George J. Coates is our majority shareholder and Gregory Coates is a major shareholder of the Company, a risk exists that they could voluntarily terminate their employment with us at any time and for any reason. In such case, either or both of them could establish one or more new businesses that might compete with ours. We do not maintain key person insurance on either George J. Coates or Gregory Coates.

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

Our Dependence on Third Party Suppliers for Key Components of Our Products Could Delay Shipment of Our Products and Reduce Our Sales.

We depend on certain domestic suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of short engine blocks, custom pistons, custom spherical rotary valves, valve seals, carriers, springs, value added services and other miscellaneous components and parts for our products. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.

Our short term business success may be highly dependent upon our United States and Canadian licensing and research and development agreements which have been assigned to Almont.

The initial monies due under the United States and Canadian licensing agreements and the research and development agreement assigned to Almont represent potential new sources of cash due to us totaling approximately $5.85 million. To date, we have received nonrefundable payments for the licensing and research and development agreements aggregating approximately $5,153,000. The likelihood of Almont making further payments to us under the Escrow Agreement is completely dependent on our ability to produce and ship additional engines to Almont. During the period until Almont is able to make additional payments to us, our cash flow, results of operations and financial condition are being adversely affected.

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a manufacturing defect by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise the substantial amount of working capital needed to procure new cast-steel head castings to resolve the cracked head problem, we will undertake to retrofit and repair the Gen Sets originally shipped to Almont and begin field testing the generators. Thereafter, we will begin to ramp-up production.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources to defend such claims and/or lawsuits and could harm our business.

We cannot be certain that our licensed rights to the patented engine designs and technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time-to-time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against any third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

In addition, there is currently no understanding in place regarding the ownership of new intellectual property not directly related to the CSRV® system technology, developed by either George J. Coates or Gregory Coates while employed by us. As a result, there is a risk that we may not derive any benefit from such newly developed intellectual property.

In the event of insolvency or bankruptcy, the intellectual property rights licensed to us would automatically revert back to George J. Coates and Gregory Coates.

Under our license agreement for the CSRV® system technology, in the event of insolvency or bankruptcy, our intellectual property rights and our rights to license the intellectual property would automatically revert back to George J. Coates and Gregory Coates. This would result in a lower potential recovery of investment by, and/or liquidation value to, our stockholders.

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

We need to hire, train and retain additional employees for all aspects of our business if we are to achieve our production and sales goals. Our success will also depend on our ability to attract and retain a staff of qualified managerial, engineering and manufacturing plant workers. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would have a material adverse effect on our business and operations.  In particular, we need trained engineers and sales personnel to educate potential customers and provide post-installation customer support.

As a publicly reporting company, we incur substantial expenses to comply with the reporting requirements which could have a detrimental effect on our business and finances, the value of our stock and the ability of stockholders to resell their stock.

Since we are subject to the information and reporting requirements pursuant to Section 15(d) of the Exchange Act, as well as other disclosure requirements such as the proxy rules, going private rules and many tender offer provisions, our stockholders will not have access to the short-swing reporting and profit receiving protections or information that is provided by beneficial ownership reporting requirements of the U.S. securities laws. Additional SEC regulations already in place have also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC publicly reporting company. In the current regulatory environment, a recent trend has been established to continue to introduce substantial additional regulations affecting financial markets and publicly reporting companies. There can be no assurance that new regulations introduced in the future, will not significantly increase the cost of compliance for publicly traded companies. If we do not meet the public company reporting requirements designed to make current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, cause our expenses to be higher than they would be if we were privately-held and not subject to public company reporting regulatory requirements. In addition, we may incur substantial expenses in connection with the preparation of registration statements required to be filed in connection with the registration of securities under the Securities Act of 1933. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

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

We do not currently maintain product liability insurance for our CSRV® products. We intend to make a proper assessment of the product liability risk related to our products and we may apply for product liability insurance, to the extent believed necessary in the future and at the time that our working capital is sufficient for this purpose. Any lawsuit seeking significant monetary damages may have a material adverse effect on our business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. In addition, a product liability claim could generate substantial negative publicity about our CSRV® products and business, and inhibit or prevent commercialization of other future CSRV® products, which would have a material adverse effect on our brand, business, prospects, financial condition and operating results.

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

Risk Factors Relating to Our Common Stock:

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been sporadically or “thinly-traded” on the OTCQB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. In addition, due to the current trading price range of our common stock many broker/dealers will not agree to honor sell orders or clear trades in our common stock. In this case, shareholders may be required to open a new brokerage account with one of the broker/dealers that is willing to honor sell orders in our common stock. There can be no assurance that such a broker/dealer would not impose higher commission rates on such sell orders than might be customary for more actively traded stocks trading in higher price ranges. It is also possible that the number of buyers in the market for our common stock could be reduced if a potential investor expects that the effort to sell shares of our common stock is too cumbersome.

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

Because we do not intend to pay dividends for the foreseeable future, stockholders will only benefit from an investment in our common stock if it appreciates in value.

We have never declared any dividends and our board of directors does not intend to declare and distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends. We currently intend to retain our future earnings, if any, to finance further research and development, commence production of the Coates Engine and pay for our general and administrative expenses. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no assurance that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Because we will be subject to the “penny stock” rules if the shares are quoted on the OTCQB, the level of trading activity in the shares may be reduced and shareholders may be unable to sell their shares.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to executing a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our capital stock. Trading of our capital stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

George J. Coates and his family own a majority of our common stock allowing him to unilaterally determine the outcome of all matters submitted to our stockholders for approval, which influence may or may not conflict with our interests and the interests of our other stockholders.

George J. Coates, together with members of his family and related trusts, are beneficially entitled to approximately 94% of votes on matters submitted to a vote of the outstanding common stockholders at March 26, 2014 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Trading in our common stock may be volatile, which may result in substantial declines in its market price.

Our common stock is likely to experience significant volatility in response to periodic variations in:

•	Our success in commencing our production phase of operations.
•	Results of testing of the CSRV® system technology as it is designed and adapted for various commercially feasible applications.
•	Our prospects for entering into new potentially profitable license agreements for our technology.
•	Performance of the CSRV® system technology in the field.
•	Improvements in engine technology by our competitors.
•	Changes in general conditions in the economy or the financial markets.

The market may also experienced significant volatility which can affect the market prices of securities issued by many companies; often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. The market for our common stock is limited. We cannot assure that an active trading market can be maintained. In such case, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

We have registered an aggregate of 17,500,000 shares of common stock that could be issued under an equity line of credit arrangement with Dutchess Opportunity Fund II, LP. The sale of such shares could depress the market price of our common stock.

We have registered an aggregate of 17,500,000 shares of common stock under a registration statement covering shares of our common stock that may be issued under an Equity Line of Credit arrangement with Dutchess Opportunity Fund II, LP (“Dutchess”). As of March 26, 2014, approximately 9.1 million of these registered shares remain unsold. Sales of such shares into the public market by Dutchess will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may, from time to time, approve the issuance of shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board may deem relevant at that time. As of March 26, 2014, we had approximately $225,000 face amount of convertible debt outstanding. This debt, if not prepaid within 180 days after the date of the convertible note is convertible into shares of our common stock at a 30% to 42% discount from the contractually defined trading price of our stock over a defined stock price measurement period which precedes the date of conversion. It is possible that we will issue additional securities to pay for services and reduce debt in the future.

Anti-dilution protection for George J. Coates, stock awards to our officers and directors and exercise of stock options will cause additional shares of our common stock to be issued which will dilute the ownership interest and share of dividends of existing shareholders.

We have granted stock options to officers, directors, consultants and advisers, which may be exercised and converted into shares of our common stock. In addition, in the future, we may decide to grant stock awards and/or provide for anti-dilution protection to key officers and directors which may be in the form of shares of common stock or instruments convertible into shares of common stock. The occurrence of these events will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Properties.

We own our executive offices and research and development facility, which is located in an approximately 29,000 square foot building on approximately 7 acres in Wall Township, New Jersey, approximately 60 miles outside of New York City.

In our research and development operations, we lease and utilize milling machines, lathes, grinders, hydraulic lifts and presses, tooling, a dynamometer, emission testing machines and computerized drafting and printing equipment. All such equipment is in good condition.

Item 3.  Legal Proceedings.

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against us in January 2008 in which he asserted that we were liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013 and the 15th day of March, June and September 2014 and February 2015, respectively. The parties also executed mutual releases. The November and March installments have been paid leaving a remaining balance of $60,000. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased to as much as $200,000.

With the exception of the settlement discussed above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosure.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the OTCQB market system under the ticker symbol COTE. The closing price of the common stock on March 26, 2014 was $0.043 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2013 and 2012 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013:
High	$0.0600	$0.0748	$0.0590	$0.1200
Low	$0.0175	$0.0106	$0.0250	$0.0300
2012:
High	$0.1600	$0.1300	$0.0800	$0.0700
Low	$0.1200	$0.0500	$0.0500	$0.0100

Holders

At March 26, 2014, the number of holders of record of our common stock was 761. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Recent Sales of Unregistered Securities

The following issuances of securities during the fourth quarter of 2013 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

We issued a total of $80,000 principal amount, 8% convertible promissory notes and received net proceeds of $75,000, net of financing costs of $5,000. These notes are convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 61% of the average of the three lowest closing bid prices of the stock during the ten trading days prior to the date of conversion.

We issued two $27,500 principal amount, 10% convertible promissory notes and received net proceeds of $50,000, net of original issue discount of $2,500. These notes are convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 58% of three lowest trading price of the stock during the eighteen trading days prior to the date of conversion.

We issued a $27,917 principal amount, 12% convertible promissory note and received net proceeds of $25,000, net of original issue discount of $2,917. The note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The conversion rate is equal to 58% of the lowest trading price of the stock during the twenty-five trading days prior to the date of conversion.

An aggregate of $78,000 principal amount of 8% convertible promissory notes, including accrued interest was converted by the holder into 2,638,360 unregistered shares of our common stock.

An aggregate of $58,368 principal amount of a 12% convertible promissory, including accrued interest was converted by the holder into 2,350,000 unregistered shares of our common stock.

We sold 500,000 restricted shares of our common stock and 500,000 common stock warrants to purchase one share of our common stock at an exercise price of $0.04 per share in consideration for $20,000 received from the son of Richard W. Evans, a director.

We issued 666,667 restricted shares of common stock upon exercise of a stock purchase warrant and received net proceeds of $10,000 from the son of Richard W. Evans, a director.

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

Securities Authorized for Issuance under Equity Compensation Plans

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by our board of directors and by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries.  Under the Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to our employees.  A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted in any calendar year to any employee under the Stock Plan shall not exceed 25% of that number.

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

The following table sets forth information with respect to our securities authorized for issuance as of March 26, 2014, under our 2006 Stock Option and Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:	11,797,000	$0.1929	703,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	11,797,000	$0.1929	703,000

Issuer Purchases of Equity Securities.

None

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in trying to secure new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing capacity and quality of the labor pool for such large scale manufacturing.

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a manufacturing defect by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise the substantial amount of working capital needed to procure new cast-steel head castings to resolve the cracked head problem, we will undertake to retrofit and repair the Gen Sets originally shipped to Almont and begin field testing the generators. Thereafter, we will begin to ramp-up production.

We continue to be engaged in new research and development activities in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV® system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

Plan of Operation

We have completed development of the CSRV® system technology-based generator engine and are prepared to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Calgary, Canada.

We intend to take advantage of the fact that essentially all the components of the Gen Sets may be readily sourced and acquired from subcontractors and, accordingly, expect to manufacture the Gen Sets in the two following ways:

•
Assembly – to develop assembly lines within our premises. We intend to initially commence production on a small scale. This will enable us to prove our concept for the CSRV® system technology and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large-scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures. To date, we have not been successful in securing the necessary working capital for this purpose.

•	Licensing the CSRV® system technology to OEM’s – to take advantage of third party manufacturers’ production capacity by signing OEM agreements.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include sales of CSRV® products, selling shares of our common stock through the equity line of credit arrangement with Dutchess Opportunity Fund II, LP, sales of our common stock and warrants through private transactions, issuances of promissory notes and convertible promissory notes, sales of our equity and/or debt securities through private placement offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors and additional Release Payments from Almont. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

New Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. Mr. Coates is continuing with research and development of the next application of this technology in an attempt to power larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and are designed to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. At this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor. Accordingly, the Company does not have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

Our principal business activities and efforts during 2013 and 2012 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start up of large scale manufacturing operations, (ii) developing plans for transitioning to large scale manufacturing in anticipation of our CSRV® system technology achieving widespread market acceptance, and (iii) negotiating with certain states that were offering business, finance and tax incentives to new businesses willing to relocate their operations in order to stimulate their economy and create new jobs within the state.

Although we incurred substantial net losses for the years ended December 31, 2013 and 2012 of ($2,750,190) and ($4,530,083), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was significantly less than these net losses amounting to ($1,282,931) and ($1,577,706) in 2013 and 2012, respectively. Included in the net losses for financial reporting purposes in 2013 and 2012 were the following non-cash expenses: stock-based compensation expense of $628,990 and $2,388,307, respectively, accrued interest expense of $433,284 and $410,144, respectively, a reserve for slow-moving and obsolete inventory of $235,942 in 2012, an increase (decrease) in the fair value of embedded derivative liabilities of $210,390 and ($130,146), respectively, in 2013 and 2012, deferred compensation expense of $137,064 in 2013 and depreciation and amortization expense of $66,485 and $65,509, respectively.

Revenue

There were no sales in 2013 and 2012 as we have been working on securing sufficient working capital to manufacture Gen Sets.

Sublicensing fee revenue for the years ended December 31, 2013 and 2012 amounted to $19,200 and $19,200, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force at that date.

Expenses

Research and Development Expenses

Research and development activities in 2013 were primarily related to the Hydrogen Reactor Project. Research and development activities in 2012 were primarily related to the resolution of the cracked heads on the Gen Sets. Research and development expenses decreased by $564,343 or 68% to $261,161 in 2013 from $825,504 in 2012. This net decrease is primarily due to (i) a $235,942 write-off in 2012 of slow moving and obsolete inventory charged to research and development expenses because the inventory items are no longer suitable for manufacturing while no inventory was written off in 2013, (ii) a decrease in the amount of stock-based compensation expense allocated to research and development in 2013 of $214,500, (iii) a charge to research and development expense in 2012 of $115,000 for the estimated remediation costs for Gen Sets previously sold that experienced cracked heads while no such amount was charged to expense in 2013, (iv) an increase in compensation and benefits allocated to research and development expenses in 2013 of $38,700 and (v) a decrease in parts and materials utilized in research and development of $37,601.

General and Administrative Expenses

General and administrative expenses decreased by $1,671,392 or 50.2% to $1,660,812 in 2013 from $3,332,205 in 2012. This net decrease din 2013 was primarily related to decreases in (i) stock-based compensation expense of $1,544,816 primarily due to cancellation of an anti-dilution arrangement that was in effect during a portion of 2012, pursuant to which shares of common stock were awarded to George J. Coates, (ii) compensation and benefits in 2013 of $53,216 resulting from a combination of a staff reductions and lower payroll taxes incurred in connection with the deferral of salaries in 2013 for George J. Coates and Bernadette Coates, patent maintenance costs of $38,583, investor relations expenses of $26,320, legal and professional fees of $23,911, insurance expense of $10,620, miscellaneous expenses of $7,844, dues and subscriptions of $5,908, travel and entertainment of $3,259, tools expense of $3,147, repairs and maintenance of $2,742, building expenses of $2,674, shop expenses of $2,098 and other net expenses of $974, partially offset by increases in real estate taxes of $27,735, costs to comply with SEC reporting and regulations of $7,656, utilities and communications of $6,517, printing costs of $5,472, offering costs of $4,934 and postage and shipping of $2,406.

In order to preserve our working capital, George J. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of a portion of their compensation for certain periods in 2013 and 2014, which as of March 26, 2014, amounted to approximately $288,462, $72,411 and $129,600, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Loss from Operations

A loss from operations of ($1,969,258) was incurred in 2013 compared with a loss from operations of ($4,204,018) in 2012.

Other Income (Expense)

For the years ended December 31, 2013 and 2012, other income (expense) amounted to ($210,390) and $190,146, respectively, included a decrease (increase) of ($210,390) and $130,146, respectively, in the estimated fair value of an embedded derivative liability related to the variable conversion rate on the outstanding balance of convertible promissory notes. Also, included in other income for the year ended December 31, 2012, was insurance proceeds of $50,000 related to business interruption losses caused by the superstorm known as Sandy in November 2012. These proceeds reimbursed costs incurred included in operating expenses in the accompanying statement of operations for the year ended December 31, 2012. The balance of the other income of $10,000 in 2012 is from the recognition of non-refundable unearned income related to the termination of discussions to enter into a business transaction with a Chinese manufacturing company.

Depreciation and Amortization

Depreciation and amortization expense increased to $66,485 in 2013 from $65,509 in 2012.

Interest Expense

Interest expense increased to $570,542 in 2013 from $516,211 in 2012. Interest expense in 2013 consisted of non-cash interest related to convertible promissory notes of $301,116, mortgage loan interest of $116,034, interest on promissory notes to related parties of $127,993, interest expense related to the sale/leaseback of equipment of $20,906 and other interest of $4,493. Interest expense in 2012 consisted of non-cash interest related to convertible promissory notes of $306,498, mortgage loan interest of $122,295, interest on promissory notes to related parties of $78,418, amortization of deferred financing costs of $8,000 and other interest of $1,000.

Deferred Taxes

In 2013 and 2012, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the year ended December 31, 2013, we incurred a net loss of ($2,750,190) or ($0.01) per share, as compared with net loss of ($4,530,083) or $0.01 per share for 2012. Included in the net losses for the years ended December 31, 2013 and 2012 was $1,401,166 and $2,952,378, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at December 31, 2013 was $49,274, an increase of $35,971 from the cash position of $13,303 at December 31, 2012. We had a working capital deficit of ($5,058,626) at December 31, 2013 which represents an $834,407 improvement from the ($5,893,033) of negative working capital at December 31, 2012. Our current liabilities of $5,232,076 at December 31, 2013, decreased by $801,582 from $6,033,658 at December 31, 2012. This net decrease primarily resulted from a $1,624,111 decrease in deferred compensation and a $61,716 principal repayment of  the mortgage loan payable, partially offset by a $466,508 increase in accounts payable and accrued liabilities, a $231,327 net increase in the derivative liability related to convertible promissory notes, a $95,444 net increase in promissory notes to related parties, a $47,655 net increase in the net carrying amount of convertible promissory notes and the $43,311 current portion of a finance lease finance obligation related to a sale/leaseback transaction in 2013.

Operating activities utilized cash of ($818,812) for the year ended December 31, 2013, a decrease of $289,317 from the cash utilized for operating activities of ($1,108,129) for the year ended December 31, 2012. Cash utilized by operating activities in the year ended December 31, 2013 resulted primarily from (i) a cash basis net loss of ($1,282,931) (after adding back non-cash stock-based compensation expense of $628,990, non-cash interest expense of $433,284, a non-cash other operating expense representing the change in embedded derivative liability of $210,390, non-cash deferred compensation of $137,064, depreciation and amortization of $66,485 and non-cash financing costs of $10,246, partially offset by non-cash licensing revenues of ($19,200); and (ii) an increase of $466,298 in accounts payable and accrued liabilities, an increase in deferred financing costs of $4,283 and a decrease in deferred offering costs and other assets of ($6,463).

Cash generated from financing activities amounted to $854,783 in 2013. This was comprised of issuances of convertible promissory notes aggregating $398,000, proceeds of $155,506 from sales of common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, proceeds from the sale/leaseback of equipment of $132,550, proceeds from private sales of shares of common stock and common stock warrants to the son of Richard W. Evans, a director, aggregating $125,000, proceeds from issuances of promissory notes to related parties, net of repayments, amounting to $95,443 and proceeds $10,000 from exercise of common stock purchase warrants by the son of Richard W. Evans, a director, partially offset by principal repayments of ($61,716) on the mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, amounting to ($33,977,311), as of December 31, 2013 and had a stockholders’ deficiency of ($3,231,617). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses. In addition, the mortgage loan on our headquarters and research and development facility matures July 2014.  The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 31, 2014 with respect to our financial statements as of and for the year ended December 31, 2013 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2013, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to raise working capital to enable us to commence production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

During the years ended December 31, 2013 and 2012, we raised $993,149 and $1,163,977, respectively, of new working capital from sales of our common stock and common stock warrants, issuance of promissory notes to related parties and issuance of convertible promissory notes and, in 2013, from exercise of common stock purchase warrants. We also received insurance settlement proceeds of $50,000 in 2012. Through March 26, 2014, we raised additional working capital of $425,471, consisting of sales of common stock and warrants to the son of a director of $290,000, proceeds of $102,138 from sales of our common stock under an equity line of credit with Dutchess Opportunity Fund II, LP and net proceeds of a convertible promissory note of $33,333.

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

Sources of working capital and new funding being pursued by us include (i) sales of common stock and warrants in private transactions, (ii) issuances of promissory notes and convertible promissory notes, (iii) new equity investment and/or up front licensing fees from prospective new sublicensees, (iv) a private placement of equity securities; (v) resumption of manufacturing and sales of CSRV® Units; and, (vi) cash down payments from potential new customers. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

At December 31, 2013, current liabilities were primarily comprised of a $1,513,284 mortgage loan which matures in July 2014, $1,388,141 of legal and professional fees, promissory notes and a convertible note due to related parties aggregating $613,138, an embedded derivative liability related to our convertible promissory notes of $366,590, accrued general and administrative expenses of $301,087, deferred compensation payable of $287,664, accrued interest expense of $264,211, $195,508 of accrued compensation and benefits, $125,018 of convertible promissory notes, net of unamortized discount, the current portion of a finance lease obligation of $43,311, unearned revenue of $19,124, and other accrued expenses of $115,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2013:

		Due Within
	Total	2014	2015	2016
Mortgage loan payable	$1,513,284	$1,513,284	$-	$-
Promissory notes to related parties	603,138	603,138	-	-
Convertible promissory notes	271,694	271,694	-	-
Finance lease obligation	143,493	49,813	71,426	22,254
Settlement of litigation	85,000	75,000	10,000	-
10% promissory note	10,000	10,000	-	-
Total	$2,626,609	$2,522,929	$81,426	$22,254

Total non-cash compensation cost related to nonvested stock options at December 31, 2013 that has not been recognized was $3,947. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 11 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2013 which are contained in this filing, the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Other significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under applicable tax law or if the company does not intend to use the tax benefit towards the settlement of a disallowed tax position, if any.

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

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Financial Statements as of and for the Years ended December 31, 2013 and 2012 beginning on page F-1.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our board of directors and our executive officers as of March 26, 2014. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory Coates, who is the son of George J. Coates. The board of directors did not meet during the year ended December 31, 2013.

Name	Age	Position

George J. Coates	73	Director, Chairman of the Board, Chief Executive Officer and President

Gregory Coates	43	Director, co-Secretary and President, Technology Division

Barry C. Kaye	60	Director, Treasurer and Chief Financial Officer

Dr. Richard W. Evans	82	Director and co-Secretary

Dr. Frank Adipietro	56	Director *, **

Dr. Michael J. Suchar	57	Director *, **

Richard Whitworth	65	Director *, **, ***

*           Serves as an independent director.
**         Serves as a member of our compensation committee
***       Serves as a member of our audit committee

George J. Coates is our founder and, with the exception of a short period of time of less than one year, has served from the inception of the Company as a director, Chairman of the Board of Directors, President and Chief Executive Officer.

George J. Coates has served two apprenticeships in Europe while attending the College of Technology in London, and as an associate member of the Society of Automotive Engineers (“SAE”) where he received The City and Guilds of London for electrical and mechanical engineering. He is a former management director of SCR Motor Engineers of Europe and holds the certificate of Ministry of Transport in the United Kingdom. He worked as an engineer for Rolls Royce and Mercedes Benz, BLMC, Austin, and D. Napier. He holds approximately 300 patents worldwide on innovations and technologies, including the CSRV® system technology and a turbine engine, among others. He invented coolant disc brakes and a hydraulic suspension.

●	Mr. Coates is a licensed inspector of the New Jersey Motor Vehicle Commission.
He has delivered lectures and presentations at:
●	RWTH Aachen University, Aachen, Germany
●	University of Birmingham, Birmingham, England
●	Rutgers University, Newark, New Jersey, USA.

He is a member of the American Society of Mechanical Engineers and SAE. He received awards in 1995 for achievement in designs in automotive engineering from the SAE. He also received awards in 2001 for outstanding achievements in Mechanical Engineering from the American Society of Mechanical Engineers. Mr. Coates has extensive experience in international corporate business and has developed many longtime associates and contacts in the business and scientific communities around the world.

Gregory Coates became a director of the Company in October 2006, and had served as the Chairman of our Board of Directors until March 2007. In October 2006, he became our President – Technology Division. For more than fifteen years, Gregory Coates has worked with us as a design engineer, working in research and development, designing and building the CSRV® system technology and adapting this technology to various existing applications. He created certain of our licensed inventions, and patented certain of them. Gregory Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology in Ireland. He invented and patented the Multi Sequential Fuel Management System®, a vital component of our CSRV® engines and also holds patents on other innovative technologies.

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

Audit Committee

Richard Whitworth serves on the audit committee. The audit committee’s responsibilities include:  appointing, approving the compensation of, and assessing the independence of our independent auditor;  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor;  reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;  discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements, if any.

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

During the year ended December 31, 2013, the Audit Committee held one audit committee meeting. In connection with the audit of our financial statements as of and for the years ended December 31, 2013 by Cowan, Gunteski & Co., P.A., our Independent Public Accounting Firm, our audit committee has communicated with Cowan, Gunteski & Co., P.A. regarding the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the audit committee has received the written disclosures and the letter from Cowan, Gunteski & Co., P.A. required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Cowan, Gunteski & Co., P.A. their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for the years ended December 31, 2013 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee

Dr. Frank J. Adipietro, Dr. Michael J. Suchar and Richard Whitworth serve on the compensation committee. The compensation committee’s responsibilities include:

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

The Compensation Committee did not meet during the year ended December 31, 2013.

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

Compensation Committee Interlocks and Insider Participation

George J. Coates, Gregory Coates and Barry C. Kaye are executive officers and members of our board of directors. None of our executive officers serves as a member of our compensation committee, audit committee or other committee serving an equivalent function. None of the current members of the compensation committee of our board have ever been employed by us.

Liability Limitations and Indemnification

The following description is intended as a summary only and is qualified in its entirety by reference to our amended and restated charter and amended and restated by-laws incorporated by reference as exhibits into this report. We refer in this section to our amended and restated charter as our charter, and we refer to our amended and restated by-laws as our by-laws.

Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to the corporation or its stockholders;
•	acts or omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which a director derived an improper personal benefit.

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

Involvement in Certain Legal Proceedings

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against us in January 2008 in which he asserted that we were liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013 and the 15th day of March, June and September 2014 and February 2015, respectively. The parties also executed mutual releases. The November and March installments have been paid leaving a remaining balance of $60,000. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased to as much as $200,000.

With the exception of the settlement discussed above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers and directors for the years ended December 31, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards		Stock Option Awards			Anti-dilution Awards		All Other Compensation		Total

George J. Coates Chief Executive Officer and President	2013 2012	$250,000 250,000	(1)	$	- -	$	- 115,993	(2)	$599,977 1,674,375	(3) (3)	$17,129 26,624	(4) (4)	$867,106 2,066,292

Barry C. Kaye Chief Financial Officer and Treasurer	2013 2012	- -			- -		4,200 -	(5)	- -		40,000 67,475	(6) (6)	44,200 67,475

Gregory Coates President, Technology Division	2013 2012	150,000 150,000			- -		- -		- -		19,294 22,557	(4) (4)	169,294 172,557

Richard W. Evans Secretary and Director	2013 2012	- -			- -		- 199,713	(7)	- -		- -		- 199,713

Frank J. Adipietro Director	2013 2012	- -			- -		- 42,627	(8)	- -		- -		- 199,713

(1)
For the year ended December 31, 2013, George J. Coates received approximately $19,000 of this salary amount and $231,000 of his salary has been deferred until such time that we have sufficient working capital to pay such deferred compensation. For the year ended December 31, 2012, all of Mr. Coates’ salary was paid to him.

(2)
No stock options were granted to Mr. Coates during the year ended December 31, 2013. During the year ended December 31, 2012, we granted 1,815,000 common stock options with an exercise price of $0.06 per share. These stock options are fully vested and expire in June 2027.

(3)
Effective January 1, 2012, we established a new anti-dilution arrangement for George J. Coates which was approved by the board of directors and provided for the award of one new restricted share of our common stock to Mr. Coates for each new share of stock issued to any non-Coates family members as a result of a sale or conversion (the “Common Stock Anti-dilution”). Under that arrangement, no shares of stock would be issued to George J. Coates in connection with any new shares of common stock issued upon sale or conversion of the our securities pursuant to any public offerings by the Company.

For the year ended December 31, 2013, 14,142,085 unregistered shares of the Company’s common stock were awarded to Mr. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $429,614. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status and the Common Stock Anti-dilution arrangement was discontinued. For the year ended December 31, 2012, 20,275,046 shares of our common stock with an estimated fair market value of $1,674,375 were awarded to Mr. Coates for anti-dilution.

Effective May 17, 2013, new anti-dilution provisions for the Coates family were put into place. Under these provisions, new shares of Series A Preferred Stock are to be issued to George J. Coates upon issuance of new shares of the Company’s common stock to any person or entity that is not a Coates family member (the Preferred Stock Anti-dilution”). The anti-dilution provisions do not apply to any secondary public offerings of the Company’s common stock. The anti-dilution is calculated as the number of shares needed to ensure that the Coates family percentage of total eligible votes at all matters brought before the shareholders for a vote remains fixed at 93.93%. During the year ended December 31, 2013, Mr. Coates was awarded 68,590 unregistered shares of the Company’s Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares was $170,363.

(4)	Other compensation for George J. Coates and Gregory Coates consisted of health and dental insurance, life insurance and payroll taxes for the years ended December 31, 2013 and 2012, respectively.

(5)
During the year ended December 31, 2013, we granted 100,000 common stock options with an exercise price of $0.042 per share to Barry C. Kaye. These stock options become fully vested in December 2014 and expire in 2028. The estimated fair value of these stock options on the date of grant was $4,200.

(6)
For the year ended December 31, 2013, the amount paid to Mr. Kaye was for compensation earned during the year ended December 31, 2012.  Mr. Kaye earned $124,950 in 2013 which was not paid and has been deferred until the Company has sufficient working capital to remit payment to him. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2013.

For the year ended December 31, 2012, Mr. Kaye earned an additional $46,750, which had not been paid as of December 31, 2012. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2012.

(7)
During the year ended December 31, 2012, we granted 3,125,000 common stock options with an exercise price of $0.06 per share to Dr. Richard W. Evans. These stock options are fully vested in and expire in 2027. The estimated fair value of these stock options on the date of grant was $199,713.

(8)
During the year ended December 31, 2012, we granted 667,000 common stock options with an exercise price of $0.06 per share to Dr. Frank J. Adipietro. These stock options are fully vested in and expire in 2027. The estimated fair value of these stock options on the date of grant was $42,627.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to our executives as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-		-	$0.440	10/23/2021
	50,000	-		-	0.430	11/3/2024
	275,000	-		-	0.400	11/18/2025
	1,800,000	-		-	0.250	7/26/2026
	1,815,000	-		-	0.060	6/24/27
Gregory Coates	500,000	-		-	0.44	10/18/2021
	1,800,000	-		-	0.042	12/11/2028
Barry C. Kaye	125,000	-		-	0.440	10/17/2021
	-	100,000	(1)	-	0.042	12/9/2028

(1)	These stock options shall become fully vested on December 10, 2014.

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

The following summarizes the compensation paid to our non-employee directors for the years ended December 31, 2013 and 2012:

Name of Director	Year Ended December 31,	Fees Earned or Paid in Cash		Stock Options Awarded (1)		Restricted Stock Awarded		Total Compensation

Dr. Richard W. Evans	2013 2012	$	- -	$	- 199,740	$	- -	$	- 199,740
Dr. Frank J. Adipietro	2013 2012		- -		- 42,627		- -		- 42,627

(1)
During the year ended December 31, 2012, we granted 3,125,000 and 667,000 common stock options with an exercise price of $0.06 per share to Dr. Richard W. Evans and Dr. Frank J. Adipietro, respectively. These stock options are fully vested and expire in 2027. The estimated fair value of these stock options on the date of grant was $199,740 and $42,627, respectively.

Employment contracts, termination of employment and change-in-control arrangements

There are currently no employment contracts with any of our employees and there have been no terminations or change-in-control arrangements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2014 for:

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

Percentage ownership calculations are based on 342,759,313 shares outstanding as of March 26 2014. Addresses of named beneficial owners are c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
				Shares Beneficially Owned
Name of Beneficial Owner	Outstanding Shares Beneficially Owned		Right to Acquire Within 60 Days After March 26, 2014	Number		Percentage

George J. Coates	208,046,565	1	4,940,000	212,986,565	(1)	60.09%

Gregory Coates	14,032,520		2,300,000	16,332,520		4.61%

Dr. Richard Evans	4,869,087		3,400,000	8,269,087		2.33%

Dr. Frank Adipietro	3,735,364		827,000	4,562,364		1.29%

Barry C. Kaye	975,358		125,000	1,100,358		0.31%

Dr. Michael J. Suchar	310,800		47,222	358,022		0.10%

Richard Whitworth	-		25,000	25,000		0.01%

All executive officers and directors as a group (7 persons)	231,969,694		11,664,222	243,633,916		68.74%

(1) Includes 1,956,960 shares owned by Mr. Coates' spouse and 1,165,507 shares owned by The Coates Trust, which is controlled by George J. Coates as Trustee. Beneficial ownership of these shares is disclaimed by George J. Coates.

As of March 26, 2014, George J. Coates owns 162,181 shares of Series A Preferred Stock which entitles him to 1,621,810,000 votes at all matters brought before the common stockholders for a vote.  When added to the votes he is entitled to from his shares of common stock owned, the total number of votes represents an aggregate voting interest of more than 93.93%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

A related person is defined as any person who is (1) a director or executive officer of the registrant, (2) any nominee for director, (3) any immediate family member of a director or executive officer of the registrant or of any nominee for director, (4) any person who is known to the Company to be beneficial owner of more than 5% of any class of the registrant's voting securities and (5) any immediate family of any person who is known to the Company to be the beneficial owner of more than 5% of any class of the registrant's voting securities.

Promissory Notes to Related Parties

During the years ended December 31, 2013 and 2012, we issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $104,531 and $194,755, respectively, and repaid promissory notes in the aggregate principal amount of $65,500 and $30,500, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. During the years ended December 31, 2013 and 2012, the highest balance of promissory notes outstanding, including accrued interest thereon was $680,303 and $535,121, respectively. Subsequent to December 31, 2013, $35,000 principal amount of promissory notes issued to Mr. Coates was repaid.

During the years ended December 31, 2013 and 2012, we issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $67,562 and $76,000, respectively, and repaid promissory notes in the aggregate principal amount of $10,150 and $10,000, respectively. The promissory notes are payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. During the years ended December 31, 2013 and 2012, the highest balance of promissory notes outstanding, including accrued interest thereon was $156,829 and $73,021, respectively. Subsequent to December 31, 2013, $15,000 principal amount of promissory notes issued to Mrs. Coates was repaid.

During the year ended December 31, 2012, by mutual agreement between us and Dr. Richard W. Evans, a promissory note due to him in the principal amount of $120,000, was converted into 2,000,000 restricted shares of our common stock. During the year ended December 31, 2012, by mutual agreement between us and Dr. Frank J. Adipietro, a promissory note due to him in the principal amount of $50,000, plus accrued interest thereon of $7,327 was converted into 639,939 restricted shares of our common stock.

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

Share Issuances - Common Stock

Subsequent to December 31, 2013, we sold 7,339,286 restricted shares of our common stock, and 7,339,286 warrants to purchase one share of our common stock at exercise prices ranging from $0.035 to $0.04 per share in consideration for $290,000 received from the son of Richard W. Evans, a director.

In a series of transaction throughout the year ended December 31, 2013, we sold 4,666,666 restricted shares of our common stock, and 5,666,668 warrants to purchase one share of our common stock at exercise prices ranging from $0.015 to $0.04 per share in consideration for $125,000 received from the son of Richard W. Evans, a director.

In a series of transaction throughout the year ended December 31, 2012, we sold 5,557,375 restricted shares of our common stock, and 10,839,752 warrants to purchase one share of our common stock at exercise prices ranging from $0.045 to $0.12 per share in consideration for $355,000 received from the son of Richard W. Evans, a director.

In March 2012, 190,185 unregistered shares of our common stock were sold to the son Dr. Richard W. Evans, a director in consideration for 185,185 tradable shares of common stock which were used to make a non-cash payment for services rendered to us.

During the year ended December 31, 2012, 551,281 restricted shares of our common stock were issued to Dr. Frank J. Adipietro, director in consideration for $35,000.

In a series of transactions in 2013, the Company issued 14,142,085 unregistered shares of its common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $429,613. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status.

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

In a series of transaction throughout the year ended December 31, 2012, a total of 20,275,046 shares of our restricted common stock were awarded to George J. Coates under an anti-dilution program in effect during the year. Of this amount, 18,593,313 shares of common stock were originally issued throughout 2012. In December 2012 these shares were cancelled and restored to unissued status. The estimated fair value of these shares amounted to $1,674,000.

In April 2012, 1,100,000 and 240,000 restricted shares of our common stock that were originally awarded in December 2011 were issued to Dr. Richard W. Evans and Dr. Frank J. Adipietro, respectively.

Share Issuances - Series A Preferred Stock

During the year ended December 31, 2013, 68,590 shares of Series A Preferred Stock, were issued to George J. Coates under revised anti-dilution provisions designed to maintain Mr. Coates’ percentage of votes on all matter brought before the stockholders for a vote at 93.93%, which became effective May 17, 2013. The estimated fair value of these shares was $170,363. At December 31, 2013, Mr. Coates held a total of 141,473 which entitles him to 1,414,730,000 votes. Each share of Series A Preferred Stock entitled the holder to 10,000 stockholder votes.

Subsequent to December 31, 2013, an additional 20,708 shares of Series A Preferred Stock, were issued to George J. Coates under the revised anti-dilution provisions, thereby maintaining his share of votes at 93.93%. The estimated fair value of these shares was $51,757.

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

Deferred Compensation

Subsequent to December 31, 2013, George J. Coates and Bernadette Coates agreed to deferral of their compensation amounting to $57,692 and $15,517, respectively, bringing their total deferred compensation to $288,462 and $72,412, respectively.

For the year ended December 31, 2013, George J. Coates earned base compensation of $230,769, payment of which is being deferred until the Company has sufficient working capital.

For the year ended December 31, 2013, Bernadette Coates, spouse of George J. Coates, earned base compensation of $56,895, payment of which is being deferred until the Company has sufficient working capital.

Consulting Fees

Subsequent to December 31, 2013, Barry C. Kaye, Treasurer and Chief Financial Officer earned consulting fees of $39,675 and was paid $30.000, bringing his total unpaid, earned compensation to $129,600.

For the year ended December 31, 2013, $40,000 was paid to Barry C. Kaye, Treasurer and Chief Financial Officer for compensation earned during the year ended December 31, 2012.  Mr. Kaye earned $124,950 in 2013 which was not paid and has been deferred until the Company has sufficient working capital to remit payment to him. Subsequent to December 31, 2013, 23,250 of this amount was paid to him.

For the year ended December 31, 2012, Mr. Kaye was paid consulting fees of approximately $67,475. For the year ended December 31, 2012, Mr. Kaye earned an additional $46,750, $40,000 of which was paid during 2013 and $6,750 of which was paid subsequent to December 31, 2013.

Personal Guaranty and Pledge of Stock

The Company’s mortgage loan on its headquarters is collateralized by the pledge of five million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and by his personal guaranty.

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

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
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

*           Serves as an independent director.
**        Serves as a member of our compensation committee.
***      Serves as a member of our audit committee.

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

Cowan did not bill us for any services during the year ended December 31, 2012.

Audit Fees

During the year ended December 31, 2013, Cowan billed us in the aggregate $66,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2012, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2013.

During the year ended December 31, 2012, Meyler billed us in the aggregate $60,000 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2011, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2012.

Audit-related Fees

For the year ended December 31, 2013, Cowan billed us $5,950 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1. Meyler did not provide any audit-related services in the year ended December 31, 2012.

Tax Fees

Neither Cowan nor Meyler provided any tax-related services in the years ended December 31, 2013 and 2012.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules which require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
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

Audited financial statements of Coates International, Inc. as of December 31, 2013 and 2012 and for the years then ended are presented on beginning on  page F-1.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

Exhibit No.		Description

3.1 (1)	-	Restated Certificate of Incorporation

3.1(i) (1)	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) (1)	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) (2)	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.2 (1)	-	Bylaws

4.1*		Certification of Designation of Series A Preferred Stock, effective April 30, 2009

4.2*		Certificate of Amendment of Certification of Designation of Series A Preferred Stock, effective May 24, 2011

10.1 (3)	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 (3)	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 (3)	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 (4)	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.5 (5)	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory Coates dated April 6, 2007

10.6 (6)	-	Cooperation Agreement executed June 16, 2010 between the Company and Tongji University of China

10.7 (7)	-	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

Exhibit No.		Description

10.8 (7)	-	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.9 (8)	-	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.10 (9)	-
Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

10.11(9)	-
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

10.12 (10)	-
$78,500 Convertible Promissory Note, dated August 19, 2010, issued to Asher Enterprises, Inc. Substantially identical Convertible Promissory Notes issued to Asher Enterprises, Inc. during the years ended December 31, 2010, 2011, 2012 and 2013 are not being filed as exhibits.

10.13 (10)	-	Investment Agreement, dated June 6, 2011, between the Company and Dutchess Opportunity Fund II, LP

10.14 (11)	-	Registration Rights Agreement, dated June 6, 2011, between the Company and Dutchess Opportunity Fund II, LP

10.15 (12)	-	Agreement between Coates International, Ltd. and S.W.T., dated May 21, 2011.

10.16 (12)	-	Letter from Cummins confirming supply arrangement with Coates International, Ltd.

10.17 (13)	-
Letter from Meyler & Company, LLP to the Securities and Exchange Commission dated March 4, 2013 regarding the circumstances of their resignation as Independent Registered Public Accounting Firm for the Company.

10.18 (14)		Certificate of designation, preferences and rights of Series A Preferred Stock of Coates International, Ltd.

10.19 (14)		Amendment to Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Coates International Ltd.

10.20 (15)	-	Convertible Promissory Note, dated March 20, 2013 between the Company and JMJ Financial and Amendment thereto, dated March 20, 2013

10.21 (16)	-	Sale/leaseback Agreement with Paradigm Commercial Capital Group, dated August 15, 2013

10.22 (17)	-	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock

10.23 (17)	-	10% Convertible Redeemable Note, dated December 9, 2013 issued to LG Capital Funding, LLC

10.24 (17)	-	10% Convertible Redeemable Note, dated December 9, 2013 issued to GEL Properties, LLC

Exhibit No.		Description

10.25 (17)	-	Convertible Note, dated January 16, 2014 issued to Black Mountain Equities, Inc.

14.1 (14)	-	Code of Business Conduct and Ethics which is described under Corporate Governance in Item 10 of this Annual Report.

21.1 (17)	-	List of Subsidiaries

31.1 (17)	-	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (17)	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	-	XBRL Instance Document.

101.SCH *	-	XBRL Taxonomy Extension Schema Document.

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	-	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 000-33155.

(2)	Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.

(3)	Incorporated by reference from the Company's Registration Statement and amendments thereto filed September 9, 2001 on Form 10-SB with the Securities and Exchange Commission, File No. 000-33155.

(4)	Incorporated by reference from the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2005.

(5)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2006.

(6)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2010.

(7)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.

(8)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

(9)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2009.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2010.

(11)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2011.

(12)	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 24, 2011.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.

(14)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

(15)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

(16)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013.

(17)	Filed herewith.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman and Chief Executive Officer

By:	/s/ Barry C. Kaye
Barry C. Kaye, Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George J. Coates	Director, Chairman, Chief Executive Officer and President (principal executive officer)	March 31, 2014
George J. Coates
/s/ Gregory Coates	Director, co-Secretary and President-Technology Division	March 31, 2014
Gregory Coates
/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and accounting officer)	March 31, 2014
Barry C. Kaye
/s/Richard W. Evans	Director and co-Secretary	March 31, 2014
Richard W. Evans
/s/ Michael J. Suchar	Director	March 31, 2014
Michael J. Suchar
/s/ Frank J. Adipietro	Director	March 31, 2014
Frank J. Adipietro
/s/ Richard Whitworth	Director	March 31, 2014
Richard Whitworth

Coates International, Ltd. and Subsidiaries

Index to Financial Statements

December 31, 2013 and 2012

COWAN, GUNTESKI & CO., P.A.
CERTIFIED PUBLIC ACCOUNTANTS
730 HOPE ROAD
TINTON FALLS, NJ 07724

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying balance sheets of Coates International, Ltd. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2013 and 2012. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

Tinton Falls, New Jersey
March 31, 2014

Coates International, Ltd.
Balance Sheets
As of December 31,

	2013	2012

Assets
Current Assets
Cash	$49,274	$13,303
Inventory, net	111,752	111,115
Deferred offering costs	12,423	16,207
Total Current Assets	173,449	140,625
Property, plant and equipment, net	2,179,646	2,241,847
Deferred licensing costs, net	51,016	55,299
Total Assets	$2,404,111	$2,437,771

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,263,947	$1,797,439
Current portion of finance lease obligation	43,311	-
Deferred stock-based compensation payable	287,664	1,911,775
Mortgage loan payable	1,513,284	1,575,000
Promissory notes to related parties	603,138	507,694
Derivative liability related to convertible promissory notes	366,590	135,263
Convertible promissory notes, net of unamortized discount	125,018	77,363
Unearned revenue	19,124	19,124
10% Convertible note	10,000	10,000
Total Current Liabilities	5,232,076	6,033,658
Non-current portion of finance lease obligation	81,452	-
License deposits	322,200	341,400
Total Liabilities	5,635,728	6,375,058

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 141,473 and 72,883 shares issued and outstanding at December 31, 2013 and 2012, respectively	141	73
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 327,749,176 and 305,078,818 shares issued and outstanding at December 31, 2013 and 2012, respectively	32,775	30,508
Additional paid-in capital	30,712,778	27,259,253
Accumulated deficit	(33,977,311)	(31,227,121)
Total Stockholders' Deficiency	(3,231,617)	(3,937,287)
Total Liabilities and Stockholders' Deficiency	$2,404,111	$2,437,771

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
For the Year Ended December 31,

	2013	2012

Sublicensing fee revenue	$19,200	$19,200
Total Revenues	19,200	19,200
Expenses:
Research and development costs	261,161	825,504
General and administrative expenses	1,660,812	3,332,205
Depreciation and amortization	66,485	65,509
Total Expenses	1,988,458	4,223,218
Loss from Operations	(1,969,258)	(4,204,018)
Other Income (Expense):
Decrease (Increase) in estimated fair value of embedded derivative liabilities	(210,390)	130,146
Other income	-	60,000
Total other income (expense)	(210,390)	190,146
Interest expense	(570,542)	(516,211)
Loss Before Income Taxes	(2,750,190)	(4,530,083)
Provision for income taxes	-	-
Net Loss	$(2,750,190)	$(4,530,083)

Basic net loss per share	$(0.01)	$(0.01)
Basic weighted average shares outstanding	334,010,734	302,946,983
Diluted net loss per share	$(0.01)	$(0.01)
Diluted weighted average shares outstanding	334,010,734	302,946,983

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Stockholders' Deficiency
For the Two Years Ended December 31, 2013

	Series A Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2012	72,883	$73	284,127,846	$28,413	$24,917,261	$(26,697,038)	$(1,751,291)
Issuance of common stock to Dutchess Opportunity Fund II, LP			2,256,677	226	258,496		258,722
Issuance of common stock to director			551,281	55	34,945		35,000
Issuance of common stock and warrants to son of a director			5,747,560	575	379,149		379,724
Conversion of Convertible Promissory Notes			8,415,515	842	371,348		372,190
Issuance of common stock in satisfaction of promissory notes to related parties			3,547,279	354	231,413		231,767
Issuance of common stock to George J. Coates under anti-dilution arrangements			18,593,313	1,859	1,609,909		1,611,768
Common stock awarded to officers and directors			1,960,000	196	301,004		301,200
Cancellation of common stock previously issued to George J. Coates			(20,120,653)	(2,012)	(1,750,996)		(1,753,008)
Stock-based compensation expense					713,932		713,932
Beneficial Conversion Feature on Convertible Promissory Notes					192,792		192,792
Net loss for the year						(4,530,083)	(4,530,083)
Balance, December 31, 2012	72,883	73	305,078,818	30,508	27,259,253	(31,227,121)	(3,937,287)
Issuance of Anti-dilution shares of Series A Preferred stock to George J. Coates	68,590	68			170,294		170,362
Issuance of Anti-dilution shares of Common Stock to George J. Coates			35,037,131	3,504	2,177,979		2,181,483
Cancelation of Anti-dilution shares of Common Stock to George J. Coates			(35,037,131)	(3,504)	3,504		-
Issuance of common stock under equity line of credit with Dutchess Opportunity Fund II, LP			3,618,676	361	155,144		155,505
Issuance of common stock and warrants to son of a director			4,666,666	467	124,533		125,000
Conversion of 12% Convertible Promissory Notes			2,750,000	275	66,781		67,056
Conversion of 8% Convertible Promissory Notes			10,968,349	1,097	202,903		204,000
Exercise of Stock Purchase Warrants			666,667	67	9,933		10,000
Stock-based compensation expense					248,918		248,918
Beneficial Conversion Feature on Convertible Promissory Notes					293,536		293,536
Net loss for the year						(2,750,190)	(2,750,190)
Balance, December 31, 2013	141,473	$141	327,749,176	$32,775	$30,712,778	$(33,977,311)	$(3,231,617)

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Statements of Cash Flows
For the Years Ended December 31,

	2013	2012

Net Cash Flows Used in Operating Activities
Net loss for the Year	$(2,750,190)	$(4,530,083)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Stock-based compensation expense	628,990	2,388,307
Accrued interest not paid	433,284	410,144
Deferred compensation expense	137,064	-
Increase (decrease) in fair value of embedded derivative liabilities	210,390	(130,146)
Depreciation and amortization	66,485	65,509
Amortization of financing costs	10,246	11,822
Non-cash licensing revenues	(19,200)	(19,200)
Provision for slow moving and obsolete inventory	-	235,942
Recognition of unearned revenues	-	(10,000)
Changes in Operating Assets and Liabilities:
Accounts receivable	-	(10)
Deferred offering costs and other assets	(6,463)	-
Deferred financing costs	4,283	-
Accounts payable and accrued liabilities	466,299	469,586
Net Cash (Used in) Operating Activities	(818,812)	(1,108,129)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock under equity line of credit	155,506	258,722
Proceeds from sale/leaseback of equipment	132,550	-
Issuance of common stock and warrants to the son of a director	125,000	355,000
Issuance of convertible promissory notes	398,000	244,500
Issuance of promissory notes to related parties	172,093	270,755
Repayment of promissory notes to related parties	(76,650)	(40,500)
Repayment of mortgage Loan	(61,716)	(55,000)
Proceeds from exercise of stock warrants	10,000	-
Issuance of common stock to director	-	35,000
Net Cash Provided by Financing Activities	854,783	1,068,477
Net Increase (Decrease) in Cash	35,971	(39,652)
Cash, beginning of period	13,303	52,955
Cash, end of period	$49,274	$13,303

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$138,977	$112,029

Supplemental Disclosure of Non-cash Financing Activities:
Issuance of common stock for anti-dilution, net of cancelled anti-dilution common shares	$2,181,483	$-
Conversion of convertible promissory notes	271,056	372,190
Conversion of promissory notes to related parties	-	231,768
	$2,452,539	$603,958

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Notes to Financial Statements
December 31, 2013 and 2012
(All amounts rounded to thousands of dollars)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Coates International, Ltd. operates in Wall Township, New Jersey.

The Company has acquired the exclusive licensing rights for the Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates and his son Gregory Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

The CSRV® system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine cylinder, the CSRV® system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV® system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV® system technology (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV® Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into, and expelled from, the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The extent, to which higher RPM’s, greater volumetric efficiency and thermal efficiency can be achieved with the CSRV® system technology, is a function of the engine design and application.

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. Mr. Coates is continuing with research and development of the next application of this technology in an attempt to power larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and are designed to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. At this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor. Accordingly, the Company does not have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse and certain directors, fees received from research and development of prototype models, licensing fees and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses.

Coates International, Ltd.
Notes to Financial Statements  - (Continued)

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2013, had a stockholders’ deficiency of ($3,232,000). The Company will be required to renegotiate the terms of an extension of a $1,513,000 mortgage loan which matures in July 2014, or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the December 31, 2013, the Company had negative working capital of ($5,059,000) compared with negative working capital of ($5,893,000) at the end of 2012.

During the years ended December 31, 2013 and 2012, the Company raised $917,000 and $1,123,000, respectively, of new working capital from the following:

Description	2013	2012
Issuance of convertible promissory notes	$398,000	$244,000
Sales of common stock under equity line of credit	156,000	259,000
Proceeds from sale/leaseback of equipment	133,000	-
Sales of shares of common stock and warrants to the son of a director	125,000	355,000
Issuance of promissory notes to related parties, net of repayments	95,000	230,000
Proceeds from exercise of common stock warrants	10,000	-
Sales of common stock to a director	-	35,000
	$917,000	$1,123,000

In the fourth quarter of 2011, the Company identified cracks on the lower engine heads of its Gen Sets that resulted from a defect in the manufacturing by one of its suppliers. Based on testing of the Gen Set to confirm the Company’s resolution of this problem, management believes it has determined the cause of this cracked head condition. The Company has been endeavoring to raise sufficient working capital, in order to procure new cast-steel head castings to resolve the cracked head problems with the engines originally shipped to Almont. Thereafter, we will undertake field testing of the Gen Sets, after which, we will begin to ramp-up production.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financials statements for the year ended December 31, 2012 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2013.

Majority-Owned Subsidiary

CIL is currently the majority shareholder of Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets. Accordingly, this subsidiary has not been consolidated with the accounts of CIL.

For the year ended December 31, 2012, the financial statements of CIL were previously consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd. (“Coates Oklahoma”). In May 2013, Coates Oklahoma was shuttered and has since been formally dissolved. There were no outstanding obligations or expenses in dissolving this company. Accordingly, the financial statements for the year ended December 31, 2012 have been revised to present Coates International, Ltd. on an unconsolidated basis. There are no significant differences in the reported financial position or results of operations reported in the revised financial statements.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Unearned revenue represents a deposit from a customer for a CSRV® Gen Set order. Revenue is recognized as described above.

License deposits, which are non-refundable, were received from the granting of sub-licenses and are recognized as earned, generally commencing upon the completion of certain tests  of the CSRV® products and acceptance by the licensee.  At that time, license revenue will be recognized ratably over the period of time that the sub-license has been granted using the straight-line method.  Upon termination of a sub-license agreement, non-refundable license deposits, less any costs related to the termination of the sub-license agreement, are recognized as revenue. Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer.

The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life through 2027 of the last CSRV® technology patent in force, at that date.

Research and Development

Research and development costs are expensed when incurred. For the year ended December 31, 2012, the Company charged $115,000 to expense for the estimated remediation costs of previously sold Gen Sets, that were determined to have cracked heads.

Intellectual Property

Under a licensing agreement with George J. Coates and Gregory Coates, the Company obtained the rights to manufacture, use and sell the CSRV® engine technology throughout the territory defined as the Western Hemisphere. In accordance with GAAP, the Company is not permitted to record a value for this intellectual property because it was obtained from principal stockholders, and, accordingly this intangible asset is not reflected in the accompanying financial statements.

Licensing Costs

Under the CSRV® Licensing Agreement for the CSRV® engine technology, the Company is responsible for all costs in connection with applying for, obtaining and maintenance of patents to protect the CSRV® system technology. Such costs are expensed as incurred.

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed when incurred.  Advertising expense amounted to $3,000 and $5,000 for the years ended December 31, 2013 and 2012, respectively.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Deferred Compensation

Deferred compensation represents salaries of George J. Coates and Bernadette Coates earned in 2013, but not paid in order to preserve the Company’s working capital. The Company intends to repay these amounts at such time that it has sufficient working capital and after the related party notes to George J. Coates and Bernadette Coates have been repaid with interest thereon.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are adjusted when conditions indicate that deferred assets will be realized. Income tax expense (benefit) is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the years ended December 31, 2013 and 2012. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 15, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

2. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with one financial institution. Accounts at this institution are currently fully insured by the Federal Deposit Insurance Corporation.

The Company’s operations are devoted to the development, application and marketing of the CSRV® system technology which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder. Development efforts have been conducted continuously during this time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued with respect to the CSRV® system technology. Since inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates.  The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Other Assets, Accounts Payable and Accrued Liabilities and Other Liabilities

With the exception of convertible promissory notes, the carrying amount of these items approximates their fair value because of the short term maturity of these instruments. The convertible promissory notes are reported at their estimated fair value, determined as described in more detail in Note 14.

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

4. LICENSING AGREEMENT AND DEFERRED LICENSING COSTS

The Company holds a manufacturing, use, lease and sale license from George J. Coates and Gregory Coates for the CSRV® system technology in the territory defined as the Western Hemisphere (the “License Agreement”). Under the License Agreement, George J. Coates and Gregory Coates granted to the Company an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV® system technology (the “CSRV® Engine”) and that is currently owned or controlled by them (the “CSRV® Intellectual Property”), plus any CSRV® Intellectual Property that is developed by them during their employment with the Company. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and ownership would revert back to George J. Coates and Gregory Coates.

Under the License Agreement, George J. Coates and Gregory Coates agreed that they will not grant any licenses to any other party with respect to the CSRV® Intellectual Property.

At December 31, 2013 and 2012 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $51,000 and $55,000, respectively. Amortization expense for the years ended December 31, 2013 and 2012 amounted to $4,000 and $4,000, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

5. AGREEMENTS ASSIGNED TO ALMONT ENERGY, INC.

In 1999, the Company granted a sublicense to Well to Wire Energy, Inc. ("WWE"), an oil and gas company in Canada.  This sublicense provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV® system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). A separate research and development agreement (“R&D Agreement”) provided for WWE to pay an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The research and development agreement had not been reduced to the form of a signed, written agreement.

In 2008, the Company also entered into an escrow agreement with WWE that provides conditional rights to a second sublicense agreement between the Company and WWE for the territory of the United States (the “US License”). The US License was deposited into an escrow account and the grant of the license will not become effective until the conditions for release from escrow are satisfied. The US License provides for a license fee of $50 million.

In early 2010, with the prior consent of the Company, WWE assigned the Canadian License and the rights to the US License, subject to the terms and conditions of the Escrow Agreement, to Almont, a privately held, independent third party entity based in Alberta, Canada.

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make payments towards the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At December 31, 2013, the remaining balance of the Release Payment was $5,847,000.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the escrow agreement between the Company and WWE, with the following modifications:

•
The Release Payment Date, as defined in the Escrow Agreement had been extended to March 19, 2012. In early 2012, we agreed to extend the Release Payment Date under the Escrow Agreement until March 2014 to compensate for the delay caused by the late delivery of Gen Sets. Provided that Almont remits this entire unpaid balance to the Company on or before the Release Payment Date, the US License will be released from escrow and granted to Almont. The Release Payment due date will be reset as appropriate once the Company commences its production phase of operations. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

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

The Canadian License

The Canadian License exclusively sublicenses within Canada the use of the CSRV® system technology for industrial engines designed to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

•	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV® system technology within Canada.
•	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
•
Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120. The Company has temporarily waived this provision due to the delay in delivery of Gen Sets.  In the event Sublicensee fails to purchase the minimum 120 CSRV® generator engines during any year, Sublicensee will automatically lose its exclusivity. In such a case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV® generator engines in the territory of Canada. Until otherwise agreed between the parties, the price per generator shall be $159,000.

•	Sublicensee is required to pay a royalty to the Company equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000.
•	All licensed rights under this license agreement related to the CSRV® system technology will remain with the Company.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The US License

The US License will, upon Almont satisfying the Release Payment, grant to Almont the right to use, sell and lease within the defined territory, Licensed Products manufactured by the Company which are designed to generate electrical power.  Licensed Products consist of CSRV® Valve Systems, CSRV® Valve Seals, CSRV® Rotary Valve Spheres, CSRV® Valve Components and CSRV® Engines. Almont is also obligated to pay a royalty to the Company equal to 2.5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).

The manufacture of any Licensed Products by Sublicensee is prohibited.  Sublicensee is required to procure all internal combustion engines incorporating the CSRV® Valve System from the Company or its designee. The license granted to Sublicensee is exclusive within the Territory, provided that Sublicensee satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV® system technology, the Coates Engines and all component parts. The Company has temporarily waived this provision due to the delay in delivery of Gen Sets. The agreement also grants Sublicensee a right of first refusal in the event that the Company negotiates an offer with another third party for a worldwide license to use the Licensed Products for the generation of electrical power.

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, is based on its projected assessment of the marketplace demand for industrial generators and projects Gen Set purchases of up to 11,000 CSRV® Units per year over the next 5 years. The Company would not be able to accommodate that demand until it ramps up its production capacity, which would likely require several years, once it enters into large scale production. Almont intends to issue standard purchase orders, issued based on market and customer demand. The Company is unable to confirm any orders until it has sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

6. INVENTORY

Inventory at December 31, consisted of the following:

	2013	2012
Raw materials	$440,000	$439,000
Work-in-process	59,000	59,000
Finished goods	-	-
Less: Reserve for obsolescence	(387,000)	(387,000)
Total	$112,000	$111,000

During the year ended December 31, 2012, the Company determined that components and parts inventory with a carrying value of $236,000 became obsolete and, accordingly, charged this amount to research and development expense, thereby increasing the reserve for slow-moving and obsolete inventory to $387,000.

7. LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV® technology patent in force, at that date. Sublicensing fee revenue for the years ended December 31, 2013 and 2012 amounted to $19,000 and $19,000, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2013	2012
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(799,000)	(737,000)
Total	$2,180,000	$2,242,000

Depreciation expense amounted to $62,000 and $61,000 for the years ended December 31, 2013 and 2012, respectively.

9. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2014. Interest expense for the years ended December 31, 2013 and 2012 on this mortgage amounted to $114,000 and $122,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2013 was $1,513,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so, could adversely affect the Company’s financial position and results of operations.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

10. FINANCE LEASE OBLIGATION

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

In accordance with generally accepted accounting principles, this sale/leaseback is required to be accounted for as a financing lease. Under this accounting method, the equipment and accumulated depreciation remains on the Company’s books and records as if the Company still owned the equipment. This accounting treatment is in accordance with ASC 840-40-25-4, Accounting for Sale-Leaseback Transactions. In addition, the discounted present value of the lease payments is recorded as a lease finance obligation. The difference between the gross sales price for the equipment and the net proceeds received amounted to $20,000, which has been recorded as unamortized discount on finance lease obligation. This amount is being amortized to interest expense using the interest method over the 30-month term of the lease, including the option period. The finance lease obligation is secured by all of the equipment included in the sale/leaseback transaction.

For the year ended December 31, 2013, the interest expense on this lease amounted to $21,000 which is included in interest expense in the accompanying statements of operations.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31 are as follows:

	2013	2012
Legal and professional fees	$1,388,000	$1,240,000
General and administrative expenses	301,000	149,000
Accrued interest expense	264,000	118,000
Accrued compensation and benefits	196,000	175,000
Research and development costs	115,000	115,000
Total	$2,264,000	$1,797,000

12. PROMISSORY NOTES TO RELATED PARTIES

During the years ended December 31, 2013 and 2012, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $105,000 and $195,000, respectively, and repaid promissory notes in the aggregate principal amount of $67,000 and $31,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the years ended December 31, 2013 and 2012, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $68,000 and $76,000, respectively, and repaid promissory notes in the aggregate principal amount of $10,000 and $10,000, respectively. The promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

During the year ended December 31, 2012, the Company had outstanding promissory notes with two of its directors, Dr. Richard W. Evans and Dr. Frank J. Adipietro with principal balances of $120,000 and $50,000, respectively. In June 2012, by mutual agreement, the $120,000 principal amount promissory note issued to Dr. Evans and $10,000 principal amount of the promissory note issued to Dr. Adipietro was converted into 2,000,000 and 166,667 shares of common stock, respectively, at a conversion price of $0.06 per share. The $40,000 principal balance, plus accrued interest on the promissory note due to Dr. Adipietro was converted into 473,372 shares of common stock in October 2012. These notes were due on demand and provided for interest at the rate of 17% per annum, compounded monthly.

For the year ended December 31, 2013 and 2012, aggregate interest expense on all promissory notes to related parties amounted to $130,000 and $78,000, respectively. Unpaid accrued interest on these promissory notes amounting to $230,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2013.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

13. 10% CONVERTIBLE NOTE TO RELATED PARTY

The 10% Convertible Note, which is held by Dr. Michael J. Suchar, a director, is convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 22,222 shares of its common stock for conversion of the remaining $10,000 balance of this note.

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes. The net proceeds from these transactions are used for general working capital purposes. The notes may be converted into shares of the Company’s common stock at a defined discount from the trading price of the common stock on the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for them as derivative liability instruments.

8% Convertible Promissory Notes

At December 31, 2013, there were three 8% convertible promissory notes (“8% Notes”) in the principal amounts of $53,000, $47,000 and $33,000 which mature in May 2014, July 2014 and August 2014, respectively, if not converted prior thereto. The 8% Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The Conversion Price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The 8% Notes also contain a prepayment option whereby the Company may, during the first 179 days the note is outstanding, prepay the 8% Note by paying 130% during the first 60 days, increasing in 5% increments each month to a maximum of 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default.

In a series of transactions during 2013, 8% convertible promissory notes with an aggregate principal balance, including accrued interest of $204,000 were converted into 10,968,349 unregistered shares of common stock. In a series of transactions during 2012, $293,000 principal amount of convertible promissory notes, including accrued interest thereon were converted into 8,415,515 restricted shares of the Company’s common stock.

The Company has reserved 46,750,000 shares of its unissued common stock for potential conversion of these 8% Notes.

10% Convertible Promissory Notes

The Company has also entered into two agreements with different investors, whereby, under each agreement, it is permitted to issue two $28,000 tranches of convertible promissory notes which bear interest at 10% per annum and mature on the one-year anniversary date of the funding (“10% Notes”). In December 2013, the Company issued a $28,000 convertible note under each agreement and received cash proceeds of $50,000. These notes mature in December 2014, if not converted prior thereto. The convertible notes provide for a 5% original issue discount on the principal amount of each tranche, which was netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding. The holder may convert the 10% Notes into restricted shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to 58% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock over the 18 trading days ending on the date of conversion. The Company has reserved 7.8 million shares of its unissued common stock for potential conversion of these two 10% convertible notes.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

12% Convertible Promissory Notes

The Company has also entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding (“12% Notes”). In March 2013, the Company issued a $67,000, 12% Note under this arrangement and received cash proceeds of $60,000. In each of June, August and December 2013, the Company issued three additional $28,000, 12% Notes under this arrangement and received cash proceeds of $75,000. These notes mature in March 2014, June 2014, August 2014 and September 2014, respectively, if not converted prior thereto. The arrangement provides for an approximately 10.5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding, upon which the interest for the outstanding period will be forgiven. The holder may convert the 12% Notes into restricted shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trade price of the Company’s common stock in the 25 trading days prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of this 12% Note agreement.

During the year ended December 31, 2013, 12% convertible promissory notes with a principal balance of $67,000, including accrued interest were converted into 2,750,000 unregistered shares of common stock.

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the Convertible Notes is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included the average of the quoted daily yield curve rates on six-month and one-year treasury securities and the calculated 12-month historical volatility rate on the Company’s common stock.

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

The following table presents the details of the outstanding 8% Notes, 10% Notes and 12% Notes at December 31, 2013 and 2012, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

	Principal Amount				Unamortized Discount		Embedded Derivative Liability
Date Issued	December 31, 2013	December 31, 2012	Nominal Interest Rate	Effective Interest Rate(1)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

12/11/13	$28,000	N/A	10%	134%	$22,000	N/A	$43,000	N/A
12/10/13	28,000	N/A	12%	117%	19,000	N/A	45,000	N/A
12/9/13	28,000	N/A	10%	134%	22,000	N/A	43,000	N/A
11/27/13	32,000	N/A	8%	133%	25,000	N/A	33,000	N/A
10/11/13	47,000	N/A	8%	147%	31,000	N/A	48,000	N/A
8/14/13	28,000	N/A	12%	147%	14,000	N/A	45,000	N/A
8/8/13	53,000	N/A	8%	147%	14,000	N/A	53,000	N/A
6/4/13	28,000	N/A	12%	92%	-	N/A	45,000	N/A
3/21/13	-	N/A	12%	76%	-	N/A	12,000	N/A
11/23/12	N/A	$33,000	8%	101%	N/A	$17,000	N/A	$41,000
9/24/12	N/A	32,000	8%	122%	N/A	14,000	N/A	41,000
8/6/12	N/A	43,000	8%	142%	N/A	12,000	N/A	53,000
6/12/12	N/A	12,000	8%	142%	N/A	-	N/A	-
	$272,000	$120,000			$147,000	$43,000	$367,000	$135,000

(1) The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Other (expense) income resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to ($210,000) and $130,000 for the years ended December 31, 2013 and 2012, respectively. These amounts are included in the accompanying statements of operations as (Increase) decrease in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the years ended December 31, 2013 and 2012 amounted to $283,000 and $295,000, respectively.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

15. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTCQB; the OTC market tier for companies that report to the SEC. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

Pursuant to anti-dilution provisions which became effective January 2012, Mr. Coates was awarded one share of restricted common stock for each new share of stock issued to any individual or entity that was not a member of, or controlled by, the Coates Family. On August 30, 2013, these anti-dilution provisions were canceled and Mr. Coates voluntarily returned all shares of common stock awarded to him under these provisions.

The following common stock transactions occurred during the year ended December 31, 2013:

•
In a series of transactions during 2013, the Company made private sales, pursuant to stock purchase agreements of 4,666,666 unregistered shares of its common stock and 5,566,668 common stock warrants to purchase one share of common stock at an exercise prices ranging from $0.015 to of $0.04 per share in consideration for $125,000 received from the son of Richard W. Evans, a director.

•
In a series of transactions during 2013, the Company issued 3,618,676 registered shares of its common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $156,000.

•
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

•
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

•
In connection with an agreement to issue up to $335,000 of convertible promissory notes, during 2013, the Company issued a $67,000 principal amount, 12% convertible promissory note and three $28,000 principal amount, 12% convertible promissory notes and received cash proceeds of $135,000, net of original issue discount of $16,000.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

•	The Company issued five 8% convertible promissory notes and received proceeds of $208,000, net of transaction costs.

•
In a series of transactions during 2013, 8% convertible promissory notes with an aggregate principal balance of $204,000, including accrued interest were converted into 10,968,349 unregistered shares of common stock.

•	A portion of a 12% convertible promissory note with a principal balance of $67,000, including accrued interest was converted into 2,750,000 unregistered shares of common stock.

•
The Company received proceeds of $10,000 from the son of Richard W. Evans, a director for the exercise of stock purchase warrants with an exercise price of $0.015 per share and issued 666,667 unregistered shares of its common stock.

The following common stock transactions occurred during the year ended December 31, 2012:

•
The Company sold in a series of transactions, 5,557,375 restricted shares of its common stock, and 10,839,752 warrants to purchase one share of its common stock at exercise prices ranging from $0.045 to $0.12 per share and received proceeds of $355,000 from the son of Richard W. Evans, a director. These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

•
The Company issued 190,185 restricted shares of its common stock to the son of Richard W. Evans, a director in consideration for 185,185 tradable shares of common stock which were utilized to pay for services.

•
The Company sold a total of 551,281 restricted shares of its common stock in consideration for $35,000 to Dr. Frank J. Adipietro, director. These transactions were private sales of unregistered, restricted securities pursuant to a stock purchase agreement.

•
The Company sold a total of 2,256,677 registered shares of its common stock under an equity line of credit with Dutchess Opportunity Fund II, LP and received proceeds of $259,000. There were no offering costs related to the sales of these shares.

•	In a series of transactions, $305,000 principal amount of convertible promissory notes, including accrued interest thereon was converted into 8,415,515 restricted shares of the Company’s common stock.

•
The Company issued 1,100,000 and 240,000 restricted shares of its common stock to Dr. Richard W. Evans and Dr. Frank J. Adipietro, directors, respectively. These shares were originally awarded as compensatory stock awards in 2011.

•	By mutual agreement, a $120,000 principal amount promissory note due to Dr. Richard W. Evans was converted into 2,000,000 restricted shares of the Company’s common stock.

•
By mutual agreement, a $50,000 principal amount promissory note, plus accrued interest thereon of $7,000, due to Dr. Frank J. Adipietro, was converted into 639,939 restricted shares of the Company’s common stock.

•
Under the anti-dilution arrangement which became effective January 1, 2012, George J. Coates was awarded 20,275,046 restricted shares of the Company’s common stock during the year ended December 31, 2012. Of this amount, 18,593,313 shares of common stock were initially issued throughout 2012. In December 2012, these shares were cancelled and restored to unissued status. The entire 20,275,046 shares of common stock awarded in 2012 were then reissued in January 2013. The estimated fair value of these shares was $1,674,000, which amount is included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2012.

At December 31, 2013, the Company had reserved 121,424,724 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

During the year ended December 31, 2013, the board designated an additional 900,000 shares of preferred stock as Series A Preferred Stock bringing the total designation to 1,000,000 shares of Series A Preferred Stock, $0.001, par value per share. Each share of Series A Preferred Stock entitles the holder of record to the right to vote 10,000 shares of common stock with respect to all matters that are submitted to a vote of shareholders. The Series A Preferred Stock does not provide the holder any rights to share in dividends or any distribution of assets to any other shareholders of any other class of the Company’s securities in a liquidation or for any other purpose.

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

During the year ended December 31, 2013, 68,590 shares of Series A Preferred Stock were granted and issued to George J. Coates pursuant to this anti-dilution agreement resulting in the right to 685,900,000 aggregate additional votes. No shares of Series A Preferred Stock were granted or issued during the year ended December 31, 2012, because this anti-dilution arrangement was temporarily discontinued in 2012 and reinstated in 2013.

Each issuance of shares of Series A Preferred Stock to George J. Coates did not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

In 2010, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. Based on this estimated valuation, the aggregate estimated fair value of the Series A Preferred Stock issued to Mr. Coates in 2013 amounted to $170,000. This amount, which did not require any outlay of cash, was recorded as stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2013.

16. UNEARNED REVENUE

The Company received a non-refundable deposit from Almont in connection with its orders for natural gas fueled electric power CSRV® engine generators. The unused balance these deposited funds of $19,000, is included in unearned revenue in the accompanying balance sheet at December 31, 2013 and 2012.

17. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the year ended December 31, 2013 and 2012 amounted to $19,000 and $19,000, respectively. The Company commenced shipping production units to Almont under the Canadian Sublicense in April 2011 and began recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force at that date.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

18. OTHER INCOME

Other income includes insurance proceeds of $50,000 related to business interruption losses caused by the superstorm known as Sandy in November 2012. These proceeds reimbursed costs incurred included in operating expenses in the accompanying statement of operations for the year ended December 31, 2012. The balance of the other income of $10,000 is from the recognition of non-refundable unearned income related to the termination of merger discussions with a Chinese manufacturer.

19. INCOME (LOSS) PER SHARE

At December 31, 2013, the Company had 45,970,314 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	100,000	$0.0420	-	100,000
Common stock options	5,607,000	0.0600	5,607,000	-
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	500,000	0.0200	N/A	N/A
Common stock warrants	666,667	0.0225	N/A	N/A
Common stock warrants	1,000,000	0.0250	N/A	N/A
Common stock warrants	333,333	0.0300	N/A	N/A
Common stock warrants	2,000,001	0.0350	N/A	N/A
Common stock warrants	500,000	0.0400	N/A	N/A
Common stock warrants	333,333	0.0450	N/A	N/A
Common stock warrants	400,000	0.0500	N/A	N/A
Common stock warrants	2,181,819	0.0550	N/A	N/A
Common stock warrants	2,000,000	0.0600	N/A	N/A
Common stock warrants	4,269,838	0.0625	N/A	N/A
Common stock warrants	571,429	0.0700	N/A	N/A
Common stock warrants	666,666	0.0900	N/A	N/A
Common stock warrants	416,667	0.1200	N/A	N/A
Common stock warrants	1,200,000	0.2500	N/A	N/A
Common stock warrants	833,333	0.2700	N/A	N/A
Common stock warrants	333,333	0.3000	N/A	N/A
Common stock warrants	153,846	0.3250	N/A	N/A
Common stock warrants	1,028,570	0.3500	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.4500	N/A	N/A
8% Convertible promissory notes	6,445,105	(1)	N/A	N/A
10% Convertible promissory notes	3,160,920	(1)	N/A	N/A
12% Convertible promissory notes	5,156,232	(1)	N/A	N/A
Total	45,970,314

(1)
The principal amount of convertible promissory notes outstanding at December 31, 2013, was $272,000. Under the convertible terms of these notes, the number of share of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading price of the common stock over a defined a number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of December 31, 2013.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

At December 31, 2012, the Company had 36,658,270 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	5,607,000	$0.0600	-	5,607,000
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	333,333	0.0450	N/A	N/A
Common stock warrants	400,000	0.0500	N/A	N/A
Common stock warrants	2,181,819	0.0550	N/A	N/A
Common stock warrants	2,000,000	0.0600	N/A	N/A
Common stock warrants	4,269,838	0.0625	N/A	N/A
Common stock warrants	571,429	0.0700	N/A	N/A
Common stock warrants	666,666	0.0900	N/A	N/A
Common stock warrants	416,667	0.1200	N/A	N/A
Common stock warrants	1,200,000	0.2500	N/A	N/A
Common stock warrants	833,333	0.2700	N/A	N/A
Common stock warrants	333,333	0.3000	N/A	N/A
Common stock warrants	153,846	0.3250	N/A	N/A
Common stock warrants	1,028,570	0.3500	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.4500	N/A	N/A
8% Convertible promissory notes	10,550,214	(1)	N/A	N/A
Total	36,658,270

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

For the years ended December 31, 2013 and 2012, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those years and the effect of including them in the calculation would have been anti-dilutive.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

In December 2013, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.042 per share were granted to Barry C. Kaye. These options become vested in December 2014 and expire in December 2028.

In June 2012, options to purchase 1,815,000, 3,125,000 and 667,000 shares of the Company’s common stock at an exercise price of $0.06 per share were granted to George J. Coates, Dr. Richard W. Evans and Dr. Frank J. Adipietro, respectively. These options became fully vested June 2013 and expire June 2027.

The estimated fair value of stock options granted during the years ended December 31, 2013 and 2012 was $4,000 and $358,000, respectively. The estimated fair value of 5,607,000 and 3,800,000 stock options which vested during the years ended December 31, 2013 and 2012 was $358,000 and $917,000, respectively. The estimated fair value of 100,000 nonvested stock options at December 31, 2013 was $4,000. Total compensation cost related to nonvested stock options at December 31, 2013 that has not been recognized was $4,000. This non-cash compensation expense will be recognized in the future over a remaining weighted average period of approximately 11 months.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

For the years ended December 31, 2013 and 2012, the Company recorded non-cash stock-based compensation expense amounting to $179,000 and $714,000, respectively, relating to stock option grants. For the years ended December 31, 2013 and 2012, $15,000 and $229,000, respectively, of this amount was allocated to research and development expenses and $164,000 and $485,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/12	0.25 -1.00	6,090,000	12	2,290,000	0.320	0.280
Stock options granted	0.060	5,607,000	15	-	0.060	0.060
Vested	0.240	-	14	1,800,000	0.240	0.240
Vested	0.250	-	14	2,000,000	0.250	0.240
Balance, 12/31/12	0.600 -1.000	11,697,000	12	6,090,000	0.194	0.180
Stock options granted	0.042	100,000	15	-	0.042	0.042
Vested	0.240	-	14	5,607,000	0.240	0.240
Balance, 12/31/13	0.042 – 1.000	11,797,000	12	11,697,000	0.193	0.179

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●
Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant for options granted in 2013 and 2012.

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

●	No expected dividends.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The following table sets forth information with respect to stock options outstanding at December 31, 2013:

Name	Title	Number of Shares of Common Stock Underlying Stock Options		Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000 50,000 275,000 1,800,000 1,815,000	(1) (1) (1) (1) (1)	$0.440 0.430 0.400 0.250 0.060	10/23/2021 11/4/2024 11/17/2025 7/25/2026 6/24/2027
Gregory Coates	Director and President, Technology Division	500,000 1,800,000	(1) (1)	0.440 0.240	10/23/2021 8/8/2026
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000 100,000	(1) (2)	0.440 0.042	10/18/2021 12/11/2028
Dr. Frank J. Adipietro	Non-employee Director	25,000 50,000 85,000 667,000	(1) (1) (1) (1)	0.440 0.430 0.400 0.060	3/28/2022 11/3/2024 11/17/2025 6/24/2027
Dr. Richard W. Evans	Non-employee Director and Secretary	25,000 50,000 200,000 3,125 000	(1) (1) (1) (1)	0.440 0.390 0.250 0.060	3/28/2022 12/27/2024 2/15/2026 6/20/2027
Dr. Michael J. Suchar	Non-employee Director	25,000	(1)	0.440	3/28/2022
Richard Whitworth	Non-employee Director	25,000	(1)	0.440	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	(1)	0.440	4/4/2022
Company Supplier	Company Supplier	30,000	(1)	1.000	10/7/2015

(1) These stock options are fully vested.

(2) These options will fully vest in December 2014.

21. INVESTMENT AGREEMENT WITH DUTCHESS OPPORTUNITY FUND II, L.P.

In June 2011, the Company entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Investment Agreement, Dutchess committed to purchase, in a series of purchase transactions (“Puts”) registered shares of the Company’s common stock over a period of up to thirty-six (36) months. In accordance with this agreement, 17,500,000 shares of the Company’s common stock were registered for resale Form S-1 with the SEC.

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) (x) the lesser of the value of the unsold registered shares under the equity line of credit based on the closing price of the common stock on the day prior to the Put Notice, or (y) five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put will be equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date (the “Pricing Period”). “Put Notice Date” is the trading day immediately following the day on which Dutchess receives a Put Notice from the Company. During the years ended December 31, 2013 and 2012, the Company sold 3,618,676 and 2,256,677 shares of its common stock, respectively, under this equity line of credit and received proceeds of $156,000 and $259,000, respectively.

In connection with the Investment Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Dutchess. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) which became effective in August 2011, covering 17,500,000 shares of the common stock underlying the Investment Agreement. The effectiveness of the registration statement temporarily lapsed in 2012 as it no longer contained current financial statements as required by SEC rules and regulations. In April 26, 2013, an amendment was filed with the SEC to provide the current financial statement information and the effectiveness of the registration statement was reinstated.

As of December 31, 2013, there remained 11,614,647 unsold registered shares of common stock in connection with this equity line of credit arrangement.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

22. PLACEMENT AGENCY AGREEMENT WITH STONEGATE SECURITIES, INC.

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

Upon closing of a Placement, the Company is required to issue to Stonegate restricted shares of common stock of the Company in an amount equal to two percent (2%) of the total number of shares of common stock sold, and/or in the event of a sale of convertible securities, the number of shares of common stock that would be potentially received upon a conversion of any convertible securities sold in the Placement.  The number of such shares to be issued would be reduced by 200,000 shares of common stock originally issued to Stonegate upon execution of this agreement.

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

Deferred tax assets increased by $834,000 and $1,470,000 for the years ended December 31, 2013 and 2012, respectively. These amounts were fully offset by a corresponding decrease in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at December 31, 2013 and 2012.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the years ended December 31, 2013 and 2012, there were no penalties or interest related to the Company’s income tax returns.

Total deferred tax assets and valuation allowances are as follows at December 31:

	2013	2012

Current deferred tax asset - inventory reserve	$195,000	$195,000

Non-Current Deferred Tax Assets:
Net operating loss carryforwards	6,201,000	5,774,000
Stock-based compensation expense	1,688,000	1,436,000
Accrued liabilities not paid	481,000	492,000
Deferred compensation not paid within 2.5 months	115,000	-
Accrued interest on notes to related parties	115,000	64,000
Total long-term deferred tax assets	8,600,000	7,766,000
Total deferred tax assets	8,795,000	7,961,000
Less: valuation allowance	(8,795,000)	(7,961,000)
Net deferred tax assets	$-	$-

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31 are as follows:

	2013	2012

Federal tax provision (benefit) at the statutory rate	34.0%	34.0%
State income tax provision (benefit), net of federal benefit	(2.7)	(2.7)
Net change in net operating loss carryforwards	(15.5)	(16.6)
Stock-based compensation expense	(9.1)	(15.6)
Accrued interest not deductible for tax return purposes	(6.0)	(1.2)
Deferred compensation not paid within 2.5 months	(4.2)	-
(Increase) Decrease in estimated fair value of embedded derivative liabilities	(3.1)	2.9
Provision for slow-moving and obsolete inventory	-	(2.1)
Accrued liabilities not deductible for tax return purposes	0.4	(1.1)
Officer’s life insurance	(0.2)	-
Total	(6.4)	(2.4)
Valuation allowance	6.4	2.4
Effective tax rate	0.0%	0.0%

At December 31, 2013, the Company had available, $16,677,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2032. At December 31, 2013, the Company had available $7,835,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2014 and 2033.

24. RELATED PARTY TRANSACTIONS

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the years ended December 31, 2013 and 2012 to related parties are discussed in detail in Note 15.

Issuances of common stock under anti-dilution arrangements to George J. Coates during the year ended December 31, 2012 are discussed in detail in Note 15.

Conversions of promissory notes to related parties converted into restricted shares of the Company’s common stock are discussed in detail in Note 12.

Issuances of Promissory Notes

Issuances of promissory notes to related parties during the years ended December 31, 2013 and 2012 to related parties are discussed in detail in Note 12.

The promissory notes to related parties are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

At December 31, 2013, interest accrued but not paid on outstanding promissory notes to related parties, aggregated $230,000.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Stock Options Granted

Stock options granted to related parties during the years ended December 31, 2013 and 2012 are discussed in detail in Note 20.

Issuance of Preferred Stock to George J. Coates

Shares of Series A Preferred Stock awarded to George J. Coates during the year ended December 31, 2013 is discussed in detail in Note 15.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory Coates and Bernadette Coates, exclusive of stock-based compensation for restricted shares of common stock awarded to George J. Coates and non-cash, stock-based compensation for employee stock options granted to George J. Coates and Gregory Coates, for the years ended December 31, 2013 and 2012, is summarized as follows:

	2013	2012
George J. Coates (a)(b)(c)(d)(e)(f)(g)	$29,000	$277,000
Gregory Coates (a)(h)	169,000	173,000
Bernadette Coates (i)	15,000	77,000

(a)	Includes compensation paid in 2012 for vacation earned but not taken.
(b)
For the year ended December 31, 2013, George J. Coates earned additional base compensation of $231,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at December 31, 2013.

(c)
During the year ended December 31, 2013, George J. Coates was awarded 14,142,085 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $430,000 which was charged to stock-based compensation expense for the the year ended December 31, 2013. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status.

(d)
In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock-based compensation expense during the years ended December 31, 2012 and 2011, respectively. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, but unissued status.

(e)
During the year ended December 31, 2013, George J. Coates was awarded 68,590 unregistered shares of the Company’s Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares was $170,000.

(f)
Excludes compensation in 2012 consisting of 20,275,046 restricted shares of common stock awarded to George J. Coates pursuant to an anti-dilution arrangement in effect during the year ended December 31, 2012. Of this amount, 18,593,313 shares of common stock were initially issued throughout 2012. In December 2012, these shares were cancelled and restored to unissued status. The entire 20,275,046 shares of common stock awarded in 2012 were then reissued in January 2013. The estimated fair value of these shares was $1,674,000, which amount is included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2012.

(g)
Excluded from the amounts reported above for 2012 are 1,815,000 stock options with an exercise price of $0.06 per share. The estimated fair value of these stock options on the date of grant was $116,000.

(h)	During the year ended December 31, 2012, the Company recorded stock-based compensation expense amounting to $252,000 in connection with employee stock options granted to Gregory Coates in 2011.
(i)
For the year ended December 31, 2013, Bernadette Coates earned additional base compensation of $57,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at December 31, 2013.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

During the year ended December 31, 2013 and 2012, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $40,000 and $67,000, respectively. For the year ended December 31, 2013, Mr. Kaye earned compensation of $120,000 which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2013.

25. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2013:

		Due Within
	Total	2014	2015	2016
Mortgage loan payable	$1,513,000	$1,513,000	$-	$-
Promissory notes to related parties	603,000	603,000	-	-
Convertible promissory notes	272,000	272,000	-	-
Finance lease obligation	144,000	50,000	72,000	22,000
Settlement of litigation	85,000	75,000	10,000	-
10% promissory note	10,000	10,000	-	-
Total	$2,627,000	$2,523,000	$82,000	$22,000

Total non-cash compensation cost related to nonvested stock options at December 31, 2013 that has not been recognized was $4,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 11 months.

26. LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserted that the Company was liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013 and the 15th day of March 2014, June 2014, September 2014 and February 2015, respectively. The parties also executed mutual releases. The remaining unpaid balance of the settlement of $85,000 is included in accounts payable and accrued liabilities on the accompanying balance sheet at December, 2013. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased up to $200,000.

The Company is not a party to any other litigation that is material to its business.

27. RECENTLY ISSUED ACCOUNTING STANDARD

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under applicable tax law or if the company does not intend to use the tax benefit towards the settlement of a disallowed tax position, if any.

This standard will become effective for interim periods and fiscal years beginning on or after December 15, 2013. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

28. SUBSEQUENT EVENTS

Private Sales of Shares of Common Stock and Common Stock Warrants

Subsequent to year end, the Company issued 7,339,286 unregistered, restricted shares of common stock, 6,625,000 common stock warrants to purchase one share of restricted common stock at a price per share of $0.04 and 714,286 common stock warrants to purchase one share of restricted common stock at a price per share of $0.035 to the son of Dr. Richard W. Evans, a director in consideration for $290,000. This transaction was a private sale of unregistered, restricted securities.

Issuance of Convertible Note

Subsequent to year-end, the Company entered into an agreement whereby it is permitted to issue in a series of tranches up to $100,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one year anniversary of the notes. In January 2014, the Company issued a $35,000 principle amount convertible promissory note under this arrangement and received cash proceeds of $33,333. The arrangement provides for a 5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. The promissory note may be prepaid at any time within the first 180 days with a 30% prepayment penalty. The lender may convert the promissory notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.05 per share or 70% of the lowest trade price of the common stock during the 20 consecutive trading days prior to the date of conversion. The Company has reserved 6.5 million shares of its unissued common stock for potential conversion of the convertible note.

Conversion of Convertible Promissory Notes

Subsequent to year-end, $55,000 principal amount of the 8% convertible promissory notes, including accrued interest thereon was converted by the holder into 2,059,138, unregistered shares of the Company’s common stock.

Subsequent to year-end, $58,000 principal amount of the 12% convertible promissory notes, including accrued interest thereon was converted by the holder into 3,050,000, unregistered shares of the Company’s common stock.

Shares of Common Stock Sold to Dutchess Opportunity Fund II, LP

Subsequent to year-end, the Company sold 2,561,713 registered shares of its common stock to Dutchess under an equity line of credit and received cash of $102,000 which was used for working capital purposes.

Issuance of Anti-dilution shares to George J. Coates

Subsequent to year end, the Company issued 20,708 shares of Series A Preferred Stock to Mr. Coates representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $52,000.

Partial Repayment of 17% Promissory Notes Issued to Related Parties

Subsequent to year-end, Company partially repaid 17% promissory notes due to George J. Coates and Bernadette Coates amounting $35,000 and $15,000, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Deferred Compensation

As of March 26, 2014, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $58,000, $10,000 and $16,000, respectively, bringing their total deferred compensation to $288,000, $130,000 and $72,000, respectively.

Designation of Series B Convertible Preferred Stock

In February 2014, the board of directors designated 1,000,000 shares of authorized shares of preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share. The Series B Convertible Preferred Stock does not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into One Thousand restricted shares of the Corporation’s common stock. Holders of the Series B Preferred Stock are entitled to one thousand votes per share of Series B Preferred Stock held on all matters brought before the shareholders for a vote.

In the event that either (i) the Company enters into an underwriting agreement for a secondary public offering of securities, or (ii) a change in control of the Company is consummated representing 50% more of the then outstanding shares of Company’s common stock, plus the number of shares of common stock into which any convertible preferred stock is convertible, regardless of whether or not such shares are otherwise eligible for conversion, then the Series B Preferred Stock may be immediately converted at the option of the holder into one thousand restricted shares of the Company’s common stock.

As of March 26, 2014, there were no shares of Series B Preferred Stock issued or outstanding.