Form 10-Q
period 2014-03-31
COATES INTERNATIONAL LTD \DE\
filed 2014-05-14
CIK 948426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-33155 COATES INTERNATIONAL, LTD. (Exact name of registrant as specified in its charter)

Delaware	22-2925432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Highway 34, Wall Township, New Jersey 07719
(Address of principal executive offices) (Zip Code)

(732) 449-7717
(Registrant's telephone number, including area code)

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

Yes ☐ No ☒

As of May 9, 2014, the Registrant had 385,431,636 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2014

		Page
PART 1 -	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	3
	Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Financial Statements	6-26
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II -	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34-35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	36
Item 6.	Exhibits	36

SIGNATURES		37

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.
Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$28,527	$49,274
Inventory, net	111,752	111,752
Deferred offering costs and other assets	10,559	12,423
Total Current Assets	150,838	173,449
Property, plant and equipment, net	2,164,095	2,179,646
Deferred licensing costs, net	49,945	51,016
Total Assets	$2,364,878	$2,404,111

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,206,428	$2,263,947
Mortgage loan payable	1,498,284	1,513,284
Promissory notes to related parties	558,138	603,138
Deferred compensation payable	366,974	287,664
Derivative liability related to convertible promissory notes	254,263	366,590
Convertible promissory notes	135,062	125,018
Current portion of finance lease obligation	47,394	43,311
Current portion of license deposits	19,200	19,200
Unearned revenue	19,124	19,124
10% convertible note	10,000	10,000
Total Current Liabilities	5,114,867	5,251,276
Non-current portion of finance lease obligation	67,958	81,452
Non-current portion of license deposits	298,200	303,000
Total Liabilities	5,481,025	5,635,728

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 162,181 and 141,473 shares of Series A Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013, respectively	162	141
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 342,759,313 and 327,749,176 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	34,276	32,775
Additional paid-in capital	31,337,945	30,712,778
Accumulated deficit	(34,488,530)	(33,977,311)
Total Stockholders' Deficiency	(3,116,147)	(3,231,617)
Total Liabilities and Stockholders' Deficiency	$2,364,878	$2,404,111

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
For the Three Months Ended March 31 (Unaudited)

	2014	2013

Sublicensing fee revenue	$4,800	$4,800
Total Revenues	4,800	4,800
Expenses:
Research and development costs	114,170	-
General and administrative expenses	265,085	623,612
Depreciation and amortization	16,621	16,621
Total Expenses	395,876	640,233
Loss from Operations	(391,076)	(635,433)
Other Income (Expense):
Decrease (increase) in estimated fair value of embedded derivative liabilities	117,016	(70,414)
Loss on conversion of convertible notes	(36,624)	-
Interest expense	(200,535)	(100,001)
Loss Before Income Taxes	(511,219)	(805,848)
Provision for income taxes	-	-
Net Loss	$(511,219)	$(805,848)

Basic net loss per share	$(0.00)	$(0.00)
Basic weighted average shares outstanding	336,256,678	328,516,041
Diluted net loss per share	$(0.00)	$(0.00)
Diluted weighted average shares outstanding	336,256,678	328,516,041

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, (Unaudited)

	2014	2013

Net Cash (Used in) Operating Activities	$(377,394)	$(188,601)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants to related party	290,000	35,000
Issuance of common stock under equity line of credit	104,138	3,041
Issuance of convertible promissory notes	33,333	67,000
Issuance of promissory notes to related parties	-	125,329
Repayment of promissory notes to related party	(45,000)	(23,000)
Repayment of mortgage loan	(15,000)	(15,000)
Payments of finance lease obligation	(10,824)	-
Net Cash Provided by Financing Activities	356,647	192,370
Net Increasee (Decrease) in Cash	(20,747)	3,769
Cash, beginning of period	49,274	13,303
Cash, end of period	$28,527	$17,072

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$41,394	$29,452

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$112,810	$92,200
Deferred compensation payable paid with common stock	-	1,761,175
	$112,810	$1,853,375

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Notes to Financial Statements
March 31, 2014
(All amounts rounded to thousands of dollars)
(Unaudited)

1.	THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the “Company”, or “CIL”), is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Coates International, Ltd. operates in Wall Township, New Jersey.

The Company has acquired the exclusive licensing rights for the Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates and his son, Gregory Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

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

Management believes that internal combustion engines incorporating the CSRV® system technology can deliver better fuel efficiency, reduced harmful emissions, longer intervals between engine servicing and longer engine life than conventional internal combustion engines.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates, President and Chief Executive Officer, has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power the Company’s patented CSRV® engines. Mr. Coates is continuing with research and development of the next application of this technology in an attempt to power larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and are designed to operate relatively trouble-free on various alternative fuels, which would also include Hydroxy-Gas. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. At this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor. Accordingly, the Company does not have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”, or “CIL”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations of ($34,489,000), primarily in connection with research and development activities; and, as of March 31, 2014 had a stockholders’ deficiency of ($3,116,000). The Company will be required to renegotiate the terms of an extension of a $1,498,000 mortgage loan which matures in July 2014, or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company become unable to continue as a going concern.

Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to carry out the Company’s activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities. The Company continues to actively undertake efforts to secure new sources of working capital. At March 31, 2014, the Company had negative working capital of ($4,964,000) compared with negative working capital of ($5,078,000) at December 31, 2013.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

Majority-Owned Subsidiary

CIL is currently the majority shareholder of Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets.

For the three months ended March 31, 2013, the financial statements of CIL were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd. (“Coates Oklahoma”). In May 2013, Coates Oklahoma was shuttered and has since been formally dissolved. There were no outstanding obligations or expenses in dissolving this company.

Reclassifications

Certain amounts included in the accompanying financial statements for the three months ended March 31, 2013 have been reclassified in order to make them comparable to the amounts presented for the three months ended March 31, 2014.

2.	ACCOUNTING POLICIES

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the three-month periods ended March 31, 2014 and 2013. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

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

The Company’s operations are devoted to the development, application and marketing of the CSRV® system technology which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder. Development efforts have been conducted continuously during this time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued with respect to the CSRV® system technology. Since inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates.  The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material, adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

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

At March 31, 2014, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $50,000. Amortization expense for the three months ended March 31, 2014 and 2013 amounted to $1,000 and $1,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At March 31, 2014, the remaining balance of the Release Payment due to the Company was $5,847,000.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the Escrow Agreement, with the following modifications:

●
The Release Payment Date, as defined in the Escrow Agreement had been extended to March 19, 2014. In order to compensate for the delay caused by the delay in our ability to deliver Gen Sets, the Release Payment due date will be reset as appropriate, once the Company commences its production phase of operations. Provided that Almont remits this entire unpaid balance to the Company of the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

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

●	Sublicensee is required to pay a royalty to the Company equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).
●	All licensed rights under this license agreement related to the CSRV® system technology will remain with the Company.

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, is based on its projected assessment of the marketplace demand for industrial generators and projects Gen Set purchases of up to 11,000 CSRV® Units per year over the first 5 years. The Company would not be able to accommodate that demand until it ramps up its production capacity, which would likely require several years, once it enters into large scale production. Almont intends to issue standard purchase orders, issued based on market and customer demand. The Company is unable to confirm any orders until it has sufficient working capital in place to manufacture generators on a larger scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

6.	INVENTORY

Inventory was comprised of the following:

	March 31, 2014	December 31, 2013

Raw materials	$440,000	$440,000
Work-in-process	59,000	59,000
Finished goods	-	-
Reserve for obsolescence	(387,000)	(387,000)
Total	$112,000	$112,000

7.	LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. This sublicense deposit is being recognized as revenue on a straight-line basis over the remaining life of the last CSRV® technology patent in force through 2027. Sublicensing fee revenue for the three months ended March 31, 2014 and 2013 amounted to $5,000 and $5,000, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	March 31, 2014	December 31, 2013

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(815,000)	(799,000)
Total	$2,164,000	$2,180,000

Depreciation expense for the three months ended March 31, 2014 and 2013 was $16,000 and $16,000, respectively.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013

Legal and professional fees	$1,391,000	$1,388,000
General and administrative expenses	343,000	301,000
Accrued interest expense	297,000	264,000
Research and development costs	115,000	115,000
Accrued compensation	60,000	196,000
Total	$2,206,000	$2,264,000

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

10.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2014. Interest expense for the three months ended March 31, 2014 and 2013 on this mortgage amounted to $28,000 and $30,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at March 31, 2014 was $1,498,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so, could adversely affect the Company’s financial position and results of operations.

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

11.	FINANCE LEASE OBLIGATION

In August 2013, the Company entered into a sale/leaseback financing arrangement with Paradigm Commercial Capital Group Corp. (“Paradigm”) pursuant to which it sold its research and development and manufacturing equipment in consideration for net cash proceeds of $133,000. These cash proceeds were net of a deposit on the lease of $15,000 and transaction costs of $5,000. Under this arrangement, the Company is leasing back the equipment over a 24-month period, with an option to extend the lease for an additional six months. The fixed recurring monthly lease payment amount is $8,000. If the Company does not exercise the six-month extension option, then the parties will negotiate a repurchase price to be paid by the Company for the equipment. If the Company does exercise its option to extend, then ownership of the equipment will automatically revert back to the Company at the end of the option period. The effective interest rate on this lease is 36.6%.

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

For the three months ended March 31, 2014, the interest expense on this lease amounted to $14,000 which is included in interest expense in the accompanying statements of operations.

12.	PROMISSORY NOTES TO RELATED PARTIES

During the three months ended March 31, 2014 and 2013, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $-0- and $82,000, respectively, and repaid promissory notes in the aggregate principal amount of $30,000 and 17,000, respectively, bringing the outstanding principal balance at March 31, 2014 to $450,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

During the three months ended March 31, 2014 and 2013, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $-0- and $43,000, respectively, and repaid promissory notes in the aggregate principal amount of $15,000 and $7,000, respectively, bringing the outstanding balance at March 31, 2014 to $108,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

For the three months ended March 31, 2014 and 2013, aggregate interest expense on all promissory notes to related parties amounted to $40,000 and $30,000, respectively. Unpaid accrued interest on these promissory notes amounting to $270,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2014.

13.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITIES

From time to time, the Company issues convertible promissory notes. The net proceeds from these transactions are used for general working capital purposes. The notes may be converted into shares of the Company’s common stock at a defined discount from the trading price of the common stock on the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into unregistered shares of common stock is permitted. The holder of the unregistered shares of common stock can generally sell the conversion shares immediately by relying on an exemption from registration under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the conversion formula meets the conditions that require accounting for them as derivative liability instruments.

8% Convertible Promissory Notes

At March 31, 2014, there were two 8% convertible promissory notes with a conversion rate of 61%, outstanding (the “8% Notes”) in the principal amounts of $47,000 and $33,000 which mature in July 2014 and August 2014, respectively, if not converted prior thereto. The 8% Notes may be converted into unregistered shares of the Company’s common stock, par value $0.0001 per share, at the conversion price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The conversion price shall be equal to 61% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the common stock during the 10 trading day period prior to the date of conversion. These notes may be prepaid during the six months the notes are outstanding by paying 130% during the first 60 days, increasing in 5% increments each month to a maximum of 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

In a series of transactions during the three months ended March 31, 2014, an 8% convertible promissory note with an aggregate principal balance, including accrued interest of $55,000 was converted into 2,059,138 unregistered shares of common stock.

The Company has reserved 46,750,000 shares of its unissued common stock for potential conversion of these 8% Notes.

10% Convertible Promissory Notes

The Company has entered into two agreements with different investors, whereby, under each agreement, it is permitted to issue two $28,000 tranches of convertible promissory notes which bear interest at 10% per annum and mature on the one-year anniversary date of the funding (“10% Notes”). At March 31, 2014, there was one $28,000 convertible note outstanding under each agreement. These notes mature in December 2014, if not converted prior thereto. The convertible notes provide for a 5% original issue discount on the principal amount of each tranche, which was netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding. The holder may convert the 10% Notes into restricted shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to 58% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock over the 18 trading day period ending on the date of conversion. The Company has reserved 7.8 million shares of its unissued common stock for potential conversion of these two 10% convertible notes.

12% Convertible Promissory Notes with a 60% Conversion Rate

The Company has also entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding (“12% Notes”). At March 31, 2014, there were two 12% Notes with an outstanding balance totaling $37,000, which mature in August 2014 and September 2014, respectively, if not converted prior thereto. The arrangement provides for an approximately 10.5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding, upon which the interest for the outstanding period will be forgiven. The holder may convert the 12% Notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trade price of the Company’s common stock in the 25 trading day period prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of this 12% Note agreement.

During the three months ended March 31, 2014, 12% convertible promissory notes with a 60% conversion rate, having a principal balance of $58,000, including accrued interest, were converted into 3,050,000 unregistered shares of common stock. At March 31, 2014, the unused portion of this convertible note facility was $184,000.

12% Convertible Promissory Notes with a 70% Conversion Rate

In January 2014, the Company has entered into an agreement whereby it is permitted to issue in a series of tranches up to $100,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding, if not converted prior thereto. The initial funding upon closing of this facility was in the amount of $33,333, net of 5% original issue discount. The convertible note, including accrued interest thereon, may be prepaid during the first six months after funding, along with a 30% prepayment penalty. The holder may convert the notes into restricted shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.05 per share, or 70% of the lowest trading price of the Company’s common stock in the 20 trading day period prior to the date of conversion. The Company has reserved 6.5 million shares of its unissued common stock for potential conversion of this convertible note agreement. At March 31, 2014, the unused portion of this convertible note facility was $65,000.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the convertible notes is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to convertible notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included the average of the quoted daily yield curve rates on six-month and one-year treasury securities and the calculated 12-month historical volatility rate on the Company’s common stock.

The embedded derivative liability arises because, based on historical trading patterns of the Company’s stock, the formula for determining the defined conversion rate is expected to result in a different conversion rate than the closing price of the stock on the actual date of conversion (hereinafter referred to as the “Variable Conversion Rate Differential”). The estimated fair values of the derivative liabilities have been calculated based on a Black-Scholes option pricing model.

The following table presents the details of the outstanding convertible notes at March 31, 2014 and December 31, 2013, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

	Principal Amount				Unamortized Discount		Embedded Derivative Liability
Date Issued	March 31, 2014	December 31, 2013	Nominal Interest Rate	Effective Interest Rate(1)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

1/21/14	$35,000	N/A	12%	147%	$26,000	N/A	41,000	N/A
12/11/13	28,000	$28,000	10%	134%	11,000	$22,000	37,000	$43,000
12/10/13	28,000	28,000	12%	117%	9,000	19,000	44,000	45,000
12/9/13	28,000	28,000	10%	134%	11,000	22,000	37,000	43,000
11/27/13	32,000	32,000	8%	133%	11,000	25,000	33,000	33,000
10/11/13	47,000	47,000	8%	147%	4,000	31,000	49,000	48,000
8/14/13	9,000	28,000	12%	147%	-	14,000	13,000	45,000
8/8/13	-	53,000	8%	147%	-	14,000	-	53,000
6/4/13	-	28,000	12%	92%	-	-	-	45,000
3/21/13	-	-	12%	76%	-	-	-	12,000
	$207,000	$272,000			$72,000	$147,000	$254,000	$367,000

(1) The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Other income (expense) resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to $80,000 and ($70,000) for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in the accompanying statements of operations as Decrease (increase) in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the three months ended March 31, 2014 and 2013 amounted to $111,000 and $38,000, respectively.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act, Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Securities Act, as applicable.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

14.	10% CONVERTIBLE NOTE TO RELATED PARTY

The 10% Convertible Note, which is held by Dr. Michael J. Suchar, director, is convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate that is determined by dividing the principal amount of the note being converted by $0.45. This convertible note is payable on demand. Interest shall accrue at the rate of 10% per annum and shall be payable at the time of repayment of principal. All interest shall be forfeited upon conversion, in which case the holder would be entitled to dividends declared, if any, on the Company’s common stock during the time the convertible note was outstanding. The Company has reserved 22,222 shares of its common stock for conversion of this note. At March 31, 2014, accrued interest on this convertible note amounted to $7,000.

15.	UNEARNED REVENUE

The Company has a remaining balance of a non-refundable deposit of $19,000 received from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator, which is included in unearned revenue in the accompanying balance sheets at March 31, 2014 and December 31, 2013.

16.	CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations and commitments at March 31, 2014:

		Due Within
	Total	2014	2015	2016
Mortgage loan payable	$1,498,000	$1,498,000	$-	$-
Promissory notes to related parties	558,000	558,000	-	-
Convertible promissory notes	208,000	173,000	35,000	-
Finance lease obligation	133,000	39,000	72,000	22,000
Settlement of litigation	60,000	50,000	10,000	-
10% promissory note	10,000	10,000	-	-
Total	$2,467,000	$2,328,000	$117,000	$22,000

Total non-cash compensation cost related to nonvested stock options at March 31, 2014 that has not been recognized was $3,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 8 months.

17.	CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTCQB; an OTC market tier for companies that report to the SEC. Investors can find quotes and market information for the Company at www.otcmarkets.com under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share.

Pursuant to anti-dilution provisions which became effective in January 2012, Mr. Coates was awarded one share of restricted common stock for each new share of stock issued to any individual or entity that was not a member of, or controlled by, the Coates Family. On August 30, 2013, these anti-dilution provisions were canceled and Mr. Coates voluntarily returned all shares of common stock awarded to him under these provisions.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

The following common stock transactions occurred during the three months ended March 31, 2014:

●
In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 7,339,286 unregistered shares of its common stock and 7,339,286 common stock warrants to purchase one share of common stock at an exercise prices ranging from $0.035 to of $0.04 per share in consideration for $290,000 received from the son of Richard W. Evans, a director.

●	In a series of transactions, the Company issued 2,561,713 registered shares of its common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $104,000.
●
The Company issued a 12% convertible promissory note and received cash proceeds of $35,000. The lender may convert the promissory note into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to 70% of the lowest trading price of the common stock in the 20 trading day period ending on the date of conversion.

●	An 8% convertible promissory note with an aggregate principal balance of $55,000, including accrued interest was converted into 2,059,138 unregistered shares of common stock.
●
In a series of transactions, 12% convertible promissory notes with an aggregate principal balance of $58,000, including accrued interest were converted into 3,050,000 unregistered shares of common stock.

The following common stock transactions occurred during the three months ended March 31, 2013:

●
In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 999,999 unregistered shares of its common stock and 2,000,001 common stock warrants to purchase one share of its common stock at an exercise price of $0.035 per share in consideration for $35,000 received from the son of Richard W. Evans, a director.

●
In connection with an agreement to issue up to $335,000 convertible promissory notes, in March 2013, the Company issued a $67,000 principal amount convertible promissory note and received cash proceeds of $60,000.

●
In a series of transactions during 2013, 8% convertible promissory notes with an aggregate principal balance of $88,000, plus accrued interest of $4,000 were converted into 5,705,447 unregistered shares of common stock.

●
In a series of transactions, the Company issued 6,705,446 unregistered shares of its common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $203,000. In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively. All of the shares issued to George J. Coates during the three months ended March 31, 2013 were subsequently voluntarily returned to the Company and restored to authorized, unissued status in August 2013.

At March 31, 2014, the Company had reserved 134,597,343 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

•
Series A Preferred Stock, 1,000,000 designated, 162,181 and 141,473 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively. Series A Preferred Stock entitles the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A Preferred Stock are owned by George. J. Coates.

•
Series B Preferred Stock, 1,000,000 designated in January 2014, no shares issued and outstanding as of March 31, 2014. The Series B Convertible Preferred Stock does not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into One Thousand restricted shares of the Corporation's common stock. Holders of the Series B Preferred Stock are entitled to one thousand votes per share of Series B Preferred Stock held on all matters brought before the shareholders for a vote.

 In the event that either (i) the Company enters into an underwriting agreement for a secondary public offering of securities, or (ii) a change in control of the Company is consummated representing 50% more of the then outstanding shares of Company's common stock, plus the number of shares of common stock into which any convertible preferred stock is convertible, regardless of whether or not such shares are otherwise eligible for conversion, then the Series B Preferred Stock may be immediately converted at the option of the holder into one thousand restricted shares of the Company's common stock.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

In order to enable the Company to raise needed working capital, an anti-dilution arrangement was established which authorized the issuance of shares of Series A Preferred Stock to George J. Coates to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock, provided, however, that no anti-dilution protection shall be available in connection with public offerings of the Company’s securities.

During the three months ended March 31, 2014, 20,708 shares of Series A Preferred Stock were granted and issued to George J. Coates pursuant to this anti-dilution agreement, resulting in the right to 207,080,000 aggregate additional votes. No shares of Series A Preferred Stock were granted or issued during the three months ended March 31, 2013. At March 31, 2014, Mr. Coates held 162,181 shares of Series A Preferred Stock which entitles him to 1,621,810,000 votes in addition to his voting rights from the shares of common stock he holds.

Each issuance of shares of Series A Preferred Stock to George J. Coates did not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

In 2010, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. Based on this estimated valuation, the aggregate estimated fair value of the Series A Preferred Stock issued to Mr. Coates during the three months ended March 31, 2014 amounted to $52,000. This amount, which did not require any outlay of cash, was recorded as stock-based compensation expense in the accompanying statement of operations for the three months ended March 31, 2014.

18.	INVESTMENT AGREEMENT WITH DUTCHESS OPPORTUNITY FUND II, LP

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

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) the lesser of the market value of the remaining unsold registered shares or five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put will be equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the five day trading period beginning on the effective date of the Put.

In connection with the Investment Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”), covering 17,500,000 shares of the common stock underlying the Investment Agreement. In addition, during the term of the Investment Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

During the three months ended March 31, 2014 and 2013, the Company sold 2,561,713 and 86,128 registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $104,000 and $3,000, respectively, which were used for general working capital purposes. There were no offering costs related to the sales of these shares. At March 31, 2014, there remained 8,927,934 registered shares underlying the Investment Agreement.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

19.	LOSS PER SHARE

For the three months ended March 31, 2014 and 2013, diluted net loss per share was based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock because the Company incurred a net loss in those periods and the effect of including any of the potentially dilutive shares of common stock in the calculation would have been anti-dilutive.

The following presents the potentially issuable shares of common stock upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	100,000	$0.0420	-	100,000
Common stock options	5,607,000	0.0600	5,607,000	-
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	500,000	0.0200	N/A	N/A
Common stock warrants	666,667	0.0225	N/A	N/A
Common stock warrants	1,000,000	0.0250	N/A	N/A
Common stock warrants	333,333	0.0300	N/A	N/A
Common stock warrants	2,714,287	0.0350	N/A	N/A
Common stock warrants	7,125,000	0.0400	N/A	N/A
Common stock warrants	333,333	0.0450	N/A	N/A
Common stock warrants	400,000	0.0500	N/A	N/A
Common stock warrants	2,181,819	0.0550	N/A	N/A
Common stock warrants	2,000,000	0.0600	N/A	N/A
Common stock warrants	4,269,838	0.0625	N/A	N/A
Common stock warrants	571,429	0.0700	N/A	N/A
Common stock warrants	666,666	0.0900	N/A	N/A
Common stock warrants	416,667	0.1200	N/A	N/A
Common stock warrants	1,200,000	0.2500	N/A	N/A
Common stock warrants	833,333	0.2700	N/A	N/A
Common stock warrants	333,333	0.3000	N/A	N/A
Common stock warrants	153,846	0.3250	N/A	N/A
Common stock warrants	1,028,570	0.3500	N/A	N/A
$10,000, 10% Convertible promissory note	22,222	0.4500	N/A	N/A
8% Convertible promissory notes with 61% conversion discount	3,561,164	(1)	N/A	N/A
8% Convertible promissory notes with 70% conversion discount	1,382,896	(1)	N/A	N/A
10% Convertible promissory notes	2,817,427	(1)	N/A	N/A
12% Convertible promissory notes	2,221,904	(1)	N/A	N/A
Total	48,530,734

(1)
The principal amount of convertible promissory notes outstanding at March 31, 2014 was $207,000. Under the convertible terms of these notes, the number of shares of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading price of the common stock over a defined number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of March 31, 2014.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

20.	SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended March 31, 2014 and 2013 amounted to $5,000 and 5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV® technology patent in force at that date.

21.	STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan. At March 31, 2014, there remained 703,000 shares of common stock available for stock options or awards under the Stock Plan.

The Stock Plan is administered by the board and the Compensation Committee.  Subject to the provisions of the Stock Plan, the board and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock, or by any other method approved by the board or Compensation Committee.  Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

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

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

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

During the three months ended March 31, 2014 and 2013, no employee stock options were granted and no stock options became vested. There were 100,000 unvested stock options with an exercise price of $0.042 per share outstanding at March 31, 2014.

During the three months ended March 31, 2014 and 2013, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $1,000 and $90,000, respectively, which is included in general and administrative expenses in the accompanying statements of operations.

Details of the common stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 3/31/14	$0.06 -1.00	11,797,000	14	11,697,000	$0.019	$0.180

No stock options were exercised, forfeited or expired during the three months ended March 31, 2014 and 2013.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model, which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139-325%
●	Risk-free interest rate	0.21%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00%

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

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

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

Deferred tax assets increased by $59,000 and $255,000 for the three months ended March 31, 2014 and 2013, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during the periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2014 and 2013.  Based on the management's evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  Management's evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2014 and 2013, there were no penalties or interest related to the Company’s income tax returns.

23.	RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of base compensation and benefits earned by George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Three Months Ended March 31,
	2014	2013
George J. Coates (a), (b), (c), (d), (e)	$4,000	$29,000
Gregory Coates	44,000	45,000
Bernadette Coates (f)	1,000	13,000

(a)
For the three months ended March 31, 2014 and 2013, George J. Coates earned additional base compensation of $63,000 and $43,000, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at March 31, 2014 and 2013, respectively.

(b)
For the three months ended March 31, 2014, George J. Coates was awarded 20,708 shares of Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2014. The estimated fair market value of these shares amounted to $52,000.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

(c)
George J. Coates was awarded 6,705,446 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued in 2013. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.

(d)
In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.

(e)
During the three months ended March 31, 2013, the Company recorded stock-based compensation expense amounting to $29,000 in connection with employee stock options granted to George J. Coates during 2012.

(f)
For the three months ended March 31, 2014 and 2013, Bernadette Coates earned additional base compensation of $17,000 and $6,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at March 31, 2014 and 2013, respectively.

Promissory Notes to Related Parties

The Company issued promissory notes to related parties during the three months ended March 31, 2013 and repaid certain of the promissory notes during the three months ended March 31, 2014 and 2013. These transactions are discussed in detail in Note 12. The promissory notes to related parties are payable on demand and bear interest at the rate of 17% per annum, compounded monthly.

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the three months ended March 31, 2014 and 2013 are discussed in detail in Note 17.

These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Other

During the three months ended March 31, 2014 and 2013, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $30,000 and $-0-, respectively. For the three months ended March 31, 2014 and 2013, Mr. Kaye earned compensation of $42,000 and $29,000. Commencing in the fourth quarter of 2012, the Company began deferring payment of Mr. Kaye’s compensation in order to preserve its working capital. As additional working capital is made available, a portion of this deferred compensation is being paid to Mr. Kaye. At March 31, 2014 and 2013, the remaining deferred balance of his compensation amounted to $132,000 and $71,000, respectively. These amounts are included in accounts payable and accrued liabilities in the accompanying balance sheets at March 31, 2014 and 2013, respectively.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

24.	LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserted that the Company was liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013 and the 15th day of March 2014, June 2014, September 2014 and February 2015, respectively. The parties also executed mutual releases. The remaining unpaid balance of the settlement of $60,000 is included in accounts payable and accrued liabilities on the accompanying balance sheet at March 31, 2014. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased up to $200,000.

The Company is not a party to any other litigation that is material to its business.

25.	RECENTLY ISSUED ACCOUNTING STANDARD

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under applicable tax law or if the company does not intend to use the tax benefit towards the settlement of a disallowed tax position, if any. Adoption of this standard did not have a material effect on the Company’s financial statements.

26.	SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2014:

Stock-based Common Stock Award to George J. Coates

On April 28, 2014, pursuant to a board resolution, $950,000 of additional paid-in capital was converted into a non-interest bearing promissory note due to George J. Coates. Initially, this conversion was characterized as repayment to Mr. Coates of cash outlays from his own personal funds to acquire the Company's headquarters, research and development and warehouse facility. Mr. Coates contributed this property to the Company and did not receive any consideration for this contribution.

On April 29, 2014, Mr. Coates and the Company mutually agreed to convert this $950,000 promissory note together with $50,000 principal amount of 17% promissory notes due to Mr. Coates into shares of common stock of the Company at the closing price per share of $0.0252 per share on April 29, 2014. As a result, 39,682,540 shares of common stock were issued to Mr. Coates.

After due consideration, on May 13, 2014, pursuant to a board resolution and the mutual agreement of the Company and Mr. Coates  the treatment of this transaction was revised to reflect it as a payment due to Mr. Coates to cover his losses in relation to the transfer of title to the headquarters, research and development and warehouse facility to the Company. The Company has also agreed to be responsible for any of Mr. Coates' incremental personal income taxes attributable to this transaction. As a result of this transaction, the Company recorded stock-based compensation expense of $1,425,000, which includes the estimated liability for Mr. Coates' income taxes. Although the estimated lost benefits of ownership to Mr. Coates exceeded the value of the award, including the income taxes to be paid by the Company, the parties mutually agreed not to increase the award amount and Mr. Coates did not request that any interest be paid to him. The net effect on the Company's balance sheet of this stock-based common stock award and the conversion of $50,000 principal amount of 17% promissory notes due to Mr. Coates was to increase current liabilities by $425,000 and increase the stockholders' deficiency by $425,000.

Conversion of Paid-in Capital to a Non-interest Bearing Promissory Note to Gregory Coates

On April 28, 2014, the board of directors authorized the conversion of $1,462,000 of paid-in capital originally contributed to the Company by Gregory G. Coates into a non-interest bearing promissory note, payable on demand. During the period from August 21, 1995 to February 14, 1996, Gregory G. Coates made cash outlays from his own personal funds in a series of payments on behalf of the Company, in an amount which aggregated $1,462,000 to provide needed working capital to the Company in order for it to continue its operations. Gregory Coates contributed these funds to the Corporation and did not receive any consideration for this contribution. At that time, the $1,462,000 of cash outlays was added to the Company’s additional paid-in capital. The net effect on the Company’s balance sheet was to increase current liabilities by $1,462,000 and increase the stockholders’ deficiency by the same amount.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

Partial Repayment of 17% Promissory Notes Issued to Related Parties

Subsequent to year-end, the Company partially repaid 17% promissory notes due to George J. Coates and Bernadette Coates amounting $25,000 and $15,000, respectively. When coupled with the conversion of promissory notes to George J. Coates discussed in the prior paragraph, the remaining balance of the promissory notes due to George J. Coates as of May 9, 2014, was reduced to $425,000.

9.75% Convertible Note Facility

In April, 2014, the Company entered into a 9.75% convertible note facility agreement (the “Agreement” with an investor. The Agreement provides that the investor will fund up to $317,000, including an initial tranche of $107,000, which was funded at the closing of the Agreement and four additional tranches of $52,500 each. The investor may convert the convertible notes at any time beginning six months after funding, into shares of the Company’s common stock at a fixed rate of $0.055 per share. In addition, there are mandatory monthly conversions beginning 180 days after funding. Each monthly conversion amount shall generally be equal to one-twelfth of the original amount funded, plus accrued interest and any other fees or penalties assessed in accordance with the Agreement. The Corporation may, at its option, pay all or any portion of a mandatory note conversion in cash, or a combination of cash and conversion shares, without penalty, provided it makes a timely election to do so. The number of shares of common stock to be initially delivered upon conversion shall be equal to the dollar amount being converted divided by the variable conversion price. The variable conversion price is the lesser of $0.055 per share, or 70% of the average of the three lowest volume weighted average trading prices over the 15 day trading period prior to the date of conversion. The number of shares of the Company’s common stock required to be issued to the investor upon any mandatory conversion may be subsequently adjusted upward in the event that the recalculated variable conversion price on the 23rd trading day following the date of conversion is lower than the calculated variable conversion price on the date of conversion. In such case, the Company would be required to deliver the incremental number of shares to the investor, determined based on the recalculated variable conversion price.

Issuance of 8% Convertible Note

The Company issued a $40,000, 8% convertible note which matures in January 2015, if not converted prior thereto, and received proceeds of $35,000, which were net of transaction costs. The Company may prepay the convertible note during the first 180 days the note is outstanding by paying 130% during the first 60 days, increasing in 5% increments each month to a maximum of 150% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default. The lender may convert the promissory notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 67.5% of the average of the two lowest trading prices of the Company’s common stock during the 25 trading day period prior to the date of conversion. The Company has reserved 7,750,000 shares of its unissued common stock for potential conversion of the convertible note.

Coates International, Ltd.
Notes to Financial Statement (Unaudited) – (Continued)

Funding of additional tranches of Convertible Notes

In April 2014, the Company issued a $67,000, 12% convertible note, which represented an additional tranche of funding provided for in its $335,000 convertible note facility. The Company received cash proceeds of $60,000, which was net of an approximately 10.5% original issue discount. The terms and conditions of the 12% convertible notes with a 58% conversion rate are discussed in more detail in Note 13. This note matures in August 2014, if not converted prior thereto. The remaining balance of this facility available for future funding in one or more additional tranches is $117,000.

In April 2014, the Company issued a $35,000, 12% convertible note, which represented an additional tranche of funding provided for in its $100,000 convertible note facility. The Company received cash proceeds of $33,333, which was net of a 5% original issue discount. The terms and conditions of these 12% convertible notes with a 70% conversion rate are discussed in more detail in Note 13. This note matures in August 2014, if not converted prior thereto. The remaining balance of this facility available for future funding in one or more additional tranches is $30,000.

Conversion of Convertible Promissory Notes

Subsequent to year-end, $55,000 principal amount of the 8% convertible promissory notes, including accrued interest thereon, was converted by the holder into 2,059,138, unregistered shares of the Company’s common stock.

Subsequent to year-end, $58,000 principal amount of the 12% convertible promissory notes, including accrued interest thereon, was converted by the holder into 3,050,000, unregistered shares of the Company’s common stock.

Shares of Common Stock Sold to Dutchess Opportunity Fund II, LP

Subsequent to year-end, the Company sold 2,561,713 registered shares of its common stock to Dutchess under its equity line of credit and received cash of $104,000 which was used for working capital purposes.

Issuance of Anti-dilution shares to George J. Coates

Subsequent to year end, the Company issued 7,070 shares of Series A Preferred Stock to Mr. Coates representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $18,000. The additional shares of Series A Preferred Stock entitle Mr. Coates to 70,700,000 additional votes on all matters brought before the shareholder for a vote.

Grant of Stock Options

On April 30, 2014, Gregory Coates and Barry C. Kaye were each granted 351,500 stock options with an exercise price of $0.028 per share which vest on the one year anniversary date of the grant and expire in 2029.

Modification of 10% Convertible Note

On April 30, 2014, by mutual consent between Dr. Michael J. Suchar, director and the Company, the terms of the $10,000, 10% convertible note due to him, were modified to eliminate the conversion provisions of the note.

Deferred Compensation

Through May 9, 2014, George J. Coates, Bernadette Coates and Barry C. Kaye agreed to additional deferral of their compensation amounting to $29,000, $8,000 and $16,000, respectively, and Mr. Kaye was paid $25,000 of his deferred compensation, bringing the net balanced of their total deferred compensation to $322,000, $81,000 and $123,000, respectively.

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

For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Background

We have completed development of the Coates spherical rotary valve (“CSRV®”) system technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in trying to secure new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. This includes consideration of an optimal location, shipping logistics, manufacturing capacity and quality of the labor pool for such large scale manufacturing.

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

Plan of Operation

We have completed development of the CSRV® system technology-based generator engine and are prepared to commence the production phase of our operations. Initially, we intend to sell the engine generators to Almont pursuant to a (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Calgary, Canada.

We plan to take advantage of the fact that essentially all the components of the Gen Sets may be readily sourced and acquired from subcontractors and, accordingly, expect Gen Sets will be manufactured in the two following ways:

●
Assembly – to develop assembly lines within our premises. We intend to initially commence production on a small scale. This will enable us to prove our concept for the CSRV® system technology. We believe there exists substantial demand in the marketplace for the Gen Sets. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large-scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures. To date, we have not been successful in securing the necessary working capital for this purpose.

●	Licensing the CSRV® system technology to OEM’s. This will enable us to take advantage of third party manufacturers’ existing production capacity and skilled plant workers.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include issuances of promissory notes and convertible promissory notes, selling shares of our common stock through the equity line of credit arrangement with Dutchess Opportunity Fund II, LP, sales of our common stock and warrants through private transactions, sales of CSRV® products, sales of our equity and/or debt securities through private placement offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

New Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and are designed to operate relatively trouble-free on various alternative fuels, which would also include Hydroxy-Gas. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. At this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor. Accordingly, we do not have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. We have been and continue to be responsible for all costs incurred related to the development of this technology.

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

Recent Developments

Intention to Merge with China-Based Manufacturing and Casting Company

In August 2013, we signed a letter of commitment with a China-based manufacturer and casting company. This company also owns coal mining operations in China. The parties agreed to enter into negotiations and undertake due diligence with a mutual goal of merging the two companies for the purpose of establishing large scale production in China of industrial CSRV® electric power generators. An important element in ensuring success of this transaction is that we intend to undertake a public offering in the U.S. and Hong Kong to raise US$300 – 500 million. As this transaction is at an early stage and progress to date has been slow, there can be no assurance that it will be consummated.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Our principal business activities and efforts for the three months ended March 31, 2014 and 2013 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start-up of large scale manufacturing operations, and (ii) developing plans for transitioning to large scale manufacturing. In addition, during the three months ended March 31, 2014, we conducted continued research and development to apply the aforementioned new Hydrogen Reactor technology to power a CSRV® engine. During the three months ended March 31, 2013, we were also engaged, to a limited extent, in research and development activities related to applying the CSRV® technology to industrial engines.

Although we incurred substantial net losses for the three months ended March 31, 2014 and 2013 of $511,219 and $805,848, respectively, it is important to consider that in the 2014 period, a portion of these losses resulted from non-cash expenses and in the 2013 reporting period, a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used for operations was less than these net losses. Cash used for operations for the three months ended March 31, 2014 and 2013 amounted to ($377,394) and ($188,601), respectively.

Revenues

There were no sales and no revenues from research and development for the three months ended March 31, 2014 and 2013.

Sublicensing fee revenue for the three months ended March 31, 2014 and 2013, amounted to $4,800 and $4,800, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the remaining life of the last CSRV® technology patent in force.

Operating Expenses

Research and Development Expenses

In the first quarter of 2014, the Company continued research and development of the Hydrogen Reactor. No research and development expenses were incurred in the first quarter of 2013. Research and development expenses for the three months ended March 31, 2014 amounted to $114,170. Included in research and development expenses for the three months ended March 31, 2014 was $102,100 of allocated compensation and benefits and $12,070 of parts and materials.

General and Administrative Expenses

General and administrative expenses decreased to $265,085 for the three months ended March 31, 2014 from $623,612 in the corresponding period in 2013. This net decrease of $358,527 primarily resulted from the following: A decrease in non-cash stock-based compensation expense of $239,607, a decrease in compensation and benefits of $103,399 which was primarily due to the allocation of $102,100 of compensation and benefits to research and development expenses in the first quarter of 2014, a decrease in patent maintenance of $35,592, a decrease in property taxes of $5,953 and a net decrease in other general and administrative expenses of $1,207, partially offset by an increase in legal and professional fees and expenses of $12,028, an increase in miscellaneous expenses of $5,111, an increase in financing costs of $4,227, an increase in utilities of $3,518, and an increase in investor relations expenses of $2,347.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2014 and 2013 remained constant at $16,621.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2014 and 2013, consisted of a decrease (increase) in the fair value of embedded derivative liabilities amounting to $117,016 and ($70,414), respectively, loss on conversion of convertible notes of $36,624 and $-0-, respectively, and interest expense of ($200,535) and ($100,001), respectively.

Provision for Income Taxes

The change in deferred tax assets for the three months ended March 31, 2014 and 2013 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($511,219) and ($805,848) for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our cash position at March 31, 2014 was $28,527, a decrease of $20,747 from the cash position of $49,274 at December 31, 2013. We had negative working capital of ($4,964,029) at March 31, 2014, which represents a $113,797 improvement from the ($5,077,826) of negative working capital at December 31, 2013. Current liabilities of $5,114,867 at March 31, 2014, decreased by $136,409 from the $5,251,276 balance at December 31, 2013. Current liabilities were primarily comprised of accounts payable and accrued liabilities of $2,206,428, a mortgage loan in the amount of $1,498,284, promissory notes to related parties totaling $558,138, embedded derivative liabilities related to convertible promissory notes of $254,263, deferred compensation payable of $366,974, net carrying value of convertible promissory notes of $145,062, the current portion of license deposits of $19,200 and unearned revenue of $19,124.

Operating activities utilized cash of ($377,394) during the three months ended March 31, 2014, which primarily consisted of a net loss for the period of ($511,219), decreased by non-cash stock-based compensation expense of $52,807, non-cash interest expense of $159,141, an increase in deferred compensation of $79,310, depreciation and amortization of $16,621 and non-cash financing costs of $2,562, partially offset by an ($80,392) non-cash decrease in the estimated fair value of embedded derivative liabilities related to convertible promissory notes and non-cash sublicensing revenues of ($4,800). In addition, changes in current assets and liabilities amounted to ($91,424) consisting of a net decrease in accounts payable and accrued liabilities of ($57,624), a decrease in the derivative liability related to convertible promissory notes of ($31,935) and a net decrease in deferred offering costs and other assets of ($1,865).

There were no investing activities for the three months ended March 31, 2014.

Financing activities generated net cash of $356,647 for the three months ended March 31, 2014, consisting of proceeds from issuance of common stock and warrants of $290,000, proceeds from issuance of common stock under an equity line of credit of $104,138, proceeds from issuance of convertible notes amounting to $33,333, offset by partial repayments of promissory notes to related parties amounting to ($45,000), partial repayments of the principal amount of a mortgage loan of ($15,000) and finance lease obligation payments of ($10,824).

In the opinion of management, we will be required to raise additional working capital to fully achieve our objectives to enter the production phase of our operations. Various potential sources of such additional working capital are anticipated to come from one or more of the following: issuances of convertible notes, issuances of promissory notes to related parties, private sales of common stock and common stock warrants and sales of shares of common stock to Dutchess Opportunity Fund II, LP under the equity line of credit.

Going Concern

We have incurred net recurring losses since inception, amounting to ($34,488,530), as of March 31, 2014, primarily consisting of research and development expenses and had a stockholders’ deficiency of ($3,116,147). These research and development expenses which were incurred to develop the CSRV® system technology could begin to create value if we are able to raise sufficient working capital and commence production of our CSRV® engines. We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

During the three months ended March 31, 2014, we raised additional working capital of $427,471, consisting of proceeds of $290,000 from sales of common stock and warrants to the son of Dr. Richard W. Evans, a director, proceeds from sales of common stock under an equity line of credit of $104,138 and proceeds from issuance of a $33,333 convertible note. Subsequent to March 31, 2014, we raised additional working capital of $228,063 from issuances of convertible notes.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional Release Payments are currently due us amounting to $5,846,817 under the Escrow Agreement with Almont. At this time, Almont is unable to pay the balance due us until it raises sufficient new working capital. As a result, we have needed to rely on other sources for raising new working capital for our operations. Almont, which has been assigned the Canadian License and rights to the US License, is required to remit to us 60% of the proceeds from any new working capital raised, with the exception of proceeds from equipment lease financing transactions. In addition, the annual minimum purchase requirements under both the United States and Canadian licensing agreements of 120 engine generators per year will also become effective upon the commencement of production of the Gen Sets for Almont. At this time, we do not anticipate receiving additional Release Payments until we raise sufficient new working capital to commence production and begin shipments to Almont.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are partially presented in the Company’s notes to financial statements for the three months ended March 31, 2014 which are contained in this filing, the Company’s quarterly report on Form 10-Q and are fully presented in the notes to financial statement for the year ended December 31, 2013 which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

A number of other accounting policies rely on significant estimates which include determining the fair value of convertible notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock issued, and certain limited anti-dilution rights granted, to George J. Coates, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under applicable tax law or if the company does not intend to use the tax benefit towards the settlement of a disallowed tax position, if any. Adoption of this standard did not have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information under this item as we are a smaller reporting company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against us in January 2008 in which he asserted that we were liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013, the 15th day of March, June and September 2014 and February 2015, respectively. The parties also executed mutual releases. The November and March installments have been paid leaving a remaining balance of $60,000. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased to as much as $200,000.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities since December 31, 2013 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions during the first quarter of 2014, we made private sales, pursuant to stock purchase agreements of 7,339,286 unregistered shares of our common stock and 7,339,286 common stock warrants to purchase one unregistered share of our common stock at exercise prices ranging from $0.035 to $0.04 per share in consideration for $290,000 received from the son of Dr. Richard W. Evans, a director.

In January 2014, we issued a $35,000 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $33,333, net of original issue discount. The lender may convert the promissory notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 70% of the lowest closing trading price of the Company’s common stock during the twenty trading day period prior to the date of conversion.

In a series of transactions during the first quarter of 2014, the holder of an 8% convertible note converted $55,120 of convertible notes, including accrued interest thereon, into 2,059,138 unregistered shares of common stock.

In a series of transaction during the first quarter of 2014, the holder of 12% convertible notes converted $57,690 of convertible notes, including accrued interest thereon, into 3,050,000 unregistered shares of common stock.

Subsequent to March 31, 2014, we issued the following convertible notes:

1.
On April 4, 2014, we issued a $106,500 principal amount, 9.75% convertible note to an accredited investor and received cash proceeds of $100,000. The investor may convert all, or a portion of  the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding at a conversion rate of $0.055 per share. If not converted by the investor prior thereto, the Company is required to make twelve monthly installment payments of principal and interest either, in cash or by conversion of the installment amount into shares of the Company’s common stock. The conversion rate for such monthly installments shall be equal to the lesser of $0.055 per share or 70% of the average of the three lowest daily volume weighted average trading prices of the common stock during the 15 day trading period prior to the date of conversion. The conversion rate is subject to adjustment 23 trading days after the date of conversion if the defined conversion rate on that day is lower than the defined conversion rate on the original date of conversion.

2.
On April 14, 2014, we issued a $40,000 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $34,730, net of financing costs. The investor may convert all, or a portion, of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding at a conversion rate of 70% of the average of the two lowest daily closing trading prices of the common stock during the 25 day trading period prior to the date of conversion.

3.
On April 16, 2014, we issued a $35,000 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $33,333, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding at a conversion rate of 70% of the lowest daily closing price of the common stock during the 20 day trading period prior to the date of conversion.

4.
On April 16, 2014, we issued a $67,000 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $60,000, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding at a conversion rate of 58% of the lowest daily closing price of the common stock during the 25 day trading period prior to the date of conversion.

On April 10, 2014, the holder of a 12% convertible note converted the $12,827 remaining balance of a convertible note, including accrued interest thereon, into 577,508 unregistered shares of common stock.

On April 14th and April 17th, 2014, the holder of an 8% convertible note, converted a $49,400 convertible note, including accrued interest thereon, into 2,286,975 unregistered shares of common stock.

Net proceeds from the above transactions were used for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	9.75% Convertible Note, Dated April 2, 2014 Issued to Typenex Co-Investment, LLC
10.2	Securities Purchase Agreement between the Company and Typenex Co-Investment, LLC, dated April 2, 2014
10.3	8% Convertible Promissory Note, Dated April 14, 2014 Issued to Auctus Private Equity Fund, LLC
10.4	Securities Purchase Agreement between the Company and Auctus Private Equity Fund, LLC, dated April 14, 2014
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DE*	XBRL Taxonomy Extension Definition Linkbase Document

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

COATES INTERNATIONAL, LTD.

Date: May 14, 2014	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)