Form 10-Q
period 2014-06-30
COATES INTERNATIONAL LTD \DE\
filed 2014-08-14
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 OR

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

Yes ☐ No ☒

As of August 11, 2014, the Registrant had 408,148,852 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2014

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	4
	Statements of Operations	5
	Condensed Statements of Cash Flows	6
	Notes to Financial Statements	7-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

SIGNATURES		44

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.
Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$43,834	$49,274
Inventory, net	111,752	111,752
Deferred offering costs	10,571	12,423
Total Current Assets	166,157	173,449
Property, plant and equipment, net	2,149,067	2,179,646
Deferred licensing costs, net	48,874	51,016
Total Assets	$2,364,098	$2,404,111

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,193,616	$2,263,947
Promissory notes to related parties	1,545,505	603,138
Mortgage loan payable	1,478,284	1,513,284
Deferred compensation payable	921,284	287,664
Derivative liability related to convertible promissory notes	543,826	366,590
Convertible promissory notes	209,391	125,018
Current portion of finance lease obligation	51,862	43,311
Current portion of license deposits	19,200	19,200
Unearned revenue	19,124	19,124
10% convertible note	-	10,000
Total Current Liabilities	6,982,092	5,251,276
Non-current portion of finance lease obligation	53,191	81,452
Non-current portion of license deposits	293,400	303,000
Total Liabilities	7,328,683	5,635,728

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 179,901 and 141,473 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	180	141
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 405,986,530 and 327,749,176 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	40,599	32,775
Additional paid-in capital	31,836,685	30,712,778
Accumulated deficit	(36,842,049)	(33,977,311)
Total Stockholders' Deficiency	(4,964,585)	(3,231,617)
Total Liabilities and Stockholders' Deficiency	$2,364,098	$2,404,111

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Sublicensing fee revenue	$4,800	$4,800	$9,600	$9,600
Total Revenues	4,800	4,800	9,600	9,600
Expenses:
Research and development costs	105,424	79,364	219,594	79,364
General and administrative expenses	1,703,916	570,335	1,969,001	1,193,947
Depreciation and amortization	16,100	16,621	32,721	33,242
Total Expenses	1,825,440	666,320	2,221,316	1,306,553
Loss from Operations	(1,820,640)	(661,520)	(2,211,716)	(1,296,953)
Other Expense:
Increase in estimated fair value of embedded derivative liabilities	(289,563)	(412,515)	(172,547)	(482,929)
Loss on conversion of convertible notes	(25,089)	-	(61,713)	-
Interest expense	(218,226)	(102,136)	(418,761)	(202,137)
Loss Before Income Taxes	(2,353,518)	(1,176,171)	(2,864,737)	(1,982,019)
Provision for income taxes	-	-	-	-
Net Loss	$(2,353,518)	$(1,176,171)	$(2,864,737)	$(1,982,019)

Basic net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Basic weighted average shares outstanding	378,637,252	343,131,130	357,564,038	335,863,959
Diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted weighted average shares outstanding	378,637,252	343,131,130	357,564,038	335,863,959

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2014	2013
	(Unaudited)

Net Cash (Used in) Operating Activities	$(724,908)	$(373,810)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock and warrants to the son of a director	290,000	95,000
Issuance of common stock under equity line of credit	161,636	4,557
Issuance of convertible promissory notes	425,500	160,000
Issuance of promissory notes to related parties	-	166,629
Repayment of promissory notes to related party	(100,000)	(23,000)
Repayment of mortgage loan	(35,000)	(35,000)
Payments of finance lease obligation	(22,668)	-
Net Cash Provided by Financing Activities	719,468	368,186
Net Decrease in Cash	(5,440)	(5,624)
Cash, beginning of period	49,274	13,303
Cash, end of period	$43,834	$7,679

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$124,259	$69,313

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$138,320	$126,000
Conversion of Promissory Notes to Related Parties to Common Stock	437,186	-
Conversion of additional paid in capital to Promissory Note to Gregory Coates	1,462,093	-
Stock-based compensation award to George J. Coates for lost benefits of property ownership	950,000	-
Deferred compensation payable paid with common stock	-	1,761,175
	$2,987,599	$1,887,175

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

June 30, 2014

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

The CSRV® system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine cylinder, the CSRV® system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV® system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV® system technology (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV® Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into, and expelled from, the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The extent to which higher RPM’s, greater volumetric efficiency and thermal efficiency can be achieved with the CSRV® system technology is a function of the engine design and application.

Management believes that internal combustion engines incorporating the CSRV® system technology can deliver:

●	Better fuel efficiency
●	Reduced harmful emissions
●	Longer intervals between engine servicing, and
●	Longer engine life than conventional internal combustion engines.

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates, President and Chief Executive Officer, has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor can then be harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power the Company’s patented CSRV® engines. If successful, this application will only require an available supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to “burn out” in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and are designed to operate relatively trouble-free on various alternative fuels, including Hydroxy-Gas. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. At this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor. Accordingly, the Company does not have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”, or “CIL”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations of ($36,842,000), primarily in connection with research and development activities; and, as of June 30, 2014 had a stockholders’ deficiency of ($4,965,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company become unable to continue as a going concern.

Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to carry out the Company’s activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities. The Company continues to actively undertake efforts to secure new sources of working capital. At June 30, 2014, the Company had negative working capital of ($6,816,000) compared with negative working capital of ($5,078,000) at December 31, 2013.

Majority-Owned Subsidiary

CIL is currently the majority shareholder of Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets. Accordingly, this subsidiary has not been consolidated with the accounts of CIL.

For the six months ended June 30, 2013, the financial statements of CIL were consolidated with the accounts of Coates Oklahoma Engine Manufacturing, Ltd. (“Coates Oklahoma”). In May 2013, Coates Oklahoma was shuttered and has since been formally dissolved. There were no outstanding obligations or expenses in dissolving this company.

Reclassifications

Certain amounts included in the accompanying financial statements for the six months ended June 30, 2013 have been reclassified in order to make them comparable to the amounts presented for the six months ended June 30, 2014.

2.	ACCOUNTING POLICIES

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the six-month periods ended June 30, 2014 and 2013. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock issued, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

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

At June 30, 2014, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $49,000. Amortization expense for the three months ended June 30, 2014 and 2013 amounted to $1,000 and $1,000, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 amounted to $2,000 and $2,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At June 30, 2014, the remaining balance of the Release Payment due to the Company was $5,847,000.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the Escrow Agreement, with the following modifications:

●	The Release Payment Date, as defined in the Escrow Agreement had been extended to March 19, 2014. In order to compensate for the delay caused by the delay in our ability to deliver Gen Sets, the Release Payment due date will be reset as appropriate, once the Company commences its production phase of operations. Provided that Almont remits this entire unpaid balance to the Company by the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●	Almont also became obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. However, the entire $49 million licensing fee is required to be paid on or before February 19, 2016.

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

The business plan of Almont, which is highly dependent on its ability to raise sufficient additional working capital, is based on its projected assessment of the marketplace demand for industrial generators and projects Gen Set purchases of up to 11,000 CSRV® Units per year over the first 5 years. The Company would not be able to accommodate that demand until it ramps up its production capacity, which would likely require several years, once it enters into large scale production. Almont intends to issue standard purchase orders, issued based on market and customer demand. The Company is unable to confirm any orders until it has sufficient working capital in place to manufacture generators on a large scale. Almont plans to finance its purchases from cash flow and by way of project and/or equipment financing, proceeds from issuance of equity or corporate debt instruments and conventional bank financing.

6.	INVENTORY

Inventory was comprised of the following:

	June 30, 2014	December 31, 2013

Raw materials	$440,000	$440,000
Work-in-process	59,000	59,000
Finished goods	-	-
Reserve for obsolescence	(387,000)	(387,000)
Total	$112,000	$112,000

7.	LICENSE DEPOSITS

License deposits, which are non-refundable, primarily relate to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. This sublicense deposit is being recognized as revenue on a straight-line basis over the remaining life of the last CSRV® technology patent in force through 2027. Sublicensing fee revenue for the three months ended June 30, 2014 and 2013 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the six months ended June 30, 2014 and 2013 amounted to $10,000 and $10,000, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	June 30, 2014	December 31, 2013

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(830,000)	(799,000)
Total	$2,149,000	$2,180,000

Depreciation expense for the three months ended June 30, 2014 and 2013 was $16,000 and $16,000, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $31,000 and $31,000, respectively.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013

Legal and professional fees	$1,361,000	$1,388,000
General and administrative expenses	412,000	301,000
Accrued interest expense	271,000	264,000
Research and development costs	115,000	115,000
Accrued compensation	35,000	196,000
Total	$2,194,000	$2,264,000

10.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2015. Interest expense for the three months ended June 30, 2014 and 2013 on this mortgage amounted to $28,000 and $30,000, respectively. Interest expense for the six months ended June 30, 2014 and 2013 on this mortgage amounted to $56,000 and $59,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at June 30, 2014 was $1,478,000.

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

In accordance with generally accepted accounting principles, this sale/leaseback is required to be accounted for as a financing lease. Under this accounting method, the equipment and accumulated depreciation remains on the Company’s books and records as if the Company still owned the equipment. This accounting treatment is in accordance with ASC 840-40-25-4, Accounting for Sale-Leaseback Transactions. In addition, the discounted present value of the lease payments is recorded as a finance lease obligation. The difference between the gross sales price for the equipment and the net proceeds received amounted to $20,000, which has been recorded as unamortized discount on finance lease obligation. This amount is being amortized to interest expense using the interest method over the 30-month term of the lease, including the option period. The finance lease obligation is secured by all of the equipment included in the sale/leaseback transaction.

For the three months ended June 30, 2014, the interest expense on this lease amounted to $13,000 which is included in interest expense in the accompanying statements of operations. For the six months ended June 30, 2014, the interest expense on this lease amounted to $28,000 which is included in interest expense in the accompanying statements of operations.

12.	PROMISSORY NOTES TO RELATED PARTIES

Promissory due to George J. Coates

During the six months ended June 30, 2014 and 2013, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $-0- and $99,000, respectively, and repaid promissory notes in the aggregate principal amount of $60,000 and 17,000.

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

In addition, during May 2014, by mutual consent between Mr. Coates and the Company, the remaining $370,000 principal amount of the promissory notes due to Mr. Coates was converted into restricted shares of common stock of the Company at the closing price per share of $0.029 on May 30, 2014. These promissory notes arose from cash lent to the Company for working capital purposes from Mr. Coates’ personal funds. Accordingly, the Company issued 12,749,162 shares of restricted common stock to Mr. Coates. As a result of this transaction, current liabilities were reduced by $370,000 and the stockholders’ deficiency was reduced by the same amount. In addition, annual interest expense will be reduced by approximately $63,000.

The remaining balance of accrued interest of $215,000 at June 30, 2014 continues to earn interest at the rate of 17% per annum, compounded monthly and is payable on demand. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2014

Promissory Note Issued to Gregory Coates

During the period from August 21, 1995 to February 14, 1996, Gregory Coates, son of George J. Coates, President, Technology Division and director, in a series of payments, made cash outlays from his own personal funds on behalf of the Company, in an amount which aggregated $1,462,000 to provide needed working capital to the Company in order for it to continue its operations. Gregory Coates contributed these funds to the Company and did not receive any consideration for this contribution. At that time, the $1,462,000 of cash outlays was added to the Company’s additional paid-in capital. Gregory Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. Gregory Coates has requested that this amount of additional paid-in capital be converted into a non-interest bearing promissory note. On April 28, 2014, the board of directors adopted a resolution to convert $1,462,000 of additional paid-in capital of the Company into a non-interest bearing promissory note payable on demand, due to Gregory Coates. As a result, the Company’s additional paid-in capital decreased by $1,462,000 and current liabilities increased by $1,462,000.

Promissory Notes Issued to Bernadette Coates

During the six months ended June 30, 2014 and 2013, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $-0- and $67,000, respectively, and repaid promissory notes in the aggregate principal amount of $40,000 and $7,000, respectively, bringing the outstanding balance at June 30, 2014 to $83,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. The balance of unpaid, accrued interest on these notes at June 30, 2014 amounted to $42,000, which is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2014.

10% Promissory Note Due to Michael J. Suchar

A 10% promissory note with a balance of $17,000, due to Michael J. Suchar, director was converted, by mutual consent, into 612,664 restricted shares of common stock at a price per shares of $0.0285, the closing price of Company’s common stock on the date of conversion.

For the three months ended June 30, 2014 and 2013, aggregate interest expense on all promissory notes to related parties amounted to $27,000 and $32,000, respectively. For the six months ended June 30, 2014 and 2013, aggregate interest expense on all promissory notes to related parties amounted to $67,000 and $62,000, respectively.

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

8% Convertible Promissory Notes with a 61% Conversion Rate

At June 30, 2014, there was one 8% convertible promissory note with a conversion rate of 61% outstanding in the principal amount of $69,000 which matures in March 2015, if not converted prior thereto. This note may be converted into unregistered shares of the Company’s common stock, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The conversion price shall be equal to 61% multiplied by the Variable Conversion Rate, which is equal to the average of the three (3) lowest closing bid prices of the common stock during the 10 trading day period prior to the date of conversion. These notes may be prepaid during the first six months the notes are outstanding by paying a prepayment penalty equal to 30% during the first 60 days, increasing in 5% increments each month to a maximum of 50%. The Company has reserved 19,000,000 shares of its unissued common stock for potential conversion of the convertible note.

In a series of transactions during the six months ended June 30, 2014, 8% convertible promissory notes with an aggregate principal balance, including accrued interest of $138,000 were converted into 6,068,694 unregistered shares of common stock.

8% Convertible Note with a 67.5% Conversion Rate

The Company issued a $40,000, 8% convertible note which matures in January 2015, if not converted prior thereto, and received proceeds of $35,000, net of transaction costs. The Company may prepay the convertible note during the first 180 days the note is outstanding by paying 25% prepayment penalty during the first 30 days, increasing in 5% increments each month to a maximum of 50%. The lender may convert the promissory notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 67.5% of the average of the two lowest trading prices of the Company’s common stock during the 25 trading day period prior to the date of conversion. The Company has reserved 7,750,000 shares of its unissued common stock for potential conversion of the convertible note.

9.75% Convertible Promissory Note Facility

In April 2014 the Company entered into a 9.75% convertible note facility agreement (the “Agreement” with an investor. The Agreement provides that the investor will fund up to $317,000, including an initial tranche of $107,000, which was funded at the closing of the Agreement and four additional tranches of $52,500 each, which mature 18 months after the date of funding. The investor may convert the convertible notes at any time beginning six months after funding, into shares of the Company’s common stock at a fixed rate of $0.055 per share. In addition, there are mandatory monthly conversions beginning 180 days after funding. Each monthly conversion amount shall generally be equal to one-twelfth of the original amount funded, plus accrued interest and any other fees or penalties assessed in accordance with the Agreement. The Company may, at its option, pay all or any portion of a mandatory note conversion in cash, or a combination of cash and conversion shares, without penalty, provided it makes a timely election to do so. The number of shares of common stock to be initially delivered upon conversion shall be equal to the dollar amount being converted divided by the variable conversion price. The variable conversion price is the lesser of $0.055 per share, or 70% of the average of the three lowest daily volume weighted average prices (“VWAP”) over the 15 trading day period prior to the date of conversion. The number of shares of the Company’s common stock required to be issued to the investor upon any mandatory conversion may be subsequently adjusted upward in the event that the recalculated variable conversion price on the 23rd trading day following the date of conversion is lower than the calculated variable conversion price on the date of conversion. In such case, the Company would be required to deliver the incremental number of shares to the investor, determined based on the recalculated variable conversion price. The Company has reserved 19 million shares of its unissued common stock for potential conversion of the convertible notes under this convertible note facility.

10% Convertible Promissory Notes with a 58% Conversion Rate

The Company entered into two agreements with different investors, whereby, it issued two $28,000 convertible promissory notes which bear interest at 10% per annum and mature on the one-year anniversary date of the funding (“10% Notes”). At June 30, 2014, one convertible note outstanding with a principal balance of $5,000 remained outstanding. This note matures in December 2014, if not converted prior thereto. The convertible notes provided for a 5% original issue discount on the principal amount, which was netted against the amount funded to the Company. The holder may convert the 10% Notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 58% of the lowest daily VWAP of the Company’s common stock over the 18 trading day period ending on the date of conversion. The Company has reserved 3.9 million shares of its unissued common stock for potential conversion of the10% convertible notes.

In a series of transactions during the six months ended June 30, 2014, 10% convertible promissory notes with an aggregate principal balance, including accrued interest of $51,000 were converted into 3,093,797 unregistered shares of common stock.

12% Convertible Promissory Notes with a 60% Conversion Rate

The Company also entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding (“12% Notes”). At June 30, 2014, there were two 12% Notes with a total outstanding balance of $87,000, which mature in September 2014 and January 2015, respectively, if not converted prior thereto. The arrangement provides for an approximately 10.5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding, upon which the interest for the outstanding period will be forgiven. The holder may convert the 12% Notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the Company’s common stock in the 25 trading day period prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of this 12% Note agreement.

During the six months ended June 30, 2014, 12% convertible promissory notes with a 60% conversion rate, having a principal balance of $82,000, including accrued interest, were converted into 4,287,808 unregistered shares of common stock. At June 30, 2014, the unused portion of this convertible note facility was $117,000.

12% Convertible Promissory Notes with a 70% Conversion Rate

In January 2014, the Company entered into an agreement whereby it is permitted to issue in a series of tranches up to $100,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding, if not converted prior thereto. At June 30, 2014, two $35,000 convertible notes were outstanding under this agreement. The convertible notes, including accrued interest thereon, may be prepaid during the first six months after funding, along with a 30% prepayment penalty. The holder may convert the notes into restricted shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.05 per share, or 70% of the lowest trading price of the Company’s common stock in the 20 trading day period prior to the date of conversion. The Company has reserved 6.5 million shares of its unissued common stock for potential conversion of the convertible notes. At June 30, 2014, the unused portion of this convertible note facility was $30,000.

8% Convertible Promissory Note with a 65% Conversion Rate

In June 2014, the Company issued a $74,000, 8% convertible note which matures in June 2015, if not converted prior thereto, and received proceeds of $70,000, net of transaction costs. The Company may prepay the convertible note during the first 120 days the note is outstanding by paying a 15% prepayment penalty, during the next 30 days, by paying a 20% prepayment penalty and during the next 30 days by paying a 45% prepayment penalty. The lender may convert the promissory notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 65% of the average of the two lowest closing bid prices of the Company’s common stock during the 20 trading day period prior to the date of conversion. The Company has reserved 15,000,000 shares of its unissued common stock for potential conversion of the convertible note.

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

The following table presents the details of the outstanding convertible notes at June 30, 2014 and December 31, 2013, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

		Principal Amount				Unamortized Discount		Embedded Derivative Liability
Date Issued		June 30, 2014	December 31, 2013	Nominal Interest Rate	Effective Interest Rate(1)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

6	/12/14	$73,000	N/A	8%	147%	$68,000	N/A	$93,000	N/A
6	/11/14	68,000	N/A	8%	147%	63,000	N/A	116,000	N/A
4	/16/14	35,000	N/A	12%	147%	23,000	N/A	39,000	N/A
4	/16/14	67,000	N/A	12%	175%	45,000	N/A	63,000	N/A
4	/14/14	40,000	N/A	8%	63%	9,000	N/A	40,000	N/A
4	/2/14	107,000	N/A	9.75%	71%	25,000	N/A	130,000	N/A
1	/21/14	35,000	N/A	12%	147%	5,000	N/A	39,000	N/A
12	/11/13	-	$28,000	10%	134%	-	$22,000	-	$43,000
12	/10/13	17,000	28,000	12%	117%	-	19,000	19,000	45,000
12	/9/13	5,000	28,000	10%	134%	-	22,000	5,000	43,000
11	/27/13	-	32,000	8%	133%	-	25,000	-	33,000
10	/11/13	-	47,000	8%	147%	-	31,000	-	48,000
8	/14/13	-	28,000	12%	147%	-	14,000	-	45,000
8	/8/13	-	53,000	8%	147%	-	14,000	-	53,000
6	/4/13	-	28,000	12%	92%	-	-	-	45,000
3	/21/13	-	-	12%	76%	-	-	-	12,000
		$447,000	$272,000			$238,000	$147,000	$544,000	$367,000

(1) The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Other expense resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to $290,000 and $413,000 for the three months ended June 30, 2014 and 2013, respectively. Other expense resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to $173,000 and $483,000 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in the accompanying statements of operations as Increase in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the three months ended June 30, 2014 and 2013 amounted to $127,000 and $37,000, respectively. Interest expense resulting from accretion of the unamortized discount for the six months ended June 30, 2014 and 2013 amounted to $216,000 and $75,000, respectively.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act, Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Securities Act, as applicable.

14.	10% NOTE TO RELATED PARTY

In June 2014, a 10% promissory note with a balance due of $17,000, including accrued interest thereon, held by Dr. Michael J. Suchar, director, was converted into 612,664 restricted shares of common stock at a conversion price equal to the closing price of the common stock on the date of conversion of $0.0285 per share.

15.	UNEARNED REVENUE

The Company has a remaining balance of a non-refundable deposit of $19,000 received from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator, which is included in unearned revenue in the accompanying balance sheets at June 30, 2014 and December 31, 2013.

16.	CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations and commitments at June 30, 2014:

		Due Within
	Total	2014	2015	2016
Promissory notes to related parties	$1,546,000	$1,546,000	$-	$-
Mortgage loan payable	1,478,000	1,478,000	-	-
Deferred compensation	921,000	921,000	-	-
Convertible promissory notes	447,000	22,000	425,000	-
Finance lease obligation	121,000	27,000	72,000	22,000
Settlement of litigation	35,000	25,000	10,000	-
Total	$4,548,000	$4,019,000	$507,000	$22,000

Total non-cash compensation cost related to nonvested stock options at June 30, 2014 that has not been recognized was $18,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 8 months.

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

The following common stock transactions occurred during the six months ended June 30, 2014:

●	In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 7,339,286 unregistered shares of its common stock and 7,339,286 common stock warrants to purchase one share of common stock at an exercise prices ranging from $0.035 to $0.04 per share in consideration for $290,000 received from the son of Richard W. Evans, a director.
●	In a series of transactions, the Company issued 4,403,403 registered shares of common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $162,000.
●	In two transactions, 17% promissory notes having a principal balance of $420,000 were converted, by mutual consent, into 14,733,289 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the dates of conversion.
●	A non-interest bearing promissory note in the principal amount of $950,000 was converted, by mutual consent, into 37,698,413 restricted shares of common stock at an average price per share of $0.0252 which was equal to the closing price of the Company’s common stock on the date of conversion.
●	A 10% promissory note with a balance of $17,000 due to Michael J. Suchar, director, was converted, by mutual consent, into 612,664 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the date of conversion.
●	The Company issued seven convertible promissory notes to six accredited investors with an aggregate principal amount of $426,000. The convertible notes have annual interest rates ranging from 8% to 12% and become convertible 180 days after funding. The conversion rates, which are variable, range from 60% to 70% of a defined trading price of the Company’s stock over a defined number of trading days prior to the date of conversion. More detailed information on these convertible notes can be found in Note 13.
●	8% convertible promissory notes with a conversion rate of 61%, having an aggregate principal balance of $138,000, including accrued interest, were converted into 6,068,694 unregistered shares of common stock.
●	12% convertible promissory notes with a conversion rate of 60%, having an aggregate principal balance of $82,000, including accrued interest, were converted into 4,287,808 unregistered shares of common stock.
●	12% convertible promissory notes with a conversion rate of 58%, having an aggregate principal balance of $51,000, including accrued interest, were converted into 3,093,797 unregistered shares of common stock.

The following common stock transactions occurred during the six months ended June 30, 2013:

●	In a series of transactions during 2013, the Company made private sales, pursuant to stock purchase agreements of 3,833,333 unregistered shares of common stock and 4,833,335 common stock warrants to purchase one share of our common stock at an exercise price ranging from $0.015 to of $0.035 per share in consideration for $95,000 received from the son of Richard W. Evans, a director.
●	In a series of transactions during 2013, the Company issued 50,000 registered shares of common stock to Dutchess under the equity line of credit in consideration for $5,000.
●	In a series of transactions in 2013, the Company issued 12,213,322 unregistered shares of common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $322,000. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.
●	The Company issued three convertible promissory notes with two accredited investors with an aggregate principal amount of $138,000. The convertible notes have annual interest rates ranging from 8% to 12%, mature on the one year anniversary date and become convertible 180 days after funding. The conversion rates, which are variable range from 60% to 61% of a defined trading price of the Company’s stock over a defined number of trading days prior to the date of conversion. More detailed information on these convertible notes can be found in Note 13.
●	In a series of transactions during 2013, 8% convertible promissory notes with an aggregate balance of $126,000, including accrued interest were converted into 8,329,989 unregistered shares of common stock.
●	In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock-based compensation expense during the years ended December 31, 2012 and 2011, respectively. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.

At June 30, 2014, the Company had reserved 145,378,121 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, 1,000,000 shares designated, 179,901 and 141,473 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively. Series A Preferred Stock entitles the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A Preferred Stock are owned by George. J. Coates.

●	Series B Preferred Stock, 1,000,000 shares designated, no shares issued and outstanding as of June 30, 2014. The Series B Convertible Preferred Stock does not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into One Thousand restricted shares of the Company’s common stock. Holders of the Series B Preferred Stock are entitled to one thousand votes per share of Series B Preferred Stock held on all matters brought before the shareholders for a vote.

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

During the six months ended June 30, 2014 and 2013, 38,428 and 48,697 shares, respectively, of Series A Preferred Stock were granted and issued to George J. Coates pursuant to this anti-dilution agreement, resulting in the right to 384,280,000 and 486,970,000 aggregate additional votes, respectively. At June 30, 2014, Mr. Coates held 179,901 shares of Series A Preferred Stock which entitles him to 1,799,010,000 votes in addition to his voting rights from the shares of common stock he holds.

Each issuance of shares of Series A Preferred Stock to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

In 2010, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A Preferred Stock provided to Mr. Coates. Based on this estimated valuation, the aggregate estimated fair value of the Series A Preferred Stock issued to Mr. Coates during the six months ended June 30, 2014 amounted to $96,000. This amount, which did not require any outlay of cash, was recorded as stock-based compensation expense in the accompanying statement of operations for the six months ended June 30, 2014.

18.	INVESTMENT AGREEMENT WITH DUTCHESS OPPORTUNITY FUND II, LP

In June 2011, the Company entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Investment Agreement, Dutchess committed to purchase, in a series of purchase transactions (“Puts”) registered share of the Company’s common stock. The Investment Agreement automatically terminates on August 12, 2014.

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of its common stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) the lesser of the market value of the remaining unsold registered shares or five hundred thousand dollars ($500,000). The purchase price to be paid by Dutchess for the shares of common stock covered by each Put is equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the five-day trading period beginning on the effective date of the Put.

In connection with the Investment Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”), covering 17,500,000 shares of the common stock underlying the Investment Agreement. In addition, during the term of the Investment Agreement, the Company is obligated to maintain the effectiveness of such registration statement.

During the six months ended June 30, 2014 and 2013, the Company sold 4,403,403 and 50,000 registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $161,000 and $5,000, respectively, which were used for general working capital purposes. There were no offering costs related to the sales of these shares. At June 30, 2014, there remained 7,211,244 registered shares underlying the Investment Agreement.

19.	LOSS PER SHARE

For the six months ended June 30, 2014 and 2013, diluted net loss per share was based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock because the Company incurred a net loss in those periods and the effect of including any of the potentially dilutive shares of common stock in the calculation would have been anti-dilutive.

The following presents the potentially issuable shares of common stock upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	703,000	$0.0280		703,000
Common stock options	100,000	0.0420	-	100,000
Common stock options	5,607,000	0.0600	5,607,000	-
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	500,000	0.0200	500,000	N/A
Common stock warrants	666,667	0.0225	666,667	N/A
Common stock warrants	1,000,000	0.0250	1,000,000	N/A
Common stock warrants	333,333	0.0300	333,333	N/A
Common stock warrants	2,714,287	0.0350	2,714,287	N/A
Common stock warrants	7,125,000	0.0400	7,125,000	N/A
Common stock warrants	333,333	0.0450	333,333	N/A
Common stock warrants	400,000	0.0500	400,000	N/A
Common stock warrants	2,181,819	0.0550	2,181,819	N/A
Common stock warrants	2,000,000	0.0600	2,000,000	N/A
Common stock warrants	4,269,838	0.0625	4,269,838	N/A
Common stock warrants	571,429	0.0700	571,429	N/A
Common stock warrants	666,666	0.0900	666,666	N/A
Common stock warrants	416,667	0.1200	416,667	N/A
Common stock warrants	1,200,000	0.2500	1,200,000	N/A
Common stock warrants	833,333	0.2700	833,333	N/A
Common stock warrants	153,846	0.3250	153,846	N/A
Common stock warrants	1,361,903	0.3500	1,361,903	N/A
Various convertible notes	24,200,138	(1)	N/A	N/A
Total	63,428,259		38,425,121	803,000

(1)	The principal amount of convertible promissory notes outstanding at June 30, 2014 was $447,000. Under the convertible terms of these notes, the number of shares of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading price of the common stock over a defined number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of June 30, 2014. More detailed descriptions of these convertible notes is contained in Note 13.

20.	SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended June 30, 2014 and 2013 amounted to $10,000 and $10,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV® technology patent in force at that date.

21.	STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan. At June 30, 2014, all of the shares of common stock authorized under the Stock Plan had been granted and no further grants may be awarded thereunder.

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. The 2014 Stock Plan has not yet been adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At June 30, 2014, none of the shares of common stock authorized under the 2014 Stock Plan had been granted.

The Stock Plan and the 2014 Stock Plan (the “Stock Plans”) are administered by the board and the Compensation Committee. Subject to the provisions of the Stock Plans, the board and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock, or by any other method approved by the board or Compensation Committee. Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

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

During the six months ended June 30, 2014, options to purchase 703,000 shares of common stock at an exercise price of $0.028 per share were granted. No employee stock options were granted during the six months ended June 30, 2013. No stock options became vested during the six months ended June 30, 2014. During the six months ended June 30, 2013, stock options to purchase 5,607,000 shares of common stock at an exercise price of $0.06 per share became vested. There were 803,000 unvested stock options with exercise prices ranging from $0.028 to $0.042 per share, outstanding at June 30, 2014.

During the three months ended June 30, 2014 and 2013, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $4,000 and $90,000, respectively. For the three months ended June 30, 2014 and 2013, $-0- and $15,000, respectively, of this amount is included in research and development expenses and $4,000 and $75,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

During the six months ended June 30, 2014 and 2013, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $5,000 and $179,000, respectively. For the six months ended June 30, 2014 and 2013, $-0- and $15,000, respectively, of this amount is included in research and development expenses and $5,000 and $164,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

Details of the common stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/14	$0.042 - $1.00	11,797,000	14	11,697,000	$0.019	$0.180
Stock options Granted	$0.028	703,000	20	-	$0.028	$0.028
Balance, 6/30/14	$0.028 - $1.00	12,500,000	12	11,697,000	$0.184	$0.169

No stock options were exercised, forfeited or expired during the six months ended June 30, 2014 and 2013.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model, which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21% - 4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00%

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company initially obtained the volatility factor of other publicly traded engine manufacturers that were also in the research and development stage. Subsequently, once sufficient trading history became available, the volatility factor was calculated based on the historical daily closing prices of the Company’s common stock on the OTCQB.
●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.
●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent black-out periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.
●	No expected dividends.

22.	INCOME TAXES

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

Deferred tax assets increased by $922,000 and $425,000 for the six months ended June 30, 2014 and 2013, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during the periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2014 and 2013.  Based on the management's evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  Management's evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the six months ended June 30, 2014 and 2013, there were no penalties or interest related to the Company’s income tax returns.

23.	RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of base compensation and benefits paid to George J. Coates, Gregory Coates and Bernadette Coates is summarized as follows:

	For the Six Months Ended June 30,
	2014	2013
George J. Coates (a), (b), (c), (d), (e)	$8,000	$29,000
Gregory Coates	87,000	87,000
Bernadette Coates (f)	2,000	13,000

(a)	For the six months ended June 30, 2014 and 2013, George J. Coates earned additional base compensation of $125,000 and $106,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at June 30, 2014 and 2013, respectively.
(b)	For the six months ended June 30, 2014, George J. Coates was awarded 38,428 shares of Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2014. The estimated fair market value of these shares amounted to $96,000.
(c)	During the six months ended June 30, 2013, George J. Coates was awarded 12,213,322 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued in 2013. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.
(d)	In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.
(e)	During the six months ended June 30, 2013, the Company recorded stock-based compensation expense amounting to $58,000 in connection with employee stock options granted to George J. Coates during 2012.
(f)	For the six months ended June 30, 2014 and 2013, Bernadette Coates earned additional base compensation of $34,000 and $23,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at June 30, 2014 and 2013, respectively.

Promissory Notes to Related Parties

The Company issued promissory notes to related parties during the six months ended June 30, 2013, repaid certain of the promissory notes and converted certain promissory notes to related parties into restricted shares of common stock during the six months ended June 30, 2014 and 2013. These transactions are discussed in detail in Note 12. The promissory notes to related parties are payable on demand, and with the exception of non-interest bearing promissory note payable to Gregory Coates, bear interest at the rate of 17% per annum, compounded monthly.

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the six months ended June 30, 2014 and 2013 are discussed in detail in Note 17.

These transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility. Mr. Coates has also provided a personal guaranty as additional collateral for the finance lease obligation discussed in Note 11.

Other

For the three months ended June 30, 2014 and 2013, Barry C. Kaye, Treasurer and Chief Financial Officer earned compensation of $42,000 and $29,000 and was paid compensation of $30,000 and $5,000, respectively. For the six months ended June 30, 2014 and 2013, Mr. Kaye earned compensation of $70,000 and $61,000 and was paid compensation of $90,000 and $5,000, respectively. Commencing in the fourth quarter of 2012, the Company began deferring payment of Mr. Kaye’s compensation in order to preserve its working capital. As additional working capital is made available, a portion of this deferred compensation is being paid to Mr. Kaye. At June 30, 2014 and 2013, the remaining deferred balance of his compensation amounted to $100,000 and $98,000, respectively. These amounts are included in accounts payable and accrued liabilities in the accompanying balance sheets at June 30, 2014 and 2013, respectively.

24.	LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserted that the Company was liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provided that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013 and the 15th day of March 2014, June 2014, September 2014 and February 2015, respectively. The parties also executed mutual releases. The remaining unpaid balance of the settlement of $35,000 is included in accounts payable and accrued liabilities on the accompanying balance sheet at June 30, 2014. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased up to $200,000.

The Company is not a party to any other litigation that is material to its business.

25.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),”: which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will be required to adopt this accounting standard in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives, however, at this time it does not anticipate that it will have a material effect on its financial statements.

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

The following events occurred subsequent to June 30, 2014:

Repayment of 17% Promissory Notes Issued to Related Parties

Subsequent to June 30, 2014, the Company partially paid accrued interest on 17% promissory notes due to George J. Coates and repaid principal on 17% promissory notes due to Bernadette Coates amounting $20,000 and $5,000, respectively.

Anti-dilution Shares issued to George J. Coates Related to New Shares of Common Stock Sold

Subsequent to June 30, 2014, the Company issued 1,763 shares of Series A Preferred Stock to Mr. Coates representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $4,000. The additional shares of Series A Preferred Stock entitle Mr. Coates to 17,630,000 additional votes on all matters brought before the shareholders for a vote. This brought the total number of shares of Series A Preferred Stock held by Mr. Coates to 181,664.

Establishment of New Anti-dilution Program, Conversion of Series A Preferred Stock and Issuance of Series B Convertible Preferred Stock

On July 3, 2014, the board of directors consented to (i) the conversion of all of the 181,664 shares of Series A Preferred Stock held by George J. Coates into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”) at a conversion rate of one share of Series B for each share of Series A, (ii) an anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates; and (iii) a modified anti-dilution plan, effective as of July 3, 2014 (the Modified Plan”) for George J. Coates.

All of the shares of Series A Preferred Stock that were converted, were cancelled and restored to unissued status.

The anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates was determined to be the number of shares of Series B required to restore Mr. Coates’ ownership percentage of outstanding common stock on a pro forma basis to 78%, assuming all of the Series B shares were converted into common stock. The ownership percentage of 78% represents the percentage of outstanding common stock that Mr. Coates held at December 31, 2002.

The net effect of the cancellation of all of the shares of Series A Preferred Stock and the issuance of 256,664 shares of Series B Convertible Preferred Stock on the number of total votes held by Mr. Coates was to reduce his number of votes from 2,091,150,787 to 517,142,267.

Under the Modified Plan, for each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to Mr. Coates equal to that number of shares of Series B required to maintain his ownership percentage of outstanding shares of common stock outstanding on a pro forma basis, at 78%.

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a public offering of the Company’s securities or a merger or acquisition.

In August 2014, the Company awarded 50,000 new shares of Series A Preferred Stock to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company. The estimated fair value of these shares was $125,000. These shares entitle Mr. Coates to 500 million additional votes on all matters brought before the shareholders for a vote.

On July 28, 2014, the board of directors consented to an anti-dilution program which provides that shares of Series B Convertible Preferred Stock be issued to Gregory G. Coates whenever new shares of common stock are issued to non-Coates family members in order to maintain his ownership percentage of common stock at 5.31% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B Convertible Preferred Stock are converted to common stock. This was his percentage ownership of common stock at December 31, 2002. The number of shares of Series B Convertible Preferred Stock issued on July 28, 2014 based on this anti-dilution program was 29,002.

On July 28, 2014, the board of directors consented to an anti-dilution program which provides that shares of Series B Convertible Preferred Stock be issued to Barry C. Kaye whenever new shares of common stock are issued to non-Coates family members in order to maintain his ownership percentage of common stock at 0.04157% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B Convertible Preferred Stock are converted to common stock. This was the weighted average percentage ownership of common stock he purchased, based on the number of shares of common stock outstanding on each date he acquired additional shares of common stock. The number of shares of Series B Convertible Preferred Stock issued on July 28, 2014 based on this anti-dilution program was 2,069.

The issuance of these shares of Series B Convertible Preferred Stock to Gregory G. Coates and Barry C. Kaye triggered the issuance of an additional 115,006 shares of Series B Convertible Preferred Stock to George J. Coates, in accordance with the anti-dilution program in effect for George J. Coates. After this issuance to George J. Coates, he held a total of 371,670 shares of Series B Convertible Preferred Stock.

Under this new anti-dilution Plan, for each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B Convertible Preferred Stock will be issued to Gregory G. Coates and Barry C. Kaye equal to that number of shares of Series B required to maintain their ownership percentage of outstanding shares of common stock outstanding on a pro forma basis, at 5.31% and 0.04157, respectively.

After the issuances described herein of shares of Series B Convertible Preferred Stock issued on July 28, 2014, there were a total of 402,741 shares of Series B Convertible Preferred Stock outstanding.

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a public offering of the Company’s securities or a merger or acquisition.

In the event that all of the 402,741 shares of Series B Convertible Preferred Stock outstanding were converted, once the conversion restrictions lapse, an additional 402,741,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding, this would dilute the ownership percentage of non-affiliated stockholders from 30.0% to 15.1%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

Equity Purchase and Registration Rights Agreements

On July 2, 2014, the Company entered into an equity purchase agreement (the “EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the EP Agreement, Southridge shall commit to purchase up to Ten Million ($10,000,000) Dollars of the Company’s common stock over the course of thirty-six (36) months. The purchase price for the shares of common stock shall be equal to 94% of the lowest daily VWAP of the stock during the ten trading days that comprise the defined pricing period. The Company is entitled exercise a Put to Southridge by delivering a Put Notice, which requires Southridge to remit the dollar amount stated in the Put Notice at the end of the pricing period, provided, however, that for each day during the pricing period, if any, that the daily VWAP of the Company’s common stock falls 25% or more below the Floor Price, as hereinafter defined, then the dollar amount of the Put shall be reduced by 10% for each such day. The Company may stipulate a Floor Price below which, no shares of common stock may be sold by Southridge, however, the Floor price shall not be lower than the lowest daily VWAP during the ten trading days preceding the date of the Put Notice.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC covering 40,000,000 shares of common stock underlying the EP Agreement within 120 days. In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 5 business days after the notification from the SEC that the Registration Statement may be declared effective.

Conversion of Convertible Promissory Notes

Subsequent to June 30, 2014, the following convertible notes were converted by the holder into shares of common stock:

●	$20,000 principal amount of 12% convertible promissory notes with a 60% conversion rate, including accrued interest thereon, was converted into 1,243,153 unregistered shares of the Company’s common stock.
●	$10,000 principal amount of 12% convertible promissory notes with a 70% conversion rate, including accrued interest thereon, was converted into 529,101 unregistered shares of the Company’s common stock.
●	$6,000 principal amount of 10% convertible promissory notes with a 58% conversion rate, including accrued interest thereon, was converted into 390,068 unregistered shares of the Company’s common stock.

Issuances of Convertible Promissory Notes

Subsequent to June 30, 2014, the following convertible notes were issued:

●	A $50,000 convertible promissory note which bears interest at the rate of 5% per annum and matures in July 2015, if not converted prior thereto. The Company received net proceeds of $45,000 after transaction costs. This note may be prepaid during the first 90 days by paying a 30% prepayment penalty and during the next 90 days by paying a 45% prepayment penalty and may not be prepaid thereafter. Commencing 180 days after issuance, the note is convertible at any time, in whole, or in part, at the option of the holder at a conversion rate equal to 63% of the average of three lowest daily VWAP trading prices during the 20 trading day period prior to the date of conversion. In connection with the issuance of this convertible note, the Company has reserved 8,503,000 shares of its common stock in anticipation of the note being converted.
●	A $30,000 convertible promissory note which bears interest at the rate of 12% per annum and matures in July 2015, if not converted prior thereto. This was the balance of the $100,000 convertible note arrangement described in Note 13. The Company received net proceeds of $27,000 after transaction costs. This note may be prepaid during the first 180 days by paying a 30% prepayment penalty and may not be prepaid thereafter. Commencing 180 days after issuance, the note is convertible at any time, in whole, or in part, at the option of the holder at a conversion rate equal to the lesser of $0.05 per share or 70% of the lowest trading price during the 20 trading day period prior to the date of conversion. In connection with the issuance of this convertible note, the Company has reserved 6,500,000 shares of its common stock in anticipation of the note being converted.
●	An $84,000 convertible promissory note which bears interest at the rate of 8% per annum and matures in July 2015, if not converted prior thereto. The Company received net proceeds of $82,000 after transaction costs. The note may be prepaid during the first six months the note is outstanding by paying a prepayment penalty equal to 30% during the first 60 days, increasing in 5% increments each month to a maximum of 50%. Commencing 180 days after issuance, the note is convertible at any time, in whole, or in part, at the option of the holder at a conversion rate equal to 61% of the average of three lowest closing bid prices during the 10-day trading period prior to the date of conversion. In connection with the issuance of this convertible note, the Company has reserved 25,000,000 shares of its common stock in anticipation of the note being converted.
●	A $52,500 convertible promissory note which bears interest at the rate of 9.75% per annum. This was an additional tranche to the 9.75% convertible note facility described in Note 13. The Company received net proceeds of $50,000 after transaction costs. The holder may convert the convertible note at any time beginning six months after funding, into shares of the Company's common stock at a fixed rate of $0.055 per share. In addition, there are mandatory monthly conversions beginning 180 days after funding. Each monthly conversion amount shall generally be equal to one-twelfth of the original amount funded, plus accrued interest and any other fees or penalties assessed in accordance with the Agreement. The number of shares of common stock to be initially delivered upon conversion shall be equal to the dollar amount being converted divided by the variable conversion price. The variable conversion price is the lesser of $0.055 per share, or 70% of the average of the three lowest daily volume weighted average prices (“VWAP”) over the 15 trading day period prior to the date of conversion. The number of shares of the Company's common stock required to be issued to the investor upon any mandatory conversion may be subsequently adjusted upward in the event that the recalculated variable conversion price on the 23rd trading day following the date of conversion is lower than the calculated variable conversion price on the date of conversion. In such case, the Company would be required to deliver the incremental number of shares to the investor, determined based on the recalculated variable conversion price.

Deferred Compensation

Through August 13, 2014, George J. Coates, Bernadette Coates and Barry C. Kaye agreed to additional deferral of their compensation amounting to $32,000, $9,000 and $6,000, respectively, and Mr. Kaye was paid $15,000 of his deferred compensation, bringing the net balance of their deferred compensation to $388,000, $99,000 and $100,000, respectively.

Termination of Investment Agreement with Dutchess

On August 12, 2014, the Investment Agreement discussed in Note 18, that established an equity line of credit with Dutchess expired in accordance with its terms.

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

Background

We have completed development of the Coates spherical rotary valve (“CSRV®”) system technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. We have been primarily investing our management time and resources in trying to secure new working capital and developing plans for transitioning to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace. We are also focused on negotiating a non-exclusive sublicense agreement with an entity in China for the distribution of CSRV products into the United States.

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a manufacturing defect by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As soon as we raise sufficient working capital to procure new cast-steel head castings to resolve the cracked head problem, we will undertake to retrofit and repair the Gen Sets originally shipped to Almont and begin field testing the generators. Thereafter, we will begin to ramp-up production.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Sources of such new working capital include issuances of promissory notes and convertible promissory notes, selling shares of our common stock through the equity purchase agreement with Southridge Partners II, LP once the registration statement for the common stock to be sold under the agreement is declared effective by the SEC, sales of our common stock and warrants through private transactions, sales of CSRV® products, sales of our equity and/or debt securities through private placement offerings, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.  The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

New Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. If successful, this application will only require an available supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and are designed to operate relatively trouble-free on various alternative fuels, which would also include Hydroxy-Gas. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. At this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor. Accordingly, we do not have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. We are responsible for all costs incurred related to the development of this technology.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock and Series B Convertible Preferred Stock issued, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Recent Developments

Intention to Merge with China-Based Manufacturing and Casting Company

In August 2013, we signed a letter of commitment with a China-based manufacturer and casting company. This company also owns coal mining operations in China. The parties agreed to enter into negotiations and undertake due diligence with a mutual goal of merging the two companies for the purpose of establishing large scale production in China of industrial CSRV® electric power generators. An important element in ensuring success of this transaction is that we intend to undertake a public offering in the U.S. and Hong Kong to raise US$300 – 500 million. As this transaction is at an early stage and progress to date has been slow, there can be no assurance that it will be consummated. At this time, we are not working on this transaction because we are focused on negotiating a non-exclusive sublicense with another entity in China for the distribution of CSRV products into the United States. We continue to hold open the opportunity to resume efforts towards the merger at some point in the future.

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Our principal business activities and efforts for the three months ended June 30, 2014 and 2013 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start-up of large scale manufacturing operations, and (ii) developing plans for transitioning to large scale manufacturing. In addition, during the six months ended June 30, 2014, we (i) conducted continued research and development to apply the aforementioned new Hydrogen Reactor technology to power a CSRV® engine and (ii) focused on negotiating a non-exclusive sublicense with an entity in China for the distribution of CSRV products into the United States. During the three months ended June 30, 2013, we were also engaged, to a limited extent, in research and development activities related to applying the CSRV® technology to industrial engines.

Although we incurred substantial net losses for the three months ended June 30, 2014 and 2013 of ($2,353,518) and ($1,176,171), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses. These net losses should be considered in view of the fact that actual cash used for operations was less than these net losses. Cash used for operations for the three months ended June 30, 2014 and 2013 amounted to ($347,513) and ($185,209), respectively.

Revenues

There were no sales and no revenues from research and development for the three months ended June 30, 2014 and 2013.

Sublicensing fee revenue for the three months ended June 30, 2014 and 2013, amounted to $4,800 and $4,800, respectively.

Operating Expenses

Research and Development Expenses

For the three months ended June 30, 2014 and 2013, research and development activities were primarily focused on development of the Hydrogen Reactor. Research and development expenses for the three months ended June 30, 2014 and 2013 amounted to $105,424 and $79,364, respectively. Included in research and development expenses for the three months ended June 30, 2014 and 2013 were $102,600 and $59,900, respectively, of allocated compensation and benefits, $-0- and $14,500, respectively of allocated stock-based compensation expense and $2,824 and $4,964, respectively, of parts and materials.

General and Administrative Expenses

General and administrative expenses increased to $1,703,916 for the three months ended June 30, 2014 from $570,335 in the corresponding period in 2013. This net increase of $1,133,581 primarily resulted from the following: an increase in non-cash stock-based compensation expense of $1,166,984, an increase in financing costs of $24,684, an increase in insurance of $4,862, an increase in travel and entertainment of $4,124, an increase in investor relations expenses of $2,971, an increase in utilities of $2,491, an increase in property taxes of $2,545, an increase in technology costs of $1,590 and a net increase in other general and administrative expenses of $2,442, partially offset by a decrease in compensation and benefits of $44,230 which was primarily due an increase of $42,700 in the amount of compensation and benefits allocated to research and development expenses for the three months ended June 30, 2014, a decrease in patent maintenance of $13,298, a decrease in legal and professional fees and expenses of $12,938, a decrease in SEC filing costs of $4,335, a decrease in office expenses of $2,189 and a decrease in miscellaneous expenses of $2,121.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2014 decreased by $521 to $16,100 from $16,621 for the three months ended June 30, 2013.

Other Expense

Other expense for the three months ended June 30, 2014 and 2013, consisted of an increase in the fair value of embedded derivative liabilities amounting to $289,563 and $412,515, respectively, a loss on conversion of convertible notes of $25,089 and $-0-, respectively, and interest expense of $218,226 and $102,136, respectively.

Provision for Income Taxes

The change in deferred tax assets for the three months ended June 30, 2014 and 2013 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($2,253,518) and ($1,176,171) for the three months ended June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Our principal business activities and efforts for the six months ended June 30, 2014 and 2013 were devoted to (i) undertaking efforts to raise additional working capital in order to fund the start-up of large scale manufacturing operations, and (ii) developing plans for transitioning to large scale manufacturing. In addition, during the six months ended June 30, 2014, we (i) conducted continued research and development to apply the aforementioned new Hydrogen Reactor technology to power a CSRV® engine and (ii) focused on negotiating a non-exclusive sublicense with an entity in China for the distribution of CSRV products into the United States. During the six months ended June 30, 2013, we were also engaged, to a limited extent, in research and development activities related to applying the CSRV® technology to industrial engines.

Although we incurred substantial net losses for the six months ended June 30, 2014 and 2013 of ($2,864,737) and ($1,982,019), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses. These net losses should be considered in view of the fact that actual cash used for operations was less than these net losses. Cash used for operations for the six months ended June 30, 2014 and 2013 amounted to ($724,908) and ($373,810), respectively.

Revenues

There were no sales and no revenues from research and development for the six months ended June 30, 2014 and 2013.

Sublicensing fee revenue for the six months ended June 30, 2014 and 2013, amounted to $9,600 and $9,600, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the remaining life of the last CSRV® technology patent in force.

Operating Expenses

Research and Development Expenses

For the six months ended June 30, 2014 and 2013, research and development activities were primarily focused on development of the Hydrogen Reactor. Research and development expenses for the six months ended June 30, 2014 and 2013 amounted to $219,594 and $79,364, respectively. Included in research and development expenses for the six months ended June 30, 2014 were $204,700 and $59,900, respectively, of allocated compensation and benefits, $-0- and $14,500, respectively of allocated stock-based compensation expense and $14,894 and $4,964, respectively, of parts and materials.

General and Administrative Expenses

General and administrative expenses increased to $1,969,001 for the six months ended June 30, 2014 from $1,193,947 in the corresponding period in 2013. This net increase of $775,054 primarily resulted from the following: an increase in non-cash stock-based compensation expense of $927,377, an increase in financing costs of $28,068, an increase in utilities of $6,008, an increase in investor relations expenses of $5,318, an increase in legal and professional fees and expenses of $4,739, an increase in miscellaneous expenses of $2,990, an increase in technology costs of $2,642 and an increase in travel and entertainment of $2,274, partially offset by a decrease in compensation and benefits of $147,628 which was primarily due to a $144,800 increase in the allocation of compensation and benefits to research and development expenses for the six months ended June 30, 2014, a decrease in patent maintenance of $48,890, a decrease in property taxes of $3,408 and a net decrease in other general and administrative expenses of $4,435.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2014 decreased by $521 to $32,721 from $33,242 for the three months ended June 30, 2013.

Other Income Expense

Other expense for the six months ended June 30, 2014 and 2013, consisted of an increase in the fair value of embedded derivative liabilities amounting to $172,547 and $482,929, respectively, loss on conversion of convertible notes of $61,713 and $-0-, respectively, and interest expense of $418,761 and $202,137, respectively. Interest expense increased substantially due to the higher level of outstanding convertible promissory notes outstanding during the 2014 period and the interest on the finance lease obligation in the 2014 period.

Provision for Income Taxes

The change in deferred tax assets for the six months ended June 30, 2014 and 2013 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($2,864,737) and ($1,982,019) for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our cash position at June 30, 2014 was $43,834, a decrease of $5,440 from the cash position of $49,274 at December 31, 2013. We had negative working capital of ($6,815,935) at June 30, 2014, which represents a ($1,738,108) reduction from the ($5,077,827) of negative working capital at December 31, 2013. Current liabilities of $6,982,092 at June 30, 2014, increased by $1,730,816 from the $5,251,276 balance at December 31, 2013. The most significant changes in current liabilities resulted from the conversion $1,462,093 of paid-in capital into a non-interest bearing promissory note due to Gregory Coates as discussed in Note 12 and an increase in deferred compensation payable for (i) deferred salaries due to George J. Coates and Bernadette Coates of $158,620; and (ii) a $475,000 estimated obligation of the Company to pay the personal income taxes arising from a stock award made to George J. Coates. Current liabilities were comprised of accounts payable and accrued liabilities of $2,193,616, promissory notes to related parties totaling $1,545,505, a mortgage loan in the amount of $1,478,284, deferred compensation payable of $921,284, embedded derivative liabilities related to convertible promissory notes of $543,826, the net carrying value of convertible promissory notes of $209,391, the current portion of a finance lease obligation of $51,862, the current portion of license deposits of $19,200 and unearned revenue of $19,124.

Operating activities utilized cash of ($724,908) during the six months ended June 30, 2014, which primarily consisted of a net loss for the period of ($2,864,737), decreased by non-cash stock-based compensation expense of $1,526,426, non-cash interest expense of $334,501, a $172,547 non-cash increase in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, an increase in deferred compensation of $158,620, a non-cash loss on conversion of convertible promissory notes of $61,713, depreciation and amortization of $32,721 and non-cash financing costs of $5,123, partially offset by and non-cash sublicensing revenues of $9,600. In addition, changes in current assets and liabilities consisted of a net decrease in accounts payable and accrued liabilities of $83,344, a decrease in embedded derivative liabilities related to convertible promissory notes of $57,024 and a decrease in deferred offering costs and other assets of $1,853.

There were no investing activities for the six months ended June 30, 2014.

Financing activities generated net cash of $719,468 for the six months ended June 30, 2014, consisting of proceeds from issuance of common stock and warrants of $290,000, proceeds from issuance of common stock under an equity line of credit of $161,636, proceeds from issuance of convertible notes amounting to $425,500, offset by partial repayments of promissory notes to related parties amounting to ($100,000), mortgage loan principal payments of ($35,000) and finance lease obligation payments of ($22,668).

In the opinion of management, we will be required to raise additional working capital to fully achieve our objectives to enter the production phase of our operations. Various potential sources of such additional working capital are anticipated to come from one or more of the following: issuances of convertible notes, issuances of promissory notes to related parties, private sales of common stock and common stock warrants and selling shares of our common stock through the equity purchase agreement with Southridge Partners II, LP once the registration statement for the common stock to be sold under the agreement is declared effective by the SEC.

Going Concern

We have incurred net recurring losses since inception, amounting to ($36,842,049), as of June 30, 2014, primarily consisting of research and development expenses and had a stockholders’ deficiency of ($4,964,585). These research and development expenses which were incurred to develop the CSRV® system technology could begin to create value if we are able to raise sufficient working capital and commence production of our CSRV® engines. We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

During the six months ended June 30, 2014, we raised additional working capital of $877,136, consisting of proceeds of $290,000 from sales of common stock and warrants to the son of Dr. Richard W. Evans, a director, proceeds from sales of common stock under an equity line of credit of $161,636 and proceeds from issuances of $425,500 of convertible notes. Subsequent to June 30, 2014, we raised additional working capital of $216,000 from issuances of convertible notes.

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

Critical Accounting Policies

The Company’s significant accounting policies are partially presented in the Company’s notes to financial statements for the six months ended June 30, 2014 which are contained in this filing, the Company’s quarterly report on Form 10-Q and are fully presented in the notes to financial statement for the year ended December 31, 2013 which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

A number of other accounting policies rely on significant estimates which include determining the fair value of convertible notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock and Series B Convertible Preferred Stock issued, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which amended the existing accounting standards for revenue recognition. This update is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt this updated standard in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of this update and the transition alternatives, however, at this time it does not expect it will have a material effect on the financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against us in January 2008 in which he asserted that we were liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013, the 15th day of March, June and September 2014 and February 2015, respectively. The parties also executed mutual releases. The first three installments have been paid leaving a remaining balance of $35,000. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased to as much as $200,000.

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

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this Item.

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

In a series of transactions, we made private sales, pursuant to stock purchase agreements of 7,339,286 unregistered shares of our common stock and 7,339,286 common stock warrants to purchase one unregistered share of our common stock at exercise prices ranging from $0.035 to $0.04 per share in consideration for $290,000 received from the son of Dr. Richard W. Evans, a director.

In a series of transactions during 2014, the holder of 8% convertible notes with a conversion rate of 61% converted $138,320 of convertible notes, including accrued interest thereon, into 6,068,694 unregistered shares of common stock.

In June 2014, the holder of 10% convertible notes with a conversion rate of 58% converted $28,712 of convertible notes, including accrued interest thereon, into 1,739,147 unregistered shares of common stock.

In a series of transactions during 2014, the holder of 10% convertible notes with a conversion rate of 58% converted $28,970 of convertible notes, including accrued interest thereon, into 1,744,718 unregistered shares of common stock.

In July 2014, the holder of 12% convertible notes with a conversion rate of 70% converted $10,000 of convertible notes, including accrued interest thereon, into 529,101 unregistered shares of common stock.

In a series of transactions during 2014, the holder of 12% convertible notes with a conversion rate of 60% converted $101,784 of convertible notes, including accrued interest thereon, into 5,530,961 unregistered shares of common stock.

In January 2014, we issued a $35,000 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $33,333, net of original issue discount. The lender may convert the promissory note into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 70% of the lowest daily closing trading price of the Company’s common stock during the twenty trading day period prior to the date of conversion.

In April 2014, we issued a $106,500 principal amount, 9.75% convertible note to an accredited investor and received cash proceeds of $100,000. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding at a conversion rate of $0.055 per share. If not converted by the investor prior thereto, the Company is required to make twelve monthly installment payments of principal and interest either, in cash or by conversion of the installment amount into shares of the Company’s common stock. The conversion rate for such monthly installments is equal to the lesser of $0.055 per share or 70% of the average of the three lowest daily volume weighted average trading prices (“VWAP’s”) of the common stock during the 15 day trading period prior to the date of conversion. The conversion rate is subject to adjustment 23 trading days after the date of conversion if the defined conversion rate on that day is lower than the defined conversion rate on the original date of conversion.

In April 2014, we issued a $40,000 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $34,730, net of financing costs. The investor may convert all, or a portion, of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 70% of the average of the two lowest daily closing trading prices of the common stock during the 25 day trading period prior to the date of conversion.

In April 2014, we issued a $35,000 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $33,333, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 70% of the lowest trading price of the common stock during the 20 day trading period prior to the date of conversion.

In April 2014, we issued a $67,000 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $60,000, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 58% of the lowest trading price of the common stock during the 25 day trading period prior to the date of conversion.

In June 2014, we issued a $68,500 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $66,000, net of transaction costs. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 61% of the average of the three lowest daily VWAP’s of the common stock during the 10 day trading period prior to the date of conversion.

In June 2014, we issued a $73,500 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $70,000, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding at a conversion rate of 65% of the average of the two lowest daily VWAP’s of the common stock during the 20-day trading period prior to the date of conversion.

In July 2014, we issued a $50,000 principal amount, 5% convertible note to an accredited investor and received cash proceeds of $45,000, net of transaction costs. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 63% of the lowest daily VWAP of the common stock during the 20-day trading period prior to the date of conversion.

In July 2014, we issued an $83,500 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $81,500, net of transaction costs. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 61% of the average of the three lowest daily VWAP’s of the common stock during the 10 day trading period prior to the date of conversion.

In July 2014, we issued a $30,000 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $28,334, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 70% of the lowest trading price of the common stock during the 20 day trading period prior to the date of conversion.

In August 2014, we issued a $52,500 principal amount, 9.75% convertible note to an accredited investor and received cash proceeds of $50,000, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company's common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to the lesser of $0.055 per share, or 70% of the average of the three lowest daily volume weighted average prices (“VWAP”) over the 15 trading day period prior to the date of conversion. The number of shares of the Company's common stock required to be issued to the investor upon any mandatory conversion may be subsequently adjusted upward in the event that the recalculated variable conversion price on the 23rd trading day following the date of conversion is lower than the calculated variable conversion price on the date of conversion. In such case, the Company would be required to deliver the incremental number of shares to the investor, determined based on the recalculated variable conversion price.

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

COATES INTERNATIONAL, LTD.

Date: August 14, 2014	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

