Form 10-Q
period 2014-09-30
COATES INTERNATIONAL LTD \DE\
filed 2014-11-13
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No  ☒

As of November 13, 2014, the Registrant had 417,275,828 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$444,096	$49,274
Inventory, net	111,752	111,752
Deferred offering costs	7,547	12,423
Total Current Assets	563,395	173,449
Property, plant and equipment, net	2,134,038	2,179,646
Deferred licensing costs, net	47,803	51,016
Total Assets	$2,745,236	$2,404,111

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,217,519	$2,263,947
Promissory notes to related parties	1,645,505	603,138
Mortgage loan payable	1,463,284	1,513,284
Deferred compensation payable	1,000,594	287,664
Derivative liability related to convertible promissory notes	816,422	366,590
Convertible promissory notes	493,501	125,018
Current portion of license deposits	319,200	19,200
Current portion of finance lease obligation, net of unamortized discount	56,752	43,311
Unearned revenue	19,124	19,124
10% convertible note	-	10,000
Total Current Liabilities	8,031,901	5,251,276
Non-current portion of finance lease obligation, net of unamortized discount	37,032	81,452
Non-current portion of license deposits	288,600	303,000
Total Liabilities	8,357,533	5,635,728

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 designated, 50,000 and 141,473 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	50	141
Series B convertible preferred stock, 1,000,000 shares designated, 423,399 and no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	423	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 403,484,041 and 327,749,176 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	40,348	32,775
Common stock subscribed	100,000	-
Less: Receivable for common stock subscribed	(25,000)	-
Additional paid-in capital	38,916,449	30,712,778
Accumulated deficit	(44,644,567)	(33,977,311)
Total Stockholders' Deficiency	(5,612,297)	(3,231,617)
Total Liabilities and Stockholders' Deficiency	$2,745,236	$2,404,111

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Sublicensing fee revenue	$4,800	$4,800	$14,400	$14,400
Total Revenues	4,800	4,800	14,400	14,400
Expenses:
Research and development costs	103,820	94,856	323,414	174,220
General and administrative expenses	7,103,572	383,664	9,072,527	1,577,612
Depreciation and amortization	16,099	16,621	48,820	49,863
Total Expenses	7,223,491	495,141	9,444,761	1,801,695
Loss from Operations	(7,218,691)	(490,341)	(9,430,361)	(1,787,295)
Other Expense:
(Increase) decrease in estimated fair value of embedded derivative liabilities	(272,596)	224,854	(445,143)	(258,074)
Loss on conversion of convertible notes	(12,811)	-	(74,524)	-
Interest expense	(298,420)	(175,468)	(717,228)	(377,605)
Loss Before Income Taxes	(7,802,518)	(440,955)	(10,667,256)	(2,422,974)
Provision for income taxes	-	-	-	-
Net Loss	$(7,802,518)	$(440,955)	$(10,667,256)	$(2,422,974)

Basic net loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Basic weighted average shares outstanding	404,840,024	341,097,005	373,495,872	337,627,476
Diluted net loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Diluted weighted average shares outstanding	404,840,024	341,097,005	373,495,872	337,627,476

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Net Cash Used in Operating Activities	$(953,184)	$(511,718)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by (Used in) Financing Activities:
Issuance of convertible promissory notes	756,999	160,000
Issuance of common stock and warrants to the son of a director	340,000	105,000
Deposit on tentative China sublicense	300,000	-
Issuance of common stock under equity line of credit	161,636	72,420
Proceeds from common stock subscribed	75,000	-
Issuance of promissory notes to related parties	-	169,094
Repayment of promissory notes to related party	(200,000)	(48,708)
Repayment of mortgage loan	(50,000)	(46,716)
Payments of finance lease obligation	(35,629)	-
Proceeds from sale/leaseback of equipment	-	132,550
Net Cash Provided by Financing Activities	1,348,006	543,640
Net Decrease in Cash and Cash Equivalents	394,822	31,922
Cash and Cash Equivalents, beginning of period	49,274	13,303
Cash and Cash Equivalents, end of period	$444,096	$45,225

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$123,385	$89,171

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$335,421	$-
Conversion of Promissory Notes to Related Parties to Common Stock	229,726	134,688
Conversion of additional paid in capital to Promissory Note to Gregory Coates	1,462,093	-
Stock-based compensation award to George J. Coates for lost benefits of property ownership	950,000	-
	$2,977,240	$134,688

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

September 30, 2014

(All amounts rounded to thousands of dollars)

(Unaudited)

1.	THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the “Company”, or “CIL”), is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Coates International, Ltd. operates in Wall Township, New Jersey.

The Company has acquired the exclusive licensing rights for the Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates and his son, Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

The CSRV® system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine combustion chamber, the CSRV® system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV® system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV® system technology (“Coates Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV® Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into, and expelled from, the cylinder in a shorter period of time.  Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine to produce more power than equivalent conventional engines. The extent to which higher RPM’s, greater volumetric efficiency and thermal efficiency can be achieved with the CSRV® system technology is a function of the engine design and application.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

The accompanying unaudited financial statements of Coates International, Ltd. (the “Company”, or “CIL”) have been prepared in accordance with accounting principles generally accepted for interim financial information and rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations of ($44,645,000), primarily in connection with research and development activities amounting to $27,997,000, non-cash stock-based compensation expense of approximately ($15,025,000) and non-cash expenses recorded pursuant to generally accepted accounting principles related to convertible promissory notes of ($1,622,000); and, as of September 30, 2014 had a stockholders’ deficiency of ($5,612,000) and negative working capital of ($7,469,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of filing of this annual report on Form 10-Q. The financial statements do not include any adjustments that might be necessary should the Company become unable to continue as a going concern.

The substantial doubt about the Company’s ability to continue as a going concern has been reported, as required by generally accepted accounting principles, since 1995. In spite of this continuing doubt, the Company has developed a long history of meeting its obligations as they come due, year after year. During the nine months ended September 30, 2014, the Company met its obligations as they became due by raising additional working capital of $1,634,000, consisting of proceeds from issuances of $757,000 of convertible notes, proceeds of $340,000 from sales of common stock and warrants to the son of Dr. Richard W. Evans, a director, a good faith deposit of $300,000 on a tentative sales and distribution sublicense with a Chinese company, which must be returned if the sublicense agreement is not executed, proceeds from sales of common stock under an equity line of credit of $162,000 and $75,000 from the son of Dr. Richard W. Evans for common stock subscribed.

Although there can be no assurance that the Company will be able to overcome this doubt in the future, the Company’s management believes that it can continue to meet its obligations as they come due in consideration of the following:

●	The Company is preparing to commence manufacturing of a small number of production-quality Gen Sets for sales and installation with end users. The Company has already placed orders for new upper and lower engine heads. In addition, patterns for engine heads and permanent molds for spherical rotary valves are in the process of being modified by outside vendors, for production purposes. This will be the initial step towards moving the Company into ongoing manufacturing and distributions operations for its CSRV® Gen Sets. If successful, this will represent a new source of cash flow and working capital for the Company.

●	In addition, management expects to continue to raise working capital from a number of sources to meet the Company's ongoing obligations as they become due. These sources include deposits on sublicense agreements, including the proposed sublicense discussed in Note 5, sales of common stock and warrants, proceeds from issuances of convertible notes, sales of common stock under an equity purchase agreement, as discussed in Note 19 and proceeds from promissory notes issued to related parties. The Company continues to actively undertake efforts to secure new sources of working capital.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

●	Finally, management has instituted a cost control program intended to restrict variable costs requiring an outlay of cash to only those expenses that are necessary to carry out the Company's activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities.

Majority-Owned Subsidiary

CIL is currently the majority shareholder of Coates Hi-Tech Engines, Ltd. (“Coates Hi-Tech”), a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets.

Reclassifications

Certain amounts included in the accompanying financial statements as of December 31, 2013 and for the nine months ended September 30, 2013 have been reclassified in order to make them comparable to the amounts presented as of and for the nine months ended September 30, 2014.

2.	ACCOUNTING POLICIES

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the nine-month periods ended September 30, 2014 and 2013. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

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

The Company maintains cash balances with two financial institutions. Monies on deposit with one of the institutions is currently fully insured by the Federal Deposit Insurance Corporation. Monies on deposit at the other financial institution amounting to $300,000 are invested in a fund that invests in securities with maturities of 60 days or less. At September 30, 2014, approximately 87% of the fund was invested in bank certificates of deposit, asset backed commercial paper and government agency debt securities.

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

Notes to Financial Statements (Unaudited) - Continued

4.	LICENSING AGREEMENT AND DEFERRED LICENSING COSTS

The Company holds a manufacturing, use, lease and sale license from George J. Coates and Gregory G. Coates for the CSRV® system technology in the territory defined as the Western Hemisphere (the “License Agreement”). Under the License Agreement, George J. Coates and Gregory G. Coates granted to the Company an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV® system technology (the “CSRV® Engine”) and that is currently owned or controlled by them (the “CSRV® Intellectual Property”), plus any CSRV® Intellectual Property that is developed by them during their employment with the Company. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and ownership would revert back to George J. Coates and Gregory G. Coates.

Under the License Agreement, George J. Coates and Gregory G. Coates agreed that they will not grant any licenses to any other party with respect to the CSRV® Intellectual Property.

At September 30, 2014, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $48,000. Amortization expense for the three months ended September 30, 2014 and 2013 amounted to $1,000 and $1,000, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 amounted to $3,000 and $3,000, respectively.

5.	PROPOSED DISTRIBUTION SUBLICENSE AGREEMENT AND SEPARATE LICENSE AGREEMENT WITH RENOWN POWER DEVELOPMENT, LTD.

The Company and Renown Power Development, Ltd., a newly formed, unaffiliated China-based entity (“Renown”), have expressed their mutual intention to execute a non-exclusive sublicense agreement which would permit Renown to distribute the Company’s CSRV® technology-based products throughout territory defined to be the Western Hemisphere (the “Renown Sublicense”). The Company owns the exclusive rights for manufacturing and distribution in the Western Hemisphere granted by its license, as discussed in Note 4.

Under a completely separate, proposed license agreement between The Coates Trust, which owns the manufacturing and distribution rights for the Eastern Hemisphere, and Renown, Renown would be granted manufacturing rights as hereinafter discussed. The Company is not a party to this separate license and, accordingly, would not derive any benefit therefrom.

Renown was established for the purpose of manufacturing and distributing CSRV® products. The proposed terms of the Renown Sublicense granted by the Company, which would only grant Renown distribution rights, provide for a licensing fee totaling US$100 million, payable to the Company, as follows:

●	An initial refundable good faith deposit of US$500,000, $300,000 of which has already been paid to the Company even though the terms and conditions of the Renown Sublicense are still being reviewed by the parties. This deposit is refundable until the definitive Sublicense Agreement is executed by the parties.
●	The US$200,000 balance of the deposit is to be paid to the Company promptly after the Company delivers a demonstrator CSRV® engine generator to Renown in China, which has already been shipped.
●	Thereafter, it is proposed that Renown pay 25% of the gross sales proceeds from sales and distribution of all CSRV® products by Renown and any other China-based entities that Renown may sublicense distribution rights to, as may be permitted by the proposed Renown Sublicense Agreement, until the $99.5 million balance is paid in full. Earlier payment of all or a portion of the balance may be required in the event that Renown successfully raises certain amounts of new working capital, as defined.

Pursuant to a separate proposed agreement, the Company would provide technical support to Renown in connection with its CSRV® products manufacturing operations.

The Coates Trust, which owns the manufacturing and distribution rights to the CSRV® products, intends to grant Renown a separate license for manufacturing CSRV® products strictly within China and for distribution of CSRV® products throughout the Eastern Hemisphere (“The Coates Trust License”). This manufacturing and distribution license is intended to be exclusive within China and the distribution of CSRV® products in the Eastern Hemisphere would be non-exclusive outside of China. As the Company is not a party to The Coates Trust License, it will not derive any benefit therefrom.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

6.	AGREEMENTS ASSIGNED TO ALMONT ENERGY INC.

Almont Energy Inc. (“Almont”), a privately held, independent third-party entity based in Alberta, Canada is the assignee of a sublicense which provides for a $5,000,000 license fee to be paid to the Company and covers the use of the CSRV® system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). Almont is also the assignee of a separate research and development agreement (“R&D Agreement”) which requires that Almont pay the remaining balance of an additional $5,000,000 fee to the Company in consideration for the development and delivery of certain prototype engines. The Company completed development of the prototypes in accordance with this agreement at the end of 2007. The R&D Agreement has not been reduced to the form of a signed, written agreement.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At September 30, 2014, the remaining balance of the Release Payment due to the Company was $5,847,000.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

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

7.	INVENTORY

Inventory was comprised of the following:

	September 30, 2014	December 31, 2013

Raw materials	$440,000	$440,000
Work-in-process	59,000	59,000
Finished goods	-	-
Reserve for obsolescence	(387,000)	(387,000)
Total	$112,000	$112,000

8.	LICENSE DEPOSITS

At September 30, 2014, license deposits consisted of the following:

●	A non-refundable deposit of $308,000, which is net of amortization and primarily relates to a $300,000 sublicense deposit received in prior years as a down payment on the Canadian License. This sublicense deposit is being recognized as revenue on a straight-line basis over the remaining life of the last CSRV® technology patent in force through 2027. Sublicensing fee revenue for the three months ended September 30, 2014 and 2013 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2014 and 2013 amounted to $15,000 and $15,000, respectively. The non-current portion at September 30, 2014 and December 31, 2013 and amounting to $289,000 and $303,000, respectively, is presented in the non-current liabilities section of the accompanying balance sheets.
●	A $300,000 good faith deposit received in connection with the sublicense agreement as more fully discussed in Note 5.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	September 30, 2014	December 31, 2013

Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(845,000)	(799,000)
Total	$2,134,000	$2,180,000

Depreciation expense for the three months ended September 30, 2014 and 2013 was $15,000 and $16,000, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $46,000 and $47,000, respectively.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013

Legal and professional fees	$1,378,000	$1,388,000
General and administrative expenses	245,000	301,000
Accrued interest expense	346,000	264,000
Accrued compensation and benefits	134,000	196,000
Research and development costs	115,000	115,000
Total	$2,218,000	$2,264,000

11.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2015. Interest expense for the three months ended September 30, 2014 and 2013 amounted to $29,000 and $28,000, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 amounted to $83,000 and $87,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at September 30, 2014 was $1,463,000.

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

Notes to Financial Statements (Unaudited) - Continued

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

For the three months ended September 30, 2014, interest expense on this lease amounted to $13,000 which is included in interest expense in the accompanying statements of operations. For the nine months ended September 30, 2014, interest expense on this lease amounted to $40,000, which is included in interest expense in the accompanying statements of operations.

13.	PROMISSORY NOTES TO RELATED PARTIES

Promissory due to George J. Coates

During the nine months ended September 30, 2014 and 2013, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $-0- and $102,000, respectively, and repaid promissory notes in the aggregate principal amount of $145,000 and $39,000.

During the period from March 28, 1991 through April 15, 1994, Mr. Coates made cash outlays of his own personal funds to acquire the Company’s headquarters, research and development and warehouse facility amounting to $950,000. Mr. Coates contributed this property to the Company and did not receive any consideration for this contribution. At that time, the $950,000 purchase price was added to the Company’s additional paid-in capital. Mr. Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. On April 28, 2014, the board of directors adopted a resolution to convert $950,000 of additional paid-in capital of the Company into a non-interest bearing promissory note payable on demand due to Mr. Coates. The intent of this resolution was to compensate Mr. Coates for his lost benefits of ownership of the Company’s headquarters, research and development and warehouse facility subsequent to the date he contributed this property. Mr. Coates offered to apply this amount towards the purchase of additional shares of the Company’s common stock.

On April 29, 2014, the board of directors adopted another resolution to convert this non-interest bearing demand loan in the amount of $950,000, along with $50,000 of interest bearing, 17% promissory notes due to Mr. Coates into shares of the Company’s common stock, bringing the total amount converted to $1 million. The conversion price per share was determined to be equal to the closing trading price of the common stock on April 29, 2014. The closing trading price on that date was $0.0252 per share. As a result of this resolution, 39,682,540 restricted shares of common stock were issued to Mr. Coates as of April 29, 2014. As a result of the conversion of the promissory notes into shares of common stock, stockholders experienced a dilution. The percentage of the Company owned by non-affiliate shareholders decreased from 32.9% to 29.5% of the outstanding common stock of the Company. The net effect on the Company’s balance sheet was to decrease current liabilities by $50,000 and decrease stockholders’ deficit by the same amount.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

In addition, during May 2014, by mutual consent between Mr. Coates and the Company, the remaining $370,000 principal amount of the promissory notes due to Mr. Coates was converted into restricted shares of common stock of the Company at the closing price per share of $0.029 on May 30, 2014. These promissory notes arose from cash lent to the Company for working capital purposes from Mr. Coates’ personal funds. As a result, the Company issued 12,749,162 shares of restricted common stock to Mr. Coates. In September 2014, by mutual consent between Mr. Coates and the Company, a $200,000 portion of the transaction converting promissory notes to common stock was rescinded. Accordingly, 6,896,552 shares of common stock were returned, cancelled and restored to authorized, unissued status and $200,000 of promissory notes due to Mr. Coates was reinstated as a liability. The net result of this transaction and the partial rescission of this transaction was to reduce current liabilities by $170,000 and reduce stockholders’ deficiency by the same amount. In addition, annual interest expense will be reduced by approximately $29,000.

At September 30, 2014, the balance of accrued interest of $275,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2014.

Promissory Note Issued to Gregory G. Coates

During the period from August 21, 1995 to February 14, 1996, Gregory G. Coates, son of George J. Coates, President, Technology Division and director, in a series of payments, made cash outlays from his own personal funds on behalf of the Company, in an amount which aggregated $1,462,000 to provide needed working capital to the Company in order for it to continue its operations. Gregory G. Coates contributed these funds to the Company and did not receive any consideration for this contribution. At that time, the $1,462,000 of cash outlays was added to the Company’s additional paid-in capital. Gregory G. Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. Gregory G. Coates has requested that this amount of additional paid-in capital be converted into a non-interest bearing promissory note. On April 28, 2014, the board of directors adopted a resolution to convert $1,462,000 of additional paid-in capital of the Company into a non-interest bearing promissory note payable on demand, due to Gregory G. Coates. As a result, the Company’s additional paid-in capital decreased by $1,462,000 and current liabilities increased by $1,462,000.

Promissory Notes Issued to Bernadette Coates

During the nine months ended September 30, 2014 and 2013, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $-0- and $68,000, respectively, and repaid promissory notes in the aggregate principal amount of $55,000 and $10,000, respectively, bringing the outstanding balance at September 30, 2014 to $68,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. The balance of unpaid, accrued interest on these notes at September 30, 2014 amounted to $47,000, which is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2014.

For the three months ended September 30, 2014 and 2013, aggregate interest expense on all promissory notes to related parties amounted to $25,000 and $26,000, respectively. For the nine months ended September 30, 2014 and 2013, aggregate interest expense on all promissory notes to related parties amounted to $92,000 and $88,000, respectively.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

8% Convertible Promissory Notes with a 61% Conversion Rate

At September 30, 2014, there were four 8% convertible promissory notes with a conversion rate of 61% outstanding in the aggregate principal amount of $257,000 which mature in March, April, June and July 2015, if not converted prior thereto. These notes may be converted into unregistered shares of the Company’s common stock, in whole, or in part, at any time beginning 180 days after the date of issuance of the Notes, at the option of the holder. The conversion price shall be equal to 61% multiplied by the Variable Conversion Rate, which is equal to the average of the three (3) lowest closing bid prices of the common stock during the 10 trading day period prior to the date of conversion. These notes may be prepaid during the first six months the notes are outstanding by paying a prepayment penalty equal to 30% during the first 60 days, increasing in 5% increments each month to a maximum of 50%. The Company has reserved 77,500,000 shares of its unissued common stock for potential conversion of the convertible note.

In a series of transactions during the nine months ended September 30, 2014, 8% convertible promissory notes with an aggregate principal balance, including accrued interest of $138,000 were converted into 6,068,694 unregistered shares of common stock.

8% Convertible Note with a 67.5% Conversion Rate

In April 2014, the Company issued a $40,000, 8% convertible note which matures in January 2015, if not converted prior thereto, and received proceeds of $35,000, net of transaction costs. The Company may prepay the convertible note during the first 180 days the note is outstanding by paying 25% prepayment penalty during the first 30 days, increasing in 5% increments each month to a maximum of 50%. The lender may convert the promissory notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 67.5% of the average of the two lowest closing trading prices of the Company’s common stock during the 25 trading day period prior to the date of conversion. The Company has reserved 7,750,000 shares of its unissued common stock for potential conversion of the convertible note.

9.75% Convertible Promissory Note Facility

In April, 2014, the Company entered into a 9.75% convertible note facility agreement (the “Agreement”) with an investor. The Agreement provides that the investor will fund up to $317,000, including an initial tranche of $107,000 and four additional tranches of $52,500 each, which mature 18 months after the date of funding. As of September 30, 2014, the investor had funded $159,000 of this facility. The investor may convert the convertible notes at any time beginning six months after funding, into shares of the Company’s common stock at a fixed rate of $0.055 per share. In addition, there are mandatory monthly conversions beginning 180 days after funding. Each monthly conversion amount shall generally be equal to one-twelfth of the original amount funded, plus accrued interest and any other fees or penalties assessed in accordance with the Agreement. The Company may, at its option, pay all or any portion of a mandatory note conversion in cash, or a combination of cash and conversion shares, without penalty, provided it makes a timely election to do so. The number of shares of common stock to be initially delivered upon conversion shall be equal to the dollar amount being converted divided by the variable conversion price. The variable conversion price is the lesser of $0.055 per share, or 70% of the average of the three lowest daily volume weighted average prices (“VWAP”) over the 15 trading day period prior to the date of conversion. The number of shares of the Company’s common stock required to be issued to the investor upon any mandatory conversion may be subsequently adjusted upward in the event that the recalculated variable conversion price on the 23rd trading day following the date of conversion is lower than the calculated variable conversion price on the date of conversion. In such case, the Company would be required to deliver the incremental number of shares to the investor, determined based on the recalculated variable conversion price. The Company has reserved 19 million shares of its unissued common stock for potential conversion of the convertible notes under this convertible note facility.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

12% Convertible Promissory Notes with a 60% Conversion Rate

The Company also entered into an agreement whereby it is permitted to issue in a series of tranches up to $335,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding (“12% Notes”). At September 30, 2014, there were two 12% Notes with outstanding balances of $67,000 and $39,000, which mature in January 2015 and June 2015, respectively, if not converted prior thereto. The arrangement provides for an approximately 10.5% original issue discount on the principal amount of each tranche, which is netted against the amount funded to the Company. Each drawdown of the promissory note may be prepaid at any time within the first 90 days after funding, upon which the interest for the outstanding period will be forgiven. The holder may convert the 12% Notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the Company’s common stock in the 25 trading day period prior to the date of conversion. The Company has reserved 35 million shares of its unissued common stock for potential conversion of this 12% Note agreement.

During the nine months ended September 30, 2014, $102,000, including accrued interest, of these convertible promissory notes were converted into 5,530,961 unregistered shares of common stock. At September 30, 2014, the unused portion of this convertible note facility was $78,000.

12% Convertible Promissory Notes with a 70% Conversion Rate

In January 2014, the Company entered into an agreement whereby it is permitted to issue in a series of tranches up to $100,000 of convertible promissory notes which bear interest at 12% per annum and mature on the one-year anniversary date of the funding, if not converted prior thereto. At September 30, 2014, three convertible notes were outstanding under this agreement with outstanding balances of $15,000, $35,000 and $30,000 which mature in January, April and July 2015, respectively. The convertible notes, including accrued interest thereon, may be prepaid during the first six months after funding, along with a 30% prepayment penalty. The holder may convert the notes into restricted shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.05 per share, or 70% of the lowest trading price of the Company’s common stock in the 20 trading day period prior to the date of conversion. The Company has reserved 6.5 million shares of its unissued common stock for potential conversion of the convertible notes.

During the nine months ended September 30, 2014, $20,000 principal amount of these convertible promissory notes were converted into 1,021,712 unregistered shares of common stock. At September 30, 2014, this convertible note facility had been fully utilized.

8% Convertible Promissory Note with a 65% Conversion Rate

In June 2014, the Company issued a $74,000, 8% convertible note which matures in June 2015, if not converted prior thereto, and received proceeds of $70,000, net of transaction costs. The Company may prepay the convertible note during the first 120 days the note is outstanding by paying a 15% prepayment penalty, during the next 30 days, by paying a 20% prepayment penalty and during the next 30 days by paying a 45% prepayment penalty. The lender may convert the promissory notes into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to the lower of (i) $0.055 or (ii) 65% of the average of the two lowest closing bid prices of the Company’s common stock during the 20 trading day period prior to the date of conversion. The Company has reserved 15,000,000 shares of its unissued common stock for potential conversion of the convertible note.

5% Convertible Promissory Note with a 63% Conversion Rate

In July 2014, the Company issued a $50,000, 5% convertible note which matures in July 2015, if not converted prior thereto, and received proceeds of $47,000, net of transaction costs. The Company may prepay the convertible note during the first 90 days the note is outstanding by paying a 30% prepayment penalty and during the next 90 days, by paying a 45% prepayment penalty. The lender may convert the promissory note into shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 63% of the average of the three lowest daily VWAP prices of the Company’s common stock during the 20 trading day period prior to the date of conversion. The Company has reserved 8,503,000 shares of its unissued common stock for potential conversion of the convertible note.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

10% Convertible Promissory Notes with a 58% Conversion Rate

At September 30, 2014, these convertible notes had been fully converted. During the nine months ended September 30, 2014, $58,000 principal amount of these convertible promissory notes were converted into 3,483,865 unregistered shares of common stock.

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

The following table presents the details of the outstanding convertible notes at September 30, 2014 and December 31, 2013, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

	Principal Amount				Unamortized Discount		Embedded Derivative Liability
Date Issued	September 30, 2014	December 31, 2013	Nominal Interest Rate	Effective Interest Rate(1)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

9/29/14	$53,000	N/A	8%	118%	$40,000	N/A	$63,000	N/A
9/3/14	39,000	N/A	12%	183%	25,000	N/A	48,000	N/A
8/29/14	53,000	N/A	8%	105%	29,000	N/A	61,000	N/A
8/8/14	53,000	N/A	9.75%	72%	16,000	N/A	57,000	N/A
7/28/14	30,000	N/A	12%	159%	22,000	N/A	32,000	N/A
7/9/14	83,000	N/A	8%	120%	40,000	N/A	91,000	N/A
7/8/14	50,000	N/A	5%	106%	20,000	N/A	54,000	N/A
6/12/14	73,000	N/A	8%	147%	35,000	N/A	81,000	N/A
6/11/14	68,000	N/A	8%	147%	33,000	N/A	65,000	N/A
4/16/14	35,000	N/A	12%	147%	4,000	N/A	33,000	N/A
4/16/14	67,000	N/A	12%	175%	6,000	N/A	67,000	N/A
4/14/14	40,000	N/A	8%	63%	1,000	N/A	45,000	N/A
4/2/14	107,000	N/A	9.75%	71%	1,000	N/A	107,000	N/A
1/21/14	15,000	N/A	12%	147%	-	N/A	12,000	N/A
12/11/13	-	$28,000	10%	134%	-	$22,000	-	$43,000
12/10/13	-	28,000	12%	117%	-	19,000	-	45,000
12/9/13	-	28,000	10%	134%	-	22,000	-	43,000
11/27/13	-	32,000	8%	133%	-	25,000	-	33,000
10/11/13	-	47,000	8%	147%	-	31,000	-	48,000
8/14/13	-	28,000	12%	147%	-	14,000	-	45,000
8/8/13	-	53,000	8%	147%	-	14,000	-	53,000
6/4/13	-	28,000	12%	92%	-	-	-	45,000
3/21/13	-	-	12%	76%	-	-	-	12,000
	$766,000	$272,000			$272,000	$147,000	$816,000	$367,000

(1) The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

Other expense (income) resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to $273,000 and ($225,000) for the three months ended September 30, 2014 and 2013, respectively. Other expense resulting from the change in the estimated fair value of the embedded derivative liabilities amounted to $445,000 and $258,000 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in the accompanying statements of operations as Increase in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the three months ended September 30, 2014 and 2013 amounted to $220,000 and $111,000, respectively. Interest expense resulting from accretion of the unamortized discount for the nine months ended September 30, 2014 and 2013 amounted to $436,000 and $186,000, respectively.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act, Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Securities Act, as applicable.

15.	10% NOTE TO RELATED PARTY

In June 2014, a 10% promissory note with a balance due of $17,000, including accrued interest thereon, held by Dr. Michael J. Suchar, director, was converted into 612,664 restricted shares of common stock at a conversion price equal to the closing price of the common stock on the date of conversion of $0.0285 per share.

16.	UNEARNED REVENUE

The Company has a remaining balance of a non-refundable deposit of $19,000 received from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator, which is included in unearned revenue in the accompanying balance sheets at September 30, 2014 and December 31, 2013.

17.	CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations and commitments at September 30, 2014:

		Due Within
	Total	2014	2015	2016
Promissory notes to related parties	$1,646,000	$1,646,000	$-	$-
Mortgage loan payable	1,463,000	1,463,000	-	-
Deferred compensation	1,001,000	1,001,000	-	-
Convertible promissory notes	766,000	-	766,000	-
Finance lease obligation	108,000	14,000	72,000	22,000
Settlement of litigation	10,000	-	10,000	-
Total	$4,994,000	$4,124,000	$848,000	$22,000

Total non-cash compensation cost related to nonvested stock options at September 30, 2014 that has not been recognized was $12,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 5 months.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

18.	CAPITAL STOCK

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

The following common stock transactions occurred during the nine months ended September 30, 2014:

●	In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 9,078,416 unregistered shares of its common stock and 9,078,416 common stock warrants to purchase one restricted share of common stock at exercise prices ranging from $0.02875 to $0.04 per share in consideration for $340,000 received from the son of Dr. Richard W. Evans, a director.
●	In September 2014, the son of Dr. Richard W. Evans subscribed for 4,000,000 shares of common stock in consideration of $100,000. The Company had received $75,000 of the purchase price at September 30, 2014. Both the amount of common stock subscribed for and the offsetting receivable for the $25,000 unpaid portion are reflected in the capital stock section of the accompanying balance sheet at September 30, 2014.
●	In a series of transactions, the Company issued 4,403,403 registered shares of common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $162,000.
●	In two transactions during April and May, 17% promissory notes due to George J. Coates having a principal balance of $420,000 were converted, by mutual consent, into 14,733,289 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the dates of conversion. In August 2014, by mutual consent between the Company and George J. Coates, the conversion of $200,000 of these 17% promissory notes was rescinded. Accordingly, 6,896,552 of the shares issued to Mr. Coates were returned for cancellation and restored to authorized, unissued status.
●	A non-interest bearing promissory note in the principal amount of $950,000 was converted, by mutual consent, into 37,698,413 restricted shares of common stock at an average price per share of $0.0252 which was equal to the closing price of the Company’s common stock on the date of conversion.
●	A 10% promissory note with a balance of $17,000 due to Michael J. Suchar, director, was converted, by mutual consent, into 612,664 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the date of conversion.

●	The Company issued various convertible promissory notes to seven accredited investors with an aggregate principal amount of $786,000. The convertible notes have annual interest rates ranging from 5% to 12% and become convertible 180 days after funding. The conversion rates, which are variable, range from 60% to 70% of a defined trading price of the Company’s stock over a defined number of trading days prior to the date of conversion. More detailed information on these convertible notes can be found in Note 14.
●	8% convertible promissory notes with a conversion rate of 61%, having an aggregate principal balance of $138,000, including accrued interest, were converted into 6,068,694 unregistered shares of common stock.
●	12% convertible promissory notes with a conversion rate of 60%, having an aggregate principal balance of $102,000, including accrued interest, were converted into 5,530,961 unregistered shares of common stock.
●	12% convertible promissory notes with a conversion rate of 58%, having an aggregate principal balance of $58,000, including accrued interest, were converted into 3,483,865 unregistered shares of common stock.
●	A portion of a 12% convertible promissory note with a conversion rate of 70%, having an aggregate principal balance of $20,000 was converted into 1,021,712 unregistered shares of common stock.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

The following common stock transactions occurred during the nine months ended September 30, 2013:

●	In a series of transactions during 2013, the Company made private sales, pursuant to stock purchase agreements of 4,166,666 unregistered shares of common stock and 5,166,668 common stock warrants to purchase one unregistered share of common stock at exercise prices ranging from $0.015 to of $0.035 per share in consideration for $105,000 received from the son of Dr. Richard W. Evans, a director.
●	In a series of transactions during 2013, the Company issued 1,990,430 registered shares of common stock to Dutchess under the equity line of credit in consideration for $72,000.
●	In a series of transactions in 2013, the Company issued 14,142,085 unregistered shares of common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $420,000. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.
●	The Company issued three convertible promissory notes to an accredited investor having an aggregate principal amount of $128,000. The convertible notes provided for interest at 8% per annum, mature after nine months and become convertible 180 days after funding. The conversion rate was equal to 61% of a defined trading price of the Company’s stock over a defined number of trading days prior to the date of conversion. More detailed information on these convertible notes can be found in Note 14.
●	The Company issued three convertible promissory notes to an accredited investor having an aggregate principal amount of $123,000. The convertible notes provided for interest at 12% per annum, mature after one year and become convertible 180 days after funding. The conversion rate was equal to 60% of a defined trading price of the Company’s stock over a defined number of trading days prior to the date of conversion. More detailed information on these convertible notes can be found in Note 14.
●	In a series of transactions during 2013, 8% convertible promissory notes with an aggregate balance of $126,000, including accrued interest were converted into 8,329,989 unregistered shares of common stock.
●	In September 2013, a $9,000 portion of a 12% convertible note was converted into 400,000 unregistered shares of common stock
●	In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock-based compensation expense during the years ended December 31, 2012 and 2011, respectively. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.

At September 30, 2014, the Company had reserved 169,264,797 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

Preferred Stock and anti-dilution rights

The Company is authorized to issue 100,000,000 shares of preferred stock, par value, $0.001 per share (the “Preferred Stock”). The Company may issue any class of the Preferred Stock in any series. The board shall have authority to establish and designate series, and to fix the number of shares included in each such series and the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated and 50,000 and 141,473 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George. J. Coates.

In order to enable the Company to raise needed working capital, an anti-dilution arrangement was established which authorized the issuance of shares of Series A to George J. Coates to restore the Coates Family’s voting percentage upon any future issuance of new shares of the Company’s common stock as a result of a sale or conversion of securities into common stock, provided, however, that no anti-dilution protection shall be available in connection with public offerings of the Company’s securities.

During the period from January 1, 2014 to July 2, 2014, and during the nine months ended September 30, 2013, 40,191 and 48,697 shares, respectively, of Series A were granted and issued to George J. Coates pursuant to this anti-dilution agreement. On July 3, 2014 all of the 181,664 shares of Series A previously issued to George J. Coates were converted into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”), as more fully explained below. All such converted shares of Series A were cancelled and restored to authorized, unissued status. At the same time, the aforementioned anti-dilution protection for Mr. Coates, pursuant to which shares of Series A may be issued, was cancelled and replaced with a new anti-dilution protection arrangement which involves the issuance of shares of Series B as more fully explained below. On August 1, 2014, 50,000 shares of Series A were issued to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company. At September 30, 2014, Mr. Coates held all 50,000 shares of Series A outstanding, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

Each issuance of shares of Series A to George J. Coates does not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A provided to Mr. Coates. Based on this estimated valuation, the aggregate estimated fair value of the 50,000 shares of Series A issued to Mr. Coates on August 1, 2014, was $69,000, or $1.38 per share. Total non-cash, stock-based compensation expense from the grant of shares of Series A to Mr. Coates, including the shares converted to Series B for the nine months ended September 30, 2014 and 2013, amounted to $169,000 and $170,000, respectively. This amount is included in stock-based compensation expense in the accompanying statements of operations.

●	Series B Convertible Preferred Stock, 1,000,000 shares designated and 423,399 and -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

In the event that either (i) the Company enters into an underwriting agreement for a secondary public offering of securities, or (ii) a change in control of the Company is consummated representing 50% more of the then outstanding shares of Company’s common stock, plus the number of shares of common stock into which any convertible preferred stock is convertible, regardless of whether or not such shares are otherwise eligible for conversion, then the Series B may be immediately converted at the option of the holder into restricted shares of the Company’s common stock.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

On July 3, 2014, the board of directors consented to (i) the conversion of all of the 181,664 shares of Series A held by George J. Coates into shares of Series B at a conversion rate of one share of Series B for each share of Series A, (ii) an anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates; and (iii) a modified anti-dilution plan, effective as of July 3, 2014 (the Modified Plan”) for George J. Coates.

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

On July 28, 2014, the board of directors consented to an anti-dilution program which provides that shares of Series B be issued to Gregory G. Coates whenever new shares of common stock are issued to non-Coates family members in order to maintain his ownership percentage of common stock at 5.31% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This was his percentage ownership of common stock at December 31, 2002.

On July 28, 2014, the board of directors consented to an anti-dilution program which provides that shares of Series B be issued to Barry C. Kaye whenever new shares of common stock are issued to non-Coates family members in order to maintain his ownership percentage of common stock at 0.04157% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This was the weighted average percentage ownership of common stock he purchased, based on the number of shares of common stock outstanding on each date he acquired additional shares of common stock.

The issuance of these shares of Series B to Gregory G. Coates and Barry C. Kaye triggered the issuance of an additional 115,006 shares of Series B to George J. Coates, in accordance with the anti-dilution program in effect for George J. Coates.

Under this new anti-dilution Plan, for each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to Gregory G. Coates and Barry C. Kaye equal to that number of shares of Series B required to maintain their ownership percentage of outstanding shares of common stock outstanding on a pro forma basis, at 5.31% and 0.04157, respectively.

As a result of the new anti-dilution arrangements put into place during the Company’s third quarter, the number of shares of Series B outstanding at September 30, 2014 totaled 423,399 consisting of 391,387, 29,875 and 2,137 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively.

In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series B. Based on this estimated valuation, the aggregate estimated fair value of the 423,399 shares of Series B was $7,096,000, or $16.76 per share. Total non-cash, stock-based compensation expense from the grant of shares of Series B for the nine months ended September 30, 2014 and 2013, amounted to $6,846,000, net of stock-based compensation previously recorded related to the shares of Series A converted to Series B and $-0, respectively. This amount was recorded as stock-based compensation expense in the accompanying statements of operations.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

In the event that all of the 423,399 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 423,399,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at September 30, 2014, this would dilute the ownership percentage of non-affiliated stockholders from 31.0% to 15.1%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

19.	EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

Southridge Partners II LP

On July 2, 2014, the Company entered into a 3-year equity purchase agreement (the “EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the EP Agreement, Southridge committed to purchase up to 40,000,000 million shares of the Company’s common stock, not to exceed Ten Million ($10,000,000) Dollars. The purchase price for the shares of common stock shall be equal to 94% of the lowest daily VWAP of the stock during the ten trading days that comprise the defined pricing period. The Company is entitled exercise a Put to Southridge by delivering a Put Notice, which requires Southridge to remit the dollar amount stated in the Put Notice at the end of the pricing period, provided, however, that for each day during the pricing period, if any, that the daily VWAP of the Company’s common stock falls 25% or more below the Floor Price, as hereinafter defined, then the dollar amount of the Put shall be reduced by 10% for each such day. The Company may stipulate a Floor Price below which, no shares of common stock may be sold by Southridge, however, the Floor price shall not be lower than the lowest daily VWAP during the ten trading days preceding the date of the Put Notice.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge. Pursuant to the terms of the Registration Rights Agreement, in August 2014, the Company filed a registration statement with the SEC covering 40,000,000 shares of common stock underlying the EP Agreement, which was declared effective on September 10, 2014.

As of September 30, 2014, no Put Notices had been delivered to Southridge under the EP Agreement.

Dutchess Opportunity Fund II, LP

In 2011, the Company entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership (“Dutchess”). Pursuant to the terms of the Investment Agreement, Dutchess committed to purchase, in a series of purchase transactions (“Puts”) registered shares of the Company’s common stock. The Investment Agreement automatically terminated on August 12, 2014.

The purchase price paid by Dutchess for the registered shares of common stock delivered with each Put was equal to ninety-four percent (94%) of the lowest daily volume weighted average prices of the common stock during the five-day trading period beginning on the effective date of the Put.

During the nine months ended September 30, 2014 and 2013, the Company sold 4,403,403 and 1,990,430 registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $162,000 and $72,000, respectively, which were used for general working capital purposes. There were no offering costs related to the sales of these shares.

20.	LOSS PER SHARE

For the nine months ended September 30, 2014 and 2013, diluted net loss per share was based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock because the Company incurred a net loss in those periods and the effect of including any of the potentially dilutive shares of common stock in the calculation would have been anti-dilutive.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

The following presents the potentially issuable shares of common stock upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested or Convertible	Number Non-Vested
Common stock options	703,000	$0.0280	-	703,000
Common stock options	100,000	0.0420	-	100,000
Common stock options	5,607,000	0.0600	5,607,000	-
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	500,000	0.0200	500,000	N/A
Common stock warrants	666,667	0.0225	666,667	N/A
Common stock warrants	1,000,000	0.0250	1,000,000	N/A
Common stock warrants	1,739,130	0.0275	1,739,130	N/A
Common stock warrants	333,333	0.0300	333,333	N/A
Common stock warrants	2,714,287	0.0350	2,714,287	N/A
Common stock warrants	7,125,000	0.0400	7,125,000	N/A
Common stock warrants	333,333	0.0450	333,333	N/A
Common stock warrants	400,000	0.0500	400,000	N/A
Common stock warrants	2,181,819	0.0550	2,181,819	N/A
Common stock warrants	171,428	0.0570	171,428	N/A
Common stock warrants	285,714	0.0580	285,714	N/A
Common stock warrants	142,857	0.0585	142,857	N/A
Common stock warrants	2,000,000	0.0600	2,000,000	N/A
Common stock warrants	4,269,838	0.0625	4,269,838	N/A
Common stock warrants	333,333	0.0675	333,333	N/A
Common stock warrants	571,429	0.0700	571,429	N/A
Common stock warrants	666,666	0.0900	666,666	N/A
Common stock warrants	416,667	0.1200	416,667	N/A
Common stock warrants	1,200,000	0.2500	1,200,000	N/A
Common stock warrants	833,333	0.2700	833,333	N/A
Common stock warrants	153,846	0.3250	153,846	N/A
Common stock warrants	428,571	0.3500	428,571	N/A
Pro forma number of shares underlying various convertible notes	44,848,262	(1)	853,728	N/A
Total	85,815,513		41,017,979	803,000

(1)	The principal amount of convertible promissory notes outstanding at September 30, 2014 was $766,000. Under the convertible terms of these notes, the number of shares of common stock into which these notes are convertible can change daily because the conversion rates of the notes are based on the trading price of the common stock, as defined, over a defined number of trading days leading up to the conversion date. The actual number of shares into which these convertible instruments will likely be converted will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of September 30, 2014. More detailed descriptions of these convertible notes is contained in Note 14.

21.	SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended September 30, 2014 and 2013 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2014 and 2013 amounted to $15,000 and $15,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV® technology patent in force at that date.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

22.	STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan. At September 30, 2014, all of the shares of common stock authorized under the Stock Plan had been granted and no further grants may be awarded thereunder.

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. The 2014 Stock Plan has not yet been adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At September 30, 2014, none of the shares of common stock authorized under the 2014 Stock Plan had been granted.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

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

During the nine months ended September 30, 2014, options to purchase 703,000 shares of common stock at an exercise price of $0.028 per share were granted. No employee stock options were granted during the nine months ended September 30, 2013. No stock options became vested during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, stock options to purchase 5,607,000 shares of common stock at an exercise price of $0.06 per share became vested. There were 803,000 unvested stock options with exercise prices ranging from $0.028 to $0.042 per share, outstanding at September 30, 2014.

During the three months ended September 30, 2014 and 2013, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $6,000 and $-0-, respectively.

During the nine months ended September 30, 2014 and 2013, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $11,000 and $179,000, respectively. For the nine months ended September 30, 2014 and 2013, $-0- and $15,000, respectively, of this amount is included in research and development expenses and $11,000 and $164,000, respectively, of this amount is included in general and administrative expenses in the accompanying statements of operations.

Details of common stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/14	$0.042 - $1.00	11,797,000	14	11,697,000	$0.019	$0.180
Stock options Granted	$0.028	703,000	20	-	$0.028	$0.028
Balance, 9/30/14	$0.028 - $1.00	12,500,000	12	11,697,000	$0.184	$0.169

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2014 and 2013.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model, which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21% - 4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00%

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

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

Deferred tax assets increased by $2,984,000 and $160,000 for the three months ended September 30, 2014 and 2013, respectively. Deferred tax assets increased by $3,906,000 and $659,000 for the nine months ended September 30, 2014 and 2013, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during the periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2014 and 2013.  Based on the management's evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  Management's evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the nine months ended September 30, 2014 and 2013, there were no penalties or interest related to the Company’s income tax returns.

24.	RELATED PARTY TRANSACTIONS

Compensation and Benefits Paid

The approximate amount of base compensation and benefits paid to George J. Coates, Gregory G. Coates and Bernadette Coates is summarized as follows:

	For the Nine Months Ended September 30,
	2014	2013
George J. Coates (a), (b), (c), (d), (e)	$12,000	$29,000
Gregory G. Coates (f), (g)	130,000	125,000
Bernadette Coates (h)	3,000	13,000

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

(a)	For the nine months ended September 30, 2014 and 2013, George J. Coates earned additional base compensation of $186,000 and $168,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at September 30, 2014 and December 31, 2013, respectively.

(b)	For the nine months ended September 30, 2014, George J. Coates was awarded 38,428 shares of Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2014. The estimated fair market value of these shares amounted to $96,000. During the nine months ended September 30, 2013, George J. Coates was awarded 55,527 unregistered shares of the Company’s Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares was $127,000. On July 2, 2014, all 181,664 shares of Series A Preferred Stock outstanding and held by George J. Coates, were converted into shares of Series B Convertible Preferred Stock at a conversion rate of 1:1. At the same time, Mr. Coates was granted an additional 75,000 shares of Series B Convertible Preferred Stock for anti-dilution. In connection with this conversion and anti-dilution award, the Company recorded additional stock-based compensation expense of $4,051,000 for the nine months ended September 30, 2014. Subsequent thereto, George J. Coates was awarded 50,000 shares of Series A Preferred Stock with an estimated fair value of $69,000 and 134,723 shares of Series B Convertible Preferred Stock for anti-dilution with an estimated fair value of $2,258,000.

(c)	During the nine months ended September 30, 2013, George J. Coates was awarded 14,142,085 unregistered shares of the Company’s common stock for anti-dilution related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $420,000. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, unissued status.

(d)	In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively. In August 2013, these shares were voluntarily returned to the Company for cancellation and restored to authorized, unissued status.

(e)	During the nine months ended September 30, 2013, the Company recorded stock-based compensation expense amounting to $58,000 in connection with employee stock options granted to George J. Coates during 2012.

(f)	During the nine months ended September 30, 2014, the Company recorded stock-based compensation expense amounting to $2,000 in connection with employee stock options granted to Gregory G. Coates during 2014.

(g)	During the nine months ended September 30, 2014, the Company recorded stock-based compensation expense amounting to $501,000 in connection with the award of 29,875 shares of Series B Convertible Preferred Stock to Gregory G. Coates for anti-dilution.

(h)	For the nine months ended September 30, 2014 and 2013, Bernadette Coates earned additional base compensation of $50,000 and $40,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at September 30, 2014 and 2013, respectively.

Promissory Notes to Related Parties

The Company issued promissory notes to related parties during the nine months ended September 30, 2013, repaid certain promissory notes and converted certain promissory notes to related parties into unregistered, restricted shares of common stock during the nine months ended September 30, 2014 and 2013. These transactions are discussed in detail in Note 13. The promissory notes to related parties are payable on demand, and with the exception of a non-interest bearing promissory note payable to Gregory G. Coates, bear interest at the rate of 17% per annum, compounded monthly.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants from sales to, and exercise of stock purchase warrants by, related parties during the nine months ended September 30, 2014 and 2013 are discussed in detail in Note 18.

The sales transactions were private sales of unregistered, restricted securities pursuant to stock purchase agreements.

Personal Guaranty and Stock Pledge

George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility. Mr. Coates has also provided a personal guaranty as additional collateral for the finance lease obligation discussed in Note 12.

Other

For the three months ended September 30, 2014 and 2013, Barry C. Kaye, Treasurer and Chief Financial Officer, earned compensation of $26,000 and $31,000, respectively, and was paid compensation of $35,000 and $15,000, respectively. For the nine months ended September 30, 2014 and 2013, Mr. Kaye earned compensation of $98,000 and $92,000, respectively, and was paid compensation of $125,000 and $20,000, respectively. Commencing in the fourth quarter of 2012, the Company began deferring payment of Mr. Kaye’s compensation in order to preserve its working capital. As additional working capital is made available, a portion of this deferred compensation is being paid to Mr. Kaye. At September 30, 2014 and 2013, the remaining unpaid balance of his compensation amounted to $93,000 and $114,000, respectively. These amounts are included in accounts payable and accrued liabilities in the accompanying balance sheets at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014, the Company recorded stock-based compensation expense amounting to $36,000 in connection with the award of 2,137 shares of Series B Convertible Preferred Stock to Barry C. Kaye for anti-dilution.

25.	LITIGATION AND CONTINGENCIES

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against the Company in January 2008 in which he asserted that the Company was liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provided that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013 and the 15th day of March 2014, June 2014, September 2014 and February 2015, respectively. The parties also executed mutual releases. The remaining unpaid balance of the settlement of $10,000 is included in accounts payable and accrued liabilities on the accompanying balance sheet at September 30, 2014. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased up to $200,000.

The Company is not a party to any other litigation that is material to its business.

26.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update further provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, the Company has elected to implement this update early and it has been applied in the financial statements for the nine months ended September 30, 2014 included in this Form 10-Q. Early adoption did not have a material effect on the Company’s financial position or results of operations.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606): which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will be required to adopt this accounting standard in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives, however, at this time it does not anticipate that it will have a material effect on its financial statements.

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

27.	SUBSEQUENT EVENTS

The following events occurred subsequent to September 30, 2014:

Repayment of 17% Promissory Notes Issued to Related Parties

Subsequent to September 30, 2014, the Company partially repaid the principal of 17% promissory notes due to George J. Coates and Bernadette Coates amounting $30,000 and $20,000, respectively.

Anti-dilution Shares issued to George J. Coates, Gregory G. Coates and Barry C. Kaye Related to New Shares of Common Stock Issued

Subsequent to September 30, 2014, the Company issued 52,647, 3,584 and 281 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $883,000, $60,000 and $5,000, respectively.

These issuances of shares of Series B Convertible Preferred Stock brought the total number of shares of Series B Convertible Preferred Stock outstanding to 479,911. In the event that all of the 479,911 shares of Series B Convertible Preferred Stock outstanding were converted, once the conversion restrictions lapse, an additional 479,911,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding, this would dilute the ownership percentage of non-affiliated stockholders from 31.2% to 15.2%.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - Continued

Sales of Common Stock and Stock Purchase Warrants to Related Party

Subsequent to September 30, 2014, the Company made private sales, pursuant to stock purchase agreements of 6,127,660 unregistered shares of its common stock and 6,127,660 common stock warrants to purchase one share of common stock at exercise prices ranging from $0.0235 to $0.025 per share in consideration for $150,000 received from the son of Richard W. Evans, a director. Prior to September 30, 2014, $75,000 of the consideration had been received. This amount was reflected as common stock subscribed in the Equity section of the accompanying balance sheet at September 30, 2014.

Common Stock Subscribed

In November 2014, the son of Richard W. Evans subscribed for 1,250,000 shares of common stock in consideration for $25,000. The Company has received $20,000 of this consideration and expects to receive the balance shortly.

Exercise of Stock Purchase Warrants

Subsequent to September 30, 2014, the son of Richard W. Evans, exercised stock purchase warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.02 per share.

Conversion of Convertible Promissory Notes

Subsequent to September 30, 2014, the following convertible notes were converted by the holder into shares of common stock:

●	$23,000 principal amount of 12% convertible promissory notes with a 60% conversion rate was converted into 1,800,000 unregistered shares of the Company’s common stock.
●	$18,000 principal amount of 12% convertible promissory notes with a 70% conversion rate, including accrued interest thereon, was converted into 1,009,552 unregistered shares of the Company’s common stock.
●	$60,000 principal amount of 9.75% convertible promissory notes with a 70% conversion rate, including accrued interest thereon, was converted into 3,477,959 unregistered shares of the Company’s common stock.
●	$15,000 principal amount of 8% convertible promissory notes with a 67.5% conversion rate was converted into 876,616 unregistered shares of the Company’s common stock.

Issuances of Convertible Promissory Notes

Subsequent to September 30, 2014, the following convertible notes were issued:

●	The Company entered into a new $250,000 convertible note facility arrangement with an investor under which the Company may issue convertible notes in a series of tranches. Convertible notes issued shall bear interest at the rate of 8% per annum and mature two years after funding, if not converted prior thereto. An initial tranche of $40,000 was issued in October 2014. Commencing 180 days after issuance, the notes are convertible at any time, in whole, or in part, at the option of the holder at a conversion rate equal to 65% of the lowest closing trading price during the 25 trading day period prior to the date of conversion. In connection with the execution of this convertible note facility arrangement, the Company has reserved 36,000,000 shares of its common stock for future conversion of notes under this facility.

Deferred Compensation

Through November 13, 2014, George J. Coates, Bernadette Coates and Barry C. Kaye agreed to additional deferral of their compensation amounting to $33,000, $9,000 and $17,000, respectively, and Mr. Kaye was paid $25,000 of his deferred compensation, bringing the net balance of their deferred compensation to $451,000, $116,000 and $85,000, respectively.

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

Recent Developments

Proposed Distribution Sublicense Agreement and Separate License Agreement with Renown Power Development, Ltd.

The Company and Renown Power Development, Ltd., a newly formed, unaffiliated China-based entity (“Renown”), have expressed their mutual intention to execute a non-exclusive sublicense agreement which would permit Renown to distribute our CSRV® technology-based products throughout territory defined to be the Western Hemisphere (the “Renown Sublicense”). We own the exclusive rights for manufacturing and distribution in the Western Hemisphere granted by our license, as discussed in Note 4 to the financial statements.

Under a completely separate, proposed license agreement between The Coates Trust, which owns the manufacturing and distribution rights for the Eastern Hemisphere, and Renown, Renown would be granted manufacturing rights as hereinafter discussed. We are not a party to this separate license and, accordingly, would not derive any benefit therefrom.

Renown was established for the purpose of manufacturing and distributing CSRV® products. The proposed terms of the Renown Sublicense to be granted by us, which would only grant Renown distribution rights, provide for a licensing fee totaling US$100 million, payable to the Company, as follows:

●	An initial refundable good faith deposit of US$500,000, $300,000 of which has already been paid to the Company even though the terms and conditions of the Renown Sublicense are still being reviewed by the parties. This deposit is refundable until the definitive Sublicense Agreement is executed by the parties.
●	The US$200,000 balance of the deposit is to be paid to the Company promptly after the Company delivers a demonstrator CSRV® engine generator to Renown in China, which has already been shipped.
●	Thereafter, it is proposed that Renown pay 25% of the gross sales proceeds from sales and distribution of all CSRV® products by Renown and any other China-based entities that Renown may sublicense distribution rights to, as may permitted by the proposed Renown Sublicense Agreement, until the $99.5 million balance is paid in full. Earlier payment of all or a portion of the balance may be required in the event that Renown successfully raises certain amounts of new working capital, as defined.

Pursuant to a separate proposed agreement, the Company would provide technical support to Renown in connection with its CSRV® products manufacturing operations.

The Coates Trust which own the manufacturing and distribution rights to the CSRV® products, intends to grant Renown a separate license for manufacturing CSRV® products strictly within China and for distribution of CSRV® products throughout the Eastern Hemisphere (“The Coates Trust License”). This manufacturing and distribution license is intended to be exclusive within China and the distribution of CSRV® products in the Eastern Hemisphere would be non-exclusive outside of China. As the Company is not a party to The Coates Trust License, it will not derive any benefit therefrom.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Our principal business activities and efforts for the three months ended September 30, 2014 were devoted to (i) development of a prototype industrial generator for shipment to China; (ii) ongoing negotiations of a sales and distribution sublicense with a Chinese entity and (iii) undertaking efforts to raise additional working capital. During the three months ended September 30, 2013, we were engaged in (i) undertaking efforts to raise additional working capital; (ii) negotiating with certain states, with the objective of securing a package of business, finance and tax incentives to new businesses willing to relocate their operations within the state; (iii) developing plans for transitioning to large scale manufacturing and (iv) limited research and development activities related to applying the CSRV® technology to industrial engines.

Although we incurred substantial net losses for the three months ended September 30, 2014 and 2013 of ($7,802,518) and ($440,955), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses. These net losses should be considered in view of the fact that actual cash used for operations was less than these net losses. Cash used for operations for the three months ended September 30, 2014 and 2013 amounted to ($228,276) and ($137,908), respectively.

Revenues

There were no sales and no revenues from research and development for the three months ended September 30, 2014 and 2013.

Sublicensing fee revenue for the three months ended September 30, 2014 and 2013, amounted to $4,800 and $4,800, respectively.

Operating Expenses

Research and Development Expenses

For the three months ended September 30, 2014, research and development activities were primarily focused on development of a prototype industrial generator for shipment to China. For the three months ended September 30, 2013, research and development activities were primarily focused on development of the Hydrogen Reactor. Research and development expenses for the three months ended September 30, 2014 and 2013 amounted to $103,820 and $94,856, respectively. Included in research and development expenses for the three months ended September 30, 2014 and 2013 were $102,600 and $88,300, respectively, of allocated compensation and benefits and $1,220 and $6,556, respectively, of parts and materials.

General and Administrative Expenses

General and administrative expenses increased to $7,103,572 for the three months ended September 30, 2014 from $383,664 in the corresponding period in 2013. This net increase of $6,719,908 primarily resulted from the following: a substantial net increase in non-cash stock-based compensation expense of $6,802,369 which was almost entirely due to the estimated fair value of shares of Series B Preferred Stock issued to key executives for anti-dilution in 2014, an increase in patent maintenance costs of $44,780, an increase in repairs and maintenance of $8,107, an increase in parts expense of $7,042, an increase in financing costs of $5,761 and an increase in the costs of complying with Securities and Exchange Commission rules and regulations of $2,460, partially offset by a decrease in legal and professional fees and expenses of $52,039, a decrease in compensation and benefits of $47,073, a decrease in property taxes of $20,725, a decrease in printing and postage of $13,097, a decrease in investor relations expenses of $10,371, a decrease in miscellaneous expenses of $6,569 and a net decrease in other general and administrative expenses of $737.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2014 decreased by $522 to $16,099 from $16,621 for the three months ended September 30, 2013.

Other Expense

Other expense for the three months ended September 30, 2014 and 2013, consisted of an increase (decrease) in the fair value of embedded derivative liabilities amounting to $272,596 and ($224,854), respectively, a loss on conversion of convertible notes of $12,811 and $-0-, respectively, and interest expense of $298,420 and $175,468, respectively.

Provision for Income Taxes

The change in deferred tax assets for the three months ended September 30, 2014 and 2013 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($7,802,518) and ($440,955) for the three months ended September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Our principal business activities and efforts for the nine months ended September 30, 2014, were devoted to (i) development of a prototype industrial generator for shipment to China; (ii) a research and development project to apply the Hydrogen Reactor technology to power a CSRV® engine; (iii) negotiating a non-exclusive sublicense with an entity in China for the distribution of CSRV products into the United States and (iv) undertaking efforts to raise additional working capital. The nine months ended September 30, 2013 were devoted to (i) undertaking efforts to raise additional working capital; (ii) developing plans for transitioning to large scale manufacturing; (iii) research and development activities related to applying the CSRV® technology to industrial engines and (iv) negotiating with certain states, with the objective of securing a package of business, finance and tax incentives for new businesses willing to relocate their operations within the state.

Although we incurred substantial net losses for the nine months ended September 30, 2014 and 2013 of ($10,667,256) and ($2,422,974), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses. These net losses should be considered in view of the fact that actual cash used for operations was substantially less than these net losses. Cash used for operations for the nine months ended September 30, 2014 and 2013 amounted to ($953,184) and ($511,718), respectively.

Revenues

There were no sales and no revenues from research and development for the nine months ended September 30, 2014 and 2013.

Sublicensing fee revenue for the nine months ended September 30, 2014 and 2013, amounted to $14,400 and $14,400, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License with Almont as revenue over the remaining life of the last CSRV® technology patent in force.

Operating Expenses

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2014 and 2013 amounted to $323,414 and $174,220, respectively. Included in research and development expenses for the nine months ended September 30, 2014 and 2013 were $307,300 and $148,200, respectively, of allocated compensation and benefits, $-0- and $14,500, respectively of allocated stock-based compensation expense and $16,114 and $11,520, respectively, of parts and materials.

General and Administrative Expenses

General and administrative expenses increased to $9,072,527 for the nine months ended September 30, 2014 from $1,577,612 in the corresponding period in 2013. This net increase of $7,494,915 primarily resulted from the following: a substantial net increase in non-cash stock-based compensation expense of $7,729,746 which was almost entirely due to the estimated fair value of shares of Series B Preferred Stock issued to key executives for anti-dilution in 2014, an increase in financing costs of $33,829, an increase in repairs and maintenance of $9,519, an increase in parts expense of $7,069, an increase in utilities of $5,376, an increase in marketing expenses of $2,611, an increase in technology costs of $2,362, an increase in travel and entertainment expenses of $1,708 and a net increase in other general and administrative expenses of $1,819, partially offset by a decrease in compensation and benefits of $194,701 which was primarily due to a $159,100 increase in the allocation of compensation and benefits to research and development expenses for the nine months ended September 30, 2014, a decrease in legal and professional fees and expenses of $52,618, a decrease in property taxes of $24,133, a decrease in printing and postage of $9,906, a decrease in investor relations expenses of $5,053, a decrease in office expenses of $5,024, a decrease in patent maintenance of $4,111 and a decrease in miscellaneous expenses of $3,578.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2014 decreased by $1,043 to $48,820 from $49,863 for the nine months ended September 30, 2013.

Other Income Expense

Other expense for the nine months ended September 30, 2014 and 2013, consisted of an increase in the fair value of embedded derivative liabilities amounting to $445,143 and $258,074, respectively, loss on conversion of convertible notes of $74,524 and $-0-, respectively, and interest expense of $717,228 and $377,605, respectively. Interest expense increased substantially due to the higher level of outstanding convertible promissory notes outstanding during the 2014 period and the interest on the finance lease obligation in the 2014 period.

Provision for Income Taxes

The change in deferred tax assets for the nine months ended September 30, 2014 and 2013 was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

We incurred net losses of ($10,667,256) and ($2,422,974) for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our cash position at September 30, 2014 was $444,096, an increase of $394,822 from the cash position of $49,274 at December 31, 2013. This increase was primarily due to a $300,000 refundable good faith deposit received from a Chinese company in connection with a sales and distribution sublicense being negotiating. We had negative working capital of ($7,468,506) at September 30, 2014, which represents a ($2,390,679) reduction from the ($5,077,827) of negative working capital at December 31, 2013. Current liabilities of $8,031,901 at September 30, 2014, increased by $2,780,625 from the $5,251,276 balance at December 31, 2013. The most significant changes in current liabilities resulted from the conversion of $1,462,093 of paid-in capital into a non-interest bearing promissory note due to Gregory G. Coates as discussed in Note 13, an increase in deferred compensation payable for (i) deferred salaries due to George J. Coates and Bernadette Coates of $237,930; and (ii) a $475,000 estimated obligation of the Company to pay the personal income taxes arising from a stock award made to George J. Coates, an increase in the derivative liability related to convertible promissory notes of $449,832, a net increase in convertible promissory notes, net of unamortized discount, of $368,483 and an increase in current license deposits of $300,000.

Current liabilities were comprised of accounts payable and accrued liabilities of $2,217,519, promissory notes to related parties totaling $1,645,505, a mortgage loan in the amount of $1,463,284, deferred compensation payable of $1,000,594, embedded derivative liabilities related to convertible promissory notes of $816,422, the net carrying value of convertible promissory notes of $493,501, the current portion of license deposits of $319,200, the current portion of a finance lease obligation of $56,752, and unearned revenue of $19,124.

Operating activities utilized cash of ($953,184) during the nine months ended September 30, 2014, which primarily consisted of a net loss for the period of ($10,667,256), decreased by non-cash stock-based compensation expense of $8,451,349, non-cash interest expense of $593,843, a $445,143 non-cash increase in the estimated fair value of embedded derivative liabilities related to convertible promissory notes, an increase in deferred compensation of $712,930, a non-cash loss on conversion of convertible promissory notes of $74,524, depreciation and amortization of $48,820 and non-cash financing costs of $7,684, partially offset by non-cash sublicensing revenues of $14,400. In addition, changes in current assets and liabilities consisted of a change in deferred offering costs and other assets of ($21,120), a net decrease in accounts payable and accrued liabilities of ($134,869) and a decrease in embedded derivative liabilities related to convertible promissory notes of ($449,832).

There were no investing activities for the nine months ended September 30, 2014.

Financing activities generated net cash of $1,348,006 for the nine months ended September 30, 2014, consisting of proceeds from issuance of convertible notes amounting to $756,999, proceeds from issuance of common stock and warrants of $340,000, a refundable good faith deposit of $300,000 on a tentative sales and distribution sublicense with a Chinese company, proceeds from issuance of common stock under an equity line of credit of $161,636 and proceeds from common stock subscribed of $75,000, offset by partial repayments of promissory notes to related parties amounting to ($200,000), mortgage loan principal payments of ($50,000) and finance lease obligation payments of ($35,629).

In the opinion of management, we will be required to raise additional working capital to fully achieve our objectives to enter the production phase of our operations. Various potential sources of such additional working capital are anticipated to come from one or more of the following: issuances of convertible notes, additional deposits on a tentative sales and distribution sublicense with a Chinese company, issuances of promissory notes to related parties, private sales of common stock and common stock warrants and selling shares of our common stock through the equity purchase agreement with Southridge Partners II, LP.

Going Concern

As shown in the accompanying financial statements, we have incurred recurring losses from operations of ($44,644,567), primarily in connection with research and development activities amounting to $27,997,274, non-cash stock-based compensation expense of approximately ($15,025,190) and non-cash expenses recorded pursuant to generally accepted accounting principles related to convertible promissory notes of ($1,622,104); and, as of September 30, 2014 had a stockholders’ deficiency of ($5,612,297) and negative working capital of ($7,468,506). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of filing of this annual report on Form 10-Q. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 31, 2014 with respect to our financial statements as of and for the year ended December 31, 2013 that these circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we become unable to continue as a going concern.

The substantial doubt about our ability to continue as a going concern has been reported, as required by generally accepted accounting principles, since 1995. In spite of this continuing doubt, we have developed a long history of meeting our obligations as they come due, year after year. During the nine months ended September 30, 2014, we met our obligations as they became due by raising additional working capital of $1,633,635, consisting of proceeds from issuances of $756,999 of convertible notes, proceeds of $340,000 from sales of common stock and warrants to the son of Dr. Richard W. Evans, a director, a refundable good faith deposit of $300,000 on a tentative sales and distribution sublicense with a Chinese company, which must be returned if the sublicense agreement is not executed, proceeds from sales of common stock under an equity line of credit of $161,636 and $75,000 from the son of Dr. Richard W. Evans for common stock subscribed.

Although there can be no assurance that we will be able to overcome this doubt in the future, our management believes that we can continue to meet our obligations as they come due in consideration of the following:

●	We are preparing to commence manufacturing of a small number of production-quality Gen Sets for sales and installation with end users. We have already placed orders for new upper and lower engine heads. In addition, patterns for engine heads and permanent molds for spherical rotary valves are in the process of being modified by vendors, for production purposes. The will be the initial step towards moving the Company into ongoing manufacturing and distributions operations for our CSRV® Gen Sets. If successful, this will represent a new source of cash flow and working capital for us.

●	In addition, we expect to continue to raise working capital from a number of sources to meet our ongoing obligations as they become due. These sources include deposits on sublicense agreements such as the proposed sublicense agreement with a China-based entity, sales of common stock and warrants, proceeds from issuances of convertible notes, sales of common stock under an Equity Purchase Agreement with Southridge and proceeds from promissory notes issued to related parties. Subsequent to September 30, 2014, we raised additional working capital of $145,000, comprised of proceeds of $75,000 from sales of common stock and warrants to the son of Dr. Richard W. Evans, $40,000 from issuances of convertible notes, $20,000 from the son of Dr. Richard W. Evans for common stock subscribed, and proceeds of $10,000 upon exercise of stock purchase warrants by the son of Dr. Richard W. Evans. We continue to actively undertake efforts to secure new sources of working capital.

●	Finally, management has instituted a cost control program intended to restrict variable costs requiring an outlay of cash to only those expenses that are necessary to carry out our activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are partially presented in the Company’s notes to financial statements for the nine months ended September 30, 2014 which are contained in this filing, the Company’s quarterly report on Form 10-Q and are fully presented in the notes to financial statement for the year ended December 31, 2013 which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update further provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, we have elected to implement this update early and it has been applied in the financial statements for the nine months ended September 30, 2014 included in this Form 10-Q. Early adoption did not have a material effect on our financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mark D. Goldsmith, a former executive of the Company, filed a lawsuit against us in January 2008 in which he asserted that we were liable to him for breach of an employment contract. On August 30, 2013, the parties executed a settlement agreement. The settlement provides that the Company pay the plaintiff $125,000 in five installments of $40,000, $25,000, $25,000, $25,000 and $10,000 due on November 28, 2013, the 15th day of March, June and September 2014 and February 2015, respectively. The parties also executed mutual releases. The first four installments have been paid leaving a remaining balance of $10,000. In the event that the Company is delinquent in the payment of any installment, the total amount of the judgment may be increased to as much as $200,000.

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

In a series of transactions, we made private sales, pursuant to stock purchase agreements of 15,206,076 unregistered shares of our common stock and 15,206,076 common stock warrants to purchase one unregistered share of our common stock at exercise prices ranging from $0.0235 to $0.04 per share in consideration for $490,000 received from the son of Dr. Richard W. Evans, a director.

In a series of transactions during 2014, the holder of 8% convertible notes with a conversion rate of 61% converted $138,320 of convertible notes, including accrued interest thereon, into 6,068,694 unregistered shares of common stock.

In June 2014, Michael J. Suchar, a director, converted a 10% convertible promissory note with a balance of $17,461, including accrued interest thereon, into 612,664 unregistered shares of common stock.

In June 2014, the holder of 10% convertible notes with a conversion rate of 58% converted $28,886 of convertible notes, including accrued interest thereon, into 1,739,147 unregistered shares of common stock.

In a series of transactions during 2014, the holder of 10% convertible notes with a conversion rate of 58% converted $28,970 of convertible notes, including accrued interest thereon, into 1,744,718 unregistered shares of common stock.

In a series of transactions during 2014, the holder of 12% convertible notes with a conversion rate of 70% converted $30,000 of convertible notes into 1,590,864 unregistered shares of common stock.

In a series of transactions during 2014, the holder of 12% convertible notes with a conversion rate of 60% converted $124,704 of convertible notes, including accrued interest thereon, into 7,330,961 unregistered shares of common stock.

In two transactions during 2014, the holder of 9.75% convertible notes with a conversion rate of 70% converted $60,006 of convertible notes, including interest thereon, of convertible notes into 3,477,959 unregistered shares of common stock.

In October 2014, the holder of 8% convertible notes with a conversion rate of 67.5%, converted $15,000 of convertible notes into 876,616 unregistered shares of common stock.

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

In April 2014, we issued a $67,000 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $60,000, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 60% of the lowest trading price of the common stock during the 25 day trading period prior to the date of conversion.

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

In August 2014, we issued a $52,500 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $50,000, net of transaction costs. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 61% of the average of the three lowest daily VWAP’s of the common stock during the 10 day trading period prior to the date of conversion.

In September 2014, we issued a $39,083 principal amount, 12% convertible note to an accredited investor and received cash proceeds of $35,000, net of original issue discount. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 60% of the lowest trading price of the common stock during the 25 day trading period prior to the date of conversion.

In September 2014, we issued a $52,500 principal amount, 8% convertible note to an accredited investor and received cash proceeds of $50,000, net of transaction costs. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 61% of the average of the three lowest daily VWAP’s of the common stock during the 10 day trading period prior to the date of conversion.

In October 2014, we issued an 8% convertible note to an accredited investor and received cash proceeds of $40,000. The investor may convert all, or a portion of the promissory note, into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 65% of the lowest daily closing price of the common stock during the 25 day trading period prior to the date of conversion.

Net proceeds from the above transactions were used for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
10.1♦	8% Convertible Note, dated June 10, 2014 Issued to KBM Worldwide, Inc.
10.2♦	Securities Purchase Agreement dated June 10, 2014, between the Company and KBM Worldwide, Inc.
10.3♦	8% Convertible Note, dated July 7, 2014 Issued to KBM Worldwide, Inc.
10.4♦	Securities Purchase Agreement dated July 7, 2014, between the Company and KBM Worldwide, Inc.
10.5♦	8% Convertible Note, dated August 28, 2014 Issued to KBM Worldwide, Inc.
10.6♦	Securities Purchase Agreement dated August 28, 2014, between the Company and KBM Worldwide, Inc.
10.7♦	8% Convertible Note, dated September 29, 2014 Issued to KBM Worldwide, Inc.
10.8♦	Securities Purchase Agreement dated September 29, 2014, between the Company and KBM Worldwide, Inc.

10.9♦	8% Convertible Note, dated October 2, 2014 Issued to Cardinal Capital Group, Inc.
31.1♦	Section 302 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2♦	Section 302 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DE*	XBRL Taxonomy Extension Definition Linkbase Document

♦ Filed herewith.

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

COATES INTERNATIONAL, LTD.

Date: November 13, 2014	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)