Form 10-K
period 2014-12-31
COATES INTERNATIONAL LTD \DE\
filed 2015-03-30
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,742,707.

As of March 26, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 577,932,422.

Documents Incorporated by Reference: None.

COATES INTERNATIONAL, LTD.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2014

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

PART I

Item 1. Business

General

Coates International, Ltd. ("we" or the "Company") has been developing over a period of more than 20 years a patented Coates Spherical Rotary Valve® (“CSRV®”) system technology which is adaptable for use in piston-driven internal combustion engines of many types. Independent testing of various engines in which we incorporated our CSRV® system technology (“CSRV® Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV® Engines produced only ultra low levels of harmful emissions while in operation. Engines operating on the CSRV® system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV® system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

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

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory G. Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sale of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, sales of a small number of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets”), a gain on the sale of the land and building that serves as our principal facility, and from the performance of contractual research and development activities involving the CSRV® system technology and the receipt of licensing fees for our CSRV® system technology. During the years ended December 31, 2014 and 2013, we did not have any sales and we had revenues from research and development of $19,200 and $19,200, respectively. For the years ended December 31, 2014 and 2013, we incurred net losses of approximately ($12,790,000) and ($2,750,000), respectively. The accumulated net losses from inception of the Company through December 31, 2014 amounted to approximately ($46,767,000). We may continue to be unprofitable until the CSRV® Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations. In 2014, we raised additional working capital amounting to approximately $2,181,000 consisting of proceeds of approximately $996,000 from issuances of convertible promissory notes, proceeds of $515,000 from sales of common stock and common stock warrants to the son of a director, a deposit of $498,000 in connection with a non-exclusive distribution sublicense to a China-based company, proceeds of approximately $162,000 from sales of common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, and proceeds of $10,000 from exercise of common stock warrants.

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

Background

Coates Spherical Rotary Valve® System Technology

The internal combustion engine has been in use for more than 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960’s and 1970’s, most vehicle combustion engines in the United States were running at a compression ratio of 12 to 1 which resulted in an engine thermal efficiency of approximately 35 percent. The rest of the engine’s power is lost in friction, pumping and heat loss. It was learned that lead additives in fuel created unacceptable health risks, therefore the lead was removed. The use of unleaded gasoline created a number of technical problems, principally related to overheating of the engine compression chamber, causing pre-ignition and resulting in damage to the engine. The problem was largely solved by lowering engine compression ratios, thereby lowering thermal efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can be improved by increasing “volumetric efficiency” at maximum RPM’s, but conventional poppet valves tend to “float” or bounce at higher RPM’s and are consequently unable to deliver adequate air to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of poppet valves per cylinder but this approach created other problems that cause unburned fuel to escape through the exhaust valve stems leading to a loss of power, lower gas mileage, and increased pollutants. However, variable valve timing can partially solve these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage to the engine. Furthermore, conventional valves with solid “valve lifters” as opposed to hydraulic valve lifters must have clearances readjusted periodically. Poppet valves are the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life, thermal efficiency, fuel efficiency, engine power output and increased pollution.

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. Although at this time no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

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

According to the most recent available data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2013,” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Motorcycles	Total
113,676,345	864,549	132,931,241	8,404,687	255,876,822

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

Manufacturing, Sales and Distribution

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

We intend to take advantage of the fact that essentially all the components of the CSRV® generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the engine generator by developing assembly lines within owned manufacturing facilities. We intend to initially commence production of Gen Sets on a small scale. This will enable us to prove our concept for the CSRV® system technology and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We have already taken steps to identify a suitable size and appropriate location for a high capacity manufacturing plant. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures.

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

Sublicensing

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to US$100 million. We received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives an aggregate of US$10,000,000, it is required to pay us 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the then remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable.

As collateral for payment of the sublicensing fee, Coates Power, Ltd. an independent China-based manufacturing company that will produce CSRV® products in China (“Coates Power”) and Renown are to place shares of their capital stock representing a 25% ownership interest into an escrow account for the benefit of Coates International, Ltd. These shares of stock will be released from escrow and revert back to Coates Power and Renown only after the US$100 million sublicensing fee is paid in full. We do not have an ownership interest in Coates Power or Renown. Coates Power and Renown are controlled and managed by Mr. James Pang, our liaison agent in China.

Coates Power has agreed to initially source it production parts and components from us. To date, we have sold Coates Power approximately US$131,000 in production parts and components in connection with their plan to manufacture two Gen Sets.

Material Agreements

License Agreement – George J. Coates and Gregory G. Coates

We hold a license from George J. Coates and Gregory G. Coates which provides us with the right to use, manufacture, distribute, lease and sublicense the patented CSRV® system technology (the “Coates License Agreement”) in the territory defined as the Western Hemisphere. Under the Coates License Agreement, we were granted an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV® system technology (the “CSRV® Engine”) and that is currently owned or controlled by them (the “CSRV® Intellectual Property”), plus any CSRV® Intellectual Property that is developed by them during their employment with us. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and revert back to George J. Coates and Gregory G. Coates.

Non-Exclusive Distribution Sublicense Agreement with Renown Power Development, Ltd.

This material sublicense agreement, which was consummated in February 2015, is discussed in detail above under the section titled “Plan of Operations.”

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

Additional provisions of the Canadian Sublicense agreement are as follows:

●	Sublicensee shall have the exclusive right to use, lease and sell electric power generators designed with the CSRV® system technology within Canada.
●	Sublicensee will have a specified right of first refusal to market the electric power generators worldwide.
●	Upon commencement of the production and distribution of the electric power generators, the minimum annual number of generators to be purchased by Sublicensee in order to maintain exclusivity is 120. Until otherwise agreed between the parties, the price per generator shall be $159,000. We have agreed to pass along to Almont savings we expect to realize from economies of scale inherent in high volume production of the CSRV® units. In the event Sublicensee fails to purchase the minimum 120 Coates generator engines during any year, Sublicensee will automatically lose its exclusivity. In such case, Sublicensee would retain non-exclusive rights to continue to use and sell the CSRV® generator engine in the territory of Canada. We have temporarily suspended this provision due to the delay in delivery of Gen Sets.
●	Sublicensee is required to pay a royalty to us equal to 5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).
●	All licensed rights under this sublicense agreement related to the CSRV® system technology will remain with the Company.

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

The manufacture of our licensed products by Almont is prohibited.  Almont is required to procure all internal combustion engines incorporating the CSRV® system technology from us or our designee. The license granted to Almont is exclusive within the defined territory, provided that Almont satisfies the minimum annual purchase commitment of 120 internal combustion engines incorporating the CSRV® system technology. The agreement also grants Almont a right of first refusal in the event that we negotiate an offer with another third party for a worldwide license to use the licensed product in the oil and gas industry and landfill operations.

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

Equity Purchase and Registration Rights Agreement

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

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge. Pursuant to the terms of the Registration Rights Agreement, the Company filed a registration statement with the SEC covering 40,000,000 shares of common stock underlying the EP Agreement, which was declared effective in September 2014.

No Put Notices have been delivered to Southridge under the EP Agreement.

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

Included in the license are intellectual property rights for 17 patents registered in the United States; certain patents registered in Canada, Mexico, in countries in Central and South America relating to the CSRV® system technology; and one U.S. patent application filed by Mr. George J. Coates. These patents are owned by George J. Coates and Gregory G. Coates. Under our license agreement, we are obligated to pay for all costs relating to the ongoing maintenance of the patents.

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

We have also granted sublicenses to Renown Power Development, Ltd. and Almont Energy, Inc. as discussed in more detail under the section titled “Plan of Operations,”

Environmental Regulatory Compliance

All of our engines, including the Coates Engine, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates Engine. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or sublicensee becomes responsible for complying with applicable governmental standards in its territory. We believe that our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. Our ability to comply with applicable and future emissions standards is necessary for us to enter and continue to operate in the power generation and other markets. Failure to comply with these standards could result in a material adverse effect on our business and financial condition.

Employees

At December 31, 2014, we had 6 employees, including George J. Coates and his son Gregory G. Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

Item 1A. Risk Factors

Risk Factors Relating to Our Financial Condition:

Our Independent Registered Public Accountants have expressed substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred recurring losses from operations of ($46,767,179); and, as of December 31, 2014 had a stockholders’ deficiency of ($5,433,529) and negative working capital of ($7,296,122). In addition, our mortgage loan which had a principal balance of  $1,448,284 at December 31, 2014 matures in July 2015. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of filing of this annual report on Form 10-K. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2015 with respect to our financial statements as of and for the year ended December 31, 2014 that these circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we become unable to continue as a going concern.

The substantial doubt about our ability to continue as a going concern has been reported, as required by generally accepted accounting principles, since 1995. In spite of this continuing doubt, we have developed a long history of meeting our obligations as they come due, year after year. During the year ended December 31, 2014, we met our obligations as they became due by raising additional working capital of $2,181,000 consisting of proceeds of approximately $996,000 from issuances of convertible promissory notes, proceeds of $515,000 from sales of common stock and common stock warrants to the son of a director, a deposit of $498,000 in connection with a non-exclusive distribution sublicense to a China-based company, proceeds of approximately $162,000, from sales of common stock under an equity line of credit with Dutchess Opportunity Fund II, LP, and proceeds of $10,000 from exercise of common stock warrants.

Although there can be no assurance that we will be able to overcome this doubt in the future, our management believes that we can continue to meet our obligations as they come due in consideration of the following:

●	We are preparing to commence manufacturing of a small number of production-quality Gen Sets for sales and installation with end users. We have already placed orders for various production parts, including new upper and lower engine heads. In addition, patterns for engine heads and permanent molds for spherical rotary valves have been modified by vendors for production purposes. These are the initial steps towards moving the Company into ongoing manufacturing and distribution operations for our CSRV® Gen Sets. If successful, this will represent a new source of cash flow and working capital for us.

●	In addition, we expect to continue to raise working capital from a number of sources to meet our ongoing obligations as they become due. These sources include deposits on sublicense agreements such as the new sublicense agreement with a China-based entity, sales of common stock and warrants, proceeds from issuances of convertible notes, sales of common stock under an Investment Agreement with Southridge and proceeds from promissory notes issued to related parties.

●	Finally, management has instituted a cost control program intended to restrict variable costs requiring an outlay of cash to only those expenses that are necessary to carry out our activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities.

We have significant immediate capital needs and our ability to raise funds on terms acceptable to us is highly uncertain.

We will need additional working capital from equity and/or financing transactions in the near future for a number of uses, including:

●	Purchasing raw material inventory and hiring plant workers to commence our production phase.

●	Expanding manufacturing capacity.

●	Developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production.

●	Developing our engineering, administrative and marketing and sales organizations.

●	Expanding our research and development programs with respect to the CSRV® system technology and applying the CSRV® system technology to engines used in various commercially viable applications.

●	Implementation of new systems, processes and procedures to support growth.

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

To date, we have only had sales of two CSRV® engine generators for $284,000 and received limited revenues from our research and development agreement with WWE. A number of years ago, we also received limited revenues from a small number of sales of engines, which incorporated the CSRV® system technology. We have not been able to move into the CSRV® engine generator production phase of our business because we have not been successful in raising sufficient new working capital.

We expect to continue to incur losses until we commence production and distribution of products incorporating our CSRV® system technology. We may not be profitable or operating cash flow positive in 2015 unless we can begin to generate positive cash flows from sales of CSRV® Engine products or receive cash proceeds from new licensing agreements for our CSRV® system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2015.

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

Risk Factors Relating to Our Business:

Our Success Depends to a Large Extent on Our Founder George J. Coates and His Son Gregory G. Coates, the Loss of Either of Whom Could Disrupt Our Business Operations.

Our future success will depend in substantial part on the continued services of George J. Coates and, to a lesser extent, Gregory G. Coates. The loss of the services of George J. Coates and/or Gregory G. Coates could impede implementation of our business plan and reduce our opportunity for profitability. We expect that our future market capitalization will be highly dependent on the productivity of George J. Coates. If the employment of George J. Coates was to cease for any reason before we have hired additional senior management and engineering personnel, our business would be materially adversely affected and we may have to discontinue operations. We do not have employment agreements in place with George J. Coates and Gregory G. Coates. Although George J. Coates is our majority shareholder and Gregory G. Coates is a major shareholder of the Company, a risk exists that they could voluntarily terminate their employment with us at any time and for any reason. In such case, either or both of them could establish one or more new businesses that might compete with ours. We do not maintain key person insurance on either George J. Coates or Gregory G. Coates.

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

Our short term business success relies to some extent upon our United States and Canadian licensing and research and development agreements which have been assigned to Almont.

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

In addition, there is currently no understanding in place regarding the ownership of new intellectual property not directly related to the CSRV® system technology, developed by either George J. Coates or Gregory G. Coates while employed by us. As a result, there is a risk that we may not derive any benefit from such newly developed intellectual property.

In the event of insolvency or bankruptcy, the intellectual property rights licensed to us would automatically revert back to George J. Coates and Gregory G. Coates.

Under our license agreement for the CSRV® system technology, in the event of insolvency or bankruptcy, our intellectual property rights and our rights to license the intellectual property would automatically revert back to George J. Coates and Gregory G. Coates. This would result in a lower potential recovery of investment by, and/or liquidation value to, our stockholders.

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

We may be exposed to potential risks, penalties and expenses resulting from the Sarbanes Oxley Act of 2002.

In addition to the costs of compliance with having our shares of common stock listed on the OTC Pink Sheets, there are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. In particular, under the Sarbanes-Oxley Act of 2002 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

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

Our common stock has historically been sporadically or “thinly-traded” on the OTC Pink Sheets, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. In addition, due to the current trading price range of our common stock many broker/dealers will not agree to honor sell orders or clear trades in our common stock. In this case, shareholders may be required to open a new brokerage account with one of the broker/dealers that is willing to honor sell orders in our common stock. There can be no assurance that such a broker/dealer would not impose higher commission rates on such sell orders than might be customary for more actively traded stocks trading in higher price ranges. It is also possible that the number of buyers in the market for our common stock could be reduced if a potential investor expects that the effort to sell shares of our common stock is too cumbersome.

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

Because we will be subject to the “penny stock” rules if the shares are quoted on the OTC Pink Sheets, the level of trading activity in the shares may be reduced and shareholders may be unable to sell their shares.

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

George J. Coates and his family own a majority of our common stock allowing them to unilaterally determine the outcome of all matters submitted to our stockholders for approval, which influence may or may not conflict with our interests and the interests of our other stockholders.

George J. Coates, together with members of his family and related trusts, are beneficially entitled to approximately 87% of votes on matters submitted to a vote of the outstanding common stockholders at March 26, 2015 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

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

Trading in our common stock may be volatile, which may result in substantial declines in its market price.

Our common stock is likely to experience significant volatility in response to periodic variations in:

●	Our success in commencing our production phase of operations.

●	Results of testing of the CSRV® system technology as it is designed and adapted for various commercially feasible applications.

●	Our prospects for entering into new potentially profitable license agreements for our technology.

●	Performance of the CSRV® system technology in the field.

●	Improvements in engine technology by our competitors.

●	Changes in general conditions in the economy or the financial markets.

The market may also experience significant volatility which can affect the market prices of securities issued by many companies; often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. The market for our common stock is limited. We cannot assure that an active trading market can be maintained. In such case, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

We have registered an aggregate of 40,000,000 shares of common stock that could be issued under an equity purchase agreement with Southridge Partners II LP. The sale of such shares could depress the market price of our common stock.

We have registered an aggregate of 40,000,000 shares of common stock under a registration statement covering shares of our common stock that may be issued under an equity purchase agreement with Southridge Partners II LP (“Southridge”). As of March 26, 2015, none of these registered shares have been sold. Sales of such shares into the public market by Southridge will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may, from time to time, approve the issuance of shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board may deem relevant at that time. As of March 26, 2015, we had approximately $339,000 face amount of convertible debt outstanding. This debt, if not prepaid within 180 days after the date of the convertible note, is convertible into shares of our common stock at a 30% to 40% discount from the contractually defined trading price of our stock over a defined stock price measurement period which precedes the date of conversion. It is possible that we will issue additional securities to pay for services and reduce debt in the future.

Anti-dilution protection for George J. Coates, stock awards to our officers and directors and exercise of stock options will cause additional shares of our common stock to be issued which will dilute the ownership interest and share of dividends of existing shareholders.

We have granted stock options to officers, directors, consultants and advisers, which may be exercised and converted into shares of our common stock. In addition, we grant stock awards and provide for anti-dilution protection to key officers and directors which may be in the form of shares of common stock or instruments convertible into shares of common stock, including Series B Convertible Preferred Stock. At March 26, 2015, 1,273,187 shares of Series B Convertible Preferred Stock issued to key officers, which are also directors, each of which is convertible into 1,000 shares of common stock on the 2nd anniversary date after issuance, were issued and outstanding. The occurrence of these events will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

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

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the OTC Pink Sheets under the ticker symbol COTE. The closing price of the common stock on March 25, 2015 was $0.004 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2014 and 2013 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014:
High	$0.0600	$0.0500	$0.0398	$0.0300
Low	$0.0310	$0.0220	$0.0251	$0.0070
2013:
High	$0.0600	$0.0748	$0.0590	$0.1200
Low	$0.0175	$0.0106	$0.0250	$0.0300

Holders

At March 26, 2015, the number of holders of record of our common stock was 740. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Recent Sales of Unregistered Securities

The following issuances of securities during the fourth quarter of 2014 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, we issued an aggregate of convertible promissory notes to various investors and received net proceeds of $202,000. The nominal interest rate on these notes ranged from 5% to 12%. These notes are convertible into unregistered shares of our common stock at any time beginning six months after issuance. These convertible notes provided for conversion rates at discounts from the trading price of our common stock over a defined number of trading days leading up to the date of conversion (the “Market Price”). The discounts ranged from 30% to 40% of the Market Price.

In a series of transactions, an aggregate of $309,000 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 32,146,389 unregistered shares of our common stock.

We sold 7,377,660 restricted shares of our common stock and 7,377,660 common stock warrants to purchase one share of our common stock at exercise prices ranging from $0.02 to $0.025 per share in consideration for $175,000 received from the son of Richard W. Evans, a director.

We issued 500,000 unregistered shares of common stock upon exercise of a stock purchase warrant and received net proceeds of $10,000 from the son of Richard W. Evans, a director.

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

Securities Authorized for Issuance under Equity Compensation Plans

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “2006 Stock Plan”) was adopted by our board of directors and by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2006 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the 2006 Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to our employees. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2006 Stock Plan. The maximum number of shares with respect to which awards may be granted in any calendar year to any employee under the 2006 Stock Plan shall not exceed 25% of that number. All shares of common stock under this plan have been granted in the form of stock options.

2014 Stock Option and Incentive Plan

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014 and by our shareholders on February 27, 2015 by consent of George J. Coates in his capacity as the majority stockholder. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At December 31, 2014, none of the shares of common stock authorized under the 2014 Stock Plan had been granted.

The 2006 Stock Plan and the 2014 Stock Plan (the “Stock Plans”) are administered by the board and the Compensation Committee. Subject to the provisions of the Stock Plans, the board and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of common stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of common stock, or by any other method approved by the board or Compensation Committee. Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

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

The following table sets forth information with respect to our securities authorized for issuance as of March 26, 2015, under our 2006 and 2014 Stock Option and Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:	12,500,000	$0.1837	50,000,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	12,500,000	$0.1837	50,000,000

No stock options or other stock-based awards have been granted under the 2014 Stock Option and Incentive Plan.

Issuer Purchases of Equity Securities.

None

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. During 2014, we invested our management time and resources in negotiating a US $100 million non-exclusive distribution sublicense with a China-based sales and distribution company that covers distribution in the territory of the Western Hemisphere. This license agreement was executed in February 2015. We also devoted substantial time to securing new working capital, research and development of the Hydrogen Reactor Technology, as discussed in more detail below and planning for a transition to large scale production in order to be properly positioned to take advantage of this technology as it achieves acceptance in the marketplace.

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a manufacturing defect by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. We are currently procuring new production parts and components in order to manufacture a limited number of Gen Sets intended for installation in end-user customer oil fields. Considering lead times on production parts already on order, we expect to complete production of this limited number of Gen Sets in the second quarter of 2015.

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

New Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. Mr. Coates intends to continue with research and development of the next application of this technology in an attempt to power larger, industrial engines. However, at this time, the Hydrogen Reactor technology development has been temporarily deferred to enable the Company to focus on producing a limited number of Gen Sets. If successful, the Hydrogen Reactor technology will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and their design enables them to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. Although at this time no arrangements have been made between the Company and George J. Coates, owner of the techology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

Plan of Operation

Manufacturing, Sales and Distribution

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

We intend to take advantage of the fact that essentially all the components of the CSRV® generator engine may be readily sourced and acquired from subcontractors, and, accordingly, expect to manufacture the engine generator by developing assembly lines within owned manufacturing facilities. We intend to initially commence production of Gen Sets on a small scale. This will enable us to prove our concept for the CSRV® system technology and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. We have already taken steps to identify a suitable size and appropriate location for a high capacity manufacturing plant. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force and substantial capital expenditures.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include sales of our equity and/or debt securities through private placement, pursuing and entering into additional sublicensing agreements with Original Equipment Manufacturers (“OEM’s”) and/or distributors, positive working capital generated from sales of our CSRV® products to Almont and others once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our CSRV® products. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements.

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to US$100 million. We received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives an aggregate of US$10,000,000, it is required to pay us 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the then remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable.

As collateral for payment of the sublicensing fee, Coates Power, Ltd. an independent China-based manufacturing company that will produce CSRV® products in China (“Coates Power”) and Renown are to place shares of their capital stock representing a 25% ownership interest into an escrow account for the benefit of Coates International, Ltd. These shares of stock will be released from escrow and revert back to Coates Power and Renown only after the US$100 million sublicensing fee is paid in full. We do not have an ownership interest in Coates Power or Renown. Coates Power and Renown are controlled and managed by Mr. James Pang, our liaison agent in China.

Coates Power has agreed to initially source production parts and components from us. To date, we have sold Coates Power approximately US$131,000 in production parts and components in connection with their plan to manufacture two Gen Sets.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock and Series B Convertible Preferred Stock issued in connection with anti-dilution provisions in place, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the Years Ended December 31, 2014 and 2013

Our principal business activities and efforts during 2014 and 2013 were devoted to (i) negotiating a US $100 Million non-exclusive distribution license with Renown Power Development, Ltd., a China-based company which was consummated in February 2015, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations, (iii) developing plans for transitioning to large scale manufacturing in anticipation of our CSRV® system technology achieving widespread market acceptance, (iv) research and development of the Hydrogen Reactor Technology and (v) in the fourth quarter of 2014, preparing for production of a limited number of CSRV® Industrial Generator Sets in the United States, including procurement of parts.

Although we incurred substantial net losses for the years ended December 31, 2014 and 2013 of ($12,789,868) and ($2,750,190), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($1,571,454) and ($795,186) in 2014 and 2013, respectively, was significantly less than these reported net losses. The differences between the reported net losses incurred in 2014 and 2013 and cash actually used in operating activities are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales in 2014 and 2013.

Sublicensing fee revenue for the years ended December 31, 2014 and 2013 amounted to $19,200 and $19,200, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Marketing Expenses

Marketing expenses increased to $48,095 in 2014 from $3,205 in 2013 primarily due to fees paid to agents assisting us with negotiating non-exclusive distribution licenses for CSRV® technology products in China and Saudi Arabia. A $100 million distribution license in China was granted in February 2015 and negotiations in Saudi Arabia are ongoing.

Research and Development Expenses

Research and development activities in 2014 and 2013 were primarily related to the Hydrogen Reactor Project and continuing development of the production parts and components for CSRV® Industrial Gen Sets. Research and development expenses increased by $226,606 or 87% to $487,767 in 2014 from $261,161 in 2013. This net increase is primarily due to (i) a $164,500 increase in the amount of compensation and benefits allocated to research and development activities in 2014, (ii) a decrease in the amount of stock-based compensation expense allocated to research and development in 2014 of $14,500, and (iii) an increase in parts and materials utilized in research and development of $76,606.

Compensation and Benefits

Compensation and benefits increased to $10,400,971 in 2014 from $1,047,283 in 2013. This increase was due to an increase in stock-based compensation of $9,559,767 comprised of issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye for anti-dilution. This increase was partially offset by a decrease in salaries, wages and benefits of ($206,079) in 2014. This decrease primarily resulted from a $164,500 increase in the amount of salaries, wages and benefits allocated to and reported as research and development expenses and certain staff reductions.

General and Administrative Expenses

General and administrative expenses decreased by ($35,089) to $575,235 in 2014 from $610,324 in 2013. This net decrease in 2014 was primarily related to decreases in legal and professional fees of ($64,397), patent maintenance costs of ($15,464), property taxes of ($11,166), printing and postage of ($10,004), office expenses of ($5,759) and investor relations expenses of ($5,333), partially offset by increases in financing costs of $42,941, repairs and maintenance of $9,085, utilities of $8,079, travel and entertainment expenses of $4,496, parts expense of $3,282, technology costs of $2,876, miscellaneous expenses of $2,492 and a net increase in all other expenses of $3,783.

In order to preserve our working capital, George J. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of a portion of their compensation for certain periods in 2013 and 2014, which as of March 26, 2015, amounted to approximately $543,269, $91,525 and $140,945, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Depreciation and Amortization

Depreciation and amortization expense decreased to $64,920 in 2014 from $66,485 in 2013.

Loss from Operations

A loss from operations of ($11,557,788) was incurred in 2014 compared with a loss from operations of ($1,969,258) in 2013.

Other Expense

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the years ended December 31, 2014 and 2013, an expense was recorded to reflect the increase in the fair value of embedded liabilities of $109,105 and $210,390, respectively.

Loss on conversion of convertible notes

For the years ended December 31, 2014 and 2013, the Company realized a loss on conversion of convertible notes of $94,632 and $-0-, respectively.

Interest expense

Interest expense increased to $1,028,343 in 2014 from $570,542 in 2013. Interest expense in 2014 consisted of non-cash interest related to convertible promissory notes of $744,203, mortgage loan interest of $120,524, interest on promissory notes to related parties of $112,099, interest expense related to the sale/leaseback of equipment of $51,190 and net other interest of $327. Interest expense in 2013 consisted of non-cash interest related to convertible promissory notes of $301,116, mortgage loan interest of $116,034, interest on promissory notes to related parties of $127,993, interest expense related to the sale/leaseback of equipment of $20,906 and other interest of $4,493.

Deferred Taxes

In 2014 and 2013, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the year ended December 31, 2014, we incurred a net loss of ($12,789,868) or ($0.03) per share, as compared with net loss of ($2,750,190) or ($0.01) per share for 2013. Included in the net losses for the years ended December 31, 2014 and 2013 was $11,150,317 and $1,203,976, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at December 31, 2014 was $263,526, an increase of $214,252 from the cash position of $49,274 at December 31, 2013. We had a working capital deficit of ($7,296,122) at December 31, 2014 which represents an increase in the deficit of ($2,218,295) compared to the ($5,077,827) of negative working capital at December 31, 2013. Our current liabilities of $7,651,796 at December 31, 2014, increased by $2,400,520 from $5,251,276 at December 31, 2013. This net increase primarily resulted from (i) a $962,367 net increase in promissory notes to related parties due to recognition of $1,462,093 due to Gregory G. Coates for funds advanced to the Company in the past, offset by repayment of $280,000 of promissory notes to related parties and conversion of $219,726 of such promissory notes into shares of common stock by George J. Coates, (ii) a $792,240 increase in deferred compensation consisting of a $475,000 increase to provide for the payment of income taxes for George J. Coates related to stock-based compensation and a $317,240 increase in deferred salaries for George J. Coates and Bernadette Coates, (iii) a $375,887 increase in the carrying amount of convertible notes, net of unamortized discount, (iv) a $109,105 net increase in the derivative liability related to convertible promissory notes and (v) an $18,791 increase in the current portion of a finance lease obligation, net of unamortized discount, partially offset by (i) a $281,170 decrease in accounts payable and accrued liabilities, (ii) a $65,000 principal repayment of the mortgage loan payable and (iii) conversion of a $10,000, 10% convertible note held by a director into shares of common stock.

Operating activities utilized cash of ($1,571,454) for the year ended December 31, 2014, an increase of $776,268 from the cash utilized for operating activities of ($795,186) for the year ended December 31, 2013. Cash utilized by operating activities in the year ended December 31, 2014 resulted primarily from (i) a cash basis net loss of ($1,639,551) (after adding back non-cash stock-based compensation expense of $10,174,258, non-cash interest and amortization of discount on convertible notes and finance lease obligation of $736,622, a non-cash increase in embedded derivative liabilities related to convertible notes of $109,105, a non-cash loss on conversion of convertible notes of $94,632, depreciation and amortization of $64,920 and amortization of deferred financing costs of $10,246, partially offset by non-cash negotiated settlements of accounts payable of ($20,266) and recognition of non-cash licensing revenues of ($19,200); and (ii) a decrease in inventory of $64,478, an increase in deferred offering costs and other assets of ($32,451), a decrease of ($281,170) in accounts payable and accrued liabilities and an increase in deferred compensation payable of $317,240.

Cash generated from financing activities amounted to $1,785,706 in 2014. This was comprised of issuances of convertible promissory notes aggregating $995,583, proceeds of $515,000 from private sales of shares of common stock and common stock warrants to the son of Richard W. Evans, a deposit of $498,300, on a non-exclusive distribution license granted to a China-based sales and distribution company, proceeds of $161,636 from sales of common stock under an equity line of credit with Dutchess Opportunity Fund II, LP and proceeds from exercise of common stock purchase warrants by the son of Richard W. Evans amounting to $10,000, partially offset by repayments of promissory notes held by related parties of ($280,000), principal repayments of ($65,000) on the mortgage loan payable and payments of a finance lease obligation amounting to ($49,813).

Going Concern

We have incurred net recurring losses since inception, amounting to ($46,767,179), as of December 31, 2014 and had a stockholders’ deficiency of ($5,433,529). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses. In addition, the mortgage loan on our headquarters and research and development facility matures in July 2015.  The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated March 30, 2015 with respect to our financial statements as of and for the year ended December 31, 2014 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2014, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses for distribution of our CSRV® products, raising working capital to enable us to commence production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

During the years ended December 31, 2014 and 2013, we raised $2,180,519 and $993,149, respectively, of new working capital from issuances of convertible promissory notes, a deposit received on a sublicense in 2014, sales of our common stock and common stock warrants, issuances of promissory notes to related parties in 2013 and from exercise of common stock purchase warrants.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional Release Payments from Almont are currently due us amounting to $5,847,000 under the Escrow Agreement. At this time, Almont is unable to pay the balance due us until it raises sufficient new working capital. As a result, we have needed to rely on other sources for raising new working capital for our operations.

Sources of working capital and new funding being pursued by us include (i) sales of common stock and warrants in private transactions, (ii) issuances of promissory notes and convertible promissory notes, (iii) new equity investment and/or up front licensing fees from prospective new sublicensees and (iv) manufacturing and sales of CSRV® Units. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

At December 31, 2014, current liabilities were primarily comprised of promissory notes due to related parties aggregating $1,565,505, a $1,448,284 mortgage loan, $1,289,735 of legal and professional fees, deferred compensation of $1,079,904, the current portion of license deposits of $517,500, $500,905 of convertible promissory notes, an embedded derivative liability related to our convertible promissory notes of $475,695, net of unamortized discount, accrued interest expense of $373,954, accrued general and administrative expenses of $194,229, accrued research and development expenses of $114,859, the current portion of a finance lease obligation of $62,102, unearned revenue of $19,124 and accrued compensation and benefits of $10,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2014:

		Due Within
	Total	2015	2016

Promissory notes to related parties	$1,565,505	$1,565,505	$-
Mortgage loan payable	1,448,284	1,448,284	-
Deferred compensation	1,079,904	1,079,904	-
Convertible promissory notes	695,843	575,426	120,417
Finance lease obligation	93,680	71,426	22,254
Settlement of litigation	10,000	10,000	-
Total	$4,893,216	$4,750,545	$142,671

Total non-cash compensation cost related to nonvested stock options at December 31, 2014 that has not been recognized was $6,556. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 4 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2014 which are contained in this filing, the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Other significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock and Series B Convertible Stock issued and certain limited anti-dilution rights granted to George J. Coates, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update further provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, we have elected to implement this update early and it has been applied in the financial statements for the year ended December 31, 2014 included in this Form 10-K. Early adoption did not have a material effect on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Financial Statements as of and for the Years ended December 31, 2014 and 2013 beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the 1934 Act, the Company carried out an evaluation, with the participation of our management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our board of directors and our executive officers as of March 26, 2015. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory G. Coates, who is the son of George J. Coates. The board of directors did not meet during the year ended December 31, 2014.

Name	Age	Position

George J. Coates	74	Director, Chairman of the Board, Chief Executive Officer and President

Gregory G. Coates	44	Director, Secretary and President, Technology Division

Barry C. Kaye	61	Director, Treasurer and Chief Financial Officer

Jack Perkowski	66	Director *, **

Dr. Frank Adipietro	57	Director *, ***

Richard Whitworth	66	Director *, **, ***

* Serves as an independent director.

** Serves as a member of our audit committee.

*** Serves as a member of our compensation committee.

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

Gregory G. Coates became a director of the Company in October 2006, and had served as the Chairman of our Board of Directors until March 2007. In October 2006, he became our President – Technology Division. For more than twenty years, Gregory G. Coates has worked with us as a design engineer, working in research and development, designing and building the CSRV® system technology and adapting this technology to various existing applications. He created certain of our licensed inventions, and patented certain of them. Gregory G. Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology in Ireland. He invented and patented the Multi Sequential Fuel Management System®, a vital component of our CSRV® engines and also holds patents on other innovative technologies.

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

Jack Perkowski became a director of the Company in February 2015. He was also elected to serve as Chairman of our Audit Committee of the Board of Directors. Mr. Perkowski is widely recognized as an expert on doing business in China. Jack graduated Cum Laude from Yale University and with High Distinction from Harvard Business School where he was named a Baker Scholar. He spent eighteen years on Wall Street, rising to head of investment banking at PaineWebber. Jack demonstrated his visionary leadership by devoting three years investigating opportunities in Asia and China, well before others would learn to appreciate the significant role that China would come to play in the global economy. This led to the founding of ASIMCO Technologies, a major industrial enterprise, which he built and managed for fifteen years.

Under Jack’s leadership, ASIMCO gained a reputation for developing local management and integrating a broad based China operation into the global economy. ASIMCO grew into one of the largest automobile components manufacturers in China with 12,000 employees at 17 plants in 8 provinces. ASIMCO was twice named one of the “Ten Best Employers in China” in surveys conducted by Hewitt Associates and leading news organizations in Asia. In 2008, Jack was designated by China Auto News, as one of “30 Outstanding Entrepreneurs in China’s Auto Components Industry over the 30 Years of Economic Reform,” the only foreigner to receive this distinction.

He authored “Managing the Dragon: How I’m Building a Billion Dollar Business in China”, and provides timely insights into ongoing developments in the country on www.managingthedragon.com. His articles on China, its economy and developing a business in the country have been published in the Wall Street Journal, the Far Eastern Economic Review, the Huffington Post, Am Cham’s China Brief and Business Forum China. Jack is a frequent speaker to university and business school groups, corporate and industry conferences and leading professional organizations such as the Council on Foreign Relations, the Asia Society and the YPO, and has been interviewed on CNN, CNBC, Fox, BBC, NPR, and CCTV. Jack’s unique journey to China has been featured in many articles on the subject.

Jack serves on the Board of Directors of Credit First Financial Leasing Co., Inc., China’s first independent auto leasing company, and OC3 Entertainment, the leading provider of facial animation software in the world. Previously, Jack served on the Board of Directors and as the head of the Special Committee of NASDAQ listed Fushi Copperweld, Inc., the world’s leading bimetallic company, which went private in 2013. Jack is also a member of the China Advisory Council of Magna International, Inc., one of the largest suppliers to the auto industry, and a member of JP Morgan’s “China Expert Series.” Jack has also been named a Distinguished Speaker at the University of Virginia’s Darden School of Business.

In April 2009, Jack founded JFP Holdings, a merchant banking firm focused on China, where he now serves as Managing Partner. JFP Holdings is headquartered in Beijing, has representatives in the United States, Japan and the United Kingdom, and was established to help Western companies bring their products, technology and know-how to China and assist Chinese companies with global expansion.

The JFP Holdings team includes management and investment professionals with deep experience in China and significant investment banking experience. JFP Holdings is uniquely positioned to assist Western companies develop their strategies for the China market and to help them implement and fund their China strategies. With its knowledge of both China and the world’s developed markets, JFP Holdings provides Chinese companies with value added advice on their overseas expansion plans.

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

Family Relationships

George J. Coates is the father of Gregory G. Coates. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager of the Company. No other family relationships exist between the directors and executive officers of the Company.

Board Committees

Our board of directors established an audit committee and a compensation committee in October 2006. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act.

Audit Committee

Jack Perkowski is the Chairman and Richard Whitworth is a member of the audit committee. The audit committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of our independent auditor;  overseeing the work of our independent auditor, including receipt and consideration of reports from the independent auditor;  reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;  discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements, if any.

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

During each of the two years ended December 31, 2014, the Audit Committee held one audit committee meeting. In connection with the audit of our financial statements as of and for each of the two years ended December 31, 2014 by Cowan, Gunteski & Co., P.A., our Independent Public Accounting Firm, our audit committee has communicated with Cowan, Gunteski & Co., P.A. regarding the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the audit committee has received the written disclosures and the letter from Cowan, Gunteski & Co., P.A. required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Cowan, Gunteski & Co., P.A. their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for each of the two years ended December 31, 2014 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee

Dr. Frank J. Adipietro and Richard Whitworth serve on the compensation committee. The compensation committee’s responsibilities include:

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

The Compensation Committee did not meet during the years ended December 31, 2014 and 2013.

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

Compensation Committee Interlocks and Insider Participation

George J. Coates, Gregory G. Coates and Barry C. Kaye are executive officers and members of our board of directors. None of our executive officers serves as a member of our compensation committee, audit committee or other committee serving an equivalent function. None of the current members of the compensation committee of our board have ever been employed by us.

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

Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

●	any breach of their duty of loyalty to the corporation or its stockholders;
●	acts or omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which a director derived an improper personal benefit.

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

Involvement in Certain Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers and directors for the years ended December 31, 2014 and 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Option Awards		Anti-dilution and Stock Awards		Compensatory Award		All Other Compensation		Total

George J. Coates Chief Executive Officer	2014	$250,000	(1)	$-		$7,988,990	(2)	$950,000	(4)	$15,700	(5)	$9,204,690
and President	2013	250,000	(1)	-		170,363	(3)	-		17,129	(5)	437,492

Barry C. Kaye Chief Financial Officer	2014	-		9,837	(6)	44,144	(7)	-		170,000	(8)	223,981
and Treasurer	2013	-		4,200	(6)	-		-		40,000	(8)	44,200

Gregory G. Coates President, Technology	2014	155,769	(9)	9,837	(10)	607,071	(11)	-		21,288	(5)	793,965
Division	2013	150,000		-		-		-		19,294	(5)	169,294

(1)	For the years ended December 31, 2014 and 2013, George J. Coates was paid $-0- and $19,231 of this salary amount, respectively, and $250,000 and $230,769, respectively, of his salary was deferred until such time that we have sufficient working capital to pay such deferred compensation.

(2)	During the year ended December 31, 2014, George J. Coates received anti-dilution and stock awards consisting of the following: 90,191 shares of Series A Preferred Stock with an estimated fair value of $169,452 granted and issued pursuant to an anti-dilution agreement and a stock award. He also received compensation with an estimated value of $2,793,992 representing the incremental value of 181,664 shares of Series B Convertible Preferred Stock received upon conversion of 181,664 shares of Series A Preferred Stock. In addition, 360,269 shares of Series B Convertible Preferred Stock with an estimated fair value of $5,025,545 were granted and issued to George J. Coates, pursuant to an anti-dilution agreement.

(3)	During the year ended December 31, 2013, Mr. Coates was awarded 68,590 unregistered shares of the Company’s Series A Preferred Stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated fair value of these shares was $170,363.

(4)	During the year ended December 31, 2014, Mr. Coates was granted an award of $950,000 in the form of a non-interest bearing promissory note to compensate him for the lost benefits of ownership of the Company's headquarters research and development and warehouse facility subsequent to the date he contributed this property to the Company.

(5)	Other compensation for George J. Coates and Gregory G. Coates consisted of health, dental and life insurance for the years ended December 31, 2014 and 2013.

(6)	During the years ended December 31, 2014 and 2013 we granted 351,500 and 100,000 common stock options with an exercise price of $0.028 and $0.042 per share, respectively, to Barry C. Kaye. The estimated fair value of these stock options on the date of grant was $9,837 and $4,200, respectively. The stock options granted in 2014 will become fully vested in April 2015 and expire in 2029 and the stock options granted in 2013 became fully vested in April 2014 and expire in 2028.

(7)	During the year ended December 31, 2014, 2,976 shares of Series B Convertible Preferred Stock with an estimated fair value of $44,144 were granted and issued to Barry C. Kaye, pursuant to an anti-dilution agreement.

(8)	During the years ended December 31, 2014 and 2013, Barry C. Kaye was paid compensation of $170,000 and $40,000, respectively. For the year ended December 31, 2014, Mr. Kaye earned compensation of $78,000 which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. This amount is included in accounts payable and accrued liabilities in the Company's balance sheet at December 31, 2014.

(9)	Includes salary paid to Gregory G. Coates for vacation earned, but not taken.

(10)	During the year ended December 31, 2014 we granted 351,500 common stock options with an exercise price of $0.028 per share to Gregory G. Coates. The estimated fair value of these stock options on the date of grant was $9,837. The stock options granted in 2014 will become fully vested in April 2015 and expire in 2029.

(11)	During the year ended December 31, 2014, 40,593 shares of Series B Convertible Preferred Stock with an estimated fair value of $607,071 were granted and issued to Gregory G. Coates, pursuant to an anti-dilution agreement.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to our executives as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-		-	$0.440	10/23/2021
	50,000	-		-	0.430	11/3/2024
	275,000	-		-	0.400	11/18/2025
	1,800,000	-		-	0.250	7/26/2026
	1,815,000	-		-	0.060	6/24/27
Gregory G. Coates	500,000	-		-	0.440	10/23/2021
	1,800,000	-		-	0.240	8/8/2026
	-	351,500	(1)	-	0.028	4/30/2029
Barry C. Kaye	125,000	-		-	0.440	10/17/2021
	100,000	-		-	0.042	12/9/2028
	-	351,500	(1)	-	0.028	4/30/2029

(1)	These stock options shall become fully vested on April 30, 2015.

Vesting of the stock options is subject to acceleration under certain circumstances in the event of an acquisition of the Company.

Director Compensation

A compensation program was adopted by the board of directors which provides for compensation to our directors in the amount of $1,000 per day, plus reasonable travel expenses. This compensation plan further provides for the granting of stock options to our non-employee directors from time to time under our 2014 Stock Option and Incentive Plan to purchase our common stock at an exercise price equal to the quoted closing price of our common stock on the day prior to the date of grant.

We did not pay any compensation to our non-employee directors for the years ended December 31, 2014 and 2013.

Employment contracts, termination of employment and change-in-control arrangements

There are currently no employment contracts with any of our employees and there have been no terminations or change-in-control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2015 for:

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

Percentage ownership calculations are based on 577,932,422 shares outstanding as of March 26, 2015. Addresses of named beneficial owners are c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
				Shares Beneficially Owned
	Outstanding Shares Beneficially		Right to Acquire Within 60 Days After March 26,
Name of Beneficial Owner	Owned		2015	Number	Percentage

George J. Coates	260,478,267	(1)(2)	4,940,000	265,418,267	45.35%

Gregory G. Coates	14,032,520	(3)	2,300,000	16,332,520	2.80%

Dr. Frank Adipietro	3,735,364		827,000	4,562,364	0.78%

Barry C. Kaye	1,300,358	(4)	225,000	1,525,358	0.26%

Richard Whitworth	-		25,000	25,000	0.00%

Jack Perkowski	-		-	-	0.00%

All executive officers and directors as a group (6 persons)	279,546,509		8,317,000	287,863,509	49.19%

(1)	Includes 1,956,960 shares owned by Mr. Coates' spouse and 1,165,507 shares owned by The Coates Trust, a trust controlled by George J. Coates as Trustee. Beneficial ownership of these shares is disclaimed by George J. Coates.

(2)	As of March 26, 2015, George J. Coates owns 50,000 shares of Series A Preferred Stock and 1,182,590 shares of Series B Convertible Preferred Stock which entitles him to 500,000,000 and 1,182,590,000 votes, respectively, which when added to the votes from shares of common stock he holds brings his total number of votes at all matters brought before the common stockholders for a vote to 1,943,068,237, which represents an aggregate voting interest of 82.68%. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of our common stock on the second anniversary of the date the shares of Series B Convertible Preferred Stock were issued.

(3)	As of March 26, 2015, Gregory G. Coates owns 84,207 shares of Series B Convertible Preferred Stock which entitles him to 84,207,000 votes, which when added to the votes from shares of common stock he holds brings his total number of votes at all matters brought before the common stockholders for a vote to 98,239,520, which represents an aggregate voting interest of 4.18%. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of our common stock on the second anniversary of the date the shares of Series B Convertible Preferred Stock were issued.

(4)	As of March 26, 2015, Barry C. Kaye owns 6,390 shares of Series B Convertible Preferred Stock which entitles him to 6,390,000 votes, which when added to the votes from shares of common stock he holds brings his total number of votes at all matters brought before the common stockholders for a vote to 7,690,358, which represents an aggregate voting interest of 0.33%. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of our common stock on the second anniversary of the date the shares of Series B Convertible Preferred Stock were issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

A related person is defined as any person who is (1) a director or executive officer of the registrant, (2) any nominee for director, (3) any immediate family member of a director or executive officer of the registrant or of any nominee for director, (4) any person who is known to the Company to be the beneficial owner of more than 5% of any class of the registrant’s voting securities and (5) any immediate family of any person who is known to the Company to be the beneficial owner of more than 5% of any class of the registrant’s voting securities.

Promissory Notes to Related Parties

Promissory Notes due to George J. Coates

During the year ended December 31, 2013, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $105,000. During the years ended December 31, 2014 and 2013, the Company repaid promissory notes to George J. Coates in the aggregate principal amount of $200,000 and $67,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the period from March 28, 1991 through April 15, 1994, Mr. Coates made cash outlays of his own personal funds to acquire the Company’s headquarters, research and development and warehouse facility amounting to $950,000. Mr. Coates contributed this property to the Company and did not receive any consideration for this contribution. At that time, the $950,000 purchase price was added to the Company’s additional paid-in capital. Mr. Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. On April 28, 2014, the board of directors adopted a resolution to make a compensatory award of $950,000 in the form of a non-interest bearing promissory note payable on demand due to Mr. Coates. The intent of this resolution was to compensate Mr. Coates for his lost benefits of ownership of the Company’s headquarters, research and development and warehouse facility subsequent to the date he contributed this property. Mr. Coates offered to apply this amount towards the purchase of additional shares of the Company’s common stock.

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

Promissory Note Issued to Gregory G. Coates

In a series of payments during the period from August 21, 1995 to February 14, 1996, Gregory G. Coates, President, Technology Division, director, and son of George J. Coates, made cash outlays from his own personal funds on behalf of the Company in an amount which aggregated $1,462,000 to provide needed working capital to the Company in order for it to continue its operations. Gregory G. Coates contributed these funds to the Company and did not receive any consideration for this contribution. At that time, the $1,462,000 of cash outlays was added to the Company’s additional paid-in capital. Gregory G. Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. Gregory G. Coates has requested that this amount of additional paid-in capital be converted into a non-interest bearing promissory note. On April 28, 2014, the board of directors adopted a resolution to convert $1,462,000 of additional paid-in capital of the Company into a non-interest bearing promissory note payable on demand, due to Gregory G. Coates.

Promissory Notes Issued to Bernadette Coates

During the year ended December 31, 2013 the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $68,000. During the years ended December 31, 2014 and 2013 the Company repaid promissory notes in the aggregate principal amount of $80,000 and $10,000, respectively. The promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

10% Convertible Note with a Related Party

In June 2014, a 10% promissory note with a balance due of $17,000, including accrued interest thereon, held by Dr. Michael J. Suchar, director, was converted into 612,664 restricted shares of common stock at a conversion price equal to the closing price of the common stock on the date of conversion of $0.0285 per share.

Share Issuances - Common Stock

In a series of transactions throughout the year ended December 31, 2014, the Company made private sales, pursuant to stock purchase agreements of 16,456,076 unregistered shares of its common stock and 16,456,076 common stock warrants to purchase one restricted share of its common stock at exercise prices ranging from $0.02 to $0.04 per share in consideration for $515,000 received from the son of Dr. Richard W. Evans, a director. The proceeds were used for general working capital.

In a series of transactions throughout the year ended December 31, 2013, we sold 4,666,666 restricted shares of our common stock and 5,666,668 warrants to purchase one share of our common stock at exercise prices ranging from $0.015 to $0.04 per share in consideration for $125,000 received from the son of Richard W. Evans, a director.

As discussed above under “Promissory Notes to Related Parties”, in two transactions during April and May, 17% promissory notes due to George J. Coates having a principal balance of $420,000 were converted into 14,733,289 restricted shares of common stock at an average price per share of $0.0285. In August 2014, the conversion of $200,000 of these 17% promissory notes was rescinded.

As discussed above under “Promissory Notes to Related Parties”, a non-interest bearing promissory note due to George J. Coates in the principal amount of $950,000 was converted into 37,698,413 restricted shares of common stock at an average price per share of $0.0252.

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

Share Issuances - Series A Preferred Stock

During the period from January 1, 2014 to July 2, 2014, and during the year ended December 31, 2013, 40,191 and 68,590 shares, respectively, of Series A were granted and issued to George J. Coates pursuant to this anti-dilution agreement. On July 3, 2014 all of the 181,664 shares of Series A previously issued to George J. Coates were converted into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”). At the same time, the aforementioned anti-dilution protection for Mr. Coates, pursuant to which shares of Series A may be issued, was cancelled and replaced with a new anti-dilution protection arrangement which involves the issuance of shares of Series B. On August 1, 2014, 50,000 shares of Series A with an estimated fair value of $69,000 were issued to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company. At December 31, 2014, Mr. Coates held all 50,000 shares of Series A outstanding, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

Share Issuances - Series B Convertible Preferred Stock

On July 3, 2014, the board of directors consented to (i) the conversion of all of the 181,664 shares of Series A held by George J. Coates into shares of Series B at a conversion rate of one share of Series B for each share of Series A, (ii) an anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates; and (iii) a modified anti-dilution plan, effective as of July 3, 2014 (the “Modified Plan”) for George J. Coates.

The anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates was determined to be the number of shares of Series B required to restore Mr. Coates’ ownership percentage of outstanding common stock on a pro forma basis to 78%, assuming all of the Series B shares were converted into common stock. The ownership percentage of 78% represents the percentage of outstanding common stock that Mr. Coates originally held at December 31, 2002.

Under the Modified Plan, for each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to Mr. Coates equal to that number of shares of Series B required to maintain his ownership percentage of outstanding shares of common stock outstanding on a pro forma basis, at 78%.

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

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

As a result of the new anti-dilution arrangements put into place during 2014, the number of shares of Series B outstanding at December 31, 2014 totaled 585,502 consisting of 541,933, 40,593 and 2,976 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

Stock Option Grants

During the year ended December 31, 2014, options to purchase 351,500 shares of common stock at an exercise price of $0.028 per share were granted to Gregory G. Coates. The stock options will fully vest in April 2015. The estimated fair value of stock options granted was $9,837.

During the years ended December 31, 2014 and 2013, options to purchase 351,500 and 100,000 shares of common stock, respectively, at an exercise price of $0.028 and $0.042 per share, respectively were granted to Barry C. Kaye. The stock options granted in 2014 will fully vest in April 2015 and the stock options granted in 2013 became fully vested in December 2014. The estimated fair value of stock options granted for the years ended December 31, 2014 and 2013, were $9,837 and $4,200, respectively.

Compensation

For the years ended December 31, 2014 and 2013, George J. Coates earned base compensation of $250,000 and $250,000, respectively. Payment of $250,000 and $230,769, respectively, of these amounts is being deferred until the Company has sufficient working capital.

For the years ended December 31, 2014 and 2013, Bernadette Coates, spouse of George J. Coates, earned base compensation of $67,240 and $56,895, respectively, payment of which is being deferred until the Company has sufficient working capital.

For the years ended December 31, 2014 and 2013, Gregory G. Coates earned base compensation of $155,769 and $150,000, respectively. The compensation in 2014 included payment for vacation earned, but not taken.

Consulting Fees

During the year ended December 31, 2014 and 2013, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $170,000 and $40,000, respectively. For the year ended December 31, 2014, Mr. Kaye earned compensation of $78,000 which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him.

Personal Guaranty and Pledge of Stock

The Company’s mortgage loan on its headquarters is collateralized by the pledge of five million shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and by his personal guaranty.

In connection with the Company’s sale/leaseback of its research and development and manufacturing equipment, George J. Coates provided his personal guaranty.

Director Independence

We have used the definition of “independence” contained in the listing rules of The NASDAQ Stock Market to make the determination as to whether or not our directors are independent, because our common stock is not currently listed on a national securities exchange. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

The following table sets forth the members of our board of directors that are independent and certain board committee assignments:

Dr. Frank Adipietro	Director *, **

Jack Perkowski	Director *, ***

Richard Whitworth	Director *, **, ***

*	Serves as an independent director.
**	Serves as a member of our compensation committee.
***	Serves as a member of our audit committee.

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

Audit Fees

During the year ended December 31, 2014, Cowan billed us in the aggregate $75,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2013, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2014.

During the year ended December 31, 2013, Cowan billed us in the aggregate $66,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2012, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2013.

Audit-related Fees

For the year ended December 31, 2014, Cowan billed us $5,600 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1.

For the year ended December 31, 2013, Cowan billed us $5,950 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1.

Tax Fees

Cowan did not provide any tax-related services in the years ended December 31, 2014 and 2013.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

Audited financial statements of Coates International, Inc. as of December 31, 2014 and 2013 and for the years then ended are presented on beginning on page F-1.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

Exhibit No.		Description

3.1 (1)	-	Restated Certificate of Incorporation

3.1(i) (1)	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) (1)	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) (2)	-	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.2 (1)	-	Bylaws

4.1 (11)		Certification of Designation of Series A Preferred Stock, effective April 30, 2009

4.2 (11)		Certificate of Amendment of Certification of Designation of Series A Preferred Stock, effective May 24, 2011

4.3 (14)		Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock

4.4 (22)		Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated March 8, 2015.

10.1 (3)	-	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 (3)	-	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 (3)	-	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 (4)	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.5 (5)	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory G. Coates dated April 6, 2007

10.6 (6)	-	Cooperation Agreement executed June 16, 2010 between the Company and Tongji University of China

10.7 (7)	-	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.8 (7)	-	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.9 (8)	-	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.10 (9)	-	Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

10.11 (10)	-	Letter from Cummins confirming supply arrangement with Coates International, Ltd.

10.12 (11)		Certificate of designation, preferences and rights of Series A Preferred Stock of Coates International, Ltd.

10.13 (11)		Amendment to Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Coates International Ltd.

10.14 (12)	-	Convertible Promissory Note, dated March 20, 2013 between the Company and JMJ Financial and Amendment thereto, dated March 20, 2013

10.15 (13)	-	Sale/leaseback Agreement with Paradigm Commercial Capital Group, dated August 15, 2013

10.16 (14)	-	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock

10.17 (14)	-	Convertible Note, dated January 16, 2014 issued to Black Mountain Equities, Inc.

10.19 (15)		9.75% Convertible Note, Dated April 2, 2014 Issued to Typenex Co-Investment, LLC

10.20 (15)		Securities Purchase Agreement between the Company and Typenex Co-Investment, LLC, dated April 2, 2014

10.21 (15)		8% Convertible Promissory Note, Dated April 14, 2014 Issued to Auctus Private Equity Fund, LLC

10.22 (15)		Securities Purchase Agreement between the Company and Auctus Private Equity Fund, LLC, dated April 14, 2014

10.23 (18)		Equity Purchase Agreement between the Company and Southridge Partners II LP, dated July 2, 2014.

10.24 (16)		Registration Rights Agreement between the Company and Southridge Partners II LP, dated July 2, 2014.

10.25 (17)		Secured Convertible Promissory Note dated April 2, 2014 issued to Typenex Co-Investment, LLC

10.26 (17)		Securities Purchase Agreement dated April 2, 2014, between the Company and Typenex Co-Investment, LLC

10.27 (17)		Securities Purchase Agreement dated April 14, 2014 between the Company and Auctus Private Equity Fund, LLC

10.28 (17)		Convertible Debenture dated June 12, 2014 issued to Group 10 Holdings LLC

10.29 (17)		2014 Employee Stock Option and Incentive Plan adopted on May 31, 2014

10.30 (17)		5% Convertible Redeemable Note, dated July 7, 2014 issued to Adar Abays, LLC

10.31 (17)		Securities Purchase Agreement dated July 7, 2014 between the Company and Adar Abays, LLC

10.32 (19)		8% Convertible Note, dated June 10, 2014 Issued to KBM Worldwide, Inc.

10.33 (19)		Securities Purchase Agreement dated June 10, 2014, between the Company and KBM Worldwide, Inc.

10.34 (19)		8% Convertible Note, dated July 7, 2014 Issued to KBM Worldwide, Inc.

10.35 (19)		Securities Purchase Agreement dated July 7, 2014, between the Company and KBM Worldwide, Inc.

10.36 (19)		8% Convertible Note, dated August 28, 2014 Issued to KBM Worldwide, Inc.

10.37 (19)		Securities Purchase Agreement dated August 28, 2014, between the Company and KBM Worldwide, Inc.

10.38 (19)		8% Convertible Note, dated September 29, 2014 Issued to KBM Worldwide, Inc.

10.39 (19)		Securities Purchase Agreement dated September 29, 2014, between the Company and KBM Worldwide, Inc.

10.40 (19)		8% Convertible Note, dated October 2, 2014 Issued to Cardinal Capital Group, Inc.

10.41 (20)		Convertible Promissory Note issued to Auctus Private Equity Fund, LLC, dated November 14, 2014.

10.42 (20)		Securities Purchase Agreement between the Company and Auctus Private Equity Fund, LLC, dated November 14, 2014.

10.43 (21)		Convertible Promissory Note issued to KBM Worldwide, Inc., dated December 3, 2014.

10.44 (21)		Securities Purchase Agreement between the Company and KBM Worldwide, Inc., dated December 3, 2014.

10.45 (22)		License Agreement between the Company and Renown Power Development, Ltd., executed February 24, 2015.

10.46 (22)		Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated March 8, 2015.

14.1 (11)	-	Code of Business Conduct and Ethics which is described under Corporate Governance in Item 10 of this Annual Report.

21.1 (14)	-	List of Subsidiaries

31.1 (22)	-	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (22)	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (23)	-	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (23)	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	-	XBRL Instance Document.

101.SCH *	-	XBRL Taxonomy Extension Schema Document.

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	-	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 000-33155.

(2)	Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.

(3)	Incorporated by reference from the Company's Registration Statement and amendments thereto filed September 9, 2001 on Form 10-SB with the Securities and Exchange Commission, File No. 000-33155.

(4)	Incorporated by reference from the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2005.

(5)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2006.

(6)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2010.

(7)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.

(8)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

(9)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2009.

(10)	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on June 24, 2011.

(11)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

(12)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

(13)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013.

(14)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

(15)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014.

(16)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.

(17)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 19, 2014.

(18)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 29, 2014.

(19)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2014.

(20)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2014.

(21)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2014.

(22)	Filed herewith.

(23)	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2015.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman and Chief Executive Officer

By:	/s/ Barry C. Kaye
Barry C. Kaye, Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Coates	Director, Chairman, Chief Executive Officer and President	March 30, 2015
George J. Coates	(principal executive officer)

/s/ Gregory G. Coates	Director, Secretary and President-Technology Division	March 30, 2015
Gregory G. Coates

/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer (principal financial and	March 30, 2015
Barry C. Kaye	accounting officer)

/s/ John Perkowski	Director	March 30, 2015
John Perkowski

/s/ Frank J. Adipietro	Director	March 30, 2015
Frank J. Adipietro

/s/ Richard Whitworth	Director	March 30, 2015
Richard Whitworth

Coates International, Ltd.

Index to Financial Statements

December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying balance sheets of Coates International, Ltd. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2014. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

Tinton Falls, New Jersey
March 30, 2015

Reply to: 730 Hope Road        Tinton Falls        NJ 07724        Phone: 732.676.4100        Fax: 732.676.4101

40 Bey Lea Road, Suite A101       Toms River         NJ 08753        Phone: 732.349.6880        Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CGTeam.com

Coates International, Ltd.

Balance Sheets

As of December 31,

	2014	2013

Assets
Current Assets
Cash	$263,526	$49,274
Inventory, net	47,274	111,752
Deferred offering costs and other assets	44,874	12,423
Total Current Assets	355,674	173,449
Property, plant and equipment, net	2,119,010	2,179,646
Deferred licensing costs, net	46,732	51,016
Total Assets	$2,521,416	$2,404,111

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$1,982,777	$2,263,947
Promissory notes to related parties	1,565,505	603,138
Mortgage loan payable	1,448,284	1,513,284
Deferred compensation payable	1,079,904	287,664
Current portion of license deposits	517,500	19,200
Convertible promissory notes, net of unamortized discount	500,905	125,018
Derivative liability related to convertible promissory notes	475,695	366,590
Current portion of finance lease obligation, net of unamortized discount	62,102	43,311
Unearned revenue	19,124	19,124
10% convertible note	-	10,000
Total Current Liabilities	7,651,796	5,251,276

Non-current portion of license deposits	283,800	303,000
Non-current portion of finance lease obligation, net of unamortized discount	19,349	81,452
Total Liabilities	7,954,945	5,635,728

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A preferred stock, 1,000,000 designated, 50,000 and 141,473 shares issued and outstanding at December 31, 2014 and 2013, respectively	50	141
Series B convertible preferred stock, 1,000,000 shares designated, 585,502 and no shares issued and outstanding at December 31, 2014 and 2013, respectively	586	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 443,508,090 and 327,749,176 shares issued and outstanding at December 31, 2014 and 2013, respectively	44,351	32,775
Additional paid-in capital	41,288,663	30,712,778
Accumulated deficit	(46,767,179)	(33,977,311)
Total Stockholders' Deficiency	(5,433,529)	(3,231,617)
Total Liabilities and Stockholders' Deficiency	$2,521,416	$2,404,111

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

	For the Years Ended December 31,
	2014	2013

Sublicensing fee revenue	$19,200	$19,200
Total Revenues	19,200	19,200
Expenses:
Marketing expenses	48,095	3,205
Research and development costs	487,767	261,161
Compensation and benefits	10,400,971	1,047,283
General and administrative expenses	575,235	610,324
Depreciation and amortization	64,920	66,485
Total Expenses	11,576,988	1,988,458
Loss from Operations	(11,557,788)	(1,969,258)
Other Expense:
Increase in estimated fair value of embedded derivative liabilities	(109,105)	(210,390)
Loss on conversion of convertible notes	(94,632)	-
Interest expense, net	(1,028,343)	(570,542)
Total other expense	(1,232,080)	(780,932)
Loss Before Income Taxes	(12,789,868)	(2,750,190)
Provision for income taxes	-	-
Net Loss	$(12,789,868)	$(2,750,190)

Basic net loss per share	$(0.03)	$(0.01)
Basic weighted average shares outstanding	385,372,919	334,010,734
Diluted net loss per share	$(0.03)	$(0.01)
Diluted weighted average shares outstanding	385,372,919	334,010,734

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Stockholders' Deficiency

For the Two Years Ended December 31, 2014

	Series A Preferred Stock, $0.001 par value per share		Series B Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2013	72,883	$73	-	$-	305,078,818	$30,508	$27,259,253	$(31,227,121)	$(3,937,287)
Issuance of anti-dilution shares of Series A Preferred stock to George J. Coates	68,590	68					170,294		170,362
Issuance of anti-dilution shares of Common Stock to George J. Coates					35,037,131	3,504	2,177,979		2,181,483
Cancelation of anti-dilution shares of Common Stock to George J. Coates					(35,037,131)	(3,504)	3,504		-
Issuance of common stock under equity line of credit with Dutchess Opportunity Fund II, LP					3,618,676	361	155,144		155,505
Issuance of common stock and warrants to son of a director					4,666,666	467	124,533		125,000
Conversion of convertible promissory notes					13,718,349	1,372	269,684		271,056
Exercise of stock purchase warrants					666,667	67	9,933		10,000
Stock-based compensation expense							248,918		248,918
Beneficial conversion feature on convertible promissory notes							293,536		293,536
Net loss for the year								(2,750,190)	(2,750,190)
Balance, December 31, 2013	141,473	141	-	-	327,749,176	32,775	30,712,778	(33,977,311)	(3,231,617)
Issuance of anti-dilution shares of Series A Preferred stock to George J. Coates	90,191	90					169,362		169,452
Conversion of Series A Preferred Stock held by George J. Coaters into Series B Convertible Preferred Stock	(181,664)	(181)	256,664	257			4,050,993		4,051,069
Issuance of anti-dilution shares of Series B Convertible Preferred Stock to related parties			328,838	329			4,511,342		4,511,671
Conversion of convertible promissory notes					48,251,621	4,825	621,960		626,785
Stock-based compensation award to George J. Coates for lost benefits of property ownership					37,698,413	3,770	946,230		950,000
Issuance of common stock and warrants to son of a director					16,456,076	1,646	513,354		515,000
Conversion of promissory notes to related parties into common stock					8,449,401	845	236,342		237,187
Issuance of common stock under equity line of credit with Dutchess Opportunity Fund II, LP					4,403,403	440	161,196		161,636
Exercise of stock purchase warrants					500,000	50	9,950		10,000
Conversion of additional paid-in capital into note due to related party							(1,462,093)		(1,462,093)
Beneficial conversion feature on convertible promissory notes							800,182		800,182
Stock-based compensation expense							17,067		17,067
Net loss for the year								(12,789,868)	(12,789,868)
Balance, December 31, 2014	50,000	$50	585,502	$586	443,508,090	$44,351	$41,288,663	$(46,767,179)	$(5,433,529)

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Net Cash Flows Used in Operating Activities
Net loss for the year	$(12,789,868)	$(2,750,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,174,258	634,938
Interest and amortization of discount on convertible promissory notes and finance lease obligation	736,622	301,117
Increase in fair value of embedded derivative liabilities	109,105	210,391
Loss on conversion of convertible notes	94,632	-
Depreciation and amortization	64,920	66,485
Amortization of deferred financing costs	10,246	10,246
Negotiated settlement of accounts payable	(20,266)	-
Recognition of non-cash licensing revenues	(19,200)	(19,200)
Changes in Operating Assets and Liabilities:
Inventory, net	64,478	636
Deferred offering costs and other assets	(32,451)	(3,783)
Accounts payable and accrued liabilities	(281,170)	466,510
Deferred compensation payable	317,240	287,664
Net Cash Used in Operating Activities	(1,571,454)	(795,186)

Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows Provided by Financing Activities:
Issuances of convertible promissory notes	995,583	398,000
Issuance of common stock and warrants to the son of a director	515,000	125,000
Deposit on tentative China sublicense agreement	498,300	-
Issuance of common stock under equity line of credit	161,636	155,506
Proceeds from exercise of stock warrants	10,000	10,000
Issuance of promissory notes to related parties	-	172,093
Repayment of promissory notes to related parties	(280,000)	(76,650)
Repayment of mortgage loan	(65,000)	(61,716)
Finance lease obligation payments	(49,813)	(23,626)
Proceeds from sale/leaseback of equipment	-	132,550
Net Cash Provided by Financing Activities	1,785,706	831,157
Net Increase in Cash	214,252	35,971
Cash, beginning of period	49,274	13,303
Cash, end of period	$263,526	$49,274

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$165,555	$138,977

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of additional paid in capital into promissory note to Gregory Coates	$1,462,093	$-
Conversion of convertible promissory notes	626,785	271,056
Conversion of Promissory Notes to Related Parties into Common Stock	219,726	-
Issuance of common stock for anti-dilution, net of cancelled anti-dilution common shares	-	2,181,483
	$2,308,604	$2,452,539

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

December 31, 2014 and 2013

(All amounts rounded to thousands of dollars)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Coates International, Ltd. operates in Wall Township, New Jersey.

The Company has acquired the exclusive licensing rights for the Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. Although at this time no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2014, had a stockholders’ deficiency of ($5,434,000). The Company will be required to renegotiate the terms of an extension of a $1,448,000 mortgage loan which matures in July 2015 or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the December 31, 2014, the Company had negative working capital of ($7,296,000) compared with negative working capital of ($5,078,000) at the end of 2013.

During the years ended December 31, 2014 and 2013, the Company raised $2,181,000 and $917,000, respectively, of new working capital from the following:

Description	2014	2013
Issuance of convertible promissory notes	$996,000	$398,000
Sales of shares of common stock and warrants to the son of a director	515,000	125,000
Deposit on non-exclusive distribution license with China-based company	498,000	-
Sales of common stock under equity line of credit	162,000	156,000
Proceeds from exercise of common stock warrants	10,000	10,000
Proceeds from sale/leaseback of equipment	-	133,000
Issuances of promissory notes to related parties, net of repayments	-	95,000
	$2,181,000	$917,000

In the fourth quarter of 2011, the Company identified cracks on the lower engine heads of its Gen Sets that resulted from a defect in the manufacturing by one of its suppliers. Based on testing of the Gen Set to confirm the Company’s resolution of this problem, management believes it has determined the cause of this cracked head condition. The Company has placed orders for new production parts, including sets of engine heads and has also modified certain patterns with the goal of manufacturing a limited number of Gen Sets. Thereafter, it will undertake field testing of the Gen Sets, after which, it will begin to ramp-up production.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financials statements for the year ended December 31, 2013 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2014.

Majority-Owned Subsidiary

CIL is currently the majority shareholder of Coates Hi-Tech Engines, Ltd., a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets.

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

License deposits, which are non-refundable, were received from the granting of sublicenses and are recognized as earned, generally commencing upon the completion of certain tests of the CSRV® products and acceptance by the licensee. At that time, license revenue will be recognized ratably over the period of time that the sublicense has been granted using the straight-line method. Upon termination of a sublicense agreement, non-refundable license deposits, less any costs related to the termination of the sublicense agreement, are recognized as revenue. Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer.

The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life through 2027 of the last CSRV® technology patent in force.

Research and Development

Research and development costs are expensed when incurred. Included in accounts payable and accrued liabilities at December 31, 2014 and 2013 is $115,000 for the estimated remediation costs of previously sold Gen Sets that were determined to have cracked heads.

Intellectual Property

Under a licensing agreement with George J. Coates and Gregory G. Coates, the Company obtained the rights to manufacture, use and sell the CSRV® engine technology throughout the territory defined as the Western Hemisphere. In accordance with GAAP, the Company is not permitted to record a value for this intellectual property because it was obtained from principal stockholders, and, accordingly this intangible asset is not reflected in the accompanying financial statements.

Licensing Costs

Under the CSRV® Licensing Agreement for the CSRV® engine technology, the Company is responsible for all costs in connection with applying for and maintaining patents to protect the CSRV® system technology. Such costs are expensed as incurred.

Advertising and Marketing Costs

Advertising costs, which are included in marketing expenses, are expensed when incurred. Advertising expense amounted to $48,000 and $3,000 for the years ended December 31, 2014 and 2013, respectively. In the year ended December 31, 2014, advertising and marketing costs included $45,000 in fees to agents in China and the Middle East for their assistance in introducing our CSRV technology and presenting proposals to potential investors interested in entering into a sublicense arrangement with the Company.

Stock-Based Compensation

Stock-based compensation expense, which does not require any outlay of cash, consists of the following:

●	The estimated fair value of shares of the Company’s capital stock issued to key employees for anti-dilution protection pursuant to a resolution of the board of directors. This includes restricted shares of Series A Preferred Stock and Series B Convertible Stock. In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of Series A Preferred Stock issued in August 2014 and Series B Preferred Stock issued in July 2014. The approach to arriving at the estimated fair value of the Series B Convertible Preferred Stock was determined to have a close correlation to the trading price of the Company’s common stock. Accordingly, upon each subsequent issuance of shares of Series B Convertible Preferred Stock, the original estimated fair value determined by the independent valuation is adjusted, on a pro rata basis, to reflect the closing price of the Company’s common stock on each date of issuance.

●	Compensation expense relating to stock options and stock awards under its stock option and incentive plans is recognized as an expense using the fair value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award.

Deferred Compensation

Deferred compensation represents salaries of George J. Coates and Bernadette Coates earned but not paid in order to preserve the Company’s working capital. The Company intends to repay these amounts at such time that it has sufficient working capital and after the related party notes to George J. Coates and Bernadette Coates have been repaid with interest thereon. Also included in deferred compensation is the estimated amount of personal income taxes of George J. Coates that the Company is obligated to pay in connection with certain shares of stock that he received to compensate him for lost benefits of ownership of the Company’s headquarters, research and development and warehouse facility subsequent to the date he contributed this property to the Company, without having received any compensation therefor.

Inventory

Inventory consists of raw materials and work-in-process, including overhead and is stated at the lower of cost or market determined by the first-in, first-out method. Inventory items designated as obsolete or slow moving are reduced to net realizable value. Market value is determined using current replacement cost.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets: 40 years for buildings and building improvements, 3 to 7 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

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

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the years ended December 31, 2014 and 2013. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for shares of Series A Preferred Stock and Series B Convertible Stock issued and certain limited anti-dilution rights granted to George J. Coates as more fully described in Note 16, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

2. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with two financial institutions. Monies on deposit with one of the institutions is currently fully insured by the Federal Deposit Insurance Corporation. Monies on deposit at the other financial institution amounting to $213,000 are invested in a fund that invests in securities with maturities of 60 days or less. At December 31, 2014, approximately 93% of the fund was invested in bank certificates of deposit, asset backed commercial paper and government agency debt securities.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Other Assets, Accounts Payable and Accrued Liabilities and Other Liabilities

With the exception of convertible promissory notes, the carrying amount of these items approximates their fair value because of the short term maturity of these instruments. The convertible promissory notes are reported at their estimated fair value, determined as described in more detail in Note 15.

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

Under the License Agreement, George J. Coates and Gregory G. Coates agreed that they will not grant any Western Hemisphere licenses to any other party with respect to the CSRV® Intellectual Property.

At December 31, 2014 and 2013 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $47,000 and $51,000, respectively. Amortization expense for the years ended December 31, 2014 and 2013 amounted to $4,000 and $4,000, respectively.

5. AGREEMENTS ASSIGNED TO ALMONT ENERGY, INC.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At December 31, 2014, the remaining balance of the Release Payment due to the Company was $5,847,000.

In connection with the assignment of the Canadian License and the rights to the US License, Almont has also assumed all of the obligations set forth in the Escrow Agreement, with the following modifications:

●	The Release Payment Date, as defined in the Escrow Agreement had been extended to March 19, 2014. In order to compensate for the delay caused by the Company’s inability to deliver Gen Sets, the Release Payment due date will be reset as appropriate, once the Company commences its production phase of operations. Provided that Almont remits this entire unpaid balance to the Company by the Release Payment Date, the US License will be released from escrow and granted to Almont. Almont is required to remit to the Company 60% of all monies it raises from future equity or debt transactions, exclusive of proceeds from equipment purchase financing transactions, until the Release Payment is paid in full.

●	Almont also became obligated to pay the $49 million balance of the US License Fee to the Company. Payment shall be made quarterly in an amount equal to 5% of Almont’s quarterly net profits. In addition, Almont is required to remit a portion of the proceeds it receives from equity or debt transactions, exclusive of equipment financing transactions to the Company until the entire balance of the US License fee is paid in full. However, unless extended by the Company, the entire licensing fee is required to be paid on or before February 19, 2016.

The Canadian License

The Canadian License exclusively sublicenses within Canada, the use of the CSRV® system technology for industrial engines designed to generate electrical power. Additional provisions of the Canadian License agreement are as follows:

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

The US License

The US License will, upon Almont satisfying the Release Payment, grant to Almont the right to use, sell and lease within the United States of America, Licensed Products manufactured by the Company which are designed to generate electrical power.  Licensed Products consist of CSRV® Valve Systems, CSRV® Valve Seals, CSRV® Rotary Valve Spheres, CSRV® Valve Components and CSRV® Engines. Almont is also obligated to pay a royalty to the Company equal to 2.5% of its annual modified gross profit (which has been defined as sales, less cost of sales, plus $400,000).

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

6. PROPOSED NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

The Company has been in the process of negotiating the grant of a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”), covering the territory defined as the Western Hemisphere. This sublicense would provide for the payment of licensing fees amounting to US$100 million. The Company has received an initial non-refundable deposit of $500,000 to date. The tentative terms of the agreement would provide that after Renown receives an aggregate of US$10,000,000, it would be required to pay the Company 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event, that Renown completes one or more capital raises aggregating US$300 million or more, the then remaining unpaid balance of the US$100 million licensing fee would become immediately due and payable.

Subsequent to year-end, the Company consummated this agreement and granted this Sublicense to Renown. This is discussed in more detail in Note 28 – “Subsequent Events,”

7. INVENTORY

Inventory at December 31, consisted of the following:

	2014	2013
Raw materials	$381,000	$440,000
Work-in-process	53,000	59,000
Finished goods	-	-
Less: Reserve for obsolescence	(387,000)	(387,000)
Total	$47,000	$112,000

8. LICENSE DEPOSITS

The current portion of license deposits consists of a $498,000 refundable initial good faith deposit on the tentative sublicense agreement with Renown is discussed in more detail in Note 6 and the $20,000 current portion of a non-refundable deposit on the sublicense agreement with Almont is discussed in more detail in Note 5. The non-current portion of the license deposits primarily consists of the portion of the non-refundable deposit on the sublicense agreement with Almont that will be recognized as sublicensing fee revenue after December 31, 2015.

The Company is recognizing the Almont sublicense license deposit as revenue on a straight-line basis over the remaining life until 2027 of the last CSRV® technology patent in force, at that date. Sublicensing fee revenue for the years ended December 31, 2014 and 2013 amounted to $19,000 and $19,000, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2014	2013
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	658,000	658,000
Furniture and fixtures	39,000	39,000
	2,979,000	2,979,000
Less: Accumulated depreciation	(860,000)	(799,000)
Total	$2,119,000	$2,180,000

Depreciation expense amounted to $61,000 and $62,000 for the years ended December 31, 2014 and 2013, respectively.

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2015. Interest expense for the years ended December 31, 2014 and 2013 on this mortgage amounted to $121,000 and $114,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2014 was $1,448,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so, could adversely affect the Company’s financial position and results of operations.

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

In accordance with generally accepted accounting principles, this sale/leaseback is required to be accounted for as a financing lease. Under this accounting method, the equipment and accumulated depreciation remains on the Company’s books and records as if the Company still owned the equipment. This accounting treatment is in accordance with ASC 840-40-25-4, Accounting for Sale-Leaseback Transactions. In addition, the discounted present value of the lease payments is recorded as a lease finance obligation. The difference between the gross sales price for the equipment and the net proceeds received amounted to $20,000, which has been recorded as unamortized discount on finance lease obligation. This amount is being amortized to interest expense using the interest method over the 30-month term of the lease, including the option period. The finance lease obligation is secured by all of the equipment included in the sale/leaseback transaction and the personal guaranty of George J. Coates.

For the years ended December 31, 2014 and 2013, interest expense on this lease amounted to $51,000 and $21,000, respectively, which is included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, are as follows:

	2014	2013
Legal and professional fees	$1,290,000	$1,388,000
Accrued interest expense	374,000	264,000
General and administrative expenses	194,000	301,000
Research and development costs	115,000	115,000
Accrued compensation and benefits	10,000	196,000
Total	$1,983,000	$2,264,000

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the year ended December 31, 2013, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $105,000. During the years ended December 31, 2014 and 2013 the Company repaid promissory notes to George J. Coates in the aggregate principal amount of $200,000 and $67,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the period from March 28, 1991 through April 15, 1994, Mr. Coates made cash outlays of his own personal funds to acquire the Company’s headquarters, research and development and warehouse facility amounting to $950,000. Mr. Coates contributed this property to the Company and did not receive any consideration for this contribution. At that time, the $950,000 purchase price was added to the Company’s additional paid-in capital. Mr. Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. On April 28, 2014, the board of directors adopted a resolution to make a compensatory award of $950,000 in the form of a non-interest bearing promissory note payable on demand due to Mr. Coates. The intent of this resolution was to compensate Mr. Coates for his lost benefits of ownership of the Company’s headquarters, research and development and warehouse facility subsequent to the date he contributed this property. Mr. Coates offered to apply this amount towards the purchase of additional shares of the Company’s common stock.

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

Promissory Notes Issued to Bernadette Coates

During the year ended December 31, 2013 the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $68,000. During the years ended December 31, 2014 and 2013 the Company repaid promissory notes in the aggregate principal amount of $80,000 and $10,000, respectively. The promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

For the years ended December 31, 2014 and 2013, aggregate interest expense on all promissory notes to related parties amounted to $112,000 and $130,000, respectively. Unpaid accrued interest on these promissory notes amounting to $342,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2014.

14. 10% CONVERTIBLE NOTE TO RELATED PARTY

In June 2014, a 10% promissory note with a balance due of $17,000, including accrued interest thereon, held by Dr. Michael J. Suchar, director, was converted into 612,664 restricted shares of common stock at a conversion price equal to the closing price of the common stock on the date of conversion of $0.0285 per share.

15. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes. The net proceeds from these transactions are used for general working capital purposes. During the years ended December 31, 2014 and 2013, $996,000 and $398,000, respectively, of convertible promissory notes were issued. The notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 42% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for them as derivative liability instruments.

All of the convertible notes become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty of from 25% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with a balance of $132,000 is convertible in monthly installments. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

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

The following table presents the details of the convertible promissory notes outstanding at December 31, 2014 and 2013, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

	Principal Amount					Unamortized Discount		Embedded Derivative Liability
Date Issued	December 31, 2014	December 31, 2013	Nominal Interest Rate	Effective Interest Rate(1)	Conversion Price Discount from Defined Trading Price	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
12/16/14	$28,000	N/A	12.00%	55%	40.0%	$8,000	N/A	$31,000	N/A
12/5/14	53,000	N/A	8.00%	160%	39.0%	42,000	N/A	20,000	N/A
11/25/14	52,000	N/A	9.75%	91%	30.0%	24,000	N/A	41,000	N/A
11/14/14	40,000	N/A	8.00%	139%	32.5%	30,000	N/A	54,000	N/A
10/2/14	40,000	N/A	8.00%	113%	35.0%	16,000	N/A	43,000	N/A
9/29/14	53,000	N/A	8.00%	118%	39.0%	29,000	N/A	20,000	N/A
9/3/14	39,000	N/A	12.00%	139%	40.0%	15,000	N/A	38,000	N/A
8/29/14	53,000	N/A	8.00%	105%	39.0%	13,000	N/A	17,000	N/A
8/8/14	52,000	N/A	9.75%	72%	30.0%	5,000	N/A	41,000	N/A
7/28/14	30,000	N/A	12.00%	156%	30.0%	6,000	N/A	25,000	N/A
7/9/14	83,000	N/A	8.00%	120%	39.0%	5,000	N/A	15,000	N/A
7/8/14	50,000	N/A	5.00%	106%	37.0%	2,000	N/A	31,000	N/A
6/12/14	47,000	N/A	8.00%	147%	40.0%	-	N/A	46,000	N/A
4/16/14	25,000	N/A	12.00%	147%	30.0%	-	N/A	17,000	N/A
4/16/14	24,000	N/A	12.00%	175%	40.0%	-	N/A	15,000	N/A
4/2/14	27,000	N/A	9.75%	71%	30.0%	-	N/A	22,000	N/A
12/11/13	-	28,000	10.00%	134%	42.0%	N/A	22,000	N/A	43,000
12/10/13	-	28,000	12.00%	117%	40.0%	N/A	19,000	N/A	45,000
12/9/13	-	28,000	10.00%	134%	42.0%	N/A	22,000	N/A	43,000
11/27/13	-	32,000	8.00%	133%	39.0%	N/A	25,000	N/A	33,000
10/11/13	-	47,000	8.00%	147%	39.0%	N/A	31,000	N/A	48,000
8/14/13	-	28,000	12.00%	147%	40.0%	N/A	14,000	N/A	45,000
8/8/13	-	53,000	8.00%	147%	39.0%	N/A	14,000	N/A	53,000
6/4/13	-	28,000	12.00%	92%	40.0%	N/A	-	N/A	45,000
3/21/13	-	-	12.00%	76%	40.0%	N/A	-	N/A	12,000
	$696,000	$272,000				$195,000	$147,000	$476,000	$367,000

(1)	The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

In a series of transactions, during the year ended December 31, 2014, convertible promissory notes with an aggregate principal balance of $627,000, including accrued interest thereon were converted into 48,251,621 unregistered shares of common stock.

In a series of transactions, during the year ended December 31, 2013, convertible promissory notes with an aggregate principal balance of $271,000, including accrued interest thereon were converted into 13,718,349 unregistered shares of common stock.

Other expense resulting from the increase in the estimated fair value of the embedded derivative liabilities amounted to ($104,000) and ($210,000) for the years ended December 31, 2014 and 2013, respectively. These amounts are included in the accompanying statements of operations as Increase in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the years ended December 31, 2014 and 2013 amounted to $697,000 and $283,000, respectively.

At December 31, 2014, the Company had reserved 263,703,000 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

16. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

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

The following common stock transactions occurred during the year ended December 31, 2014:

●	In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 16,456,076 unregistered shares of its common stock and 16,456,076 common stock warrants to purchase one restricted share of its common stock at exercise prices ranging from $0.02 to $0.04 per share in consideration for $515,000 received from the son of Dr. Richard W. Evans, a director. The proceeds were used for general working capital.

●	In a series of transactions, the Company issued 4,403,403 registered shares of common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $162,000. The proceeds were used for general working capital.

●	In two transactions during April and May, 17% promissory notes due to George J. Coates having a principal balance of $420,000 were converted, by mutual consent, into 14,733,289 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the dates of conversion. In August 2014, by mutual consent between the Company and George J. Coates, the conversion of $200,000 of these 17% promissory notes was rescinded. Accordingly, 6,896,552 of the shares issued to Mr. Coates were returned for cancellation and restored to authorized, unissued status and the $200,000 principal amount of the promissory note was reinstated.

●	A non-interest bearing promissory note due to George J. Coates in the principal amount of $950,000 was converted, by mutual consent, into 37,698,413 restricted shares of common stock at an average price per share of $0.0252 which was equal to the closing price of the Company’s common stock on the date of conversion.

●	A 10% promissory note with a balance of $17,000 due to Michael J. Suchar, director, was converted, by mutual consent, into 612,664 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the date of conversion.

●	In a series of transactions, convertible promissory notes, including accrued interest thereon aggregating $627,000 were converted into 48,251,621 unregistered shares of the Company’s common stock,

●	The Company received proceeds of $10,000 from the son of Richard W. Evans, a director for the exercise of stock purchase warrants with an exercise price of $0.02 per share and issued 500,000 unregistered shares of its common stock. The proceeds were used for general working capital.

The following common stock transactions occurred during the year ended December 31, 2013:

●	In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 4,666,666 unregistered shares of its common stock and 5,566,668 common stock warrants to purchase one share of its common stock at exercise prices ranging from $0.015 to of $0.04 per share in consideration for $125,000 received from the son of Richard W. Evans, a director. The proceeds were used for general working capital.

●	In a series of transactions, the Company issued 3,618,676 registered shares of its common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $156,000. The proceeds were used for general working capital.

●	In a series of transactions, the Company issued 14,142,085 unregistered shares of its common stock to George J. Coates for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of the issuances was $420,000. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to authorized, unissued status.

●	In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock compensation expense during the years ended December 31, 2012 and 2011, respectively. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to authorized, unissued status.

●	As discussed in more detail in Note 15, in a series of transactions, convertible promissory notes with an aggregate principal balance, including accrued interest of $271,000 were converted into 13,718,349 unregistered shares of the Company’s common stock.

●	The Company received proceeds of $10,000 from the son of Richard W. Evans, a director for the exercise of stock purchase warrants with an exercise price of $0.015 per share and issued 666,667 unregistered shares of its common stock. The proceeds were used for general working capital.

At December 31, 2014, the Company had reserved 312,047,911 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

Preferred Stock and anti-dilution rights

The Company is authorized to issue 100,000,000 shares of preferred stock, par value, $0.001 per share (the “Preferred Stock”). The Company may issue any class of the Preferred Stock in any series. The board is authorized to establish and designate series, and to fix the number of shares included in each such series and the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated and 50,000 and 141,473 shares issued and outstanding as of December 31, 2014 and 2013, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George. J. Coates.

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

During the period from January 1, 2014 to July 2, 2014, and during the year ended December 31, 2013, 40,191 and 68,590 shares, respectively, of Series A were granted and issued to George J. Coates pursuant to this anti-dilution agreement. On July 3, 2014 all of the 181,664 shares of Series A previously issued to George J. Coates were converted into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”), as more fully explained below. All such converted shares of Series A were cancelled and restored to authorized, unissued status. At the same time, the aforementioned anti-dilution protection for Mr. Coates, pursuant to which shares of Series A may be issued, was cancelled and replaced with a new anti-dilution protection arrangement which involves the issuance of shares of Series B as more fully explained below. On August 1, 2014, 50,000 shares of Series A were issued to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company. At December 31, 2014, Mr. Coates held all 50,000 shares of Series A outstanding, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

Each issuance of shares of Series A to George J. Coates did not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A provided to Mr. Coates. Based on this estimated valuation, the aggregate estimated fair value of the 50,000 shares of Series A issued to Mr. Coates on August 1, 2014, was $69,000, or $1.38 per share. Total non-cash, stock-based compensation expense from the grant of shares of Series A to Mr. Coates, including the shares converted to Series B for the years ended December 31, 2014 and 2013, amounted to $169,000 and $170,000, respectively. This amount is included in stock-based compensation expense in the accompanying statements of operations.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 1,000,000 shares designated and 585,502 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

On July 3, 2014, the board of directors consented to (i) the conversion of all of the 181,664 shares of Series A held by George J. Coates into shares of Series B at a conversion rate of one share of Series B for each share of Series A, (ii) an anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates; and (iii) a modified anti-dilution plan, effective as of July 3, 2014 (the “Modified Plan”) for George J. Coates.

The anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates was determined to be the number of shares of Series B required to restore Mr. Coates’ ownership percentage of outstanding common stock on a pro forma basis to 78%, assuming all of the Series B shares were converted into common stock. The ownership percentage of 78% represents the percentage of outstanding common stock that Mr. Coates originally held at December 31, 2002.

Under the Modified Plan, for each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to Mr. Coates equal to that number of shares of Series B required to maintain his ownership percentage of outstanding shares of common stock outstanding on a pro forma basis, at 78%.

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

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

Under this new anti-dilution Plan, for each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to Gregory G. Coates and Barry C. Kaye equal to that number of shares of Series B required to maintain their ownership percentage of outstanding shares of common stock outstanding on a pro forma basis, at 5.31% and 0.04157%, respectively.

As a result of the new anti-dilution arrangements put into place during 2014, the number of shares of Series B outstanding at December 31, 2014 totaled 585,502 consisting of 541,933, 40,593 and 2,976 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively.

In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series B. Based on this estimated valuation, the aggregate estimated fair value of the 585,502 shares of Series B was $8,721,000, which was included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2014.

In the event that all of the 585,502 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 585,502,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at December 31, 2014, this would dilute the ownership percentage of non-affiliated stockholders from 35.7% to 15.3%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

17. UNEARNED REVENUE

The Company has received a non-refundable deposit from Almont in connection with its orders for natural gas fueled electric power CSRV® engine generators. The $19,000 unused balance of these deposited funds is included in unearned revenue in the accompanying balance sheets at December 31, 2014 and 2013.

18. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the years ended December 31, 2014 and 2013, amounted to $19,000 and $19,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

19. EMPLOYEE COMPENSATION AND BENEFITS

Employee Compensation and benefits for the years ended December 31, 2014 and 2013, amounted to $10,401,000 and $1,047,000, respectively. This was comprised of non-cash stock-based compensation expense of $10,174,000 and $614,000 for the years ended December 31, 2014 and 2013, respectively. The increase in 2014 primarily resulted from charging to expense, the estimated fair value of shares of Series B Convertible Preferred Stock issued to key executives for anti-dilution. The other component of employee compensation and benefits was for salaries, wages and employee benefits, which amounted to $227,000 and 433,000 for the years ended December 31, 2014 and 2013, respectively. The decrease in 2014 was due to an increase in the portion of compensation and benefits allocated to research and development expenses to $401,000 in 2014 from $237,000 in 2013 and a reduction in payroll taxes and certain employee benefit costs. Included in compensation and benefits for 2014 and 2013 was unpaid salaries for George J. Coates and Bernadette Coates totaling $317,000 and $288,000, for the years ended December 31, 2014 and 2013, respectively, payment of which has been voluntarily deferred until such time that the Company has sufficient working capital.

20. INCOME (LOSS) PER SHARE

At December 31, 2014, the Company had 176,919,302 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	703,000	$0.02800	-	703,000
Common stock options	100,000	0.04200	100,000	-
Common stock options	5,607,000	0.06000	5,607,000	-
Common stock options	1,800,000	0.24000	1,800,000	-
Common stock options	2,000,000	0.25000	2,000,000	-
Common stock options	50,000	0.39000	50,000	-
Common stock options	360,000	0.40000	360,000	-
Common stock options	100,000	0.43000	100,000	-
Common stock options	1,750,000	0.44000	1,750,000	-
Common stock options	30,000	1.00000	30,000	-
Common stock warrants	1,750,000	0.02000	N/A	N/A
Common stock warrants	666,667	0.02250	N/A	N/A
Common stock warrants	2,127,660	0.02350	N/A	N/A
Common stock warrants	5,000,000	0.02500	N/A	N/A
Common stock warrants	1,739,130	0.02875	N/A	N/A
Common stock warrants	333,333	0.03000	N/A	N/A
Common stock warrants	2,714,287	0.03500	N/A	N/A
Common stock warrants	7,125,000	0.04000	N/A	N/A
Common stock warrants	333,333	0.04500	N/A	N/A
Common stock warrants	400,000	0.05000	N/A	N/A
Common stock warrants	2,181,819	0.05500	N/A	N/A
Common stock warrants	171,428	0.05700	N/A	N/A
Common stock warrants	285,714	0.05810	N/A	N/A
Common stock warrants	428,571	0.05850	N/A	N/A
Common stock warrants	2,000,000	0.06000	N/A	N/A
Common stock warrants	4,269,838	0.06250	N/A	N/A
Common stock warrants	333,333	0.06750	N/A	N/A
Common stock warrants	571,429	0.07000	N/A	N/A
Common stock warrants	666,666	0.09000	N/A	N/A
Common stock warrants	416,667	0.12000	N/A	N/A
Common stock warrants	1,200,000	0.25000	N/A	N/A
Common stock warrants	833,333	0.27000	N/A	N/A
Common stock warrants	153,846	0.32500	N/A	N/A
Common stock warrants	142,857	0.35000	N/A	N/A
Convertible promissory notes	128,574,391	(1)	N/A	N/A
Total	176,919,302

(1)	The principal amount of convertible promissory notes outstanding at December 31, 2014, was $696,000. Under the convertible terms of these notes, the number of share of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading prices of the common stock over a defined number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of December 31, 2014.

At December 31, 2013, the Company had 45,970,314 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	100,000	$0.0420	-	100,000
Common stock options	5,607,000	0.0600	5,607,000	-
Common stock options	1,800,000	0.2400	1,800,000	-
Common stock options	2,000,000	0.2500	2,000,000	-
Common stock options	50,000	0.3900	50,000	-
Common stock options	360,000	0.4000	360,000	-
Common stock options	100,000	0.4300	100,000	-
Common stock options	1,750,000	0.4400	1,750,000	-
Common stock options	30,000	1.0000	30,000	-
Common stock warrants	500,000	0.0200	N/A	N/A
Common stock warrants	666,667	0.0225	N/A	N/A
Common stock warrants	1,000,000	0.0250	N/A	N/A
Common stock warrants	333,333	0.0300	N/A	N/A
Common stock warrants	2,000,001	0.0350	N/A	N/A
Common stock warrants	500,000	0.0400	N/A	N/A
Common stock warrants	333,333	0.0450	N/A	N/A
Common stock warrants	400,000	0.0500	N/A	N/A
Common stock warrants	2,181,819	0.0550	N/A	N/A
Common stock warrants	2,000,000	0.0600	N/A	N/A
Common stock warrants	4,269,838	0.0625	N/A	N/A
Common stock warrants	571,429	0.0700	N/A	N/A
Common stock warrants	666,666	0.0900	N/A	N/A
Common stock warrants	416,667	0.1200	N/A	N/A
Common stock warrants	1,200,000	0.2500	N/A	N/A
Common stock warrants	833,333	0.2700	N/A	N/A
Common stock warrants	333,333	0.3000	N/A	N/A
Common stock warrants	153,846	0.3250	N/A	N/A
Common stock warrants	1,028,570	0.3500	N/A	N/A
$10,000, 10% Convertible promissory note to related party	22,222	0.4500	N/A	N/A
Convertible promissory notes	14,762,257	(1)	N/A	N/A
Total	45,970,314

(1)	The principal amount of convertible promissory notes outstanding at December 31, 2013, was $272,000. Under the convertible terms of these notes, the number of share of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading prices of the common stock over a defined number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of December 31, 2013.

For the years ended December 31, 2014 and 2013, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those years and the effect of including them in the calculation would have been anti-dilutive.

21. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan. At December 31, 2014, all of the shares of common stock authorized under the Stock Plan had been granted and no further grants may be awarded thereunder.

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. Subsequent to year end on March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At December 31, 2014, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

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

During the year ended December 31, 2014, options to purchase 703,000 shares of common stock at an exercise price of $0.028 per share were granted. The stock options will fully vest in April 2015. During the year ended December 31, 2013, options to purchase 100,000 shares of common stock at an exercise price of $0.042 per share were granted. The estimated fair value of stock options granted for the years ended December 31, 2014 and 2013, were $19,000 and $4,000, respectively.

During the year ended December 31, 2014, stock options to purchase 100,000 shares of common stock at an exercise price of $0.042 per share became vested. During the year ended December 31, 2013, stock options to purchase 5,607,000 shares of common stock at an exercise price of $0.06 per share became vested. The estimated fair value of stock options which vested during the years ended December 31, 2014 and 2013 was $4,000 and $358,000, respectively.

There were 703,000 unvested stock options with an exercise price of $0.028 per share, outstanding at December 31, 2014.

During the years ended December 31, 2014 and 2013, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $17,000 and $179,000, respectively.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/13	$0.060 - $1.000	11,697,000	12	6,090,000	$0.194	$0.180
Stock options granted	0.042	100,000	14	-	0.042	0.042
Vested	0.060	-	13	5,607,000	0.060	0.064
Balance, 12/31/13	0.042 – 1.000	11,797,000	12	11,697,000	0.193	0.179
Stock options granted	0.028	703,000	15	-	0.028	0.028
Vested	0.042	-	14	100,000	0.420	0.042
Balance, 12/31/14	$0.028 – $1.000	12,500,000	12	11,707,000	$0.184	$0.169

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21% - 4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant for options granted in 2014 and 2013.
●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.
●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.
●	No expected dividends.

The following table sets forth information with respect to stock options outstanding at December 31, 2014:

Name	Title	Number of Shares of Common Stock Underlying Stock Options		Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive	1,000,000	(1)	$0.440	10/23/2021
	Officer and President	50,000	(1)	0.430	11/4/2024
		275,000	(1)	0.400	11/17/2025
		1,800,000	(1)	0.250	7/25/2026
		1,815,000	(1)	0.060	6/24/2027
Gregory G. Coates	Director and President,	500,000	(1)	0.440	10/23/2021
	Technology Division	1,800,000	(1)	0.240	8/8/2026
		351,000	(2)	0.028	4/30/2029
Barry C. Kaye	Director, Treasurer and	125,000	(1)	0.440	10/18/2021
	Chief Financial Officer	100,000	(1)	0.042	12/11/2028
		351,000	(2)	0.028	4/30/2029
Dr. Frank J. Adipietro	Non-employee Director	25,000	(1)	0.440	3/28/2022
		50,000	(1)	0.430	11/3/2024
		85,000	(1)	0.400	11/17/2025
		667,000	(1)	0.060	6/24/2027
Dr. Richard W. Evans	Non-employee Director and Secretary	25,000	(1)	0.440	3/28/2022
		50,000	(1)	0.390	12/27/2024
		200,000	(1)	0.250	2/15/2026
		3,125,000	(1)	0.060	6/20/2027
Dr. Michael J. Suchar	Non-employee Director	25,000	(1)	0.440	3/28/2022
Richard Whitworth	Non-employee Director	25,000	(1)	0.440	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	(1)	0.440	4/4/2022
Company Supplier	Company Supplier	30,000	(1)	1.000	10/7/2015

(1) These stock options are fully vested.

(2) These options will fully vest in April 2015.

22. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

Southridge Partners II LP

On July 2, 2014, the Company entered into a 3-year equity purchase agreement (the “EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the EP Agreement, Southridge committed to purchase up to 40,000,000 million shares of the Company’s common stock, in exchange for consideration not to exceed Ten Million ($10,000,000) Dollars. The purchase price for the shares of common stock shall be equal to 94% of the lowest daily Volume Weighted Average Price (“VWAP”) of the stock during the ten trading days that comprise the defined pricing period. The Company is entitled to exercise a Put to Southridge by delivering a Put Notice, which requires Southridge to remit the dollar amount stated in the Put Notice at the end of the pricing period, provided, however, that for each day during the pricing period, if any, that the daily VWAP of the Company’s common stock falls 25% or more below the Floor Price, as hereinafter defined, then the dollar amount of the Put shall be reduced by 10% for each such day. The Company may stipulate a Floor Price below which, no shares of common stock may be sold by Southridge, however, the Floor price shall not be lower than the lowest daily VWAP during the ten trading days preceding the date of the Put Notice.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge. Pursuant to the terms of the Registration Rights Agreement, in August 2014, the Company filed a registration statement with the SEC covering 40,000,000 shares of common stock underlying the EP Agreement, which was declared effective on September 10, 2014.

As of December 31, 2014, no Put Notices had been delivered to Southridge under the EP Agreement.

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

The purchase price paid by Dutchess for the registered shares of common stock delivered with each Put was equal to ninety-four percent (94%) of the lowest daily VWAP of the common stock during the five-day trading period beginning on the effective date of the Put.

During the years ended December 31, 2014 and 2013, the Company sold 4,403,403 and 3,618,676 registered shares of its common stock, respectively, under this equity line of credit with Dutchess and received proceeds of $162,000 and $156,000, respectively, which were used for general working capital purposes. There were no offering costs related to the sales of these shares.

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

Deferred tax assets increased by $3,178,000 and $834,000 for the years ended December 31, 2014 and 2013, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at December 31, 2014 and 2013.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the years ended December 31, 2014 and 2013, there were no penalties or interest related to the Company’s income tax returns.

Total deferred tax assets and valuation allowances are as follows at December 31:

	2014	2013

Current deferred tax asset - inventory reserve	$195,000	$195,000

Non-Current Deferred Tax Assets:
Net operating loss carryforwards	6,475,000	6,201,000
Stock-based compensation expense	4,242,000	1,688,000
Accrued liabilities not paid	464,000	481,000
Deferred compensation not paid within 2.5 months	432,000	115,000
Accrued interest on notes to related parties	159,000	115,000
Total long-term deferred tax assets	11,772,000	8,600,000
Total deferred tax assets	11,967,000	8,795,000
Less: valuation allowance	(11,967,000)	(8,795,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31 are as follows:

	2014	2013

Federal tax provision at the statutory rate	34.0%	34.0%
State income tax provision (benefit), net of federal benefit	(2.2)	(2.7)
Stock-based compensation expense	(20.0)	(9.1)
Deferred compensation not paid within 2.5 months	(2.5)	(4.2)
Accrued interest not deductible for tax return purposes	(2.5)	(6.0)
Net change in net operating loss carryforwards	(2.1)	(15.5)
Increase in estimated fair value of embedded derivative liabilities	(0.3)	(3.1)
Accrued liabilities not deductible for tax return purposes	0.3	0.4
Officer’s life insurance	(0.0)	(0.2)
Total	(4.7)	(6.4)
Valuation allowance	4.7	6.4
Effective tax rate	0.0%	0.0%

At December 31, 2014, the Company had available, $17,305,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2034. At December 31, 2014, the Company had available $7,456,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2015 and 2034.

24. RELATED PARTY TRANSACTIONS

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the years ended December 31, 2014 and 2013 are discussed in detail in Note 16.

Promissory notes to related parties converted into restricted shares of the Company’s common stock are discussed in detail in Note 13.

Issuances of Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the years ended December 31, 2013 and 2012 to related parties are discussed in detail in Note 13.

The promissory notes to related parties are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

At December 31, 2014, interest accrued but not paid on outstanding promissory notes to related parties, aggregated $342,000.

Stock Options Granted

Stock options granted to related parties during the years ended December 31, 2014 and 2013 are discussed in detail in Note 21.

Issuances of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates during the years ended December 31, 2014 and 2013 is discussed in detail in Note 16.

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the year ended December 31, 2014 is discussed in detail in Note 16.

Personal Guaranty and Stock Pledge

In connection with the Company’s mortgage loan, George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

In connection with the Company’s sale/leaseback of its research and development and manufacturing equipment, George J. Coates provided his personal guaranty.

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory G. Coates and Bernadette Coates, exclusive of stock-based compensation for unregistered, restricted shares of Preferred Stock awarded to George J. Coates and Gregory G. Coates and non-cash, stock-based compensation for employee stock options granted to Gregory G. Coates is summarized as follows:

	For the Year Ended,
	2014	2013
George J. Coates (a) (b) (c) (d) (e) (f) (g)	$16,000	$29,000
Gregory G. Coates (h) (i)	177,000	169,000
Bernadette Coates (j)	4,000	15,000

(a)	For the years ended December 31, 2014 and 2013, George J. Coates earned additional base compensation of $250,000 and $231,000, respectively, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheets at December 31, 2014 and 2013.
(b)	During the year ended December 31, 2014, George J. Coates received a compensatory award of $950,000 in the form of a non-interest bearing promissory note to compensate him for the lost benefits of ownership of the property he contributed to the Company as more fully discussed in Note 13.
(c)	During the period from January 1, 2014 to July 2, 2014 and the year ended December 31, 2013, 40,191 and 68,590 shares of Series A Preferred Stock, respectively, having an estimated fair value of $100,000 and $170,000, respectively, were granted and issued to George J. Coates pursuant to an anti-dilution agreement. On July 3, 2014 181,664 shares of Series A Preferred Stock comprising all of the shares of Series A Preferred Stock previously issued to George J. Coates were converted into 181,664 shares of Series B Convertible Preferred Stock, $0.001 par value per share.
(d)	On August 1, 2014, 50,000 shares of Series A Preferred Stock with an estimated fair value of $69,000, were issued to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company.
(e)	During the year ended December 31, 2014, George J. Coates was awarded 541,933 shares of Series B Convertible Preferred Stock with an estimated fair value of $8,070,000 for anti-dilution. Each share of Series B Convertible Preferred Stock become convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(f)	During the year ended December 31, 2013, George J. Coates was awarded 14,142,085 unregistered shares of the Company’s common stock for anti-dilution protection related to new shares of common stock issued in 2013. The estimated value of these shares, based on the closing trading price of the stock on the dates of issuance was $430,000 which was charged to stock-based compensation expense for the the year ended December 31, 2013. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, unissued status.
(g)	In January 2013, the Company issued 20,895,046 unregistered shares of its common stock to George J. Coates in satisfaction of a deferred compensation liability consisting of 20,275,046 shares for anti-dilution protection for the year ended December 31, 2012 and a 620,000 share stock award originally granted in 2011. The value of these shares, based on the closing trading price on the dates of the anti-dilution or the date of the stock award was $1,761,000, of which $1,674,000 and $87,000 was charged to stock-based compensation expense during the years ended December 31, 2012 and 2011, respectively. On August 30, 2013, these shares were voluntarily returned to the Company for cancellation, upon which the shares were restored to the authorized, unissued status.

(h)	Includes compensation paid in 2014 for vacation earned but not taken.
(i)	During the year ended December 31, 2014, Gregory G. Coates was awarded 40,593 shares of Series B Convertible Preferred Stock with an estimated fair value of $607,000 for anti-dilution. Each share of Series B Convertible Preferred Stock become convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(j)	For the years ended December 31, 2014 and 2013, Bernadette Coates earned additional base compensation of $67,000 and $57,000, respectively, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheets at December 31, 2014 and 2013.

During the years ended December 31, 2014 and 2013, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $170,000 and $40,000, respectively. For the year ended December 31, 2014, Mr. Kaye earned compensation of $78,000 which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2014. During the year ended December 31, 2014, Barry C. Kaye was awarded 2,976 shares of Series B Convertible Preferred Stock with an estimated fair value of $44,000 for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

25. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2014:

		Due Within
	Total	2015	2016
Promissory notes to related parties	$1,566,000	$1,566,000	$-
Mortgage loan payable	1,448,000	1,448,000	-
Deferred compensation	1,080,000	1,080,000	-
Convertible promissory notes	696,000	576,000	120,000
Finance lease obligation	94,000	72,000	22,000
Settlement of litigation	10,000	10,000	-
Total	$4,894,000	$4,752,000	$142,000

Total non-cash compensation cost related to nonvested stock options at December 31, 2014 that has not been recognized was $7,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately 4 months.

26. LITIGATION AND CONTINGENCIES

The Company is not a party to any other litigation that is material to its business.

27. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update further provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, the Company has elected to implement this update early and it has been applied in the financial statements for the year ended December 31, 2014. Early adoption did not have a material effect on the Company’s financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606): which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will be required to adopt this accounting standard in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives, however, at this time it does not anticipate that it will have a material effect on its financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless the net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under applicable tax law or if the company does not intend to use the tax benefit towards the settlement of a disallowed tax position, if any. Adoption of this standard did not have a material effect on the Company’s financial statements.

28. SUBSEQUENT EVENTS

Grant of Non-Exclusive Distribution Sublicense

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to US$100 million. The Company received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives an aggregate of US$10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the then remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable.

As collateral for payment of the sublicensing fee, Coates Power, Ltd. an independent China-based manufacturing company that will produce CSRV® products in China (“Coates Power”) and Renown are to place shares of their capital stock representing a 25% ownership interest into an escrow account for the benefit of the Company. These shares of stock will be released from escrow and revert back to Coates Power and Renown only after the US$100 million sublicensing fee is paid in full. The Company does not have an ownership interest in Coates Power or Renown. Coates Power and Renown are controlled and managed by Mr. James Pang, the Company’s liaison agent in China.

Coates Power has agreed to initially source it production parts and components from the Company. To date, the Company has sold Coates Power approximately US$131,000 in production parts and components in connection with their plan to manufacture two Gen Sets.

Issuance of Convertible Promissory Note

In March 2015, the Company issued a $52,500 convertible promissory note which bears interest at the rate of 9.75% per annum. The Company received net proceeds of $50,000 after transaction costs. The holder may convert the convertible note at any time beginning six months after funding, into shares of the Company's common stock at a fixed rate of $0.055 per share. In addition, there are mandatory monthly conversions beginning 180 days after funding. Each monthly conversion amount shall generally be equal to one-twelfth of the original amount of the note, plus accrued interest. The Company may, at its option, pay any installment in whole, or in part, in cash. Any portion of a monthly installment not paid in cash is convertible into shares of the Company's common stock. The number of shares of common stock to be initially delivered upon conversion shall be equal to the dollar amount being converted divided by the variable conversion price. The variable conversion price is the lesser of $0.055 per share, or 70% of the average of the three lowest daily volume weighted average prices (“VWAP”) over the 15 trading day period prior to the date of conversion. The number of shares of the Company's common stock required to be issued to the investor upon any mandatory conversion may be subsequently adjusted upward in the event that the recalculated variable conversion price on the 23rd trading day following the date the conversion shares are received by the holder is lower than the calculated variable conversion price on the date of conversion. In such case, the Company would be required to deliver the incremental number of shares to the investor, determined based on the recalculated variable conversion price.

Conversion and Repayment of Convertible Promissory Notes

In a series of transactions from January through March 2015, $409,000 principal amount of convertible promissory notes and $24,000 of accrued interest thereon, were converted into 134,424,332 unregistered shares of the Company’s common stock. In February 2015, $27,000 principal amount of a convertible promissory note, including accrued interest thereon, was repaid without penalty. As a result of the conversions, repayment and issuance of the $52,500 convertible note, the principal amount of convertible promissory notes was reduced to $339,000 from the balance of $696,000 at December 31, 2014.

Issuance of Anti-dilution shares

In a series of transactions from January through March 2015, the Company issued 640,657, 43,614 and 3,414 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $2,034,000, $138,000 and $11,000, respectively.

Issuances and Repayments of 17% Promissory Notes to Related Parties

In March 2015, the Company issued $40,000 of 17% promissory notes due to George J. Coates Company and partially repaid 17% promissory notes due to George J. Coates and Bernadette Coates amounting $58,000 and $9,000, respectively.

Deferred Compensation

As of March 30, 2015, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $63,000, $13,000 and $17,000, respectively, bringing their total deferred compensation to $543,000, $92,000 and $141,000, respectively.

Designation of Additional Shares of Series B Convertible Preferred Stock

In March 2015, the board of directors designated an additional four million shares of Series B Preferred Stock, par value $0.001 per share bringing the total number of designated shares to five million.

