Form 10-Q
period 2015-03-31
COATES INTERNATIONAL LTD \DE\
filed 2015-05-13
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 OR

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

As of May 8, 2015, the Registrant had 712,912,778 shares of its common stock, par value $0.0001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$72,622	$263,526
Inventory, net	95,274	47,274
Deferred offering costs and other assets	22,127	44,874
Total Current Assets	190,023	355,674
Property, plant and equipment, net	2,126,476	2,119,010
Deferred licensing costs, net	45,661	46,732
Total Assets	$2,362,160	$2,521,416

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,023,351	$1,982,777
Promissory notes to related parties	1,538,505	1,565,505
Mortgage loan payable	1,433,284	1,448,284
Deferred compensation payable	1,159,214	1,079,904
Derivative liability related to convertible promissory notes	431,663	475,695
Convertible promissory notes, net of unamortized discount	283,916	500,905
Unearned revenue	150,595	19,124
Current portion of finance lease obligation, net of unamortized discount	67,958	62,102
Current portion of license deposits	60,725	517,500
Total Current Liabilities	7,149,211	7,651,796
Non-current portion of license deposits	735,775	283,800
Non-current portion of finance lease obligation, net of unamortized discount	-	19,349
Total Liabilities	7,884,986	7,954,945

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A preferred stock, 1,000,000 designated, 50,000 and 50,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	50	50
Series B convertible preferred stock, 5,000,000 and 1,000,000 shares designated, and 1,273,187 and 585,502 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,273	586
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 586,339,316 and 443,508,090 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	58,634	44,351
Additional paid-in capital	43,999,165	41,288,663
Accumulated deficit	(49,581,948)	(46,767,179)
Total Stockholders' Deficiency	(5,522,826)	(5,433,529)
Total Liabilities and Stockholders' Deficiency	$2,362,160	$2,521,416

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2015	2014
Sublicensing fee revenue	$4,800	$4,800
Total Revenues	4,800	4,800
Expenses:
Marketing expenses	203	940
Research and development costs	93,911	114,170
Compensation and benefits	2,228,235	117,585
General and administrative expenses	148,000	146,513
Depreciation and amortization	15,963	16,621
Total Operating Expenses	2,486,312	395,829
Loss from Operations	(2,481,512)	(391,029)
Other Income (Expense):
Decrease in estimated fair value of embedded derivative liabilities	44,032	117,016
Loss on conversion of convertible notes	(104,504)	(36,624)
Interest expense, net	(272,785)	(200,582)
Total other income (expense)	(333,257)	(120,190)
Loss Before Income Taxes	(2,814,769)	(511,219)
Provision for income taxes	-	-
Net Loss	$(2,814,769)	$(511,219)

Basic net loss per share	$(0.01)	$(0.00)
Basic weighted average shares outstanding	504,806,827	336,256,678
Diluted net loss per share	$(0.01)	$(0.00)
Diluted weighted average shares outstanding	504,806,827	336,256,678

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2015	2014
Net Cash Used in Operating Activities	$(134,651)	$(377,394)

Cash Used in Investing Activities	(22,358)	-

Cash Flows Provided by Financing Activities:
Issuance of convertible promissory notes	50,000	33,333
Issuance of promissory notes to related parties	40,000	-
Repayment of promissory notes to related parties	(67,000)	(45,000)
Repayment of convertible promissory notes	(26,375)	-
Finance lease obligation payments	(15,520)	(10,824)
Repayment of mortgage loan	(15,000)	(15,000)
Issuance of common stock and warrants to the son of a director	-	290,000
Issuance of common stock under equity line of credit	-	104,138
Net Cash Provided by (Used in) Financing Activities	(33,895)	356,647
Net Decrease in Cash	(190,904)	(20,747)
Cash, beginning of period	263,526	49,274
Cash, end of period	$72,622	$28,527

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$25,813	$41,394

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$402,818	$112,810

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

March 31, 2015

(All amounts rounded to thousands of dollars)

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the "Company" or "CIL") is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Coates International, Ltd. operates in Wall Township, New Jersey.

The Company has acquired the exclusive licensing rights for the Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2015, had a stockholders’ deficiency of ($5,523,000). The Company will be required to renegotiate the terms of an extension of a $1,433,000 mortgage loan which matures in July 2015 or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the March 31, 2015, the Company had negative working capital of ($6,959,000) compared with negative working capital of ($7,296,000) at the end of 2014.

In the fourth quarter of 2011, the Company identified cracks on the lower engine heads of its Gen Sets that resulted from a defect in the manufacturing by one of its suppliers. Based on testing of the Gen Set to confirm the Company’s resolution of this problem, management believes it has determined the cause of this cracked head condition. The Company has placed orders for new production parts, including sets of engine heads and has also modified certain patterns with the goal of manufacturing a limited number of Gen Sets. Thereafter, it will undertake field testing of the Gen Sets, after which, it intends to begin to ramp-up production.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financial statements for the three months ended March 31, 2014 have been reclassified in order to make them comparable to the amounts presented for the three months ended March 31, 2015.

Majority-Owned Subsidiary

CIL is currently the majority shareholder of Coates Hi-Tech Engines, Ltd., a Delaware corporation which was formed in July 2012. It has not commenced operations and has no assets.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

Unearned revenue represents cash received from the sale of production parts, which have not been shipped and deposit from a customer for a CSRV® Gen Set order. Revenue is recognized as described above.

License deposits, which are non-refundable, were received from the granting of sublicenses and are recognized as earned, generally commencing upon the completion of certain tests of the CSRV® products and acceptance by the licensee or upon commencement of production ramp-up activities for orders placed by the sublicensee. At that time, license revenue will be recognized ratably over the period of time that the sublicense has been granted using the straight-line method. Upon termination of a sublicense agreement, non-refundable license deposits, less any costs related to the termination of the sublicense agreement, are recognized as revenue. Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer.

The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life through 2027 of the last CSRV® technology patent in force.

Research and Development

Research and development costs are expensed when incurred. Included in accounts payable and accrued liabilities at March 31, 2015 and 2014 is $115,000 for the estimated remediation costs of previously sold Gen Sets that were determined to have cracked heads.

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

Advertising and Marketing Costs

Advertising costs, which are included in marketing expenses, are expensed when incurred. Advertising expense amounted to $-0- and $1,000 for the three months ended March 31, 2015 and 2014, respectively.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

Stock-Based Compensation

Stock-based compensation expense, which does not require any outlay of cash, consists of the following:

●	The estimated fair value of shares of the Company’s capital stock issued to key employees for anti-dilution protection pursuant to a resolution of the board of directors. This includes restricted shares of Series A Preferred Stock and Series B Convertible Preferred Stock. In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of Series A Preferred Stock issued in August 2014 and Series B Preferred Stock issued in July 2014. The approach to arriving at the estimated fair value of the Series B Convertible Preferred Stock was determined to have a close correlation to the trading price of the Company’s common stock. Accordingly, upon each subsequent issuance of shares of Series B Convertible Preferred Stock, the original estimated fair value determined by the independent valuation is adjusted, on a pro rata basis, to reflect the closing price of the Company’s common stock on each date of issuance.

●	Compensation expense relating to stock options and stock awards under its stock option and incentive plans is recognized as an expense using the fair value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award.

Deferred Compensation

Deferred compensation represents compensation of George J. Coates and Bernadette Coates earned but not paid in order to preserve the Company’s working capital. The Company intends to repay these amounts at such time that it has sufficient working capital and after the related party notes to George J. Coates and Bernadette Coates have been repaid with interest thereon.

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

In the event that facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability is performed. In the event that such evaluation indicates that there has been an impairment of one or more long-lived assets, the cost basis of such assets would be adjusted accordingly at that time.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the three months ended March 31, 2015 and 2014. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for shares of Series A Preferred Stock and Series B Convertible Preferred Stock issued, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

2. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with two financial institutions. Monies on deposit with one of the institutions is currently fully insured by the Federal Deposit Insurance Corporation. Monies on deposit at the other financial institution amounting to $3,000 are invested in a fund that invests in securities with maturities of 60 days or less.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

At March 31, 2015 and December 31, 2014 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $46,000 and $47,000, respectively. Amortization expense for the three months ended March 31, 2015 and 2014 amounted to $1,000 and $1,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and shipment of Gen Sets to Almont. At March 31, 2015, the remaining balance of the Release Payment due to the Company was $5,847,000.

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to US$100 million. The Company received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives an aggregate of US$10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

Coates Power has agreed to initially source it production parts and components from the Company. To date, the Company has sold Coates Power approximately US$131,000 in production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. This amount is included in unearned revenue in the accompanying balance sheet at March 31, 2015, as the parts and components had not yet been shipped.

7. INVENTORY

Inventory consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$429,000	$381,000
Work-in-process	53,000	53,000
Less: Reserve for obsolescence	(387,000)	(387,000)
Total	$95,000	$47,000

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are to be recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. The Company expects that sublicense-related activities by Renown may commence as soon as the second quarter of 2015 and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the three months ended March 31, 2015 and 2014. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits. Sublicensing fee revenue for the three months ended March 31, 2015 and 2014 amounted to $5,000 and $5,000, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consist of the following:

	March 31, 2015	December 31, 2014
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	680,000	658,000
Furniture and fixtures	39,000	39,000
	3,001,000	2,979,000
Less: Accumulated depreciation	(875,000)	(860,000)
Total	$2,126,000	$2,119,000

Depreciation expense amounted to $15,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2015. Interest expense for the three months ended March 31, 2015 and 2014 on this mortgage amounted to $18,000 and $28,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at March 31, 2015 was $1,433,000. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so, could adversely affect the Company’s financial position and results of operations.

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

For the three months ended March 31, 2015 and 2014, interest expense on this lease amounted to $10,000 and $14,000, respectively, which is included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2015	December 31, 2014
Legal and professional fees	$1,333,000	$1,290,000
Accrued interest expense	376,000	374,000
General and administrative expenses	199,000	194,000
Research and development costs	115,000	115,000
Accrued compensation and benefits	-	10,000
Total	$2,023,000	$1,983,000

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the three months ended March 31, 2015, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $40,000. During the three months ended March 31, 2015 and 2014 the Company repaid promissory notes to George J. Coates in the aggregate principal amount of $58,000 and $30,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

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

Promissory Notes Issued to Bernadette Coates

During the three months ended March 31, 2015 and 2014, the Company repaid promissory notes to Bernadette Coates, spouse of George J. Coates, in the aggregate principal amount of $9,000 and $15,000, respectively. The promissory notes are payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

For the three months ended March 31, 2015 and 2014, aggregate interest expense on all promissory notes to related parties amounted to $21,000 and $40,000, respectively. Unpaid accrued interest on these promissory notes amounting to $363,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2015.

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes. At March 31, 2015, there were $319,000 principal amount of convertible promissory notes outstanding. The net proceeds from these convertible notes are used for general working capital purposes. During the three months ended March 31, 2015 and 2014, $53,000 and $35,000, respectively, of convertible promissory notes were issued. The notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 40% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments.

All of the convertible notes become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty of from 25% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with a balance of $106,000 is convertible in monthly installments. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the convertible notes is required to be remeasured at each balance sheet date. The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included the average of the quoted daily yield curve rates on six-month and one-year treasury securities and the calculated 12-month historical volatility rate on the Company’s common stock, when available.

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

The following table presents the details of the convertible promissory notes outstanding at March 31, 2015 and December 31, 2014, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

	Principal Amount					Unamortized Discount		Embedded Derivative Liability
Date Issued	March 31, 2015	December 31, 2014	Nominal Interest Rate	Effective Interest Rate(1)	Conversion Price Discount from Defined Trading Price	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
3/23/15	$53,000	$-	9.75%	152%	30.0%	$-	N/A	$63,000	N/A
12/16/14	28,000	28,000	12.00%	55%	40.0%	4,000	$8,000	65,000	$31,000
12/5/14	53,000	53,000	8.00%	160%	39.0%	15,000	42,000	49,000	20,000
11/25/14	52,000	52,000	9.75%	91%	30.0%	10,000	24,000	65,000	41,000
11/14/14	40,000	40,000	8.00%	139%	32.5%	11,000	30,000	46,000	54,000
10/2/14	40,000	40,000	8.00%	113%	35.0%	-	16,000	77,000	43,000
9/29/14	32,000	53,000	8.00%	118%	39.0%	-	29,000	26,000	20,000
9/3/14	5,000	39,000	12.00%	139%	40.0%	-	15,000	12,000	38,000
8/29/14	-	53,000	8.00%	105%	39.0%	-	13,000	-	17,000
8/8/14	1,000	52,000	9.75%	72%	30.0%	-	5,000	1,000	41,000
7/28/14	15,000	30,000	12.00%	156%	30.0%	-	6,000	28,000	25,000
7/9/14	-	83,000	8.00%	120%	39.0%	-	5,000	-	15,000
7/8/14	-	50,000	5.00%	106%	37.0%	-	2,000	-	31,000
6/12/14	-	47,000	8.00%	147%	40.0%	-	-	-	46,000
4/16/14	-	25,000	12.00%	147%	30.0%	-	-	-	17,000
4/16/14	-	24,000	12.00%	175%	40.0%	-	-	-	15,000
4/2/14	-	27,000	9.75%	71%	30.0%	-	-	-	22,000
	$319,000	$696,000				$40,000	$195,000	$432,000	$476,000

(1)	The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

In a series of transactions, during the three months ended March 31, 2015, convertible promissory notes with an aggregate principal balance of $426,000, including accrued interest thereon were converted into 142,831,226 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $105,000 for the three months ended March 31, 2015.  In February 2015, the Company also repaid $27,000 of a convertible promissory note, including accrued interest thereon without penalty.

In a series of transactions, during the three months ended March 31, 2014, convertible promissory notes with an aggregate principal balance of $113,000, including accrued interest thereon were converted into 5,109,138 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $37,000 for the three months ended March 31, 2014.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

Other income resulting from the decrease in the estimated fair value of the embedded derivative liabilities amounted to ($44,000) and ($117,000) for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in the accompanying statements of operations as decrease in estimated fair value of embedded derivative liabilities. Interest expense resulting from accretion of the unamortized discount for the three months ended March 31, 2015 and 2014 amounted to $200,000 and $111,000, respectively.

At March 31, 2015, the Company had reserved 193,700,000 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

15. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find stock quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 1,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

The following common stock transactions occurred during the three months ended March 31, 2015 and 2014:

●	In a series of transactions during the three months ended March 31, 2015, convertible promissory notes with an aggregate principal balance of $426,000, including accrued interest thereon were converted into 142,831,226 unregistered shares of common stock.

●	In February 2015, the Company repaid $27,000 of a convertible promissory note, including accrued interest thereon without penalty.

●	In a series of transactions during the three months ended March 31, 2014, the Company made private sales, pursuant to stock purchase agreements of 7,339,286 unregistered shares of its common stock and 7,339,286 common stock warrants to purchase one share of its common stock at exercise prices ranging from $0.035 to of $0.04 per share in consideration for $290,000 received from the son of Richard W. Evans, a director. The proceeds were used for general working capital.

●	In a series of transactions during the three months ended March 31, 2014, the Company issued 2,561,713 registered shares of its common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $104,000. The proceeds were used for general working capital.

●	In a series of transactions during the three months ended March 31, 2014, convertible promissory notes with an aggregate principal balance of $113,000, including accrued interest thereon were converted into 5,109,138 unregistered shares of common stock.

At March 31, 2015, the Company had reserved 241,544,911 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated, 50,000 and 50,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George. J. Coates.

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

During the three months ended March 31, 2014, 20,708 shares of Series A with an estimated fair value of $52,000 were granted and issued to George J. Coates pursuant to this anti-dilution agreement. On July 3, 2014 all of the 181,664 shares of Series A previously issued to George J. Coates were converted into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”), as more fully explained below. All such converted shares of Series A were cancelled and restored to authorized, unissued status. At the same time, the aforementioned anti-dilution protection for Mr. Coates, pursuant to which shares of Series A may be issued, was cancelled and replaced with a new anti-dilution protection arrangement which involves the issuance of shares of Series B as more fully explained below. In August 2014, 50,000 shares of Series A were issued to George J. Coates as an inducement to him to consider offers from investors interested in acquiring substantial ownership interests in the Company, as a means of raising substantial new working capital for the Company. At March 31, 2015, Mr. Coates held all 50,000 shares of Series A outstanding, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

Total non-cash, stock-based compensation expense from the grant of shares of Series A to Mr. Coates for three months ended March 31, 2014, amounted to $52,000. This amount is included in stock-based compensation expense in the accompanying statements of operations for three months ended March 31, 2014.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 5,000,000 shares designated, 1,273,187 and 585,502 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

In July 2014, the board of directors consented to a modified anti-dilution plan (the “Modified Plan”) for George J. Coates.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

In July 2014, the board of directors consented to an anti-dilution program which provides that shares of Series B be issued to Gregory G. Coates whenever new shares of common stock are issued to non-Coates family members in order to maintain his ownership percentage of common stock at 5.31% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This was his percentage ownership of common stock at December 31, 2002.

In July 2014, the board of directors consented to an anti-dilution program which provides that shares of Series B be issued to Barry C. Kaye whenever new shares of common stock are issued to non-Coates family members in order to maintain his ownership percentage of common stock at 0.04157% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This was the weighted average percentage ownership of common stock he purchased, based on the number of shares of common stock outstanding on each date he acquired additional shares of common stock.

The number of shares of Series B outstanding at March 31, 2015, consisted of 1,182,590, 84,207 and 6,390 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively.

For the three months ended March 31, 2015, 640,657, 43,614 and 3,414 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $1,993,000, $136,000 and $11,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the three months ended March 31, 2015.

In the event that all of the 1,273,187 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 1,273,187,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at March 31, 2015, this would dilute the ownership percentage of non-affiliated stockholders from 50.8% to 16.1%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

16. UNEARNED REVENUE

Unearned revenue at March 31, 2015, consisted of the following:

•	Sales of CSRV® parts and components to Coates Power, Ltd., a China-based unaffiliated manufacturing company in the amount of $132,000 which had not been shipped at March 31, 2015.

•	A $19,000 non-refundable deposit from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator.

17. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended March 31, 2015 and 2014 amounted to $5,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

18. EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits for the three months ended March 31, 2015 and 2014 amounted to $2,228,000 and $118,000, respectively. This was comprised of non-cash, stock-based compensation expense of $2,142,000 and $53,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in 2015 primarily resulted from charging to expense, the estimated fair value of shares of Series B Convertible Preferred Stock issued to key executives for anti-dilution. The other component of employee compensation and benefits was for salaries, wages and employee benefits, which amounted to $86,000 and $65,000 for the three months ended March 31, 2015 and 2014, respectively.

19. INCOME (LOSS) PER SHARE

At March 31, 2015, the Company had 218,719,169 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price		Number Vested	Number Non-Vested
Common stock options	703,000	$0.02800		-	703,000
Common stock options	100,000	0.04200		100,000	-
Common stock options	5,607,000	0.06000		5,607,000	-
Common stock options	1,800,000	0.24000		1,800,000	-
Common stock options	2,000,000	0.25000		2,000,000	-
Common stock options	50,000	0.39000		50,000	-
Common stock options	360,000	0.40000		360,000	-
Common stock options	100,000	0.43000		100,000	-
Common stock options	1,750,000	0.44000		1,750,000	-
Common stock options	30,000	1.00000		30,000	-
Common stock warrants	666,667	0.02250		N/A	N/A
Common stock warrants	2,127,660	0.02350		N/A	N/A
Common stock warrants	5,000,000	0.02500		N/A	N/A
Common stock warrants	1,739,130	0.02875		N/A	N/A
Common stock warrants	333,333	0.03000		N/A	N/A
Common stock warrants	2,714,287	0.03500		N/A	N/A
Common stock warrants	7,125,000	0.04000		N/A	N/A
Common stock warrants	333,333	0.04500		N/A	N/A
Common stock warrants	400,000	0.05000		N/A	N/A
Common stock warrants	2,181,819	0.05500		N/A	N/A
Common stock warrants	171,428	0.05700		N/A	N/A
Common stock warrants	285,714	0.05810		N/A	N/A
Common stock warrants	428,571	0.05850		N/A	N/A
Common stock warrants	2,000,000	0.06000		N/A	N/A
Common stock warrants	4,269,838	0.06250		N/A	N/A
Common stock warrants	333,333	0.06750		N/A	N/A
Common stock warrants	571,429	0.07000		N/A	N/A
Common stock warrants	666,666	0.09000		N/A	N/A
Common stock warrants	416,667	0.12000		N/A	N/A
Common stock warrants	1,200,000	0.25000		N/A	N/A
Common stock warrants	833,333	0.27000		N/A	N/A
Common stock warrants	153,846	0.32500		N/A	N/A
Common stock warrants	142,857	0.35000		N/A	N/A
Convertible promissory notes	172,124,258		(1)	N/A	N/A
Total	218,719,169

(1)	The principal amount of convertible promissory notes outstanding at March 31, 2015 was $319,000. Under the convertible terms of these notes, the number of shares of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading prices of the common stock over a defined number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of March 31, 2015.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

At March 31, 2014, the Company had 48,530,734 shares of common stock potentially issuable upon assumed conversion of convertible securities and exercise of stock options and warrants.

For the years ended March 31, 2015 and 2014, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

20. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 12,500,000 shares of common stock covered by the Stock Plan. At March 31, 2015, all of the shares of common stock authorized under the Stock Plan had been granted and no further grants may be awarded thereunder.

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At March 31, 2015, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

During the three months ended March 31, 2015 and 2014, no stock options were granted and no stock options became vested. There were 703,000 unvested stock options with an exercise price of $0.028 per share, outstanding at March 31, 2015.

During the three months ended March 31, 2015 and 2014, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $5,000 and $1,000, respectively. At March 31, 2015, the balance of stock-based compensation expense related to non-vested stock options that had not yet been recognized amounted to $2,000. This amount will be recognized as expense during the Company’s second fiscal quarter of 2015.

Details of the stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 3/31/15	$0.028 – $1.000	12,500,000	12	11,707,000	$0.184	$0.169

No stock options were exercised, forfeited or expired during the three months ended March 31, 2015 and 2014.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant, where available and 175% volatility rate when not available.

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

21. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

Southridge Partners II LP

In July 2014, the Company entered into a 3-year equity purchase agreement (the “EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the EP Agreement, Southridge committed to purchase up to 40,000,000 million shares of the Company’s common stock, in exchange for consideration not to exceed Ten Million ($10,000,000) Dollars. The purchase price for the shares of common stock shall be equal to 94% of the lowest closing price of the common stock during the ten trading days that comprise the defined pricing period. The Company is entitled to exercise a Put to Southridge by delivering a Put Notice, which requires Southridge to remit the dollar amount stated in the Put Notice at the end of the pricing period, provided, however, that for each day during the pricing period, if any, that the daily closing price of the Company’s common stock is (i) 25% or more below the Floor Price, as defined, or (ii) below the Floor Price, if any, stipulated in the Put Notice issued by the Company, then the dollar amount of the Put shall be reduced by 10% for each such day. The Company may stipulate a Floor Price below which, no shares of common stock may be sold by Southridge, however, the Floor price shall not be lower than the lowest daily volume weighted average price of the common stock during the ten trading days preceding the date of the Put Notice.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge. Pursuant to the terms of the Registration Rights Agreement, in August 2014, the Company filed a registration statement with the SEC covering 40,000,000 shares of common stock underlying the EP Agreement, which was declared effective in September 2014.

As of March 31, 2015, no Put Notices had been delivered to Southridge under the EP Agreement.

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

During the three months ended March 31, 2014, the Company sold 2,561,713 registered shares of its common stock under this equity line of credit with Dutchess and received proceeds of $104,000, which were used for general working capital purposes. There were no offering costs related to the sales of these shares.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

Deferred tax assets increased by $1,035,000 and $59,000 for the three months ended March 31, 2015 and 2014, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2015 and 2014.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2011 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2015 and 2014, there were no penalties or interest related to the Company’s income tax returns.

At March 31, 2015, the Company had available, $17,674,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2035 and $7,788,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2015 and 2035.

23. RELATED PARTY TRANSACTIONS

Issuances of Common Stock and Warrants

For the three months ended March 31, 2014, issuances of common stock and common stock warrants to related parties are discussed in detail in Note 15.

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the three months ended March 31, 2015 and 2014 are discussed in detail in Note 13. The promissory notes to related parties are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At March 31, 2015, interest accrued but not paid on outstanding promissory notes to related parties, aggregated $363,000.

Issuances of Preferred Stock

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the three months ended March 31, 2015 is discussed in detail in Note 15.

Personal Guaranty and Stock Pledge

In connection with the Company’s mortgage loan, George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

In connection with the Company's sale/leaseback of its research and development and manufacturing equipment, George J. Coates provided his personal guaranty.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

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

	For the Three Months Ended March 31,
	2015	2014
George J. Coates (a) (b) (c)	$2,000	$4,000
Gregory G. Coates (d)	47,000	44,000
Bernadette Coates (e)	1,000	1,000

(a)	For the three months ended March 31, 2015 and 2014, George J. Coates earned additional base compensation of $63,000 and $63,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheet at March 31, 2015.

(b)	During the three months ended March 31, 2014, 20,708 shares of Series A Preferred Stock, having an estimated fair value of $52,000, were granted and issued to George J. Coates pursuant to an anti-dilution agreement.

(c)	During the three months ended March 31, 2015, George J. Coates was awarded 640,657 shares of Series B Convertible Preferred Stock with an estimated fair value of $1,993,000 for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

(d)	During the three months ended March 31, 2015, Gregory G. Coates was awarded 43,614 shares of Series B Convertible Preferred Stock with an estimated fair value of $136,000 for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

(e)	For the three months ended March 31, 2015 and 2014, Bernadette Coates earned additional base compensation of $17,000 and $17,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amount are included in deferred compensation in the accompanying balance sheet at March 31, 2015.

During the three months ended March 31, 2015 and 2014, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $18,000 and $30,000, respectively. For the three months ended March 31, 2015, Mr. Kaye earned compensation of $34,000, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. At March 31, 2015, the total amount of Mr. Kaye’s compensation that was deferred was $94,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2015. During the three months ended March 31, 2015, Barry C. Kaye was awarded 3,414 shares of Series B Convertible Preferred Stock with an estimated fair value of $11,000 for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

24. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at March 31, 2015:

		Due Within
	Total	2015	2016
Promissory notes to related parties	$1,497,000	$1,497,000	$-
Mortgage loan payable	1,433,000	1,433,000	-
Deferred compensation	1,159,000	1,159,000	-
Convertible promissory notes	319,000	279,000	40,000
Finance lease obligation	78,000	56,000	22,000
Total	$4,486,000	$4,424,000	$62,000

Total non-cash compensation cost related to nonvested stock options at March 31, 2015 that has not been recognized was $2,000. This compensation expense will be recognized in the future over a remaining weighted average period of approximately one month.

25. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

26. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update also provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, the Company has elected to implement this update early and it has been applied in the financial statements for the three months ended March 31, 2015. Early adoption did not have a material effect on the Company’s financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606): which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will be required to adopt this accounting standard in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives; however, at this time it does not anticipate that it will have a material effect on its financial statements.

27. SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes

During April and May 2015, the Company issued the following convertible notes:

●	A $53,000 convertible promissory note which bears interest at the rate of 9.75% per annum. The Company received net proceeds of $50,000, after transaction costs. This was the final tranche of funding under an existing $317,000 convertible note facility. The holder may convert the convertible note at any time into shares of the Company's common stock at a fixed rate of $0.055 per share. In addition, there are mandatory monthly conversions. Each monthly conversion amount shall generally be equal to one-twelfth of the original $317,000 amount of the aggregate note facility, plus accrued interest. The Company may, at its option, pay any installment in whole, or in part, in cash. Any portion of a monthly installment not paid in cash is convertible into shares of the Company’s common stock. The number of shares of common stock to be initially delivered upon conversion shall be equal to the dollar amount being converted divided by the variable conversion price. The variable conversion price is the lesser of $0.055 per share, or 70% of the average of the three lowest daily VWAP over the 15 trading day period prior to the date of conversion. The number of shares of the Company's common stock required to be issued to the investor upon any mandatory conversion may be subsequently adjusted upward in the event that the recalculated variable conversion price on the 23rd trading day following the date the conversion shares are received by the holder is lower than the calculated variable conversion price on the original date of conversion. In such case, the Company would be required to deliver the incremental number of shares to the investor, determined based on the recalculated variable conversion price.

●	A $28,000 convertible promissory note which bears interest at the rate of 12% per annum. The Company received net proceeds of $25,000, which was net of an approximately 10.5% original issue discount. This was an additional tranche of funding under an existing $335,000 convertible note facility. This convertible note may be prepaid at any time within the first 90 days after funding, upon which the interest for the outstanding period will be forgiven. The holder may convert the 12% Notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate shall be equal to the lesser of $0.035 per share or 60% of the lowest trading price of the Company’s common stock in the 25 trading day period prior to the date of conversion.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) – (Continued)

●	A $50,000 convertible promissory note which bears interest at the rate of 8% per annum. The Company received net proceeds of $50,000. This was an additional tranche of funding under an existing $250,000 convertible note facility. This convertible note may be prepaid at any time within the first 180 days after funding by paying all principal, interest and a 35% prepayment penalty. The holder may convert the 12% Notes into unregistered shares of the Company’s common stock at any time beginning 180 days after the date of funding. The conversion rate is equal to 65% of the lowest trading price of the Company’s common stock in the 25 trading day period prior to the date of conversion.

Conversion and Repayment of Convertible Promissory Notes

During April and May 2015, in a series of transactions, $117,000 principal amount of convertible promissory notes, including $8,000 of accrued interest thereon were converted into 101,573,462, unregistered shares of the Company’s common stock. In April 2015, $27,000 principal amount of a convertible promissory note, including accrued interest thereon, was repaid without penalty.

Sale of Common Stock under Equity Purchase Agreement

In April 2015, the Company issued a Put Notice to Southridge and, in accordance with the terms of the Equity Purchase Agreement delivered 25,000,000 million shares of its registered common stock at the same time. The Company sold 12,765,957 shares of its common stock and received proceeds of $30,000 upon settlement of the Put Notice. The Company has agreed that the unsold balance of the 25,000,000 shares of common stock delivered may be retained by Southridge and applied to a future Put Notice.

Issuance of Anti-dilution shares

In April and May 2015, the Company issued 670,292, 45,632 and 3,573 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $930,000, $63,000 and $4,000, respectively.

Repayments of 17% Promissory Notes to Related Parties

In May 2015, the Company partially repaid 17% promissory notes due to George J. Coates and Bernadette Coates amounting $10,000 and $2,000, respectively.

Deferred Compensation

As of May 8, 2015, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $24,000, $12,000 and $6,000, respectively, and Mr. Kaye was paid $10,000, bringing their total deferred compensation to $567,000, $96,000 and $147,000, respectively.

Increase in the Number of Authorized Shares of Common Stock

On April 21, 2015, by vote of George J. Coates, majority shareholder, the shareholders approved an increase in the number of authorized shares of the Company’s common stock, par value, $0.0001 per share, from one billion to two billion shares. This increase is expected to become effective on or about May 21, 2015. This increase was necessary in order to ensure that there are sufficient available shares of common stock for issuance upon conversion of convertible instruments and exercise of stock options and warrants.

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

For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power generator engines, automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. In February 2015, we granted a US$100 million non-exclusive distribution sublicense with a China-based sales and distribution company that covers distribution in the territory of the Western Hemisphere. We also undertook to procure parts and components to commence limited production of our CSRV® industrial Gen Sets. We began receiving certain parts and components in the first quarter, some of which require additional manufacturing processes by other vendors and expect to continue to receive and process additional parts and components on an ongoing basis.

In the fourth quarter of 2011, we identified cracks on the lower engine heads that resulted from a manufacturing defect by one of our suppliers. Based on our testing of the Gen Sets to confirm our resolution of this problem, we believe we have determined the cause of this cracked head condition. As discussed above, we are currently procuring new production parts and components in order to manufacture a limited number of Gen Sets intended for installation in end-user customer oil fields and other applications.

We continue to be engaged in new research and development activities from time-to-time in connection with applying this technology to other commercially feasible internal combustion engine applications and intend to manufacture engines and/or license the CSRV® system technology to third party Original Equipment Manufacturers (“OEM’s”) for multiple other applications and uses.

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates is continuing with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. Mr. Coates intends to continue with research and development of the next application of this technology in an attempt to power larger, industrial engines. However, at this time, the Hydrogen Reactor technology development has been temporarily deferred to enable the Company to focus on producing a limited number of Gen Sets. If successful, the Hydrogen Reactor technology will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and their design enables them to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Application for patent protection of this technology will be filed upon completion of the research and development. Although at this time no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

Plan of Operation

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based generator engine and are currently engaged in producing a limited number of Gen Sets, which will incorporate our solution for the cracked heads, as a prelude to entering into the production phase of our operations. We will need to raise sufficient new working capital for production. We intend to sell the initial Gen Sets to Almont Energy, Inc., (“Almont”) to be field tested. Almont, our sublicensee, is a privately held, independent third party entity based in Alberta, Calgary, Canada.

We intend to take advantage of the fact that essentially all the parts and components of the CSRV® generator engine may be readily sourced and acquired from U.S. based suppliers and subcontractors, and, accordingly, expect to manufacture Gen Sets by developing assembly lines within owned manufacturing facilities. The initial limited production will enable us to prove our concept for the CSRV® system technology and we expect this will dovetail with the existing substantial demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force, securing additional manufacturing capacity and substantial capital expenditures.

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

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to US$100 million. We received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives an aggregate of US$10,000,000, it is required to pay us 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable.

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

Coates Power has agreed to initially source production parts and components from us. To date, we have sold Coates Power approximately US$131,000 in production parts and components in connection with its plans to manufacture two initial Gen Sets. These parts and components are expected to be shipped in the near future.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock and Series B Convertible Preferred Stock issued in connection with anti-dilution provisions in place, assigning useful lives to the our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the three months ended March 31, 2015 and 2014

Our principal business activities and efforts for the three months ended March 31, 2015 and 2014 were devoted to (i) negotiating and granting a US $100 Million non-exclusive distribution license with Renown Power Development, Ltd., a China-based company which was consummated in February 2015, (ii) in 2015, preparing for production of a limited number of CSRV® Industrial Generator Sets in the United States, including procurement of parts, (iii) undertaking efforts to raise additional working capital in order to fund ongoing operations, (iv) developing plans for transitioning to large scale manufacturing in anticipation of our CSRV® system technology achieving widespread market acceptance and (v) research and development of the Hydrogen Reactor Technology in 2014.

Although we incurred substantial net losses for the three months ended March 31, 2015 and 2014 of ($2,814,769) and ($511,219), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used by operating activities amounting to ($134,651) and ($377,394) for the three months ended March 31, 2015 and 2014, respectively, was significantly less than these reported net losses. The differences between the reported net loss and actual cash used in our results of operations for the three months ended March 31, 2015 and 2014 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the three months ended March 31, 2015 and 2014.

Sublicensing fee revenue for the three months ended March 31, 2015 and 2014 amounted to $5,000 and $5,000, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Marketing Expenses

Marketing decreased to $203 for the three months ended March 31, 2015 from $940 for the three months ended March 31, 2014.

Research and Development Expenses

Research and development activities for the three months ended March 31, 2015 and 2014 were primarily related to continuing refinement of production parts and components for CSRV® Industrial Gen Sets in the 2015 period and the Hydrogen Reactor Project in the 2014 period. Research and development expenses decreased by $20,259 to $93,911 in 2015 from $114,170 in 2014. This net decrease is primarily due to a $22,800 decrease in the amount of compensation and benefits allocated to research and development activities in 2015.

Compensation and Benefits

Compensation and benefits increased to $2,228,235 for the three months ended March 31, 2015 from $117,585 for the three months ended March 31, 2014. This increase was primarily due to an increase in stock-based compensation of $2,089,336, primarily consisting of issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

General and Administrative Expenses

General and administrative expenses increased by $1,487 to $148,000 for the three months ended March 31, 2015 from $146,513 for the three months ended March 31, 2014. This net increase in 2015 was primarily related to increases in patent maintenance costs of $18,154, investors relations costs of $2,734 and financing costs of $2,596, partially offset by decreases in printing and postage of ($7,095), utilities of ($5,729), property taxes of ($4,116), legal and professional fees of ($2,131), technology costs of ($1,512) and a net decrease in all other expenses of ($1,414).

In order to preserve our working capital, George J. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of a portion of their compensation for certain periods in 2013, 2014 and 2015, which as of May 8, 2015, amounted to approximately $567,000, $96,000 and $147,000, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Depreciation and Amortization

Depreciation and amortization expense decreased to $15,963 for the three months ended March 31, 2015 from $16,621 for the three months ended March 31, 2014.

Loss from Operations

A loss from operations of ($2,481,512) was incurred for the three months ended March 31, 2015 compared with a loss from operations of ($391,029) for the three months ended March 31, 2014.

Other Expense

Decrease in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended March 31, 2015 and 2014, other income was recorded to reflect the decrease in the fair value of embedded liabilities of $44,032 and $117,016, respectively.

Loss on conversion of convertible notes

For the three months ended March 31, 2015 and 2014, the Company realized a loss on conversion of convertible notes of ($104,504) and ($36,624), respectively.

Interest Expense

Interest expense increased to $272,785 for the three months ended March 31, 2015 from $200,582 in 2014. Interest expense in 2015 consisted of non-cash interest related to convertible promissory notes of $223,061, mortgage loan interest of $17,708, interest on promissory notes to related parties of $21,288, interest expense related to the sale/leaseback of equipment of $10,131 and net other interest of $597. Interest expense in 2014 consisted of non-cash interest related to convertible promissory notes of $117,900, interest on promissory notes to related parties of $39,927, mortgage loan interest of $28,196, interest expense related to the sale/leaseback of equipment of $14,214 and other interest of $345.

Deferred Taxes

For the three months ended March 31, 2015 and 2014, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended March 31, 2015, we incurred a net loss of ($2,814,769) or ($0.01) per share, as compared with net loss of ($511,219) or ($0.00) per share for three months ended March 31, 2014. Included in the net losses for the three months ended March 31, 2015 and 2014 was $2,438,702 and $145,938, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at March 31, 2015 was $72,622, a decrease of $190,904 from the cash position of $263,526 at December 31, 2014. We had negative working capital of ($6,959,188) at March 31, 2015 which represents an improvement in our working capital of $336,934 compared to the ($7,296,122) of negative working capital at December 31, 2014. Our current liabilities of $7,149,211 at March 31, 2015, decreased by $502,585 from $7,651,796 at December 31, 2014. This net decrease primarily resulted from (i) the reclassification of the ($456,775) non-current portion of the deposit from Renown, upon becoming non-refundable, to non-current liabilities, (ii) a ($216,989) decrease in the carrying amount of convertible notes, net of unamortized discount, (iii) a ($44,032) net decrease in the derivative liability related to convertible promissory notes, (iv) a ($27,000) decrease in promissory notes payable to related parties and (v) a ($15,000) principal repayment of the mortgage loan payable, partially offset by (vi) a $131,471 increase in unearned revenue, (vii) a $79,310 increase in deferred compensation payable, (viii) a $40,574 increase in accounts payable and accrued liabilities and (ix) a $5,856 increase in the current portion of a finance lease obligation, net of unamortized discount.

Operating activities utilized cash of ($134,651) for the three months ended March 31, 2015, a decrease of $242,743 from the cash utilized for operating activities of ($377,394) for the three months ended March 31, 2014. Cash utilized by operating activities in the three months ended March 31, 2015 resulted primarily from (i) a cash basis net loss of ($376,067), after adding back non-cash stock-based compensation expense of $2,142,143, non-cash interest and amortization of discount on convertible notes and finance lease obligation of $224,194, a non-cash loss on conversion of convertible notes of $104,504, depreciation and amortization of $15,962 and amortization of deferred financing costs of $731, partially offset by, a non-cash decrease in embedded derivative liabilities related to convertible notes of ($44,032) and recognition of non-cash licensing revenues of ($4,800); and (ii) an increase in inventory of ($48,000), a decrease in deferred offering costs and other assets of $22,747, an increase of $55,888 in accounts payable and accrued liabilities, an increase in unearned revenue of $131,471 and an increase in deferred compensation payable of $79,310.

Cash used in investing activities of $22,358 for the three months ended March 31, 2015, consisted of outlays for new patterns for Gen Set production parts.

Cash used in financing activities for the three months ended March 31, 2015 amounted to ($33,895). This was comprised of repayments of promissory notes held by related parties of ($67,000), repayment of convertible promissory notes of ($26,375), payments of a finance lease obligation amounting to ($15,520), principal repayments of ($15,000) on the mortgage loan payable, partially offset by proceeds from issuances of convertible promissory notes aggregating $50,000 and proceeds from issuances of promissory notes to related parties amounting to $40,000.

Going Concern

We have incurred net recurring losses since inception, amounting to ($49,581,948) as of March 31, 2015 and had a stockholders’ deficiency of ($5,522,826). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses. In addition, the mortgage loan on our headquarters and research and development facility matures in July 2015.  The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations.

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

During 2015, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses for distribution of our CSRV® products, raising working capital to enable us to commence production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources of working capital and new funding being pursued by us include (i) sales of common stock and warrants, (ii) issuances of promissory notes and convertible promissory notes, (iii) new equity investment and/or up front licensing fees from prospective new sublicensees and (iv) manufacturing and sales of CSRV® Units. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

At March 31, 2015, current liabilities were primarily comprised of promissory notes due to related parties aggregating $1,538,505, a $1,433,284 mortgage loan, $1,333,320 of legal and professional fees, deferred compensation of $1,159,214, an embedded derivative liability related to our convertible promissory notes of $431,663, accrued interest expense of $376,108, $283,916 of convertible promissory notes, net of unamortized discount, accrued general and administrative expenses of $199,065, unearned revenue of $150,595, accrued research and development expenses of $114,859, the current portion of a finance lease obligation of $67,958 and the current portion of license deposits of $60,725.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2015:

		Due Within
	Total	2015	2016

Promissory notes to related parties	$1,496,505	$1,496,505	$-
Mortgage loan payable	1,433,284	1,433,284	-
Deferred compensation	1,159,214	1,159,214	-
Convertible promissory notes	319,150	279,150	40,000
Finance lease obligation	78,160	55,906	22,254
Total	$4,486,313	$4,424,059	$62,254

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2015 which are contained in this filing, the Company’s 2015 Quarterly Report on Form 10-Q for the first quarter of 2015 and notes to financial statements for the year ended December 31, 2014 which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, we have elected to implement this update early and it has been applied in the financial statements for the three months ended March 31, 2015 included in this Form 10-Q. Early adoption did not have a material effect on our financial position or results of operations.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which amended the existing accounting standards for revenue recognition. This update is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt this updated standard in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of this update and the transition alternatives; however, at this time it does not expect it will have a material effect on the financial statements.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2014 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities since December 31, 2014 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

We issued a $52,500 convertible promissory note and received net proceeds of $50,000 after transaction costs. The nominal interest rate on this note is 9.75%. This note is convertible into unregistered shares of our common stock at any time beginning six months after issuance. The convertible note provides for a conversion rate discount of 30% of the trading price of our common stock, as defined, over the fifteen trading days leading up to the date of conversion (the “Market Price”).

In a series of transactions, an aggregate of $426,327 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 142,831,226 unregistered shares of our common stock.

Net proceeds from the above transactions were used for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DE*	XBRL Taxonomy Extension Definition Linkbase Document

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

COATES INTERNATIONAL, LTD.

Date: May 13, 2015	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)

