Form 10-Q
period 2015-09-30
COATES INTERNATIONAL LTD \DE\
filed 2015-11-12
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015   OR

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

Yes ☐  No ☒

As of November 11, 2015, the Registrant had 986,237,177 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$75,933	$263,526
Inventory, net	147,867	47,274
Deferred offering costs and other assets	53,299	44,874
Total Current Assets	277,099	355,674
Property, plant and equipment, net	2,118,934	2,119,010
Deferred licensing costs, net	43,520	46,732
Total Assets	$2,439,553	$2,521,416

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,007,193	$1,982,777
Promissory notes to related parties	1,459,505	1,565,505
Deferred compensation payable	997,834	1,079,904
Derivative liability related to convertible promissory notes	871,439	475,695
Convertible promissory notes, net of unamortized discount	293,491	500,905
Deposits	150,595	19,124
Current portion of license deposits	60,725	517,500
Current portion of mortgage loan payable	60,000	1,448,284
Current portion of finance lease obligation, net of unamortized discount	37,032	62,102
Total Current Liabilities	5,937,814	7,651,796

Non-current portion of mortgage loan payable	1,343,158	-
Non-current portion of license deposits	726,175	283,800
Non-current portion of finance lease obligation, net of unamortized discount	-	19,349
Total Liabilities	8,007,147	7,954,945

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 50,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	50	50
Series B Convertible Preferred Stock, 5,000,000 shares designated, 3,230,131 and 585,502 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,230	586
Common Stock, $0.0001 par value, 2,000,000,000 shares authorized, 957,283,441 shares issued and outstanding at September 30, 2015 and 1,000,000,000 shares authorized, 443,508,090 shares issued and outstanding at December 31, 2014	95,728	44,351
Additional paid-in capital	50,383,699	41,288,663
Accumulated deficit	(56,050,301)	(46,767,179)
Total Stockholders' Deficiency	(5,567,594)	(5,433,529)
Total Liabilities and Stockholders' Deficiency	$2,439,553	$2,521,416

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Sublicensing fee revenue	$4,800	$4,800	$14,400	$14,400
Total Revenues	4,800	4,800	14,400	14,400
Expenses:
Research and development costs	93,198	103,820	282,942	323,414
Compensation and benefits	1,490,842	6,980,603	7,276,854	8,625,412
General and administrative expenses	179,425	122,969	456,719	447,115
Depreciation and amortization	12,619	16,099	40,378	48,820
Total Operating Expenses	1,776,084	7,223,491	8,056,893	9,444,761
Loss from Operations	(1,771,284)	(7,218,691)	(8,042,493)	(9,430,361)
Other Expense:
Increase in estimated fair value of embedded derivative liabilities	(467,639)	(272,596)	(395,744)	(445,143)
Loss on conversion of convertible notes	(18,257)	(12,811)	(256,327)	(74,524)
Interest expense	(187,038)	(298,420)	(588,558)	(717,228)
Total other expense	(672,934)	(583,827)	(1,240,629)	(1,236,895)
Loss Before Income Taxes	(2,444,218)	(7,802,518)	(9,283,122)	(10,667,256)
Provision for income taxes	-	-	-	-
Net Loss	$(2,444,218)	$(7,802,518)	$(9,283,122)	$(10,667,256)

Basic net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Basic weighted average shares outstanding	944,977,964	404,840,024	731,942,336	373,495,872
Diluted net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Diluted weighted average shares outstanding	944,977,964	404,840,024	731,942,336	373,495,872

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Net Cash Used in Operating Activities	$(806,599)	$(953,184)

Cash Used in Investing Activities	$(37,090)	$-

Cash Flows Provided by Financing Activities:
Issuance of convertible promissory notes	653,000	756,999
Issuance of common stock under equity purchase agreements	258,060	161,636
Issuance of promissory notes to related parties	60,000	-
Deposit on tentative China sublicense agreement	-	300,000
Proceeds from common stock subscribed	-	75,000
Repayment of promissory notes to related parties	(166,000)	(200,000)
Repayment of convertible promissory notes	(52,750)	-
Finance lease obligation payments	(51,089)	(35,629)
Repayment of mortgage loan	(45,125)	(50,000)
Issuance of common stock and warrants to related party	-	340,000
Net Cash Provided by Financing Activities	656,096	1,348,006
Net Increase (Decrease) in Cash	(187,593)	394,822
Cash, beginning of period	263,526	49,274
Cash, end of period	$75,933	$444,096

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$140,897	$123,385

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$748,093	$335,421
Conversion of promissory notes to related parties into common stock	-	229,726
Conversion of additional paid in capital to promissory note to Gregory Coates	-	1,462,093
Stock-based compensation award to George J. Coates for lost benefits of property ownership	-	950,000
	$748,093	$2,977,240

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

September 30, 2015

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

Management believes that the CSRV® engines provide the following advantages as compared to conventional internal combustion engines designed with “poppet valves”:

●	Improved fuel efficiency
●	Lower levels of harmful emissions
●	Adaptability to numerous types of engine fuels
●	Longer engine life
●	Longer intervals between engine servicing

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power the patented CSRV® engines. This technology has been successfully applied to a small CSRV® engine which is solely powered by Hydroxy-Gas produced by the reactor from water. However, at this time, the hydrogen reactor technology development has been temporarily deferred to enable the Company to focus on producing a limited number of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets)”. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. Applications for patent protection of this technology will be filed upon completion of the research and development. Although at this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - (Continued)

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Gregory G. Coates, Bernadette Coates, his spouse, and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2015, had a stockholders’ deficiency of ($5,568,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At September 30, 2015, the Company had negative working capital of ($5,661,000) compared with negative working capital of ($7,296,000) at the end of 2014.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financial statements for the three and nine months ended September 30, 2014 have been reclassified in order to make them comparable to the amounts presented for the three and nine months ended September 30, 2015.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - (Continued)

Deposits represent cash deposits received with orders to purchase Gen Sets.

License deposits, which are non-refundable, were received from the granting of sublicenses and are recognized as earned, generally commencing upon acceptance by the licensee or upon commencement of production ramp-up activities for orders placed by the sublicensee. At that time, license revenue will be recognized ratably over the period of time that the sublicense has been granted using the straight-line method. Upon termination of a sublicense agreement, non-refundable license deposits, less any costs related to the termination of the sublicense agreement, are recognized as revenue. Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer.

The Company is recognizing the license deposit of $300,000 on the Canadian License, discussed in Note 5, as revenue on a straight-line basis over the approximate remaining life through 2027 of the last CSRV® technology patent in force.

Research and Development

Research and development costs are expensed when incurred. Included in accounts payable and accrued liabilities at September 30, 2015 and December 31, 2014 is $115,000 for the estimated remediation costs of previously sold Gen Sets that were determined to have cracked heads.

Intellectual Property

Under a licensing agreement with George J. Coates and Gregory G. Coates, the Company obtained the rights to manufacture, use and sell the patented CSRV® engine technology throughout the territory defined as the Western Hemisphere. In accordance with GAAP, the Company is not permitted to record a value for this intellectual property because it was obtained from principal stockholders, and, accordingly, this intangible asset is not reflected in the accompanying financial statements.

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

Deferred Compensation

Deferred compensation represents compensation of George J. Coates and Bernadette Coates earned, but not paid, in order to preserve the Company’s working capital. The Company intends to repay these amounts at such time that it has sufficient working capital and after the related party notes to George J. Coates and Bernadette Coates have been fully repaid with interest thereon.

Inventory

Inventory consists of raw materials and work-in-process, including overhead and is stated at the lower of cost or market determined by the first-in, first-out method. Inventory items designated as obsolete or slow moving are reduced to net realizable value. Market value is determined using current replacement cost.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - (Continued)

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

The Company evaluates any uncertain tax positions for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation proceedings. In the event recognition of an uncertain tax position is indicated, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This process of evaluating and estimating uncertain tax positions and tax benefits requires the consideration of many factors, which may require periodic adjustments and which may not accurately forecast actual outcomes. Interest and penalties, if any, related to tax contingencies would be included in income tax expense.

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the three and nine months ended September 30, 2015 and 2014. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

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

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - (Continued)

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

At September 30, 2015 and December 31, 2014, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $44,000 and $47,000, respectively. Amortization expense for the three months ended September 30, 2015 and 2014 amounted to $1,000 and $1,000, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 amounted to $3,000 and $3,000, respectively.

Coates International, Ltd.

Notes to Financial Statements (Unaudited) - (Continued)

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and ship Gen Sets to Almont. At September 30, 2015, the remaining balance of the Release Payment due to the Company was $5,847,000.

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees to the Company amounting to US$100 million. The Company received an initial non-refundable deposit of US$500,000 to date. In addition, after Renown receives aggregate cash flow of US$10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable.

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

Coates Power has agreed to initially source its production parts and components from the Company. In February 2015, the Company received an order from Coates Power for approximately US$131,000 of production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. In June, 2015, by mutual consent of the parties, it was agreed that the Company would assemble two completed Gen Sets for shipment to Coates Power in China in lieu of shipping the parts and components. This amount is included in Deposits in the accompanying balance sheet at September 30, 2015.

7. INVENTORY

Inventory consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$479,000	$381,000
Work-in-process	56,000	53,000
Less: Reserve for obsolescence	(387,000)	(387,000)
Total	$148,000	$47,000

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are to be recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through September 30, 2015, the Company has recognized a total of $86,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the nine months ended September 30, 2015 and 2014. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

Sublicensing fee revenue for the three months ended September 30, 2015 and 2014 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2015 and 2014 amounted to $14,000 and $14,000, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consist of the following:

	September 30, 2015	December 31, 2014
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	658,000
Furniture and fixtures	45,000	39,000
	3,016,000	2,979,000
Less: Accumulated depreciation	(897,000)	(860,000)
Total	$2,119,000	$2,119,000

Depreciation expense amounted to $12,000 and $15,000 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense amounted to $37,000 and $46,000 for the nine months ended September 30, 2015 and 2014, respectively.

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which, after securing a three year extension from the lender in July 2015, matures in July 2018. Interest expense for the three months ended September 30, 2015 and 2014 on this mortgage amounted to $28,000 and $29,000, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 on this mortgage amounted to $73,000 and $83,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at September 30, 2015 and December 31, 2014 was $1,403,000 and $1,448,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

11. FINANCE LEASE OBLIGATION

In August 2013, the Company entered into a sale/leaseback financing arrangement with Paradigm Commercial Capital Group Corp (“Paradigm”) pursuant to which it sold its research and development and manufacturing equipment in consideration for net cash proceeds of $133,000. These cash proceeds were net of a deposit on the lease of $15,000 and transaction costs of $5,000. Under this arrangement, the Company is leasing back the equipment over a 30-month period, which includes an optional 6-month extension period which was exercised and went into effect on August 15, 2015. The fixed recurring monthly lease payment amount is $8,000. The effective interest rate on this lease is 36.6%.

In accordance with GAAP, this sale/leaseback is required to be accounted for as a financing lease. Under this accounting method, the equipment and accumulated depreciation remains on the Company’s books and records as if the Company still owned the equipment. This accounting treatment is in accordance with ASC 840-40-25-4, Accounting for Sale-Leaseback Transactions. In addition, the discounted present value of the lease payments is recorded as a lease finance obligation. The difference between the gross sales price for the equipment and the net proceeds received amounted to $20,000, which has been recorded as unamortized discount on finance lease obligation. This amount is being amortized to interest expense using the interest method over the term of the lease. The finance lease obligation is secured by all of the equipment included in the sale/leaseback transaction and the personal guaranty of George J. Coates.

For the three months ended September 30, 2015 and 2014, interest expense on this lease amounted to $7,000 and $13,000, respectively. For the nine months ended September 30, 2015 and 2014, interest expense on this lease amounted to $26,000 and $40,000, respectively. These amounts are included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	September 30, 2015	December 31, 2014
Legal and professional fees	$1,351,000	$1,290,000
Accrued interest expense	361,000	374,000
General and administrative expenses	180,000	194,000
Research and development costs	115,000	115,000
Accrued compensation and benefits	-	10,000
Total	$2,007,000	$1,983,000

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the nine months ended September 30, 2015, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $60,000. During the nine months ended September 30, 2015 and 2014 the Company repaid promissory notes to George J. Coates in the aggregate principal amount of $120,000 and $145,000, respectively, and also paid him $ 43,000 of accrued interest thereon in 2015. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

On April 29, 2014, Mr. Coates and the Company agreed to issue 39,682,540 shares of its common stock valued at $950,000 to compensate Mr. Coates for the lost benefits of ownership of property that serves as the Company's headquarters, research and development and warehouse facility. He originally contributed the property to the Company in 1994 and did not receive any compensation therefore. The shares were valued at the closing price of $0.0252 per share on April 29, 2014.

In addition, during May 2014, by mutual consent between Mr. Coates and the Company, the remaining $370,000 principal amount of the promissory notes due to Mr. Coates was converted into restricted shares of common stock of the Company at the closing price per share of $0.029 on May 30, 2014. These promissory notes arose from cash lent to the Company for working capital purposes from Mr. Coates’ personal funds. Accordingly, the Company issued 12,749,162 shares of restricted common stock to Mr. Coates. In September 2014, by mutual consent between Mr. Coates and the Company, $200,000 of the transaction converting promissory notes to common stock was rescinded. Accordingly, 6,896,552 shares of common stock were returned, cancelled and restored to authorized, unissued status and $200,000 of promissory notes due to Mr. Coates was reinstated as a liability. The net result of this transaction and the partial rescission of this transaction was to reduce current liabilities by $170,000 and reduce stockholders’ deficiency by the same amount.

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

During the nine months ended September 30, 2015, the Company repaid promissory notes to Gregory G. Coates in the aggregate principal amount of $15,000.

Promissory Notes Issued to Bernadette Coates

During the nine months ended September 30, 2015 and 2014, the Company repaid promissory notes to Bernadette Coates, spouse of George J. Coates, in the aggregate principal amount of $31,000 and $55,000, respectively. The promissory notes are payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

10% Promissory Note Due to Michael J. Suchar

In June 2014, a 10% promissory note with a balance of $17,000, due to Michael J. Suchar, director was converted, by mutual consent, into 612,664 restricted shares of common stock at a price per share of $0.0285, the closing price of Company’s common stock on the date of conversion.

For the three months ended September 30, 2015 and 2014, aggregate interest expense on all promissory notes to related parties amounted to $17,000 and $25,000, respectively. For the nine months ended September 30, 2015 and 2014, aggregate interest expense on all promissory notes to related parties amounted to $57,000 and $92,000, respectively. Unpaid accrued interest on these promissory notes amounting to $356,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2015.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes. At September 30, 2015, there was $568,000 principal amount of convertible promissory notes outstanding. The net proceeds from these convertible notes are used for general working capital purposes. During the nine months ended September 30, 2015 and 2014, $676,000 and $786,000, respectively, of convertible promissory notes were issued and the Company received net cash proceeds of $653,000 and $757,000, respectively, after transaction costs. The notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 40% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments.

All of the convertible notes become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty of from 25% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with a balance of $211,000 which becomes convertible in February 2016, is convertible in 12 equal monthly installments, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the convertible notes is required to be remeasured at each balance sheet date. The fair value measurement accounting standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Inputs include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques.

The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included the average of the quoted daily yield curve rates on six-month and one-year treasury securities and, because the actual volatility rate of 200%.

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value at:

	September 30, 2015	December 31, 2014

Level 1 Inputs	$-	$-
Level 2 Inputs	871,439	475,695
Level 3 Inputs	-	-
Total	$871,439	$475,695

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

The following table presents the details of the convertible promissory notes outstanding at September 30, 2015 and December 31, 2014, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

	Principal Amount					Unamortized Discount		Embedded Derivative Liability
Date Issued	September 30, 2015	December 31, 2014	Nominal Interest Rate	Effective Interest Rate(1)	Conversion Price Discount from Defined Trading Price	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
9/22/15	$66,000	$-	8.00%	143%	39.0%	$62,000	N/A	$102,000	N/A
9/11/15	52,000	-	7.00%	65%	30.0%	17,000	N/A	71,000	N/A
8/26/15	20,000	-	12.00%	162%	40.0%	21,000	N/A	39,000	N/A
8/14/15	211,000	-	9.75%	84%	30.0%	82,000	N/A	327,000	N/A
7/24/15	63,000	-	8.00%	147%	39.0%	44,000	N/A	90,000	N/A
6/18/15	78,000	-	8.00%	112%	39.0%	31,000	N/A	99,000	N/A
5/4/2015	50,000	-	8.00%	215%	35.0%	12,000	N/A	100,000	N/A
4/27/15	28,000	-	12.00%	158%	40.0%	6,000	N/A	43,000	N/A
12/16/14	-	28,000	12.00%	55%	40.0%	-	$8,000	-	$31,000
12/5/14	-	53,000	8.00%	160%	39.0%	-	42,000	-	20,000
11/25/14	-	52,000	9.75%	91%	30.0%	-	24,000	-	41,000
11/14/14	-	40,000	8.00%	139%	32.5%	-	30,000	-	54,000
10/2/14	-	40,000	8.00%	113%	35.0%	-	16,000	-	43,000
9/29/14	-	53,000	8.00%	118%	39.0%	-	29,000	-	20,000
9/3/14	-	39,000	12.00%	139%	40.0%	-	15,000	-	38,000
8/29/14	-	53,000	8.00%	105%	39.0%	-	13,000	-	17,000
8/8/14	-	52,000	9.75%	72%	30.0%	-	5,000	-	41,000
7/28/14	-	30,000	12.00%	156%	30.0%	-	6,000	-	25,000
7/9/14	-	83,000	8.00%	120%	39.0%	-	5,000	-	15,000
7/8/14	-	50,000	5.00%	106%	37.0%	-	2,000	-	31,000
6/12/14	-	47,000	8.00%	147%	40.0%	-	-	-	46,000
4/16/14	-	25,000	12.00%	147%	30.0%	-	-	-	17,000
4/16/14	-	24,000	12.00%	175%	40.0%	-	-	-	15,000
4/2/14	-	27,000	9.75%	71%	30.0%	-	-	-	22,000
	$568,000	$696,000				$275,000	$195,000	$871,000	$476,000

(1)	The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

In a series of transactions, during the nine months ended September 30, 2015, convertible promissory notes with an aggregate principal balance of $790,000, including accrued interest thereon were converted into 459,875,350 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $256,000 for the nine months ended September 30, 2015. In two transactions, during the nine months ended September 30, 2015, the Company also repaid $55,000 of a convertible promissory note, including accrued interest thereon without penalty.

In a series of transactions, during the nine months ended September 30, 2014, convertible promissory notes with an aggregate principal balance of $318,000, including accrued interest thereon were converted into 16,105,232 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $75,000 for the nine months ended September 30, 2014.

At September 30, 2015, the Company had reserved 570,500,000 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

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

The following common stock transactions occurred during the nine months ended September 30, 2015:

●	In a series of transactions during the nine months ended September 30, 2015, convertible promissory notes with an aggregate principal balance of $790,000, including accrued interest thereon were converted into 459,875,350 unregistered shares of common stock.

●	In a series of transactions during the nine months ended September 30, 2015, the Company issued 45,910,165 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under an equity purchase agreement in consideration for $258,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock. At September 30, 2015, there were 7,989,835 shares of common stock issued to Southridge which had not been sold. These shares may be held by Southridge until sold under a future Put Notice or until the Company requests that they be returned.

The following common stock transactions occurred during the nine months ended September 30, 2014:

●	In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 9,078,416 unregistered shares of its common stock and 9,078,416 common stock warrants to purchase one restricted share of common stock at exercise prices ranging from $0.02875 to $0.04 per share in consideration for $340,000 received from the son of Dr. Richard W. Evans, a director.

●	In September 2014, the son of Dr. Richard W. Evans subscribed for 4,000,000 shares of common stock in consideration of $100,000. The Company had received $75,000 of the purchase price at September 30, 2014.

●	In a series of transactions during the nine months ended September 30, 2014, the Company issued 4,403,403 registered shares of its common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $162,000. The proceeds were used for general working capital.

●	In a series of transactions during the nine months ended September 30, 2014, convertible promissory notes with an aggregate principal balance of $318,000, including accrued interest thereon were converted into 16,105,232 unregistered shares of common stock.

●	A non-interest bearing promissory note due to George J. Coates in the principal amount of $950,000 was converted, by mutual consent, into 37,698,413 restricted shares of common stock at an average price per share of $0.0252 which was equal to the closing price of the Company’s common stock on the date of conversion.

●	In two transactions during the nine months ended September 30, 2014, by mutual consent between Mr. Coates and the Company, $420,000 principal amount of 17% promissory notes due to George J. Coates was converted into 14,733,289 restricted shares of common stock of the Company at the Company’s common stock on the respective dates of conversion. These promissory notes arose from cash lent to the Company for working capital purposes from Mr. Coates’ personal funds. In September 2014, by mutual consent between Mr. Coates and the Company, a $200,000 portion of the transaction converting promissory notes to common stock was rescinded. Accordingly, 6,896,552 shares of common stock were returned, cancelled and restored to authorized, unissued status and $200,000 of promissory notes due to Mr. Coates was reinstated as a liability.

●	A 10% promissory note with a balance of $17,000 due to Michael J. Suchar, director, was converted, by mutual consent, into 612,664 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the date of conversion.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

At September 30, 2015, the Company had reserved 570,500,000 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated, 50,000 and 50,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates.

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

During the period from January 1, 2014 through July 2, 2014, 40,191 shares of Series A with an estimated fair value of $100,000 were granted and issued to George J. Coates pursuant to this anti-dilution agreement. On July 3, 2014 all of the 181,664 shares of Series A previously issued to George J. Coates were converted into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”), as more fully explained below. All such converted shares of Series A were cancelled and restored to authorized, unissued status. At the same time, the aforementioned anti-dilution protection for Mr. Coates, pursuant to which shares of Series A may be issued, was cancelled and replaced with a new anti-dilution protection arrangement which involves the issuance of shares of Series B as more fully explained below. In August 2014, 50,000 shares of Series A were issued to George J. Coates as an inducement to him to consider offers from investors interested in acquiring substantial ownership interests in the Company, as a means of raising substantial new working capital for the Company. At September 30, 2015, Mr. Coates held all 50,000 shares of Series A outstanding, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

Total non-cash, stock-based compensation expense from the grant of shares of Series A to Mr. Coates for nine months ended September 30, 2014, amounted to $169,000. This amount is included in stock-based compensation expense in the accompanying statements of operations for nine months ended September 30, 2014.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 5,000,000 shares designated, 3,230,131 and 585,502 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

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

The number of shares of Series B outstanding at September 30, 2015, consisted of 3,005,705, 208,319 and 16,107 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. None of the outstanding shares of Series B may be converted prior to July 2, 2016.

For the nine months ended September 30, 2015, 2,463,772, 167,726 and 13,131 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $6,875,000, $468,000 and $37,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, 391,387, 29,875 and 2,137 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $6,560,000 $501,000 and $36,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the nine months ended September 30, 2014.

In the event that all of the 3,230,131 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 3,230,131,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at September 30, 2015, this would dilute the ownership percentage of non-affiliated stockholders from 70.8% to 16.2%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

16. DEPOSITS

Deposits at September 30, 2015, consisted of the following:

●	A deposit received with an order for two CSRV® Gen Sets from Coates Power, Ltd., a China-based unaffiliated manufacturing company in the amount of $132,000.

●	A $19,000 non-refundable deposit from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator.

17. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended September 30, 2015 and 2014 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2015 and 2014 amounted to $14,000 and $14,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

18. LOSS PER SHARE

At September 30, 2015, the Company had 215,232,909 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price	Number Vested	Number Non-Vested
Common stock options	703,000	$0.02800	703,000	-
Common stock options	100,000	0.04200	100,000	-
Common stock options	5,607,000	0.06000	5,607,000	-
Common stock options	1,800,000	0.24000	1,800,000	-
Common stock options	2,000,000	0.25000	2,000,000	-
Common stock options	50,000	0.39000	50,000	-
Common stock options	360,000	0.40000	360,000	-
Common stock options	100,000	0.43000	100,000	-
Common stock options	1,750,000	0.44000	1,750,000	-
Common stock options	30,000	1.00000	30,000	-
Common stock warrants	1,250,000	0.02000	1,250,000	-
Common stock warrants	666,667	0.02250	N/A	N/A
Common stock warrants	2,127,660	0.02350	N/A	N/A
Common stock warrants	5,000,000	0.02500	N/A	N/A
Common stock warrants	1,739,130	0.02875	N/A	N/A
Common stock warrants	333,333	0.03000	N/A	N/A
Common stock warrants	2,714,287	0.03500	N/A	N/A
Common stock warrants	7,125,000	0.04000	N/A	N/A
Common stock warrants	333,333	0.04500	N/A	N/A
Common stock warrants	400,000	0.05000	N/A	N/A
Common stock warrants	2,181,819	0.05500	N/A	N/A
Common stock warrants	171,428	0.05700	N/A	N/A
Common stock warrants	285,714	0.05810	N/A	N/A
Common stock warrants	428,571	0.05850	N/A	N/A
Common stock warrants	2,000,000	0.06000	N/A	N/A
Common stock warrants	4,269,838	0.06250	N/A	N/A
Common stock warrants	333,333	0.06750	N/A	N/A
Common stock warrants	571,429	0.07000	N/A	N/A
Common stock warrants	666,666	0.09000	N/A	N/A
Common stock warrants	416,667	0.12000	N/A	N/A
Common stock warrants	1,200,000	0.25000	N/A	N/A
Common stock warrants	833,333	0.27000	N/A	N/A
Common stock warrants	153,846	0.32500	N/A	N/A
Common stock warrants	142,857	0.35000	N/A	N/A
Convertible promissory notes	167,387,998	(1)	N/A	N/A
Total	215,232,909

(1)	The principal amount of convertible promissory notes outstanding at September 30, 2015 was $568,000. Under the convertible terms of these notes, the number of shares of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading prices of the common stock over a defined number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of September 30, 2015.

At September 30, 2014, the Company had 85,815,513 shares of common stock potentially issuable upon assumed conversion of convertible securities and exercise of stock options and warrants.

For the nine months ended September 30, 2015 and 2014, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

19. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. All of the shares of common stock authorized under the Stock Plan have been granted and no further grants may be awarded thereunder.

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At September 30, 2015, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

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

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

During the nine months ended September 30, 2015, no stock options were granted and 703,000 stock options with an exercise price of $0.028 per share became vested. During the nine months ended September 30, 2014, 703,000 stock options with an exercise price of $0.028 per share were granted and no stock options became vested. There were no unvested stock options outstanding at September 30, 2015.

During the three months ended September 30, 2015 and 2014, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $-0- and $6,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $7,000 and $11,000, respectively. At September 30, 2015, all stock-based compensation expense related to non-vested stock options had been fully recognized.

Details of the stock options outstanding under the Company’s Stock Option Plan are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/15	$0.028 – $1.000	12,500,000	12	11,707,000	$0.184	$0.169
Stock option vested				793,000
Balance, 9/30/15	$0.028 – $1.000	12,500,000	12	12,500,000	$0.184	$0.169

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2015 and 2014.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant.

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

20. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

Southridge Partners II LP

In July 2014, the Company entered into a 3-year equity purchase agreement (the “2014 EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the 2014 EP Agreement, Southridge committed to purchase up to 40,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Ten Million ($10,000,000) Dollars. In June 2015, the 2014 Agreement automatically terminated because Southridge had purchased all 40,000,000 shares of common stock permitted under the 2014 EP Agreement. Accordingly, on July 29, 2015, the Company entered into a new 3-year equity purchase agreement (the “2015 EP Agreement”) with Southridge. Pursuant to the terms of the 2015 EP Agreement, Southridge committed to purchase up to 205,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Twenty Million ($20,000,000) Dollars on the same terms and conditions as the 2014 EP Agreement.

The terms of the 2014 and 2015 EP Agreements provided that the purchase price for the shares of common stock shall be equal to 94% of the lowest closing price of the common stock during the ten trading days that comprise the defined pricing period. The Company is entitled to exercise a Put to Southridge by delivering a Put Notice, which requires Southridge to remit the dollar amount stated in the Put Notice at the end of the pricing period, provided, however, that for each day during the pricing period, if any, that the daily closing price of the Company’s common stock is (i) 25% or more below the Floor Price, as defined, or (ii) below the Floor Price, if any, stipulated in the Put Notice issued by the Company, then the dollar amount of the Put shall be reduced by 10% for each such day. The Company may stipulate a Floor Price below which, no shares of common stock may be sold by Southridge, however, the Floor price shall not be lower than the lowest daily volume weighted average price of the common stock during the ten trading days preceding the date of the Put Notice.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge. Pursuant to the terms of the Registration Rights Agreement, on July 30, 2015, the Company filed a registration statement with the SEC covering 205,000,000 shares of common stock underlying the 2015 EP Agreement which was declared effective August 5, 2015.

During the nine months ended September 30, 2015, the Company (i) sold all of the 40,000,000 registered shares of common stock to Southridge and received proceeds of $207,000, thereby resulting in the termination of this 2014 EP Agreement, and (ii) sold 45,910,165 registered shares of common stock to Southridge and received proceeds of $258,000 under the 2015 EP Agreement.

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

During the nine months ended September 30, 2014, the Company sold 4,403,403 registered shares of its common stock under this equity line of credit with Dutchess and received proceeds of $162,000, which were used for general working capital purposes. There were no offering costs related to the sales of these shares.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

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

Deferred tax assets increased by $589,000 and $2,984,000 for the three months ended September 30, 2015 and 2014, respectively. Deferred tax assets increased by $3,473,000 and $3,906,000 for the nine months ended September 30, 2015 and 2014, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2015 and 2014.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2012 through 2014, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the nine months ended September 30, 2015 and 2014, there were no penalties or interest related to the Company’s income tax returns.

At September 30, 2015, the Company had available, $19,179,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2035 and $8,802,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2015 and 2035.

22. RELATED PARTY TRANSACTIONS

Issuances of Common Stock and Warrants

For the nine months ended September 30, 2014, issuances of common stock and common stock warrants to related parties are discussed in detail in Note 15.

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the nine months ended September 30, 2015 and 2014, are discussed in detail in Note 13. The promissory notes to related parties are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At September 30, 2015, interest accrued but not paid on outstanding promissory notes to related parties, aggregated $356,000.

Issuances of Preferred Stock

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the nine months ended September 30, 2015 and 2014 are discussed in detail in Note 15.

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

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

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

	For the Nine Months Ended September 30,
	2015	2014
George J. Coates (a) (b) (c)	$13,000	$12,000
Gregory G. Coates (d) (e)	137,000	130,000
Bernadette Coates (f)	4,000	3,000

(a)	For the nine months ended September 30, 2015 and 2014, George J. Coates earned additional base compensation of $188,000 and $186,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at September 30, 2015 and 2014.

(b)	During the nine months ended September 30, 2015 and 2014, George J. Coates was awarded 2,463,772 and 391,387 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $6,875,000 and $6,560,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(c)	During the nine months ended September 30, 2014, 38,428 shares of Series A Preferred Stock, having an estimated fair value of $96,000, were granted and issued to George J. Coates pursuant to an anti-dilution agreement.
(d)	During the nine months ended September 30, 2015 and 2014, Gregory G. Coates was awarded 167,726 and 29,875 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $468,000 and $501,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(e)	During the nine months ended September 30, 2015, Gregory G. Coates’ compensation and benefits includes $6,000 which was paid for vacation earned, but not taken.
(f)	For the nine months ended September 30, 2015 and 2014, Bernadette Coates earned additional base compensation of $50,000 and $50,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at September 30, 2015 and 2014.

During the nine months ended September 30, 2015 and 2014, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $73,000 and $125,000, respectively. For the three months ended September 30, 2015 and 2014, Mr. Kaye earned compensation of $26,000 and $26,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. For the nine months ended September 30, 2015 and 2014, Mr. Kaye earned compensation of $87,000 and $98,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. At September 30, 2015, the total amount of Mr. Kaye’s unpaid, deferred compensation was $93,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2015. During the nine months ended September 30, 2015 and 2014, Barry C. Kaye was awarded 13,131 and 2,137 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $37,000 and $36,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

23. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at September 30, 2015:

	Total	2015	2016	2017	2018

Promissory notes to related parties	$1,460,000	$1,460,000	$-	$-	$-
Mortgage loan payable	1,403,000	15,000	60,000	60,000	1,268,000
Deferred compensation	998,000	998,000	-	-	-
Convertible promissory notes	568,000	-	357,000	211,000	-
Finance lease obligation	42,000	20,000	22,000	-	-
Total	$4,471,000	$2,493,000	$439,000	$271,000	$1,268,000

24. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

25. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, “Inventory – Simplifying the Measurement of Inventory (Topic 330)”. This update requires that inventory value be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Currently, generally accepted accounting principles require that inventory be valued at the lower of cost or market price to replace the inventory. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. Earlier application is permitted. This update is required to be applied prospectively. The Company is currently evaluating the impact of this update; however, at this time it does not expect it will have a material effect on its financial statements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update also provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, the Company has elected to implement this update early and it has been applied in the financial statements for the nine months ended September 30, 2015. Early adoption did not have a material effect on the Company’s financial position or results of operations.

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

Coates International, Ltd.
Notes to Financial Statements (Unaudited) - (Continued)

26. SUBSEQUENT EVENTS

Common Stock Sold Under Equity Purchase Agreement

In October 2015, the Company delivered Put Notices to Southridge and delivered a total of 35,605,910 shares of its common stock as required under the Equity Purchase Agreement, which when added to the 7,989,835 shares held by Southridge at September 30, 2015, as discussed in Note 15, aggregated 43,595,745 shares. Southridge purchased 26,595,745 of these shares of common stock from the Company in consideration for $150,000. In November 2015, Southridge returned the remaining 17,000,000 unsold shares to the Company which were restored to authorized, unissued status.

Issuance of Convertible Promissory Note

In November 2015, the Company issued a $53,000 convertible promissory note and received net proceeds of $50,000. This note becomes convertible in February 2016 and is convertible in 12 equal monthly installments, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash without penalty. The amount of each installment not paid in cash is converted into shares of the Company's common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

In November 2015, the Company executed a $100,000 convertible promissory note facility arrangement which will be funded in two or more tranches. The convertible notes provide for interest at the rate of 12% per annum and mature in November 2017, if not converted prior thereto. A first tranche of $27,000 was funded at closing and the Company received net proceeds of $25,000 after transaction costs. Commencing 180 days after issuance, the note is convertible at any time, in whole, or in part, at the option of the holder at a conversion rate equal to 60% of the lowest trading price of the Company's common stock during the 25-day trading period prior to the date of conversion.

Conversion of Convertible Promissory Notes

In October and November 2015, $27,000 principal amount of convertible promissory notes, including accrued interest thereon were converted into 10,347,826 unregistered, restricted shares of the Company’s common stock.

Issuance of Anti-dilution shares

In October 2015, the Company issued 170,653, 11,618 and 909 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $456,000, $31,000 and $2,000, respectively.

Repayments of Promissory Notes to Related Parties

In October 2015, the Company repaid promissory notes due to Bernadette Coates and Gregory G. Coates amounting to $5,000 and $5,000, respectively and paid interest on 17% promissory notes to George J. Coates amounting to $20,000.

Deferred Compensation

As of November 11, 2015, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $29,000, $14,000 and $8,000, respectively, and in October 2015, Mr. Kaye was paid $10,000, bringing their total deferred compensation to $697,000, $97,000 and $182,000, respectively.

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

Background

We have completed development of the Coates spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power CSRV® generator engines (“Gen Sets”), automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks.

In February 2015, we granted a US$100 million non-exclusive distribution sublicense with a China-based sales and distribution company that covers distribution in the territory of the Western Hemisphere. We also undertook to procure parts and components to commence limited production of our Gen Sets. We have been receiving certain parts and components for this purpose, some of which require additional manufacturing processes by other vendors and expect to continue to receive and process additional parts and components on an ongoing basis.

Independent testing on internal combustion engines incorporating the CSRV® system technology indicated the following advantages would be derived from this technology:

●	Better fuel efficiency
●	Reduced harmful emissions

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

Plan of Operation

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based generator engine. As previously mentioned, we entered into a new arrangement to supply CSRV® Gen Sets for distribution to MENA countries. Accordingly, we are currently in the process of adapting our design to meet the specifications for the first firm order of 32 units, after which, parts will be procured and production will commence to fill this order.

We are also engaged in producing a limited number of Industrial CSRV® Gen Sets, which will incorporate our solution for the cracked heads. We will need to raise sufficient new working capital for production.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) positive working capital generated from sales of our CSRV® products for distribution to MENA countries, (ii) sales of our equity and/or debt securities under our equity purchase agreement with Southridge, (iii) issuance of promissory notes to related parties and issuance of convertible notes, (iv) pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, and (v) positive working capital generated from sales of our CSRV® products to other customers once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements.

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to US$100 million. We received an initial non-refundable deposit of US$500,000 to date. In addition, after Renown receives aggregate cash flow of US$10,000,000, it is required to pay us 25% of all funds it receives from any and all sources until the entire US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable.

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

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock and Series B Convertible Preferred Stock issued in connection with anti-dilution provisions in place, assigning useful lives to the our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Our principal business activities and efforts for the three months ended September 30, 2015 and 2014 were devoted to (i) commencing production of a limited number of CSRV® Industrial Generator Sets in the United States during 2015, including procurement of parts, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the Hydrogen Reactor Technology in 2014.

Although we incurred substantial net losses for the three months ended September 30, 2015 and 2014 of ($2,444,218) and ($7,802,518), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used by operating activities amounting to ($377,234) and ($228,276) for the three months ended September 30, 2015 and 2014, respectively, was significantly less than these reported net losses.

Revenue

There were no sales for the three months ended September 30, 2015 and 2014.

Sublicensing fee revenue for the three months ended September 30, 2015 and 2014 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the three months ended September 30, 2015 and 2014 were primarily related to continuing refinement of production parts and components for CSRV® Industrial Gen Sets in the 2015 period and the Hydrogen Reactor Project in the 2014 period. Research and development expenses decreased by $10,622 to $93,198 in 2015 from $103,820 in 2014. This net decrease is primarily due to a $13,500 decrease in the amount of compensation and benefits allocated to research and development activities in the 2015 period.

Compensation and Benefits

Compensation and benefits decreased to $1,490,842 for the three months ended September 30, 2015 from $6,980,603 for the three months ended September 30, 2014. This decrease was primarily due to a decrease in stock-based compensation of $5,494,589, primarily consisting of issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

General and Administrative Expenses

General and administrative expenses increased by $56,456 to $179,425 for the three months ended September 30, 2015 from $122,969 for the three months ended September 30, 2014. This net increase in 2015 resulted from increases in property taxes of $16,767, building expenses of $10,426, purchases of non-capitalizable equipment of $9,962, miscellaneous taxes of $7,139, marketing costs of $5,860, legal and professional fees of $5,735, financing costs of $5,698, infrastructure technology costs of $3,481, investor relations expenses of $3,348, patent maintenance costs of $3,216, offset by decreases in parts expense of ($7,297), repairs and maintenance of ($6,737) and a net decrease in all other expenses of ($1,142).

Depreciation and Amortization

Depreciation and amortization expense decreased to $12,619 for the three months ended September 30, 2015 from $16,099 for the three months ended September 30, 2014.

Loss from Operations

A loss from operations of ($1,771,284) was incurred for the three months ended September 30, 2015 compared with a loss from operations of ($7,218,691) for the three months ended September 30, 2014.

Other Expense

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended September 30, 2015 and 2014, other expense was recorded to reflect the increase in the fair value of embedded liabilities of ($467,639) and ($272,596), respectively.

Loss on conversion of convertible notes

For the three months ended September 30, 2015 and 2014, the Company realized a loss on conversion of convertible notes of ($18,257) and ($12,811), respectively.

Interest Expense

Interest expense decreased to ($187,038) for the three months ended September 30, 2015 from ($298,420) in 2014, primarily due to a lower level of outstanding convertible notes.

Deferred Taxes

For the three months ended September 30, 2015 and 2014, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended September 30, 2015, we incurred a net loss of ($2,444,218) or ($0.00) per share, as compared with net loss of ($7,802,518) or ($0.02) per share for three months ended September 30, 2014. Included in the net losses for the three months ended September 30, 2015 and 2014 was $2,119,796 and $7,457,792, respectively, of non-cash expenses, net of non-cash revenues.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Our principal business activities and efforts for the nine months ended September 30, 2015 and 2014 were devoted to (i) negotiating and granting a US $100 Million non-exclusive distribution license with Renown Power Development, Ltd., a China-based company, (ii) in 2015, commencing production of a limited number of CSRV® Industrial Generator Sets in the United States, including procurement of parts, (iii) undertaking efforts to raise additional working capital in order to fund ongoing operations, and (iv) research and development of the Hydrogen Reactor Technology in 2014.

Although we incurred substantial net losses for the nine months ended September 30, 2015 and 2014, of ($9,283,122) and ($10,667,256), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used by operating activities amounting to ($806,599) and ($953,184) for the nine months ended September 30, 2015 and 2014, respectively, was significantly less than these reported net losses. The differences between the reported net loss and actual cash used in our results of operations for the nine months ended September 30, 2015 and 2014 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the nine months ended September 30, 2015 and 2014.

Sublicensing fee revenue for the nine months ended September 30, 2015 and 2014, amounted to $14,400 and $14,400, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the nine months ended September 30, 2015 and 2014, were primarily related to continuing refinement of production parts and components for CSRV® Industrial Gen Sets in the 2015 period and the Hydrogen Reactor Project in the 2014 period. Research and development expenses decreased by $40,472 to $282,942 in 2015 from $323,414 in 2014. This net decrease is due to a $49,600 decrease in the amount of compensation and benefits allocated to research and development activities, partially offset by an increase in parts used for research and development of $9,128 in 2015.

Compensation and Benefits

Compensation and benefits decreased to $7,276,854 for the nine months ended September 30, 2015, from $8,625,412 for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in stock-based compensation of $1,388,083 primarily consisting of issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

General and Administrative Expenses

General and administrative expenses increased by $9,604 to $456,719 for the nine months ended September 30, 2015 from $447,115 for the nine months ended September 30, 2014. This net increase in 2015 was primarily related to increases in investor relations expenses of $16,661, patent maintenance costs of $13,386, building expenses of $12,470, purchases of non-capitalizable equipment of $9,962, property taxes of $8,729, marketing costs of $4,253, miscellaneous taxes of $4,130, partially offset by decreases in legal and professional fees of ($21,980), financing costs of ($12,448), utilities of ($7,713), parts expense of ($6,214), repairs and maintenance of ($5,597), regulatory compliance costs of ($2,433) and a net decrease in all other expenses of ($3,602).

In order to preserve our working capital, George J. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of a portion of their compensation for certain periods in 2013, 2014 and 2015, which as of November 11, 2015, amounted to approximately $697,000, $97,000 and $182,000, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Depreciation and Amortization

Depreciation and amortization expense decreased to $40,378 for the nine months ended September 30, 2015 from $48,820 for the nine months ended September 30, 2014.

Loss from Operations

A loss from operations of ($8,042,493) was incurred for the nine months ended September 30, 2015 compared with a loss from operations of ($9,430,361) for the nine months ended September 30, 2014.

Other Expense

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the nine months ended September 30, 2015 and 2014, other expense was recorded to reflect the increase in the fair value of embedded liabilities of ($395,744) and ($445,143), respectively.

Loss on conversion of convertible notes

For the nine months ended September 30, 2015 and 2014, the Company realized a loss on conversion of convertible notes of ($256,327) and ($74,524), respectively.

Interest Expense

Interest expense decreased to ($588,558) for the nine months ended September 30, 2015 from ($717,228) in 2014. Interest expense in 2015 consisted of non-cash interest related to convertible promissory notes of $428,859, mortgage loan interest of $73,367, interest on promissory notes to related parties of $57,002, interest expense related to the sale/leaseback of equipment of $26,455 and net other interest of $2,875. Interest expense in 2014 consisted of non-cash interest related to convertible promissory notes of $501,889, interest on promissory notes to related parties of $91,954, mortgage loan interest of $83,145, interest expense related to the sale/leaseback of equipment of $39,896 and other interest of $344.

Deferred Taxes

For the nine months ended September 30, 2015 and 2014, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the nine months ended September 30, 2015, we incurred a net loss of ($9,283,122) or ($0.01) per share, as compared with a net loss of ($10,667,256) or ($0.03) per share for the nine months ended September 30, 2014. Included in the net losses for the nine months ended September 30, 2015 and 2014 was $8,203,376 and $9,521,724, respectively, of non-cash expenses.

Liquidity and Capital Resources

Our cash position at September 30, 2015 was $75,933, a decrease of $187,953 from the cash position of $263,526 at December 31, 2014. We had negative working capital of ($5,660,715) at September 30, 2015 which represents an improvement in our working capital of $1,635,407 compared to the ($7,296,122) of negative working capital at December 31, 2014. Our current liabilities of $5,937,814 at September 30, 2015, decreased by $1,713,982 from $7,651,796 at December 31, 2014. This net decrease primarily resulted from (i) the reclassification of the $1,343,158 non-current portion of mortgage loan which was extended for three years, to non-current liabilities and repayment of $45,126 of the mortgage loan, (ii) the reclassification of the $456,775 non-current portion of the deposit from Renown, upon becoming non-refundable, to non-current liabilities, (iii) a $207,414 decrease in the carrying amount of convertible notes, net of unamortized discount, (iv) net repayment of $106,000 of promissory notes to related parties, (v) an $82,070 decrease in deferred compensation payable and (vi) payment of $25,070 of the current portion of the finance lease obligation, partially offset by (vii) a $395,744 net decrease in the derivative liability related to convertible promissory notes, (viii) a $131,471 increase in a deposit on an order and (ix) a $24,416 increase in accounts payable and accrued liabilities.

Operating activities utilized cash of ($806,599) for the nine months ended September 30, 2015, a decrease of $146,585 from the cash utilized for operating activities of ($953,184) for the nine months ended September 30, 2014. Cash utilized by operating activities in the nine months ended September 30, 2015 resulted primarily from (i) a cash basis net loss of ($1,079,746), after adding back non-cash stock-based compensation expense of $7,063,266, interest accrued, but not paid of $447,661, a non-cash increase in embedded derivative liabilities related to convertible notes of $395,744, a non-cash loss on conversion of convertible notes of $256,327 and depreciation and amortization of $40,378 and (ii) an increase in inventory of ($100,593) and an increase in deferred offering costs and other assets of ($8,425), a decrease in deferred compensation payable of $237,930, an increase in deposit on order of $131,471 and an increase of $12,764 in accounts payable and accrued liabilities,.

Cash used in investing activities of $37,090 for the nine months ended September 30, 2015, consisted of outlays for new patterns for Gen Set production parts, equipment and furniture.

Cash provided by financing activities for the nine months ended September 30, 2015, amounted to $656,096. This was comprised of proceeds from issuances of convertible promissory notes aggregating $653,000, issuances of common stock under an equity purchase agreement of $258,060 and proceeds from issuances of promissory notes to related parties amounting to $60,000, partially offset by repayments of promissory notes held by related parties of ($166,000), cash repayment of convertible promissory notes of ($52,750), finance lease obligation payments amounting to ($51,089) and principal repayments of ($45,125) on a mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, amounting to ($56,050,301) as of September 30, 2015 and had a stockholders’ deficiency of ($5,567,594). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

Sources of working capital and new funding being pursued by us include (i) proceeds from sales of CSRV® Gen Sets for distribution to countries comprising MENA under the MOU, (ii) sales of common stock and warrants, (iii) issuances of promissory notes and convertible promissory notes, (iv) new equity investment and/or up front licensing fees from prospective new sublicensees and (v) manufacturing and sales of CSRV® Units. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

At September 30, 2015, current liabilities amounted to $5,937,814, primarily comprised of promissory notes due to related parties aggregating $1,464,521, $1,351,202 of legal and professional fees, deferred compensation of $997,834, an embedded derivative liability related to our convertible promissory notes of $871,439, accrued interest expense of $361,430, $293,491 of convertible promissory notes, net of unamortized discount, accrued general and administrative expenses of $174,686, deposits of $150,595, accrued research and development expenses of $114,859, the current portion of license deposits of $60,725, the current portion of a mortgage loan amounting to $60,000 and the current portion of a finance lease obligation of $37,032.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2015:

	Total	2015	2016	2017	2018

Promissory notes to related parties	$1,459,505	$1,459,505	$-	$-	$-
Mortgage loan payable	1,403,158	15,000	60,000	60,000	1,268,158
Deferred compensation	997,834	997,834	-	-	-
Convertible promissory notes	568,417	-	356,917	211,500	-
Finance lease obligation	42,591	20,337	22,254	-	-
Total	$4,471,505	$2,492,676	$439,171	$271,500	$1,268,158

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended September 30, 2015, which are contained in this filing, the Company’s 2015 Quarterly Reports on Form 10-Q for the quarters ended March and June 2015 and notes to financial statements for the year ended December 31, 2014 which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with GAAP. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, “Inventory – Simplifying the Measurement of Inventory (Topic 330)”. This update requires that inventory value be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Currently, generally accepted accounting principles require that inventory be valued at the lower of cost or market price to replace the inventory. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. Earlier application is permitted. This update is required to be applied prospectively. The Company is currently evaluating the impact of this update; however, at this time it does not expect it will have a material effect on its financial statements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, we have elected to implement this update early and it has been applied in the financial statements for the nine months ended September 30, 2015, included in this Form 10-Q. Early adoption did not have a material effect on our financial position or results of operations.

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

In a series of transactions, we issued $675,750 of convertible promissory notes to various accredited investors and, after transaction costs, received net proceeds of $653,000. The nominal interest rate on these notes ranged from 7% to 12%. These notes are convertible into unregistered shares of our common stock at any time beginning six months after issuance. These convertible notes provided for conversion rates at discounts from the trading price of our common stock over a defined number of trading days leading up to the date of conversion (the “Market Price”). The discounts ranged from 30% to 40% of the Market Price.

In a series of transactions, an aggregate of $790,123 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 459,875,350 unregistered shares of our common stock.

Net proceeds from the above transactions were used for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	12% Convertible Note, dated November 10, 2015 issued to JMJ Financial
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
101.DE	XBRL Taxonomy Extension Definition Linkbase Document

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: November 12, 2015	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)