Form 10-K
period 2015-12-31
COATES INTERNATIONAL LTD \DE\
filed 2016-04-14
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
2100 Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719 (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,851,000.

As of April 11, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 1,349,268,227.

Documents Incorporated by Reference: None.

COATES INTERNATIONAL, LTD.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2015

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

PART I

Item 1. Business

General

Coates International, Ltd. ("we" or the "Company") has been developing over a period of more than 20 years a patented Coates Spherical Rotary Valve® (“CSRV®”) system technology which is adaptable for use in piston-driven internal combustion engines of many types. Independent testing of various engines in which we incorporated our CSRV® system technology (“CSRV® Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV® Engines produced only ultra-low levels of harmful emissions while in operation. Engines operating on the CSRV® system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV® system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

The CSRV® system is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle, and marine engines. Unlike conventional valves which protrude into the engine combustion chamber, the Coates® rotary valve system utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The Coates rotary valve system uses approximately 1/10th the moving parts of conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the Coates rotary valve system (Coates engines®) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, Coates rotary valves can be designed with a larger opening into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates engine® to produce more power than equivalent conventional engines. The CSRV® engine is a highly thermal-efficient power unit.

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory G. Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since our inception, the bulk of our development costs and related operational costs have been funded primarily through cash generated from the sales of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, sales of a small number of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets”), a gain on the sale of the land and building that serves as our principal facility, from the performance of contractual research and development activities involving the CSRV® system technology and the receipt of licensing fees for our CSRV® system technology. During the years ended December 31, 2015 and 2014, we did not have any sales and we had revenues from research and development of $94,200 and $19,200, respectively. For the years ended December 31, 2015 and 2014, we incurred net losses of approximately ($10,204,000) and ($12,790,000), respectively. The accumulated net losses from inception of the Company through December 31, 2015 amounted to approximately ($56,971,000). We may continue to be unprofitable until the CSRV® Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and ,administrative expenses in connection with our operations. During the year ended December 31, 2015, we raised $1,108,000 of new working capital from issuances of convertible promissory notes, sales of registered shares of common stock under equity purchase agreements and issuances of promissory notes to related parties.

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

Management believes that the patented CSRV® system solves or significantly mitigates these problems. Coates rotary valves® are vented and charged on the opposite side of each valve sphere and rotate away from the combustion chamber, reducing combustion chamber constant temperature and allowing higher compression ratios that make the engine significantly more efficient and powerful.

We have successfully adapted our technology to industrial engines to power electric generators, and intend to begin to manufacture and market engines utilizing our proprietary designs operating on a multitude of fuels such as LNG, CNG, propane, flare-off gas and hydrogen.

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates has agreed to continue further development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. This technology has been successfully applied to a small CSRV® engine which is solely powered by Hydroxy-Gas produced by the reactor from water. In addition, the Company and WTF Asia International Ltd., a Hong Kong-based entity have agreed to work together to develop this technology to enable it to be applied to large industrial gen set engines. The Company has fulfilled its obligations under this joint project by designing and integrating the switchgears, controls, load bank and emission equipment into the hydrogen reactor/gen set (“Coates Assembled Components”). On the basis of a verbal agreement, WTF Asia International Ltd. (“WTF”) is currently building additional components based on technology already developed that will enable the hydrogen reactor to adequately power larger commercial and industrial engines. Upon completion of the WTF deliverable, the parties intend to enter into a formal agreement and the WTF technology will be integrated with the Coates Assembled Components resulting in a CSRV® hydrogen powered gen set.

If successful, the hydrogen reactor technology will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the conventional engines to burn out in a rather short period of time. The materials and components in the more advanced design of the CSRV® engines do not require such lubrication, enabling them to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. A number of new related patent applications are in process to protect this intellectual property. Although at this time no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

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

According to the most recent available data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2014,” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Motorcycles	Total
113,898,845	872,027	137,162,349	8,417,718	260,350,939

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

Operational Plan

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based generator engine and are prepared to commence the production phase of our operations, provided we raise sufficient new working capital to first produce and field test a number of additional engine generators. We intend to sell the engine generators to Almont Energy, Inc., (“Almont”) for (i) a license agreement covering the territory of Canada; and, (ii) certain rights to a license covering the territory of the United States. Almont is a privately held, independent third party entity based in Alberta, Calgary, Canada. We also intend to enter into licensing arrangements with third party manufacturers with existing industry experience and manufacturing capacity.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include sales of our equity and/or debt securities through private placement, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, positive working capital generated from sales of our CSRV® products once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our CSRV® products. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

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

Coates Power has agreed to initially source it production parts and components from us. To date, we have agreed to manufacture and sell two gen sets to Coates Power for US$131,000, which was paid to us in advance as a deposit.

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

In connection with the assignment of the Canadian and US License from WWE to Almont, we previously extended the date by which the entire Release Payment must be paid, until March 2014 to compensate for the delayed delivery of Gen Sets. The Release Payment due date is expected to be reset as appropriate once the Company commences its production phase of operations. Almont is required to remit to us 60% of any and all proceeds from funds raised from any equity, debt or lending transactions, exclusive of equipment financing transactions, until the Release Payment is paid in full.

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

After payment of the Release Payment which includes a $1 million deposit on the US License, the remaining $49 million balance of the US License fee is payable in quarterly installments in an amount equal to 5% of Almont’s prior quarter net profits. The entire balance of the licensing fee was to be paid in full on or before February 19, 2016. In order to compensate for the delayed delivery of Gen Sets, this date is expected to be reset as appropriate once the Company commences its production phase of operations.

Acceleration of the payment of the balance of the licensing fee shall be required in the event that Almont completes a stock offering or private placement offering.  The entire unpaid balance of the licensing fee shall become due and payable if Almont raises $100 million or more from such offerings.

Equity Purchase and Registration Rights Agreement

In July 2014, the Company entered into an equity purchase agreement (the “2014 EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the 2014 EP Agreement, Southridge committed to purchase up to 40,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Ten Million ($10,000,000) Dollars. In June 2015, the 2014 Agreement automatically terminated because Southridge had purchased all 40,000,000 shares of common stock permitted under the 2014 EP Agreement. Accordingly, on July 29, 2015, the Company entered into a new 3-year equity purchase agreement (the “2015 EP Agreement”) with Southridge. Pursuant to the terms of the 2015 EP Agreement, Southridge committed to purchase up to 205,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Twenty Million ($20,000,000) Dollars on the same terms and conditions as the 2014 EP Agreement.

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

During the year ended December 31, 2015, the Company (i) sold all of the 40,000,000 registered shares of common stock to Southridge and received proceeds of $207,000, thereby resulting in the termination of this 2014 EP Agreement, and (ii) sold 35,505,910 registered shares of common stock to Southridge and received proceeds of $200,000 under the 2015 EP Agreement.

As of December 31, 2014, no Put Notices had been delivered to Southridge under the EP Agreement.

Competition

Management believes that the Coates Engine® generators which are based on the CSRV® system technology will provide substantially enhanced efficiencies in power generation and longevity. We believe that the Coates Engines® will outperform other comparable natural gas-fueled electric generator engines currently utilized in the energy conversion market.

Notwithstanding our perceived competitive advantages, the power generation market is a highly competitive industry currently occupied by extremely large companies such as Caterpillar, Inc., which owns MAK, Perkins and FG Wilson, Detroit Diesel Corporation, AB Volvo, Cummins and Marathon, among others. These companies have far greater financial and other resources than we do and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates Engines® will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

Parts and Supplies

To date, management has utilized the services of various vendors and suppliers available throughout the United States to provide all of the parts necessary to produce the Coates Engines®. We intend to continue to purchase all of our raw materials and parts, manufactured to our specifications, from a wide assortment of suppliers. We have signed a letter of intent with Marathon Electric Manufacturing Corp. for the supply of generators and components. We also entered into an agreement with Cummins Power Systems (a business owned by Cummins Inc.) to supply industrial engine blocks and components to us for our manufacturing activities. We intend to initially commence the assembly of the Coates Engines® at our existing New Jersey facility and to subsequently acquire additional facilities to increase our manufacturing capacity, as needed.

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

All of our engines, including the Coates Engine®, will be subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency ("EPA"), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates Engine®. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or sublicensee becomes responsible for complying with applicable governmental standards in its territory. We believe that our natural gas powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. Our ability to comply with applicable and future emissions standards is necessary for us to enter and continue to operate in the power generation and other markets. Failure to comply with these standards could result in a material adverse effect on our business and financial condition.

Employees

At December 31, 2015, we had 5 employees, including George J. Coates and his son Gregory G. Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

Item 1A. Risk Factors

Risk Factors Relating to Our Financial Condition:

Our Independent Registered Public Accountants have expressed substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred recurring losses from operations of ($56,971,000); and, as of December 31, 2015 had a stockholders’ deficiency of ($5,299,000) and negative working capital of ($5,476,000). The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of filing of this annual report on Form 10-K. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 14, 2016 with respect to our financial statements as of and for the year ended December 31, 2015 that these circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we become unable to continue as a going concern.

The substantial doubt about our ability to continue as a going concern has been reported, as required by generally accepted accounting principles, since 1995. In spite of this continuing doubt, we have developed a long history of meeting our obligations as they come due, year after year. During the year ended December 31, 2015, we met our obligations as they became due by raising additional working capital of $1,108,000 of new working capital from issuances of convertible promissory notes, sales of registered shares common stock under equity purchase agreements and issuances of promissory notes to related parties.

Although there can be no assurance that we will be able to overcome this doubt in the future, our management believes that we can continue to meet our obligations as they come due in consideration of the following:

●	We are manufacturing a small number of production-quality Gen Sets for sales and installation with end users. In addition, patterns for engine heads and permanent molds for spherical rotary valves have already been modified by vendors for production purposes. These are the initial steps towards moving the Company into ongoing manufacturing and distribution operations for our CSRV® Gen Sets. If successful, this will represent a new source of cash flow and working capital for us.
●	In addition, we expect to continue to raise working capital from a number of sources to meet our ongoing obligations as they become due. These sources include deposits on sublicense agreements such as the new sublicense agreement with a China-based entity, sales of common stock and warrants, proceeds from issuances of convertible notes, sales of common stock under an equity purchase agreement with Southridge and proceeds from promissory notes issued to related parties.
●	Finally, management has instituted a cost control program intended to restrict variable costs requiring an outlay of cash to only those expenses that are necessary to carry out our activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities.

We have significant immediate capital needs and our ability to raise funds on terms acceptable to us is highly uncertain.

We will need additional working capital from equity and/or financing transactions in the near future for a number of uses, including:

●	Ongoing general and administrative expenses
●	Purchasing raw material inventory and hiring plant workers to commence our production phase.
●	Expanding manufacturing capacity.
●	Developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production.
●	Developing our engineering, administrative and marketing and sales organizations.
●	Expanding our research and development programs with respect to the CSRV® system technology and applying the CSRV® system technology to engines used in various commercially viable applications.
●	Implementation of new systems, processes and procedures to support growth.

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

We expect to continue to incur losses until we commence production and distribution of products incorporating our CSRV® system technology. We may not be profitable or operating cash flow positive in 2016 unless we can begin to generate positive cash flows from sales of CSRV® Engine products or receive cash proceeds from new licensing agreements for our CSRV® system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2016.

The Coates CSRV® System Technology may not have the performance characteristics and longevity that we expect which may adversely affect our future revenues.

The Coates Engine® has only been tested to a very limited degree in a “real world” environment. Commercial use of our industrial engines may not have the performance characteristics that we expect. Similarly, until the Coates Engine® has been in use for a substantial period of time, there is no certain way to ascertain its expected longevity. Superior performance and longevity are essential elements of our ability to penetrate the power generation and other markets. Our failure to do so would have a material adverse effect on our business and, unless remedied on a timely basis we might be forced to close our operations.

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

The power generation market is a highly competitive industry currently occupied by extremely large companies. These companies have far greater financial and other resources than we do and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates Engine® will have to produce the performance and durability results anticipated by management and sell at a price or prices that will enable it to effectively compete and gain entrance into this market.

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

We have no marketing or sales experience. The sales process is expected to be lengthy, in part because of skepticism about the performance of the Coates Engine®. We are evaluating alternative marketing and sales channels, distributors, sublicensees and marketing partners. We may never successfully market and sell the Coates Engine®.

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

Since we are subject to the information and reporting requirements pursuant to Section 15(d) of the Exchange Act, as well as other disclosure requirements such as the proxy rules, going private rules and many tender offer provisions, our stockholders will not have access to the short-swing reporting and profit receiving protections or information that is provided by beneficial ownership reporting requirements of the U.S. securities laws. Additional SEC regulations already in place have also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC publicly reporting company. In the current regulatory environment, a recent trend has been established to continue to introduce substantial additional regulations affecting financial markets and publicly reporting companies. There can be no assurance that new regulations introduced in the future, will not significantly increase the cost of compliance for publicly traded companies. If we do not meet the public company reporting requirements designed to make current information about our company available to market makers, they will not be able to trade our stock. In addition, if we do not comply with the public company reporting requirements, we will be in default of our convertible promissory notes, which provide for substantial penalties in such event and would likely have a material adverse effect on our financial condition and results of operations. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, cause our expenses to be higher than they would be if we were privately-held and not subject to public company reporting regulatory requirements. In addition, we may incur substantial expenses in connection with the preparation of registration statements required to be filed in connection with the registration of securities under the Securities Act of 1933. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

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

We have never declared any dividends and our board of directors does not intend to declare and distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends. We currently intend to retain our future earnings, if any, to finance further research and development, commence production of the Coates Engine® and pay for our general and administrative expenses. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no assurance that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

George J. Coates, together with members of his family and related trusts, are beneficially entitled to approximately 87% of votes on matters submitted to a vote of the outstanding common stockholders at April 8, 2016 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

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

We have 134,874,602 remaining registered shares of common stock that could be issued under an equity purchase agreement with Southridge Partners II LP. The sale of such shares could depress the market price of our common stock.

We have 134,874,602 remaining registered shares of common stock under a registration statement covering shares of our common stock that may be issued under an equity purchase agreement with Southridge Partners II LP (“Southridge”). Sales of such shares into the public market by Southridge will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may, from time to time, approve the issuance of shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board may deem relevant at that time. As of April 8, 2016, we had approximately $387,000 face amount of convertible debt outstanding. This debt, if not prepaid within 180 days after the date of the convertible note, is convertible into shares of our common stock at a 30% to 40% discount from the contractually defined trading price of our stock over a defined stock price measurement period which precedes the date of conversion. It is possible that we will issue additional securities to pay for services and reduce debt in the future.

Anti-dilution protection for George J. Coates, Gregory G. Coates and Barry C. Kaye, stock awards to our officers and directors and exercise of stock options will cause additional shares of our common stock to be issued which will dilute the ownership interest and share of dividends of existing shareholders.

We have granted stock options to officers, directors, consultants and advisers, which may be exercised and converted into shares of our common stock. In addition, we grant stock awards and provide for anti-dilution protection to key officers and directors which may be in the form of shares of common stock or instruments convertible into shares of common stock, including Series B Convertible Preferred Stock. At April 8, 2016, 1,273,187 shares of Series B Convertible Preferred Stock issued to key officers, which are also directors, each of which is convertible into 1,000 shares of common stock on the 2nd anniversary date after issuance, were issued and outstanding. The occurrence of these events will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the OTC Pink Sheets under the ticker symbol COTE. The closing price of the common stock on April 8, 2016 was $0.0018 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2015 and 2014 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015:
High	$0.0140	$0.0600	$0.0195	$0.0075
Low	$0.0020	$0.0010	$0.0032	$0.0024
2014:
High	$0.0600	$0.0500	$0.0398	$0.0300
Low	$0.0310	$0.0220	$0.0251	$0.0070

In March 2015, the majority stockholder authorized the board of directors to declare at some indefinite point in the future, a reverse stock split at such time as the board of directors determines, in its sole discretion, is appropriate based on market conditions and the Company’s financial condition, results of operations and financial prospects. The Board may select a conversion ratio which shall be in the range of from (a) one new post-split share of common stock for 5 old pre-split shares of common stock (a 1:5 ratio) to (b) one new post-split share of common stock for 200 old pre-split shares of common stock (a 1:200 ratio). The wide range of ratios was established to provide maximum flexibility, so that the board would not be limited in choosing a ratio that was in the best interest of the company and its shareholders in the event that a reverse stock split is ever declared. The Board is under no obligation to actually declare a reverse stock split and may never act on this authorization, unless it first properly considers all conditions and factors and concludes that it is appropriate to do so. This authorization will continue in force until revoked by a corporate action consented to by the majority stockholder or by a vote of the stockholders.

Holders

At April 13, 2016, the number of holders of record of our common stock was 736. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Recent Sales of Unregistered Securities

The following issuances of securities during the the year ended December 31, 2015 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, an aggregate of $974,000 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 520,777,116 unregistered shares of our common stock.

For the year ended December 31, 2015, 2,708,430, 184,382 and 14,435 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $7,497,000, $506,000 and $40,000, respectively.

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

Cautionary Notice Regarding Forward-Looking Statements

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

For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors”.

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV®”) system technology. This technology has been successfully applied to natural gas fueled industrial electric power CSRV® generator engines (“Gen Sets”), automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks.

In February 2015, we granted a US$100 million non-exclusive distribution sublicense to a China-based sales and distribution company that covers distribution in the territory of the Western Hemisphere. We also undertook to procure parts and components to commence limited production of our Gen Sets. We are in the final stage of completing production of initial Gen Sets. We intend to perform quality control on these Gen Sets, after which we will begin ramping up production for sales and distribution to end users.

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates has agreed to continue further development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. This technology has been successfully applied to a small CSRV® engine which is solely powered by Hydroxy-Gas produced by the reactor from water. In addition, the Company and WTF Asia International Ltd., a Hong Kong-based entity have agreed to work together to develop this technology to enable it to be applied to large industrial gen set engines. The Company has fulfilled its obligations under this joint project by designing and integrating the switchgears, controls, load bank and emission equipment into the hydrogen reactor/gen set (“Coates Assembled Components”). On the basis of a verbal agreement, WTF Asia International Ltd. (“WTF”) is currently building additional components based on technology already developed that will enable the hydrogen reactor to adequately power larger commercial and industrial engines. Upon completion of the WTF deliverable, the parties intend to enter into a formal agreement and the WTF technology will be integrated with the Coates Assembled Components resulting in a CSRV® hydrogen powered gen set.

If successful, the hydrogen reactor technology will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and their design enables them to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. A number of new related patent applications are in process to protect this intellectual property. Although at this time no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

Plan of Operation

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based generator engine. We are engaged in retrofitting two Cummins Industrial Engines with our CSRV® engine technology. These units will be the used to attract new licensing transactions and other manufacturing activities. We will need to raise sufficient new working capital to ramp up our own manufacturing and distribution operations.

In connection with our efforts to secure a large-scale licensing agreement with a major China-based manufacturing company, we are also retrofitting two small diesel engines with our CSRV® engine technology. Upon completion, the ultra-low emissions and efficiency benefits of retrofitting these diesel engines, will be demonstrated. Currently these types of diesel engines are widely used throughout China and, without the CSRV® engine technology, produce substantial harmful emissions. Upon acceptance by the China-based manufacturing company, it is expected that the parties will enter into a licensing agreement.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) positive working capital generated from sales of our CSRV® products, (ii) sales of our equity and/or debt securities under our equity purchase agreement with Southridge, (iii) issuance of promissory notes to related parties and issuance of convertible notes, (iv) pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, and (v) positive working capital generated from sales of our CSRV® products to other customers once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

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

Coates Power has agreed to initially source two completed Gen Sets from us. We have received payment with order for these two Gen Sets, of approximately US$131,000. These Gen Sets are expected to be shipped in the near future.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

Our principal business activities and efforts during 2015 and 2014 were devoted to (i) negotiating a US $100 Million non-exclusive distribution license with Renown Power Development, Ltd., a China-based company which was consummated in February 2015, (ii) retrofitting two Cummins Industrial Engines with our CSRV® engine technology, (iii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iv) research and development of the Hydrogen Reactor Technology.

Although we incurred substantial net losses for the years ended December 31, 2015 and 2014 of ($10,204,580) and ($12,789,868), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($949,230) and ($1,571,454) in 2015 and 2014, respectively, was significantly less than these reported net losses. The differences between the reported net losses incurred in 2015 and 2014 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales in 2015 and 2014.

Sublicensing fee revenue for the years ended December 31, 2015 and 2014 amounted to $94,200 and $19,200, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force. The sublicensing fee for 2015 included the recognition of $75,000 deposit from an abandoned sublicensing agreement that was recognized as revenue.

Expenses

Marketing Expenses

Marketing decreased to $6,864 in 2015 from $48,095 in 2014 primarily due to fees paid to agents in 2014 assisting us with negotiating non-exclusive distribution licenses for CSRV® technology products in China and Saudi Arabia. A $100 million distribution license in China was granted in February 2015 and negotiations in Saudi Arabia are ongoing.

Research and Development Expenses

Research and development activities in 2015 and 2014 were primarily related to the Hydrogen Reactor Project and continuing development of production parts and components for CSRV® Industrial Gen Sets. Research and development expenses decreased by $70,622 or 14% to $417,145 in 2015 from $487,767 in 2014. This net decrease is primarily due to (i) a $54,800 decrease in the amount of compensation and benefits allocated to research and development activities in 2015 and (ii) a decrease in parts and materials utilized in research and development of $15,822 in 2015.

Compensation and Benefits

Compensation and benefits decreased by $2,548,515 to $7,852,456 in 2015 from $10,400,971 in 2014. This decrease was due to a decrease in stock-based compensation of $2,599,755 which arises from issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye for anti-dilution and an increase in salaries, wages and benefits of $51,241, primarily due to a decrease of $54,800 in the amount of salaries, wages and benefits allocated to and reported as research and development expenses.

General and Administrative Expenses

General and administrative expenses decreased by ($42,555) to $532,680 in 2015 from $575,235 in 2014. This net decrease in 2015 was primarily related to decreases in legal and professional fees of ($15,232), financing costs of ($39,632), property taxes of ($17,595), utilities of ($8,869), travel and entertainment of ($5,239), repairs and maintenance of ($4,338), regulatory compliance costs of ($2,433), parts expense of ($2,672), printing costs of ($2,073) and a net decrease in all other expenses of ($5,484), partially offset by increases in investor relations costs of $20,018, building expenses of $12,629, non-capital equipment purchases of $10,586, patent maintenance of $7,969, office expenses of $5,647, miscellaneous expenses of $2,119 and warehouse expenses of $2,044.

In order to preserve our working capital, George J. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of a portion of their compensation for certain periods since the first quarter of 2013, which as of April 8, 2016, amounted to $795,192, $135,050 and $208,702, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Depreciation and Amortization

Depreciation and amortization expense decreased to $52,552 in 2015 from $64,920 in 2014.

Loss from Operations

A loss from operations of ($8,767,497) was incurred in 2015 compared with a loss from operations of ($11,557,788) in 2014.

Other Expense

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the years ended December 31, 2015 and 2014, an expense was recorded to reflect the increase in the fair value of embedded liabilities of $157,232 and $109,105, respectively.

Loss on conversion of convertible notes

For the years ended December 31, 2015 and 2014, the Company realized a loss on conversion of convertible notes of $273,160 and $94,632, respectively.

Interest Expense

Interest expense decreased to $1,005,930 in 2015 from $1,028,343 in 2014. Interest expense in 2015 consisted of non-cash interest related to convertible promissory notes of $652,773, mortgage loan interest of $100,162, interest on promissory notes to related parties of $217,638, interest expense related to the sale/leaseback of equipment of $32,398 and net other interest of $2,959. Interest expense in 2014 consisted of non-cash interest related to convertible promissory notes of $744,203, mortgage loan interest of $120,524, interest on promissory notes to related parties of $112,099, interest expense related to the sale/leaseback of equipment of $51,190 and net other interest of $327.

Deferred Taxes

In 2015 and 2014, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the year ended December 31, 2015, we incurred a net loss of ($10,203,819) or ($0.01) per share, as compared with net loss of ($12,789,868) or ($0.03) per share for 2014. Included in the net losses for the years ended December 31, 2015 and 2014 was $8,886,738 and $11,150,317, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at December 31, 2015 was $29,207, a decrease of $234,319 from the cash position of $263,526 at December 31, 2014. We had a working capital deficit of ($5,475,958) at December 31, 2015 which represents a decrease in the deficit of ($1,820,164) compared to the ($7,296,122) of negative working capital at December 31, 2014. Our current liabilities of $5,732,300 at December 31, 2015, decreased by $1,919,496 from $7,651,796 at December 31, 2014. This net decrease primarily resulted from (i) reclassification of $1,388,284 of the current portion of the mortgage loan payable to non-current portion of the mortgage loan payable because the mortgage loan was extended for three years during 2015, (ii) the reclassification of the $456,775 non-current portion of the deposit from Renown, upon becoming non-refundable, to non-current liabilities, (iii) a net reduction in deferred compensation payable of $157,760, (iv) net repayment of $109,623 of promissory notes to related parties, (v) a $92,795 decrease in the carrying amount of convertible notes, net of unamortized discount, and (vi) payment of $42,753 of the current portion of the finance lease obligation, partially offset by (i) a $157,232 net increase in derivative liability related to convertible promissory notes, (ii) a $131,471 increase in a deposit for an order and (iii) a $39,171 increase in accounts payable and accrued liabilities.

Operating activities utilized cash of ($949,230) for the year ended December 31, 2015, a decrease of $622,224 from the cash utilized for operating activities of ($1,571,454) for the year ended December 31, 2014. Cash utilized by operating activities in the year ended December 31, 2015 resulted primarily from (i) a cash basis net loss of ($1,317,080) (after adding back non-cash stock-based compensation expense of $7,574,503, non-cash interest and amortization of discount on convertible notes and finance lease obligation of $878,251, a non-cash loss on conversion of convertible notes of $273,160, a non-cash increase in embedded derivative liabilities related to convertible notes of $157,232, depreciation and amortization of $52,552 and the $45,240 non-cash portion of inventory used in research and development, partially offset by recognition of non-cash licensing revenues of ($94,200); and (ii) a decrease in inventory of ($170,744), an increase in deferred offering costs and other assets of $35,757, an increase of $54,126 in accounts payable and accrued liabilities, an increase in deferred compensation payable of $317,240 and an increase in deposits with order of $131,471.

Cash used for investing activities consisted of $38,249 for acquisitions of property, plant and equipment in 2015.

Cash generated from financing activities amounted to $753,160 in 2015. This was comprised of issuances of convertible promissory notes aggregating $630,500, proceeds of $407,261 from sales of common stock under an equity purchase agreement with Southridge Partners II LP, partially offset by net repayments of promissory notes held by related parties of ($109,623), payments of a finance lease obligation amounting to ($62,102), principal repayments of ($60,126) on the mortgage loan payable and repayment of convertible promissory notes of ($52,750).

Going Concern

We have incurred net recurring losses since inception, amounting to ($56,970,998), as of December 31, 2015 and had a stockholders’ deficiency of ($5,299,053). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 14, 2016 with respect to our financial statements as of and for the year ended December 31, 2015 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2015, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses for distribution of our CSRV® products, raising working capital to enable us to commence production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

During the years ended December 31, 2015 and 2014, we raised $1,107,761 and $2,180,519, respectively, of new working capital from issuances of convertible promissory notes, sales of registered shares common stock under equity purchase agreements, issuances of promissory notes to related parties in 2015, a deposit received on a sublicense in 2014, sales of our common stock and common stock warrants in 2014 and from exercise of common stock purchase warrants in 2014.

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

Sources of working capital and new funding being pursued by us include (i) sales of common stock and warrants under an equity purchase agreement, (ii) issuances of promissory notes and convertible promissory notes, (iii) new equity investment and/or up front licensing fees from prospective new sublicensees and, (iv) manufacturing and sales of CSRV® Units. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

At December 31, 2015, current liabilities were primarily comprised of promissory notes due to related parties aggregating $1,455,882, $1,367,727 of legal and professional fees, deferred compensation of $922,144, an embedded derivative liability related to convertible promissory notes of $632,927, $408,110 of convertible promissory notes, net of unamortized discount, accrued interest payable of $376,108, accrued general and administrative expenses of $163,874, deposits with orders of $150,595, accrued research and development expenses of $114,859, the current portion of license deposits of $60,725, the current portion of a mortgage loan amounting to $60,000 and the current portion of a finance lease obligation of $19,349.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2015:

		Due Within
	Total	2016	2017	2018

Promissory notes to related parties	$1,455,982	$1,455,982	$-	$-
Mortgage loan payable	1,388,158	60,000	60,000	1,268,158
Deferred compensation	922,144	922,144	-	-
Convertible promissory notes	558,000	294,000	264,000	-
Finance lease obligation	22,255	22,255	-	-
Total	$4,346,539	$2,754,381	$324,000	$1,268,158

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2015 which are contained in this filing, the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This update was designed to simplify the presentation of deferred taxes by eliminating the requirement to separately classify the current and non-current portion of deferred tax assets and liabilities. Accordingly, this update will require that all deferred tax assets and liabilities be presented as non-current. This update will become effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this update and the transition alternatives, however, at this time it does not expect it will have a material effect on its financial statements.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update further provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, we have elected to implement this update early and it has been applied in the financial statements for the years ended December 31, 2015 and 2014 included in this Form 10-K. Early adoption did not have a material effect on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Financial Statements as of and for the Years ended December 31, 2015 and 2014 beginning on page F-1.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our board of directors and our executive officers as of April 8, 2016. Our directors hold office until their successors have been duly elected and qualified. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. There are no family relationships among members of our board or our executive officers, with the exception of Gregory G. Coates, who is the son of George J. Coates. The board of directors did not meet during the year ended December 31, 2015.

Name	Age	Position

George J. Coates	76	Director, Chairman of the Board, Chief Executive Officer and President

Gregory G. Coates	45	Director, Secretary and President, Technology Division

Barry C. Kaye	62	Director, Treasurer and Chief Financial Officer

Jack Perkowski	67	Director *, **

Dr. Frank Adipietro	58	Director *, ***

Richard Whitworth	67	Director *, **, ***

*	Serves as an independent director.
**	Serves as a member of our audit committee.
***	Serves as a member of our compensation committee.

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

Dr. Frank J. Adipietro became a director of the Company in October 2006. Dr. Adipietro earned an M.D. degree from Downstate Medical School, Brooklyn, New York. He has also earned an undergraduate degree from New York University, graduating with Phi Beta Kappa and Magna Cum Laude distinction. He has been practicing in the area of anesthesia and interventional pain management for more than twenty years. He serves as President of the Medical Staff at Eastern Long Island Hospital in Greenpoint, New York since 2009 and serves on numerous hospital committees. He was affiliated with Lenox Hill Hospital, New York, NY for more than ten years in the field of anesthesiology.

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

During the years ended December 31, 2015 and 2014, the Audit Committee held four audit committee meetings and one audit committee meeting, respectively. In connection with the audit of our financial statements as of and for each of the two years ended December 31, 2015 by Cowan, Gunteski & Co., P.A., our Independent Public Accounting Firm, our audit committee has communicated with Cowan, Gunteski & Co., P.A. regarding the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the audit committee has received the written disclosures and the letter from Cowan, Gunteski & Co., P.A. required by Independence Standards Board Standard No. 1 as adopted by the Public Company Accounting Oversight Board in Rule 3600T and has discussed with Cowan, Gunteski & Co., P.A. their independence.

The audit committee has reviewed and discussed our audited financial statements as of and for each of the two years ended December 31, 2015 with management and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

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

The Compensation Committee did not meet during the years ended December 31, 2015 and 2014. There were no changes to any executive’s compensation during this period.

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

Liability Limitations and Indemnification

The following description is intended as a summary only and is qualified in its entirety by reference to our amended and restated certificate of incorporation and amended and restated by-laws incorporated by reference as exhibits into this report. We refer in this section to our amended and restated certificate of incorporation as our certificate of incorporation, and we refer to our amended and restated by-laws as our by-laws.

Our certificate of incorporation and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

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

Our certificate of incorporation and by-laws provide that we will indemnify our directors and officers, and may indemnify other employees and agents, to the maximum extent permitted by law. We believe that indemnification under our by-laws covers at least negligence and gross negligence on the part of indemnified parties. Our by-laws also permit us to secure insurance on behalf of any officer, director, employee or agent for any liability arising out of actions taken in his or her capacity as an officer, director, employee or agent, regardless of whether the by-laws would permit indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under our certificate of incorporation or by-laws or the indemnification agreements we have entered into with our directors and officers, we have been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers and directors for the years ended December 31, 2015 and 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Option Awards		Anti-dilution and Stock Awards		Compensatory Award		All Other Compensation		Total

George J. Coates Chief Executive Officer	2015	$250,000	(1)	$-		$7,439,024	(2)	$-		$17,685	(5)	$7,706,709
and President	2014	250,000	(1)	-		8,007,234	(3)	950,000	(4)	17,129	(5)	9,221,363

Barry C. Kaye Chief Financial Officer	2015	-		-		39,646	(7)	-		83,000	(9)	122,646
and Treasurer	2014	-		9,837	(6)	44,144	(8)	-		170,000	(9)	223,981

Gregory G. Coates	2015	155,769	(10)	-		506,427	(12)	-		22,200	(5)	684,396
President, Technology Division	2014	161,539	(10)	9,837	(11)	607,071	(13)	-		21,288	(5)	799,735

(1)	For each of the two years ended December 31, 2015 and 2014, George J. Coates was paid $-0- of this salary amount and $250,000 of his salary was deferred until such time that we have sufficient working capital to pay such deferred compensation.

(2)	During the year ended December 31, 2015, George J. Coates received 2,708,430 shares of Series B Convertible Preferred Stock with an estimated fair value of $7,439,024 were granted and issued to George J. Coates, pursuant to an anti-dilution agreement.

(3)	During the year ended December 31, 2014, George J. Coates received anti-dilution and stock awards consisting of the following: 90,191 shares of Series A Preferred Stock with an estimated fair value of $169,452 granted and issued pursuant to an anti-dilution agreement and a stock award. He also received compensation with an estimated value of $2,793,992 representing the incremental value of 181,664 shares of Series B Convertible Preferred Stock received upon conversion of 181,664 shares of Series A Preferred Stock. In addition, 360,269 shares of Series B Convertible Preferred Stock with an estimated fair value of $5,025,545 were granted and issued to George J. Coates, pursuant to an anti-dilution agreement.

(4)	During the year ended December 31, 2014, Mr. Coates was granted an award of $950,000 in the form of a non-interest bearing promissory note to compensate him for the lost benefits of ownership of the Company’s headquarters research and development and warehouse facility subsequent to the date he contributed this property to the Company.

(5)	Other compensation for George J. Coates and Gregory G. Coates consisted of health, dental and life insurance for the years ended December 31, 2015 and 2014.

(6)	During the year ended December 31, 2014, we granted 351,500 common stock options with an exercise price of $0.028 per share to Barry C. Kaye. The estimated fair value of these stock options on the date of grant was $9,837. These stock options became fully vested in April 2015 and expire in 2029.

(7)	During the year ended December 31, 2015, 14,435 shares of Series B Convertible Preferred Stock with an estimated fair value of $39,648 were granted and issued to Barry C. Kaye, pursuant to an anti-dilution agreement.

(8)	During the year ended December 31, 2014, 2,976 shares of Series B Convertible Preferred Stock with an estimated fair value of $44,144 were granted and issued to Barry C. Kaye, pursuant to an anti-dilution agreement.

(9)	During the years ended December 31, 2015 and 2014, Barry C. Kaye was paid compensation of $83,000 and $170,000, respectively. For the year ended December 31, 2015, Mr. Kaye earned compensation of $100,175 which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. This amount is included in accounts payable and accrued liabilities in the Company’s balance sheet at December 31, 2015.

(10)	Includes salary paid to Gregory G. Coates for vacation earned, but not taken.

(11)	During the year ended December 31, 2014 we granted 351,500 common stock options with an exercise price of $0.028 per share to Gregory G. Coates. The estimated fair value of these stock options on the date of grant was $9,837. These stock options become fully vested in April 2015 and expire in 2029.

(12)	During the year ended December 31, 2015, 184,382 shares of Series B Convertible Preferred Stock with an estimated fair value of $506,427 were granted and issued to Gregory G. Coates, pursuant to an anti-dilution agreement.

(13)	During the year ended December 31, 2014, 40,593 shares of Series B Convertible Preferred Stock with an estimated fair value of $607,071 were granted and issued to Gregory G. Coates, pursuant to an anti-dilution agreement.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to our executives as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-	-	$0.440	10/23/2021
	50,000	-	-	0.430	11/3/2024
	275,000	-	-	0.400	11/18/2025
	1,800,000	-	-	0.250	7/26/2026
	1,815,000	-	-	0.060	6/24/27
Gregory G. Coates	500,000	-	-	0.440	10/23/2021
	1,800,000	-	-	0.240	8/8/2026
	351,500	-	-	0.028	4/30/2029
Barry C. Kaye	125,000	-	-	0.440	10/17/2021
	100,000	-	-	0.042	12/9/2028
	351,500	-	-	0.028	4/30/2029

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

We did not pay any compensation to our non-employee directors for the years ended December 31, 2015 and 2014.

Employment contracts, termination of employment and change-in-control arrangements

There are currently no employment contracts with any of our employees and there have been no terminations or change-in-control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 8, 2016 for:

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

Percentage ownership calculations are based on 1,272,052,872 shares outstanding as of April 8, 2016. Addresses of named beneficial owners are c/o Coates International, Ltd., 2100 Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
				Shares Beneficially Owned
Name of Beneficial Owner	Outstanding Shares Beneficially Owned		Right to Acquire Within 60 Days After April 8, 2016	Number	Percentage

George J. Coates	260,478,267	(1)(2)	4,940,000	265,418,267	19.69%

Gregory G. Coates	14,032,520	(3)	2,651,500	16,684,020	1.23%

Dr. Frank Adipietro	3,735,364		827,000	4,562,364	0.34%

Barry C. Kaye	1,300,358	(4)	576,500	1,876,578	0.14%

Richard Whitworth	-		25,000	25,000	0.00%

Jack Perkowski	-		-	-	0.00%

All executive officers and directors as a group (6 persons)	279,546,509		9,020,000	288,566,509	23.78%

(1)	Includes 1,956,960 shares owned by Mr. Coates' spouse and 1,165,507 shares owned by The Coates Trust, a trust controlled by George J. Coates as Trustee. Beneficial ownership of these shares is disclaimed by George J. Coates.

(2)	As of April 8, 2016, George J. Coates owns 50,000 shares of Series A Preferred Stock and 4,514,341 shares of Series B Convertible Preferred Stock which entitles him to 500,000,000 and 4,514,341,000 votes, respectively, which when added to the votes from shares of common stock he holds brings his total number of votes at all matters brought before the common stockholders for a vote to 5,274,819,267, which represents an aggregate voting interest of 86.2%. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of our common stock on the second anniversary of the date the shares of Series B Convertible Preferred Stock were issued.

(3)	As of April 8, 2016, Gregory G. Coates owns 311,023 shares of Series B Convertible Preferred Stock which entitles him to 311,023,000 votes, which when added to the votes from shares of common stock he holds brings his total number of votes at all matters brought before the common stockholders for a vote to 325,055,520, which represents an aggregate voting interest of 5.3%. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of our common stock on the second anniversary of the date the shares of Series B Convertible Preferred Stock were issued.

(4)	As of April 8, 2016, Barry C. Kaye owns 24,147 shares of Series B Convertible Preferred Stock which entitles him to 24,147,000 votes, which when added to the votes from shares of common stock he holds brings his total number of votes at all matters brought before the common stockholders for a vote to 25,447,358 which represents an aggregate voting interest of 0.42%. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of our common stock on the second anniversary of the date the shares of Series B Convertible Preferred Stock were issued.

Securities Authorized for Issuance under Equity Compensation Plans

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “2006 Stock Plan”) was adopted by our board of directors and by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2006 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the 2006 Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to our employees. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2006 Stock Plan. The maximum number of shares with respect to which awards may be granted in any calendar year to any employee under the 2006 Stock Plan shall not exceed 25% of the total number of shares authorized. All shares of common stock under this plan have been granted in the form of stock options.

2014 Stock Option and Incentive Plan

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014 and by our shareholders on February 27, 2015 by consent of George J. Coates in his capacity as the majority stockholder. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock authorized by the 2014 Stock Plan. At December 31, 2015, none of the shares of common stock authorized under the 2014 Stock Plan had been granted.

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

The following table sets forth information with respect to our securities authorized for issuance as of April 8, 2016, under our 2006 and 2014 Stock Option and Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:	12,500,000	$0.182	50,000,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	12,500,000	$0.182	50,000,000

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

Promissory Notes to Related Parties

Promissory Notes due to George J. Coates

During the year ended December 31, 2015, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $70,000. During the years ended December 31, 2015 and 2014, the Company repaid promissory notes to George J. Coates in the aggregate principal amount of $120,000 and $200,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

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

Promissory Note Issued to Gregory G. Coates

In a series of payments during the period from August 21, 1995 to February 14, 1996, Gregory G. Coates, President, Technology Division, director and son of George J. Coates, made cash outlays from his own personal funds on behalf of the Company in an amount which aggregated $1,462,000 to provide needed working capital to the Company in order for it to continue its operations. Gregory G. Coates contributed these funds to the Company and did not receive any consideration for this contribution. At that time, the $1,462,000 of cash outlays was added to the Company’s additional paid-in capital. Gregory G. Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. Gregory G. Coates has requested that this amount of additional paid-in capital be converted into a non-interest bearing promissory note. On April 28, 2014, the board of directors adopted a resolution to convert $1,462,000 of additional paid-in capital of the Company into a non-interest bearing promissory note payable on demand, due to Gregory G. Coates. As required by generally accepted accounting principles, interest at the rate of 10% per annum is being imputed on this note which aggregated $145,000 for the year ended December 31, 2015.

During the year ended December 31, 2015 the Company made partial repayments of this non-interest bearing promissory note in the aggregate principal amount of $23,623.

Promissory Notes Issued to Bernadette Coates

During the years ended December 31, 2015 and 2014 the Company repaid promissory notes in the aggregate principal amount of $36,000 and $81,000, respectively. The promissory notes were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

10% Convertible Note with a Related Party

In June 2014, a 10% promissory note with a balance due of $17,000, including accrued interest thereon, held by Dr. Michael J. Suchar, a former director, was converted into 612,664 restricted shares of common stock at a conversion price equal to the closing price of the common stock on the date of conversion of $0.0285 per share.

Share Issuances - Common Stock

In a series of transactions throughout the year ended December 31, 2014, the Company made private sales, pursuant to stock purchase agreements of 16,456,076 unregistered shares of its common stock and 16,456,076 common stock warrants to purchase one restricted share of its common stock at exercise prices ranging from $0.02 to $0.04 per share in consideration for $515,000 received from the son of Dr. Richard W. Evans, a former director. The proceeds were used for general working capital.

As discussed above under “Promissory Notes to Related Parties”, in two transactions during April and May 2014, 17% promissory notes due to George J. Coates having a principal balance of $420,000 were converted into 14,733,289 restricted shares of common stock at an average price per share of $0.0285. In August 2014, the conversion of $200,000 of these 17% promissory notes was rescinded.

As discussed above under “Promissory Notes to Related Parties”, in 2014, a non-interest bearing promissory note due to George J. Coates in the principal amount of $950,000 was converted into 37,698,413 restricted shares of common stock at an average price per share of $0.0252.

Share Issuances - Series A Preferred Stock

During the period from January 1, 2014 to July 2, 2014, 40,191 of Series A were granted and issued to George J. Coates pursuant to an anti-dilution agreement. On July 3, 2014 all of the 181,664 shares of Series A previously issued to George J. Coates were converted into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”). At the same time, the aforementioned anti-dilution protection for Mr. Coates, pursuant to which shares of Series A may be issued, was cancelled and replaced with a new anti-dilution protection arrangement which involves the issuance of shares of Series B. On August 1, 2014, 50,000 shares of Series A with an estimated fair value of $69,000 were issued to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company. At December 31, 2015, Mr. Coates held all 50,000 shares of Series A outstanding, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

Share Issuances - Series B Convertible Preferred Stock

On July 3, 2014, the board of directors consented to (i) the conversion of all of the 181,664 shares of Series A held by George J. Coates into shares of Series B at a conversion rate of one share of Series B for each share of Series A, (ii) an anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates, and (iii) a modified anti-dilution plan, effective as of July 3, 2014 (the “Modified Plan”) for George J. Coates.

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

The issuance of these shares of Series B to Gregory G. Coates and Barry C. Kaye triggered the issuance of an additional 115,006 shares of Series B to George J. Coates in 2014, in accordance with the anti-dilution program in effect for George J. Coates.

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

As a result of the new anti-dilution arrangements put into place during 2014, the number of shares of Series B outstanding at December 31, 2015 totaled 3,492,749 consisting of 3,250,363, 224,975 and 17,411 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

Stock Option Grants

During the year ended December 31, 2014, options to purchase 351,500 and 351,500 shares of common stock at an exercise price of $0.028 per share were granted to Gregory G. Coates and Barry C. Kaye, respectively. The stock options fully vested in April 2015. The estimated fair value of stock options granted was $9,837 and $9,837, respectively.

Compensation

For the years ended December 31, 2015 and 2014, George J. Coates earned base compensation of $250,000 and $250,000, respectively, payment of which has been deferred until the Company has sufficient working capital.

For the years ended December 31, 2015 and 2014, Bernadette Coates, spouse of George J. Coates, earned base compensation of $67,240 and $67,240, respectively, payment of which has been deferred until the Company has sufficient working capital.

For the years ended December 31, 2015 and 2014, Gregory G. Coates earned base compensation of $155,769 and $161,539, respectively. The compensation in 2015 and 2014 included payment for vacation earned, but not taken.

Consulting Fees

During the year ended December 31, 2015 and 2014, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $83,000 and $170,000, respectively. For the year ended December 31, 2015, Mr. Kaye earned compensation of $106,400 which has not been paid and is being deferred until the Company has sufficient working capital to remit payment to him.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

During the year ended December 31, 2015, Cowan billed us in the aggregate $74,000 for professional services rendered for their audit of our annual financial statements for the years ended December 31, 2014, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2015.

During the year ended December 31, 2014, Cowan billed us in the aggregate $75,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2013, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2014.

Audit-related Fees

For the year ended December 31, 2015, Cowan billed us $16,383 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1.

For the year ended December 31, 2014, Cowan billed us $5,600 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1.

Tax Fees

Cowan did not provide any tax-related services in the years ended December 31, 2015 and 2014.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal auditor for the fiscal years ended December 31, 2015 and 2014.

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

Audited financial statements of Coates International, Inc. as of December 31, 2015 and 2014 and for the years then ended are presented beginning on page F-1.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

Exhibit No.	Description

3.1 (1)	Restated Certificate of Incorporation

3.1(i) (1)	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on May 22, 2000

3.1(ii) (1)	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iii) (2)	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.1(iv) (3)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware, dated May 29, 2015

3.2 (1)	Bylaws

4.1 (4)	Certification of Designation of Series A Preferred Stock, effective April 30, 2009

4.2 (4)	Certificate of Amendment of Certification of Designation of Series A Preferred Stock, effective May 24, 2011

4.3 (5)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock, dated January 14, 2014

4.4 (6)	Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated March 9, 2015

10.1 (7)	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 (7)	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 (7)	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 (8)	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.5 (9)	Amended and Restated License Agreement between the Company and George J. Coates and Gregory G. Coates dated April 6, 2007

10.6 (10)	Cooperation Agreement executed June 16, 2010 between the Company and Tongji University of China

10.7 (11)	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated December 21, 2007

10.8 (12)	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.9 (12)	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.10 (13)	Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

10.11 (14)	Letter from Cummins confirming supply arrangement with Coates International, Ltd.

10.12 (15)	Sale/leaseback Agreement with Paradigm Commercial Capital Group, dated August 15, 2013

10.13 (16)	Equity Purchase Agreement between the Company and Southridge Partners II LP, dated July 2, 2014.

10.14 (16)	Registration Rights Agreement between the Company and Southridge Partners II LP, dated July 2, 2014.

10.15 (16)	2014 Employee Stock Option and Incentive Plan adopted on May 31, 2014

10.16 (17)	License Agreement between the Company and Renown Power Development, Ltd., executed February 24, 2015.

10.17 (18)	Convertible Promissory Note Issued to Vis Vires Group, Inc., dated June 12, 2015

10.18 (18)	Securities Purchase Agreement Between the Company and Vis Vires Group, Inc., dated June 12, 2015

10.19 (19)	Equity Purchase Agreement between the Company and Southridge Partners II LP, dated July 29, 2015

10.20 (19)	Registration Rights Agreement between the Company and Southridge Partners II LP, dated July 29, 2015

10.21 (20)	Secured Convertible Promissory Notes issued to Typenex Co-Investment, LLC, dated August 14, 2015

10.22 (20)	Securities Purchase Agreement Between the Company and Typenex Co-Investment, LLC, dated J August 14, 2015

10.23 (21)	Convertible Promissory Note Issued to Kris Iyer, Dated September 11, 2015.

10.24 (21)	Securities Purchase Agreement Between the Company and Kris Iyer, Dated September 11, 2015

10.25 (22)	Convertible Promissory Note Issued to Vis Vires Group, Inc., dated September 16, 2015

10.26 (22)	Securities Purchase Agreement Between the Company and Vis Vires Group, Inc., dated September 16, 2015

10.27 (23)	Convertible Promissory Note Issued to JMJ Financial, dated November 10, 2015

10.28 (24)	Convertible Promissory Note Issued to GW Holdings Group, dated January 4, 2016

10.29 (24)	Securities Purchase Agreement Between the Company and GW Holdings Group, dated January 4, 2016

10.30(27)	Convertible Promissory Note Issued to APG Capital Holding, LLC dated January 4, 2016

10.31(27)	Securities Purchase Agreement Between the Company and APG Capital Holding, LLC, dated February 12, 2016

31.1 (28)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (28)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (28)	Certification of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (28)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 333-143406.

(2)	Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.

(3)	Incorporated by reference from the Company’s Registration Statement filed July 30, 2015 on Form S-1 with the Securities and Exchange Commission, File No. 333-205959.

(4)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

(5)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

(6)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

(7)	Incorporated by reference from the Company's Registration Statement and amendments thereto filed September 11, 2001 on Form 10-SB12G with the Securities and Exchange Commission, File No. 000-33155.

(8)	Incorporated by reference from the Company’s Form 10-KSB/A for the year ended December 31, 2005 filed on October 25, 2006.

(9)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2006.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(11)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.

(12)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

(13)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2009.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 24, 2011.

(15)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange for the quarter ended September 30, 2013.

(16)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 19, 2014.

(17)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2014.

(18)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2015.

(19)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on July 30, 2015.

(20)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2015.

(21)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2015.

(22)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2015.

(23)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2015.

(24)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.

(25)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission or the year ended December 31, 2012.

(26)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission or the year ended December 31, 2013.

(27)	Filed herewith.

(28)	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2016.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman and Chief Executive Officer

By:	/s/ Barry C. Kaye
Barry C. Kaye, Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Coates	Director, Chairman, Chief Executive Officer and President	April 14, 2016
George J. Coates	(principal executive officer)

/s/ Gregory G. Coates	Director, Secretary and President-Technology Division	April 14, 2016
Gregory G. Coates

/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer	April 14, 2016
Barry C. Kaye	(principal financial and accounting officer)

/s/ John Perkowski	Director	April 14, 2016
John Perkowski

/s/ Frank J. Adipietro	Director	April 14, 2016
Frank J. Adipietro

/s/ Richard Whitworth	Director	April 14, 2016
Richard Whitworth

Coates International, Ltd.

Index to Financial Statements

December 31, 2015 and 2014

COWAN, GUNTESKI & CO., P.A.

CERTIFIED PUBLIC ACCOUNTANTS

730 HOPE ROAD

TINTON FALLS, NJ 07724

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying balance sheets of Coates International, Ltd. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

Tinton Falls, New Jersey
April 14, 2016

Coates International, Ltd.
Balance Sheets
As of December 31,

	2015	2014

Assets
Current Assets
Cash	$29,207	$263,526
Inventory, net	218,018	47,274
Deferred offering costs and other assets	9,117	44,874
Total Current Assets	256,342	355,674
Property, plant and equipment, net	2,108,990	2,119,010
Deferred licensing costs, net	42,449	46,732
Total Assets	$2,407,781	$2,521,416

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,022,568	$1,982,777
Promissory notes to related parties	1,455,882	1,565,505
Deferred compensation payable	922,144	1,079,904
Derivative liability related to convertible promissory notes	632,927	475,695
Convertible promissory notes, net of unamortized discount	408,110	500,905
Deposits	150,595	19,124
Current portion of license deposits	60,725	517,500
Current portion of mortgage loan payable	60,000	1,448,284
Current portion of finance lease obligation, net of unamortized discount	19,349	62,102
Total Current Liabilities	5,732,300	7,651,796

Non-current portion of mortgage loan payable	1,328,159	-
Non-current portion of license deposits	646,375	283,800
Non-current portion of finance lease obligation, net of unamortized discount	-	19,349
Total Liabilities	7,706,834	7,954,945

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 50,000 shares issued and outstanding at December 31, 2015 and 2014	50	50
Series B Convertible Preferred Stock, 5,000,000 and 1,000,000 shares designated, 3,492,749 and 585,502 shares issued and outstanding at December 31, 2015 and 2014	3,493	586
Common Stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,036,791,116 shares issued and outstanding at December 31, 2015 and 1,000,000,000 shares authorized, 443,508,090 shares issued and outstanding at December 31, 2014	103,679	44,351
Additional paid-in capital	51,564,723	41,288,663
Accumulated deficit	(56,970,998)	(46,767,179)
Total Stockholders' Deficiency	(5,299,053)	(5,433,529)
Total Liabilities and Stockholders' Deficiency	$2,407,781	$2,521,416

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations

	For the Years Ended December 31,
	2015	2014

Sublicensing fee revenue	$94,200	$19,200
Total Revenues	94,200	19,200
Expenses:
Marketing expenses	6,864	48,095
Research and development costs	417,145	487,767
Compensation and benefits	7,852,456	10,400,971
General and administrative expenses	532,680	575,235
Depreciation and amortization	52,552	64,920
Total Operating Expenses	8,861,697	11,576,988
Loss from Operations	(8,767,497)	(11,557,788)
Other Expense:
Increase in estimated fair value of embedded derivative liabilities	(157,232)	(109,105)
Loss on conversion of convertible notes	(273,160)	(94,632)
Interest expense	(1,005,930)	(1,028,343)
Total other expense	(1,436,322)	(1,232,080)
Loss Before Income Taxes	(10,203,819)	(12,789,868)
Provision for income taxes	-	-
Net Loss	$(10,203,819)	$(12,789,868)

Basic net loss per share	$(0.01)	$(0.03)
Basic weighted average shares outstanding	799,640,609	385,372,919
Diluted net loss per share	$(0.01)	$(0.03)
Diluted weighted average shares outstanding	799,640,609	385,372,919

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Stockholders' Deficiency
For the Years Ended December 31, 2015

	Series A Preferred Stock, $0.001 par value per share		Series B Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2014	141,473	$141	-	$-	327,749,176	$32,775	$30,712,778	$(33,977,311)	$(3,231,617)
Issuance of anti-dilution shares of Series A Preferred stock to George J. Coates	90,191	90					169,362		169,452
Conversion of Series A Preferred Stock held by George J. Coaters into Series B Convertible Preferred Stock	(181,664)	(181)	256,664	257			4,050,993		4,051,069
Issuance of anti-dilution shares of Series B Convertible Preferred Stock to related parties			328,838	329			4,511,342		4,511,671
Conversion of convertible promissory notes					48,251,621	4,825	621,960		626,785
Stock-based compensation award to George J. Coates for lost benefits of property ownership					37,698,413	3,770	946,230		950,000
Issuance of common stock and warrants to son of a director					16,456,076	1,646	513,354		515,000
Conversion of promissory notes to related parties into common stock					8,449,401	845	236,342		237,187
Issuance of common stock under equity line of credit with Dutchess Opportunity Fund II, LP					4,403,403	440	161,196		161,636
Exercise of stock purchase warrants					500,000	50	9,950		10,000
Conversion of additional paid-in capital into note due to related party							(1,462,093)		(1,462,093)
Beneficial conversion feature on convertible promissory notes							800,182		800,182
Stock-based compensation expense							17,067		17,067
Net loss for the year								(12,789,868)	(12,789,868)
Balance, December 31, 2014	50,000	50	585,502	586	443,508,090	44,351	41,288,663	(46,767,179)	(5,433,529)
Issuance of Anti-dilution shares of Series B Convertible Preferred Stock to Related Parties			2,907,247	2,907			8,040,040		8,042,947
Conversion of Convertible Promissory Notes					520,777,116	52,078	922,447		974,525
Issuance of common stock under equity purchase agreement with Southridge Partners II, LP					72,505,910	7,250	400,011		407,261
Beneficial Conversion Feature on Convertible Promissory Notes							761,563		761,563
Imputed interest on non-interest bearing promissory note to related party							145,443		145,443
Stock-based compensation expense							6,556		6,556
Net loss for the year								(10,203,819)	(10,203,819)
Balance, December 31, 2015	50,000	$50	3,492,749	$3,493	1,036,791,116	$103,679	$51,564,723	$(56,970,998)	$(5,299,053)

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.
Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

Net Cash Flows Used in Operating Activities
Net loss for the year	$(10,203,819)	$(12,789,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,574,503	10,174,258
Interest accrued, but not paid	878,251	736,622
Increase in fair value of embedded derivative liabilities	157,232	109,105
Loss on conversion of convertible notes	273,160	94,632
Depreciation and amortization	52,552	64,920
Non-cash portion of inventory used for research and development	45,240	-
Amortization of deferred financing costs	-	10,246
Negotiated settlment of accounts payable	-	(20,266)
Recognition of non-cash licensing revenues	(94,200)	(19,200)
Changes in Operating Assets and Liabilities:
Inventory, net	(170,744)	64,478
Deferred offering costs and other assets	35,757	(32,451)
Accounts payable and accrued liabilities	54,127	(281,170)
Deferred compensation payable	317,240	317,240
Deposit with order	131,471	-
Net Cash Used in Operating Activities	(949,230)	(1,571,454)

Net Cash Used in Investing Activities:
Acquisition of property, plant and equipment	(38,249)	-

Cash Flows Provided by Financing Activities:
Issuance of convertible promissory notes	630,500	995,583
Issuance of common stock under equity purchase agreements	407,261	515,000
Issuance of promissory notes to related parties	70,000	498,300
Issuance of common stock under equity line of credit	-	161,636
Proceeds from exercise of stock warrants	-	10,000
Repayment of promissory notes to related parties	(179,623)	-
Repayment of convertible promissory notes	(52,750)	(280,000)
Finance Lease Obligation Payments	(62,102)	(65,000)
Repayment of mortgage loan	(60,126)	(49,813)
Net Cash Provided by Financing Activities	753,160	1,785,706
Net (Decrease) Increase in Cash	(234,319)	214,252
Cash, beginning of period	263,526	49,274
Cash, end of period	$29,207	$263,526

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$190,682	$165,555

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$978,209	$626,785
Conversion of additional paid in capital into promissory note to Gregory Coates	-	1,462,093
Conversion of Promissory Notes to Related Parties into Common Stock	-	219,726
	$978,209	$2,308,604

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

December 31, 2015 and 2014

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

The CSRV® system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine cylinder, the CSRV® system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV® system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV® system technology (“Coates Engines®”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV® Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into, and expelled from, the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine® to produce more power than equivalent conventional engines. The extent to which higher RPM’s, greater volumetric efficiency and thermal efficiency can be achieved with the CSRV® system technology, is a function of the engine design and application.

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology.

The Company and WTF Asia International Ltd., a Hong Kong-based entity have agreed to work together to develop this technology to enable it to be applied to large industrial gen set engines. The Company has fulfilled its obligations under this joint project by designing and integrating the switchgears, controls, load bank and emission equipment into the hydrogen reactor/gen set (“Coates Assembled Components”). On the basis of a verbal agreement, WTF Asia International Ltd. (“WTF”) is currently building additional components based on technology already developed that will enable the hydrogen reactor to adequately power larger commercial and industrial engines. Upon completion of the WTF deliverable, the parties intend to enter into a formal agreement and the WTF technology will be integrated with the Coates Assembled Components resulting in a CSRV® hydrogen powered gen set.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines® are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation and related to convertible promissory notes.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2015, had a stockholders’ deficiency of ($5,229,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the December 31, 2015, the Company had negative working capital of ($5,476,000) compared with negative working capital of ($7,296,000) at the end of 2014.

During the years ended December 31, 2015 and 2014, the Company raised $1,108,000 and $2,181,000, respectively, of new working capital from the following:

Description	2015	2014
Issuance of convertible promissory notes	$631,000	$996,000
Sales of common stock under equity line of credit	407,000	162,000
Issuances of promissory notes to related parties	70,000	-
Sales of shares of common stock and warrants to the son of a director	-	515,000
Deposit on non-exclusive distribution license with China-based company	-	498,000
Proceeds from exercise of common stock warrants	-	10,000
	$1,108,000	$2,181,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financial statements for the year ended December 31, 2014 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2015.

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

License deposits, which are non-refundable, were received from the granting of sublicenses and are recognized as earned, generally commencing upon acceptance by the licensee. At that time, license revenue will be recognized ratably over the period of time that the sublicense has been granted using the straight-line method. Upon termination of a sublicense agreement, non-refundable license deposits, less any costs related to the termination of the sublicense agreement, are recognized as revenue. Revenue from research and development activities is recognized when earned and realization is reasonably assured, provided that financial risk has been transferred from the Company to its customer.

The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life through 2027 of the last CSRV® technology patent in force.

Research and Development

Research and development costs are expensed when incurred. Included in accounts payable and accrued liabilities at December 31, 2015 and 2014 is $115,000 for the estimated remediation costs of previously sold Gen Sets that were determined to have cracked heads.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Licensing Costs

Under the CSRV® Licensing Agreement for the CSRV® engine technology, the Company is responsible for all costs in connection with applying for and maintaining patents to protect the CSRV® system technology. Such costs are expensed as incurred.

Advertising and Marketing Costs

Advertising costs, which are included in marketing expenses, are expensed when incurred. Advertising expense amounted to $7,000 and $48,000 for the years ended December 31, 2015 and 2014, respectively. In the year ended December 31, 2014, advertising and marketing costs included $45,000 in fees to agents in China and the Middle East for their assistance in introducing our CSRV technology and presenting proposals to potential investors interested in entering into a sublicense arrangement with the Company.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. There were no shares of preferred stock outstanding with rights to share in the Company’s net income during the years ended December 31, 2015 and 2014. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

At December 31, 2015 and 2014 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $42,000 and $47,000, respectively. Amortization expense for the years ended December 31, 2015 and 2014 amounted to $4,000 and $4,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and ship Gen Sets to Almont. At December 31, 2015, the remaining balance of the Release Payment due to the Company was $5,847,000.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Coates Power has agreed to initially source its production parts and components from the Company. In February 2015, the Company received an order from Coates Power for approximately US$131,000 of production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. In June, 2015, by mutual consent of the parties, it was agreed that the Company would assemble two completed Gen Sets for shipment to Coates Power in China in lieu of shipping the parts and components. This amount is included in Deposits in the accompanying balance sheet at December 31, 2015.

7. INVENTORY

Inventory at December 31, consisted of the following:

	2015	2014
Raw materials	$554,000	$381,000
Work-in-process	51,000	53,000
Finished goods	-	-
Less: Reserve for obsolescence	(387,000)	(387,000)
Total	$218,000	$47,000

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are to be recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through December 31, 2015, the Company has recognized a total of $91,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the years ended December 31, 2015 and 2014. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

Sublicensing fee revenue for the years ended December 31, 2015 and 2014 amounted to $94,000 and $19,000, respectively. Included in sublicensing fee revenue for the year ended December 31, 2015 is $75,000 non-refundable sublicense fee deposit received in 2002 that was abandoned by the licensee.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2015	2014
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	658,000
Furniture and fixtures	46,000	39,000
	3,017,000	2,979,000
Less: Accumulated depreciation	(908,000)	(860,000)
Total	$2,109,000	$2,119,000

Depreciation expense amounted to $48,000 and $61,000 for the years ended December 31, 2015 and 2014, respectively.

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which, after securing a three year extension from the lender in July 2015, matures in July 2018. Interest expense for the year ended December 31, 2015 and 2014 on this mortgage amounted to $100,000 and $121,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2015 and 2014 was $1,388,000 and 1,448,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

11. FINANCE LEASE OBLIGATION

In August 2013, the Company entered into a sale/leaseback financing arrangement with Paradigm Commercial Capital Group Corp (“Paradigm”) pursuant to which it sold its research and development and manufacturing equipment in consideration for net cash proceeds of $133,000. These cash proceeds were net of a deposit on the lease of $15,000 and transaction costs of $5,000. Under this arrangement, which terminates in February 2016, the Company is leasing back the equipment over a 30-month period. The fixed recurring monthly lease payment amount is $8,000. The effective interest rate on this lease is 36.6%.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

For the years ended December 31, 2015 and 2014, interest expense on this lease amounted to $32,000 and $51,000, respectively, which is included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, are as follows:

	2015	2014
Legal and professional fees	$1,368,000	$1,290,000
Accrued interest expense	376,000	374,000
General and administrative expenses	163,000	194,000
Research and development costs	115,000	115,000
Accrued compensation and benefits	-	10,000
Total	$2,022,000	$1,983,000

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the year ended December 31, 2015, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $70,000. During the years ended December 31, 2015 and 2014 the Company repaid promissory notes to George J. Coates in the aggregate principal amount of $120,000 and $145,000, respectively, and also paid him $63,000 of accrued interest thereon in 2015. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

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

Promissory Note Issued to Gregory G. Coates

During the period from August 21, 1995 to February 14, 1996, Gregory G. Coates, son of George J. Coates, President, Technology Division and Director, in a series of payments, made cash outlays from his own personal funds on behalf of the Company in an amount which aggregated $1,462,000 to provide needed working capital to the Company in order for it to continue its operations. Gregory G. Coates contributed these funds to the Company and did not receive any consideration for this contribution. At that time, the $1,462,000 of cash outlays was added to the Company’s additional paid-in capital. Gregory G. Coates has been anticipating that these monies would be repaid to him at such time that the Company had sufficient working capital for this purpose. Gregory G. Coates has requested that this amount of additional paid-in capital be converted into a non-interest bearing promissory note. On April 28, 2014, the board of directors adopted a resolution to convert $1,462,000 of additional paid-in capital of the Company into a non-interest bearing promissory note payable on demand, due to Gregory G. Coates. As a result, the Company’s additional paid-in capital decreased by $1,462,000 and current liabilities increased by $1,462,000. As required by GAAP, interest at the rate of 10% per annum amounting to $145,000 has been imputed on this promissory note for the year ended December 31, 2015.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

During the year ended December 31, 2015, the Company partially repaid this promissory note to Gregory G. Coates in the aggregate principal amount of $24,000.

Promissory Notes Issued to Bernadette Coates

During the years ended December 31, 2015 and 2014, the Company partially repaid promissory notes to Bernadette Coates, spouse of George J. Coates, in the aggregate principal amount of $36,000 and $55,000, respectively. The promissory notes are payable on demand and provided for interest at the rate of 17% per annum, compounded monthly.

10% Promissory Note Due to Michael J. Suchar

In June 2014, a 10% promissory note with a balance of $17,000, due to Michael J. Suchar, director was converted, by mutual consent, into 612,664 restricted shares of common stock at a price per share of $0.0285, the closing price of Company’s common stock on the date of conversion.

For the years ended December 31, 2015 and 2014, aggregate interest expense on all promissory notes to related parties amounted to $72,000 and $92,000, respectively. Unpaid accrued interest on these promissory notes amounting to $351,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2015.

15. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes. At December 31, 2015, there was $558,000 principal amount of convertible promissory notes outstanding. The net proceeds from these convertible notes were used for general working capital purposes. During the years ended December 31, 2015 and 2014, $659,000 and $996,000, respectively, of convertible promissory notes were issued The notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 40% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments.

All of the convertible notes become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty of from 25% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with a balance of $264,000, which became convertible in February 2016, is convertible in 12 equal monthly installments, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the convertible notes is required to be remeasured at each balance sheet date. The fair value measurement accounting standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

●	Level 2 – Inputs include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques.

The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included the average of the quoted daily yield curve rates on six-month and one-year treasury securities and, because the actual volatility rate on the Company’s common stock is not available, a conservative estimated volatility rate of 200%.

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value on:

	December 31, 2015	December 31, 2014

Level 1 Inputs	$-	$-
Level 2 Inputs	633,000	871,000
Level 3 Inputs	-	-
Total	$633,000	$871,000

The following table presents the details of the convertible promissory notes outstanding at December 31, 2015 and 2014, including the balance of the unamortized discount and the amount of the embedded derivative liability, where applicable:

	Principal Amount					Unamortized Discount		Embedded Derivative Liability
Date Issued	December 31, 2015	December 31, 2014	Nominal Interest Rate	Effective Interest Rate(1)	Conversion Price Discount from Defined Trading Price	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
12/8/15	$40,000	$-	8.00%	88%	35.0%	$20,000	N/A	$50,000	N/A
11/10/15	25,000	-	12.00%	160%	40.0%	22,000	N/A	38,000	N/A
11/3/15	53,000	-	9.75%	183%	30.0%	17,000	N/A	64,000	N/A
9/22/15	67,000	-	8.00%	143%	39.0%	34,000	N/A	78,000	N/A
9/11/15	52,000	-	7.00%	65%	30.0%	8,000	N/A	28,000	N/A
8/26/15	20,000	-	12.00%	162%	40.0%	10,000	N/A	25,000	N/A
8/14/15	211,000	-	9.75%	84%	30.0%	29,000	N/A	259,000	N/A
7/24/15	63,000	-	8.00%	147%	39.0%	10,000	N/A	65,000	N/A
6/18/15	27,000	-	8.00%	112%	39.0%	-	N/A	26,000	N/A
12/16/14	-	$28,000	12.00%	55%	40.0%	-	$8,000	-	$31,000
12/5/14	-	53,000	8.00%	160%	39.0%	-	42,000	-	20,000
11/25/14	-	52,000	9.75%	91%	30.0%	-	24,000	-	41,000
11/14/14	-	40,000	8.00%	139%	32.5%	-	30,000	-	54,000
10/2/14	-	40,000	8.00%	113%	35.0%	-	16,000	-	43,000
9/29/14	-	53,000	8.00%	118%	39.0%	-	29,000	-	20,000
9/3/14	-	39,000	12.00%	139%	40.0%	-	15,000	-	38,000
8/29/14	-	53,000	8.00%	105%	39.0%	-	13,000	-	17,000
8/8/14	-	52,000	9.75%	72%	30.0%	-	5,000	-	41,000
7/28/14	-	30,000	12.00%	156%	30.0%	-	6,000	-	25,000
7/9/14	-	83,000	8.00%	120%	39.0%	-	5,000	-	15,000
7/8/14	-	50,000	5.00%	106%	37.0%	-	2,000	-	31,000
6/12/14	-	47,000	8.00%	147%	40.0%	-	-	-	46,000
4/16/14	-	25,000	12.00%	147%	30.0%	-	-	-	17,000
4/16/14	-	24,000	12.00%	175%	40.0%	-	-	-	15,000
4/2/14	-	27,000	9.75%	71%	30.0%	-	-	-	22,000
	$558,000	$696,000				$150,000	$195,000	$633,000	$476,000

(1)	The effective interest rate reflects the rate required to fully amortize the unamortized discount over the six-month period until the Notes become convertible.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

In a series of transactions, during the year ended December 31, 2015, convertible promissory notes with an aggregate principal balance of $974,000, including accrued interest thereon were converted into 520,777,116 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $273,000 for the year ended December 31, 2015. In two transactions, during the year ended December 31, 2015, the Company also repaid $54,000 of a convertible promissory note, including accrued interest thereon without penalty.

In a series of transactions, during the year ended December 31, 2014, convertible promissory notes with an aggregate principal balance of $627,000, including accrued interest thereon were converted into 48,251,621 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $95,000 for the year ended December 31, 2014.

At December 31, 2015, the Company had reserved 402,758,065 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

16. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 2,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”). The Company intends to increase the number of authorized shares of common stock in the future on a timely basis, at any point that it is anticipated that issuances of common stock from sales of common stock or conversions of convertible instruments into common stock will warrant such an increase.

In March 2015, the majority stockholder authorized the board of directors to declare at some indefinite point in the future, a reverse stock split at such time as the board of directors determines, in its sole discretion, is appropriate based on market conditions and the Company’s financial condition, results of operations and financial prospects. The Board may select a conversion ratio which shall be in the range of from (a) one new post-split share of common stock for 5 old pre-split shares of common stock (a 1:5 ratio) to (b) one new post-split share of common stock for 200 old pre-split shares of common stock (a 1:200 ratio). The Board is under no obligation to actually declare the reverse stock split and may never act on this authorization, unless it properly considers all conditions and factors and concludes that it is appropriate to do so. This authorization will continue in force until revoked by a corporate action consented to by the majority stockholder or by a vote of the stockholders.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The following common stock transactions occurred during the year ended December 31, 2015:

●	In a series of transactions during the year ended December 31, 2015, convertible promissory notes with an aggregate principal balance of $974,000, including accrued interest thereon were converted into 520,777,116 unregistered shares of common stock.

●	In a series of transactions during the year ended December 31, 2015, the Company issued 72,505,910 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2014 and 2015 EP Agreements, as discussed in Note 22, in consideration for $407,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock. At December 31, 2015, there were 15,000,000 shares of common stock held by Southridge which had not been sold. These shares may be held by Southridge until sold under a future Put Notice or until the Company requests that they be returned.

The following common stock transactions occurred during the year ended December 31, 2014:

●	In a series of transactions, the Company made private sales, pursuant to stock purchase agreements of 16,456,076 unregistered shares of its common stock and 16,456,076 common stock warrants to purchase one restricted share of its common stock at exercise prices ranging from $0.02 to $0.04 per share in consideration for $515,000 received from the son of Dr. Richard W. Evans, a director. The proceeds were used for general working capital.

●	In a series of transactions, the Company issued 4,403,403 registered shares of common stock to Dutchess Opportunity Fund II, LP under an equity line of credit in consideration for $162,000. The proceeds were used for general working capital.

●	In two transactions during April and May, 17% promissory notes due to George J. Coates having a principal balance of $420,000 were converted, by mutual consent, into 14,733,289 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the dates of conversion. In August 2014, by mutual consent between the Company and George J. Coates, the conversion of $200,000 of these 17% promissory notes was rescinded. Accordingly, 6,896,552 of the shares issued to Mr. Coates were returned for cancellation and restored to authorized, unissued status and the $200,000 principal amount of the promissory note was reinstated.

●	A non-interest bearing promissory note due to George J. Coates in the principal amount of $950,000 was converted, by mutual consent, into 37,698,413 restricted shares of common stock at an average price per share of $0.0252 which was equal to the closing price of the Company’s common stock on the date of conversion.

●	A 10% promissory note with a balance of $17,000 due to Michael J. Suchar, director, was converted, by mutual consent, into 612,664 restricted shares of common stock at an average price per share of $0.0285 which was equal to the closing price of the Company’s common stock on the date of conversion.

●	In a series of transactions, convertible promissory notes, including accrued interest thereon aggregating $627,000 were converted into 48,251,621 unregistered shares of the Company’s common stock.

●	The Company received proceeds of $10,000 from the son of Richard W. Evans, a director for the exercise of stock purchase warrants with an exercise price of $0.02 per share and issued 500,000 unregistered, restricted shares of its common stock. The proceeds were used for general working capital.

At December 31, 2015, the Company had reserved 450,572,976 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated and 50,000 shares issued and outstanding as of December 31, 2015 and 2014. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates.

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

During the period from January 1, 2014 to July 2, 2014, 40,191 shares of Series A were granted and issued to George J. Coates pursuant to this anti-dilution agreement. On July 3, 2014 all of the 181,664 shares of Series A previously issued to George J. Coates were converted into shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B”), as more fully explained below. All such converted shares of Series A were cancelled and restored to authorized, unissued status. At the same time, the aforementioned anti-dilution protection for Mr. Coates, pursuant to which shares of Series A may be issued, was cancelled and replaced with a new anti-dilution protection arrangement which involves the issuance of shares of Series B as more fully explained below. On August 1, 2014, 50,000 shares of Series A were issued to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company. At December 31, 2015, Mr. Coates held all 50,000 shares of Series A outstanding, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

Each issuance of shares of Series A to George J. Coates did not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of the shares of Series A provided to Mr. Coates. Based on this estimated valuation, the aggregate estimated fair value of the 50,000 shares of Series A issued to Mr. Coates on August 1, 2014, was $69,000, or $1.38 per share. Total non-cash, stock-based compensation expense from the grant of shares of Series A to Mr. Coates, including the shares converted to Series B for the years ended December 31, 2014, amounted to $169,000. This amount is included in stock-based compensation expense in the accompanying statements of operations.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 5,000,000 and 1,000,000 shares designated and 3,492,749 and 585,502 shares issued and outstanding as of December 31, 2015 and 2014, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

On July 3, 2014, the board of directors consented to (i) the conversion of all of the 181,664 shares of Series A held by George J. Coates into shares of Series B at a conversion rate of one share of Series B for each share of Series A, (ii) an anti-dilution award of an additional 75,000 shares of Series B to Mr. Coates, and (iii) a modified anti-dilution plan, effective as of July 3, 2014 (the “Modified Plan”) for George J. Coates.

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

Under the Modified Plan, for each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to Mr. Coates equal to that number of shares of Series B required to maintain his ownership percentage of outstanding shares of common stock on a pro forma basis, at 78%.

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

The number of shares of Series B outstanding at December 31, 2015, consisted of 3,250,363, 224,975 and 17,411 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. None of the outstanding shares of Series B may be converted prior to July 3, 2016.

For the year ended December 31, 2015, 2,708,430, 184,382 and 14,435 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $7,439,000, $506,000 and $40,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2015.

For the year ended December 31, 2014, 541,933, 40,593 and 2,976 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $8,070,000, $607,000 and $44,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2014.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

In the event that all of the 3,492,749 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 3,492,749,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at December 31, 2015, this would dilute the ownership percentage of non-affiliated stockholders from 72.3% to 16.2%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

18. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the years ended December 31, 2015 and 2014, amounted to $94,000 and $19,000, respectively. Included in sublicensing fee revenue for the year ended December 31, 2015 is a $75,000 non-refundable sublicense fee deposit received in 2002 that was abandoned by the licensee. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

19. INCOME (LOSS) PER SHARE

At December 31, 2015, the Company had 352,547,563 shares of common stock potentially issuable upon assumed conversion of:

Description	Number of Underlying Shares of Common Stock	Exercise Price		Number Vested	Number Non-Vested
Common stock options	703,000	$0.02800		703,000	-
Common stock options	100,000	0.04200		100,000	-
Common stock options	5,607,000	0.06000		5,607,000	-
Common stock options	1,800,000	0.24000		1,800,000	-
Common stock options	2,000,000	0.25000		2,000,000	-
Common stock options	50,000	0.39000		50,000	-
Common stock options	360,000	0.40000		360,000	-
Common stock options	100,000	0.43000		100,000	-
Common stock options	1,750,000	0.44000		1,750,000	-
Common stock warrants	2,330,036	0.00500		N/A	N/A
Common stock warrants	1,250,000	0.02000		N/A	N/A
Common stock warrants	666,667	0.02250		N/A	N/A
Common stock warrants	2,127,660	0.02350		N/A	N/A
Common stock warrants	5,000,000	0.02500		N/A	N/A
Common stock warrants	1,739,130	0.02875		N/A	N/A
Common stock warrants	619,047	0.03000		N/A	N/A
Common stock warrants	2,714,287	0.03500		N/A	N/A
Common stock warrants	7,125,000	0.04000		N/A	N/A
Common stock warrants	333,333	0.04500		N/A	N/A
Common stock warrants	400,000	0.05000		N/A	N/A
Common stock warrants	2,181,819	0.05500		N/A	N/A
Common stock warrants	171,428	0.05700		N/A	N/A
Common stock warrants	285,714	0.05810		N/A	N/A
Common stock warrants	142,857	0.05850		N/A	N/A
Common stock warrants	2,000,000	0.06000		N/A	N/A
Common stock warrants	4,269,838	0.06250		N/A	N/A
Common stock warrants	333,333	0.06750		N/A	N/A
Common stock warrants	571,429	0.07000		N/A	N/A
Common stock warrants	666,666	0.09000		N/A	N/A
Common stock warrants	416,667	0.12000		N/A	N/A
Convertible promissory notes	304,732,652		(1)	N/A	N/A
Total	352,547,563

(1)	The principal amount of convertible promissory notes outstanding at December 31, 2015 was $558,000. Under the convertible terms of these notes, the number of shares of common stock into which these notes are convertible is variable because the conversion rates of the notes are based on the trading prices of the common stock over a defined number of trading days leading up to the conversion date during a defined conversion rate pricing period. The actual number of shares underlying these convertible instruments will likely vary from the number assumed above. The number of shares underlying these convertible notes was determined based on the defined conversion rates of the various convertible notes, assuming conversion had occurred as of December 31, 2015.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

At December 31, 2014, the Company had 176,919,302 shares of common stock potentially issuable upon assumed conversion of convertible securities and exercise of stock options and warrants.

For the years ended December 31, 2015 and 2014, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At December 31, 2015, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

During the year ended December 31, 2014, options to purchase 703,000 shares of common stock at an exercise price of $0.028 per share were granted. The stock options fully vested in April 2015. The estimated fair value of these stock options was $20,000.

During the year ended December 31, 2015, stock options to purchase 703,000 shares of common stock at an exercise price of $0.028 per share became vested. During the year ended December 31, 2014, stock options to purchase 100,000 shares of common stock at an exercise price of $0.042 per share became vested. The estimated fair value of stock options which vested during the years ended December 31, 2015 and 2014 was $20,000 and $4,000, respectively.

There were no unvested stock options outstanding at December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $7,000 and $17,000, respectively.

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/14	$0.042 – $1.000	11,797,000	13	11,697,000	$0.193	$0.179
Stock options granted	0.028	703,000	15	-	0.028	0.028
Stock options vested	0.042	-	14	100,000	0.420	0.042
Balance, 12/31/14	0.028 – 1.000	12,500,000	12	11,797,000	0.184	0.169
Stock options vested	0.0028			703,000
Stock options expired	1.000	(30,000)		(30,000)
Balance, 12/31/15	$0.028 – $0.440	12,470,000	11	12,470,000	0.182	0.169

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21% - 4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant.
●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.
●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.
●	No expected dividends.

The following table sets forth information with respect to stock options outstanding at December 31, 2015:

Name	Title	Number of Shares of Common Stock Underlying Stock Options(1)	Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive	1,000,000	$0.440	10/23/2021
	Officer and President	50,000	0.430	11/4/2024
		275,000	0.400	11/17/2025
		1,800,000	0.250	7/25/2026
		1,815,000	0.060	6/24/2027

Gregory G. Coates	Director and President,	500,000	0.440	10/23/2021
	Technology Division	1,800,000	0.240	8/8/2026
		351,500	0.028	4/30/2029

Barry C. Kaye	Director, Treasurer and	125,000	0.440	10/18/2021
	Chief Financial Officer	100,000	0.042	2/11/2028
		351,500	0.028	4/30/2029

Dr. Frank J. Adipietro	Non-employee Director	25,000	0.440	3/28/2022
		50,000	0.430	11/3/2024
		85,000	0.400	11/17/2025
		667,000	0.060	6/24/2027

Dr. Richard W. Evans	Consultant	25,000	0.440	3/28/2022
		50,000	0.390	12/27/2024
		200,000	0.250	2/15/2026
		3,125,000	0.060	6/20/2027

Dr. Michael J. Suchar	Consultant	25,000	0.440	3/28/2022
Richard Whitworth	Non-employee Director	25,000	0.440	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	0.440	4/4/2022

(1) All outstanding stock options are fully vested.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

21. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

Southridge Partners II LP

In July 2014, the Company entered into an equity purchase agreement (the “2014 EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the 2014 EP Agreement, Southridge committed to purchase up to 40,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Ten Million ($10,000,000) Dollars. In June 2015, the 2014 Agreement automatically terminated because Southridge had purchased all 40,000,000 shares of common stock permitted under the 2014 EP Agreement. Accordingly, on July 29, 2015, the Company entered into a new 3-year equity purchase agreement (the “2015 EP Agreement”) with Southridge. Pursuant to the terms of the 2015 EP Agreement, Southridge committed to purchase up to 205,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Twenty Million ($20,000,000) Dollars on the same terms and conditions as the 2014 EP Agreement.

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

During the year ended December 31, 2015, the Company (i) sold all of the 40,000,000 registered shares of common stock to Southridge and received proceeds of $207,000 under the 2014 EP Agreement, and (ii) sold 32,505,910 registered shares of common stock to Southridge and received proceeds of $200,000 under the 2015 EP Agreement.

Dutchess Opportunity Fund II, LP

Pursuant to the terms of an Investment Agreement with Dutchess Opportunity Fund II, LP, in a series of purchase transactions (“Puts”), 4,403,403 registered shares of the Company’s common stock were sold and the Company received proceeds of $162,000, which were used for general working capital purposes. This agreement terminated in 2014. There were no offering costs related to the sales of these shares.

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

Deferred tax assets increased by $3,672,000 and $3,178,000 for the years ended December 31, 2015 and 2014, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

No liability for unrecognized tax benefits was required to be reported at December 31, 2015 and 2014.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for the tax years ended 2011 through 2014, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the years ended December 31, 2015 and 2014, there were no penalties or interest related to the Company’s income tax returns.

Total deferred tax assets and valuation allowances are as follows at December 31:

	2015	2014

Current deferred tax asset - inventory reserve	$195,000	$195,000

Non-Current Deferred Tax Assets:
Net operating loss carryforwards	7,213,000	6,475,000
Stock-based compensation expense	7,272,000	4,242,000
Accrued liabilities not paid	369,000	464,000
Deferred compensation not paid within 2.5 months	450,000	432,000
Accrued interest on notes to related parties	140,000	159,000
Total long-term deferred tax assets	15,445,000	11,772,000
Total deferred tax assets	15,639,000	11,967,000
Less: valuation allowance	(15,639,000)	(11,967,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31 are as follows:

	2015	2014

Federal tax provision at the statutory rate	34.0%	34.0%
State income tax provision (benefit), net of federal benefit	(0.9)	(2.2)
Stock-based compensation expense	(29.7)	(20.0)
Deferred compensation not paid within 2.5 months	0.6	(2.5)
Accrued interest not deductible for tax return purposes	(3.4)	(2.5)
Net change in net operating loss carryforwards	(7.2)	(2.1)
Loss on conversion of convertible notes	(1.1)	0.0
Increase in estimated fair value of embedded derivative liabilities	(0.6)	(0.3)
Accrued liabilities not deductible for tax return purposes	(0.1)	0.3
Officer’s life insurance	(0.0)	(0.0)
Total	(8.4)	(4.7)
Valuation allowance	8.4	4.7
Effective tax rate	0.0%	0.0%

At December 31, 2015, the Company had available, $19,423,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2035. At December 31, 2015, the Company had available $9,276,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2016 and 2035.

23. RELATED PARTY TRANSACTIONS

Issuances of Common Stock and Warrants

Issuances of common stock and common stock warrants to related parties during the year ended December 31, 2015 and 2014 are discussed in detail in Note 16.

Promissory notes to related parties converted into restricted shares of the Company’s common stock are discussed in detail in Note 13.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Issuances of Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the years ended December 31, 2015 and 2014 to related parties are discussed in detail in Note 13.

The promissory notes issued to George J. Coates and Bernadette Coates are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. The promissory note issued to Gregory G. Coates is non-interest bearing.

At December 31, 2015, interest accrued but not paid on outstanding promissory notes to related parties, aggregated $344,000.

Stock Options Granted

Stock options granted to related parties during the years ended December 31, 2015 and 2014 are discussed in detail in Note 21.

Issuances of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates during the years ended December 31, 2014 are discussed in detail in Note 16.

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the years ended December 31, 2015 and 2014 are discussed in detail in Note 16.

Personal Guaranty and Stock Pledge

In connection with the Company’s mortgage loan on the Company’s headquarters facility, George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral.

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

	For the Year Ended,
	2015	2014
George J. Coates (a) (b) (c) (d) (e)	$18,000	$16,000
Gregory G. Coates (f) (g)	178,000	177,000
Bernadette Coates (h)	4,000	4,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

(a)	For the years ended December 31, 2015 and 2014, George J. Coates earned additional base compensation of $250,000 and $250,000, respectively, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheets at December 31, 2015 and 2014.
(b)	During the year ended December 31, 2014, George J. Coates received a compensatory award of the Company’s common stock valued at $950,000 to compensate him for the lost benefits of ownership of the property he contributed to the Company as more fully discussed in Note 13.
(c)	During the period from January 1, 2014 to July 2, 2014, 40,191 shares of Series A Preferred Stock, having an estimated fair value of $100,000 were granted and issued to George J. Coates pursuant to an anti-dilution agreement. On July 3, 2014 181,664 shares of Series A Preferred Stock comprising all of the shares of Series A Preferred Stock previously issued to George J. Coates were converted into 181,664 shares of Series B Convertible Preferred Stock, $0.001 par value per share.
(d)	On August 1, 2014, 50,000 shares of Series A Preferred Stock with an estimated fair value of $69,000, were issued to George J. Coates as an inducement to him to consider future offers from investors to acquire substantial ownership interests in the Company as a means of raising substantial new working capital for the Company.
(e)	During the year ended December 31, 2015 and 2014, George J. Coates was awarded 2,708,430 and 541,933 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $7,495,000 and $8,070,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(f)	Includes compensation paid in 2015 and 2014 for vacation earned but not taken.
(g)	During the years ended December 31, 2015 and 2014, Gregory G. Coates was awarded 184,382 and 40,593 shares of Series B Convertible Preferred Stock with an estimated fair value of $506,000 and $607,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(h)	For the years ended December 31, 2015 and 2014, Bernadette Coates earned additional base compensation of $67,000 and $67,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at December 31, 2015 and 2014.

During the years ended December 31, 2015 and 2014, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $83,000 and $170,000, respectively. For the year ended December 31, 2015, Mr. Kaye earned compensation of $111,000, $5,000 of which was paid and the unpaid balance of $106,000 is being deferred until the Company has sufficient working capital to remit payment to him. This unpaid amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2015. During the years ended December 31, 2015 and 2014, Barry C. Kaye was awarded 14,435 and 2,976 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $40,000 and $44,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

24. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2015:

		Due Within
	Total	2016	2017	2018
Promissory notes to related parties	$1,456,000	$1,456,000	$-	$-
Mortgage loan payable	1,388,000	60,000	60,000	1,268,000
Deferred compensation	922,000	922,000	-	-
Convertible promissory notes	558,000	294,000	264,000	-
Finance lease obligation	23,000	23,000	-	-
Total	$4,347,000	$2,755,000	$324,000	$1,268,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

25. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

26. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This update was designed to simplify the presentation of deferred taxes by eliminating the requirement to separately classify the current and non-current portion of deferred tax assets and liabilities. Accordingly, this update will require that all deferred tax assets and liabilities be presented as non-current. This update will become effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this update and the transition alternatives, however, at this time it does not expect it will have a material effect on its financial statements.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements (“Going Concern Doubt”). The evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date of the financial statements. When such evaluation determines that Going Concern Doubt does exist, then management is required to consider whether or not it is probable that its plans to mitigate the Going Concern Doubt can be effective and timely to address the Going Concern Doubt. This update further provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. As permitted thereunder, the Company has elected to implement this update early and it has been applied in the financial statements for the years ended December 31, 2015 and 2014. Early adoption did not have a material effect on the Company’s financial position or results of operations.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

27. SUBSEQUENT EVENTS

Common Stock Sold Under Equity Purchase Agreement

During the three months ended March 31, 2016, the Company sold 37,619,488 registered shares of its common stock in accordance with the 2015 Equity Purchase Agreement and received cash proceeds of $100,000. In February 2016, the Company delivered a Put Notice to Southridge and delivered the requisite number of shares of its common stock as required under the Equity Purchase Agreement, 15,611,008 of which had not been sold as of April 8, 2016. These shares may be sold by Southridge at any time if there is a Put Notice in force or returned upon request of the Company.

Issuance of Convertible Promissory Notes

During the three months ended March 31, 2016, the Company issued three convertible promissory notes and received net proceeds of $88,000 after transaction costs. The holders may convert the convertible note at any time beginning six months after funding, into shares of the Company's common stock at a conversion price ranging from 62% to 70% of the trading price, as defined, of the Company’s common stock over a specified trading period prior to the date of conversion.

Private Sales of Shares of Common Stock and Common Stock Warrants

In March and April 2016, the Company issued 35,000,000 unregistered, restricted shares of common stock and 35,000,000 common stock warrants to purchase one share of restricted common stock at a price per share of $0.001 to a private investor in consideration for $35,000. This transaction was a private sale of unregistered, restricted securities.

Conversion of Convertible Promissory Notes

During the three months ended March 31, 2016, in a series of transactions, $300,000 principal amount of convertible promissory notes, including accrued interest thereon were converted into 239,858,385, unregistered shares of the Company’s common stock.

Issuance of Anti-dilution shares

During the three months ended March 31, 2016, the Company issued 1,263,978, 86,048 and 6,736 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $1,641,000, $112,000 and $9,000, respectively.

Issuance and Repayment of 17% Promissory Notes to Related Parties

In April 2016, the Company issued a $5,000, 17% promissory note due to George J. Coates. In February 2016, the Company partially repaid 17% promissory notes due to George J. Coates amounting $10,000.

Deferred Compensation

As of April 8, 2015, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $64,000, $29,000 and $17,000, respectively, bringing their total deferred compensation to $795,000, $135,000 and $209,000, respectively.

Designation of Series B Convertible Preferred Stock

In February 2016, the Company designated an additional 20,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share, bringing the total number of authorized shares to 25,000,000.