Form 10-Q
period 2016-03-31
COATES INTERNATIONAL LTD \DE\
filed 2016-05-12
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

As of May 10, 2016, the Registrant had 1,378,132,809 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$42,560	$29,207
Inventory, net	225,913	218,018
Deferred offering costs and other assets	4,164	9,117
Total Current Assets	272,637	256,342
Property, plant and equipment, net	2,108,805	2,108,990
Deferred licensing costs, net	41,378	42,449
Total Assets	$2,422,820	$2,407,781

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,072,738	$2,022,568
Promissory notes to related parties	1,445,882	1,455,882
Deferred compensation payable	1,001,454	922,144
Derivative liability related to convertible promissory notes	511,849	632,927
Convertible promissory notes, net of unamortized discount	305,759	408,110
Current portion of license deposits	150,595	150,595
Unearned revenue	60,725	60,725
Mortgage loan payable	60,000	60,000
Current portion of finance lease obligation, net of unamortized discount	-	19,349
Total Current Liabilities	5,609,002	5,732,300
Non-current portion of mortgage loan payable	1,313,158	1,328,159
Non-current portion of license deposits	641,575	646,375
Total Liabilities	7,563,735	7,706,834

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 50,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	50	50
Series B Convertible Preferred Stock, 25,000,000 and 5,000,000 shares designated, 4,849,511 and 3,492,749 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4,871	3,493
Common Stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,334,331,531 and 1,036,791,116 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	133,395	103,679
Additional paid-in capital	53,849,434	51,564,723
Accumulated deficit	(59,128,665)	(56,970,998)
Total Stockholders' Deficiency	(5,140,915)	(5,299,053)
Total Liabilities and Stockholders' Deficiency	$2,422,820	$2,407,781

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2016	2015

Sublicensing fee revenue	$4,800	$4,800
Total Revenues	4,800	4,800
Expenses:
Research and development costs	91,561	93,911
Compensation and benefits	1,831,817	2,228,235
General and administrative expenses	77,078	148,206
Depreciation and amortization	12,749	15,963
Total Operating Expenses	2,013,205	2,486,315
Loss from Operations	(2,008,405)	(2,481,515)
Other Income (Expense):
Decrease in estimated fair value of embedded derivative liabilities	121,078	44,032
Loss on conversion of convertible notes	(26,380)	(104,504)
Interest expense, net	(243,960)	(272,782)
Total other income (expense)	(149,262)	(333,254)
Loss Before Income Taxes	(2,157,667)	(2,814,769)
Provision for income taxes	-	-
Net Loss	$(2,157,667)	$(2,814,769)

Basic net loss per share	$(0.00)	$(0.01)
Basic weighted average shares outstanding	1,144,882,150	504,806,827
Diluted net loss per share	$(0.00)	$(0.01)
Diluted weighted average shares outstanding	1,144,882,150	504,806,827

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2016	2015

Net Cash Used in Operating Activities	$(151,530)	$(134,651)

Cash Used in Investing Activities:
Acquisition of property, plant and equipment	(11,492)	(22,358)
Total Cash Used in Investing Activities	(11,492)	(22,358)

Cash Flows Provided (Used in) by Financing Activities:
Issuance of common stock under equity line of credit	100,000	-
Issuance of convertible promissory notes	85,000	50,000
Issuance of common stock and warrants	25,000	-
Issuance of promissory notes to related parties	-	40,000
Repayment of mortgage loan	(15,000)	(15,000)
Repayment of promissory notes to related parties	(10,000)	(67,000)
Finance lease obligation payments	(8,625)	(15,520)
Repayment of convertible promissory notes	-	(26,375)
Net Cash Provided by (Used in) Financing Activities	176,375	(33,895)
Net Increase (Decrease) in Cash	13,353	(190,904)
Cash, beginning of period	29,207	263,526
Cash, end of period	$42,560	$72,622

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$26,925	$25,813

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$978,209	$402,818

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

March 31, 2016

(All amounts rounded to thousands of dollars)

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the “Company” or “CIL”) has acquired the exclusive licensing rights for the Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world. The Company is endeavoring to raise working capital to commence production of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets)” and is also seeking to enter into sublicense agreement with third party, original equipment manufacturers (“OEM’s”) which provide for licensing fees. The Company is also continuing with research and development of a hydrogen reactor to harvest Hydroxy-Gas from water with the intent to power the Company’s products, including large industrial Gen Sets. George J. Coates, owner of the hydrogen reactor technology, has committed to license this technology to the Company once the related patent protection is in place.

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

 Coates International, Ltd.

Notes to Financial Statements - (Continued)

Basis of Presentation

The accompanying condensed financial statements include the accounts of the Company. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed financial statements have been reclassified to conform to the current period’s presentation.

These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse, Gregory G. Coates and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines® are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation and remeasurement of the estimated fair value of embedded derivative liabilities related to convertible promissory notes issued.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2016, had a stockholders’ deficiency of ($5,141,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At March 31, 2016, the Company had negative working capital of ($5,336,000) compared with negative working capital of ($5,476,000) at the end of 2015.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Under the License Agreement, George J. Coates and Gregory G. Coates agreed that they will not grant any Western Hemisphere licenses to any other party with respect to the CSRV® Intellectual Property.

At March 31, 2016 and December 31, 2015, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $41,000 and $42,000, respectively. Amortization expense for the three months ended March 31, 2016 and 2015 amounted to $1,000 and $1,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and ship Gen Sets to Almont. At March 31, 2016, the remaining balance of the Release Payment due to the Company was $5,847,000.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Coates Power has agreed to initially source its production parts and components from the Company. In February 2015, the Company received an order from Coates Power for approximately $131,000 of production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. In June, 2015, by mutual consent of the parties, it was agreed that the Company would assemble two completed Gen Sets for shipment to Coates Power in China in lieu of shipping the parts and components. This amount is included in Deposits in the accompanying balance sheet at March 31, 2016.

7. INVENTORY

Inventory consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$538,000	$554,000
Work-in-process	75,000	51,000
Less: Reserve for obsolescence	(387,000)	(387,000)
Total	$226,000	$218,000

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are to be recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through March 31, 2016, the Company has recognized a total of $96,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the three months ended March 31, 2016 and 2015. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

Sublicensing fee revenue for the three months ended March 31, 2016 and 2015 amounted to $5,000 and $5,000, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consist of the following:

	March 31, 2016	December 31, 2015
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	46,000
	3,028,000	3,017,000
Less: Accumulated depreciation	(919,000)	(908,000)
Total	$2,109,000	$2,109,000

Depreciation expense amounted to $12,000 and $15,000 for the three months ended March 31, 2016 and 2015, respectively.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2018. Interest expense for the three months ended March 31, 2016 and 2015 on this mortgage amounted to $26,000 and $18,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at March 31, 2016 and December 31, 2015 was $1,373,000 and $1,388,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

11. FINANCE LEASE OBLIGATION

In August 2013, the Company entered into a sale/leaseback financing arrangement pursuant to which it sold its research and development and manufacturing equipment in consideration for net cash proceeds of $133,000. This lease terminated in February 2016, upon which the Company reacquired title to the equipment. The effective interest rate on this lease was 36.6%.

In accordance with GAAP, this sale/leaseback was required to be accounted for as a financing lease. Under this accounting method, the equipment and accumulated depreciation remained on the Company’s books and records as if the Company still owned the equipment.

For the three months ended March 31, 2016 and 2015, interest expense on this lease amounted to $2,000 and $10,000, respectively. These amounts are included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2016	December 31, 2015
Legal and professional fees	$1,342,000	$1,368,000
Accrued interest expense	372,000	376,000
General and administrative expenses	244,000	163,000
Research and development costs	115,000	115,000
Total	$2,073,000	$2,022,000

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the three months ended March 31, 2015, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $40,000. During the three months ended March 31, 2016 and 2015 the Company repaid promissory notes to George J. Coates in the aggregate principal amount of $10,000 and $58,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At March 31, 2016, the outstanding balance of $298,000, consisted of unpaid, accrued interest thereon.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. As required by GAAP, interest at the rate of 10% per annum amounting to $36,000 has been imputed on this promissory note for the three months ended March 31, 2016. At March 31, 2016, the outstanding principal balance was $1,438,000.

Promissory Notes Issued to Bernadette Coates

During the three months ended March 31, 2016 and 2015, the Company repaid promissory notes to Bernadette Coates, spouse of George J. Coates, in the aggregate principal amount of $-0- and $9,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At March 31, 2016, the outstanding balance amounted to $69,000, including accrued interest thereon.

For the three months ended March 31, 2016 and 2015, aggregate interest expense on all promissory notes to related parties amounted to $52,000 and $57,000, respectively. Unpaid accrued interest on these promissory notes amounting to $367,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2016.

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which, are used for general working capital purposes. At March 31, 2016, there was $383,000 principal amount of convertible promissory notes outstanding. During the three months ended March 31, 2016 and 2015, $91,000 and $53,000, respectively, of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 40% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at March 31, 2016 and December 31, 2015 ranged from 65% to 183%. The unamortized discount on the outstanding convertible notes at March 31, 2016 and December 31, 2015 amounted to $64,000 and $150,000, respectively.

The convertible notes generally become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty of from 25% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with a balance of $199,000 is convertible in monthly installments in an amount determined by the noteholder of up to $53,000, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash, without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

In accordance with GAAP, the estimated fair value of the embedded derivative liability related to the convertible notes is required to be remeasured at each balance sheet date. The fair value measurement accounting standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used, when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The three levels of the fair value hierarchy are as follows:

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value at:

	March 31, 2016	December 31, 2015

Level 1 Inputs	$-	$-
Level 2 Inputs	512,000	633,000
Level 3 Inputs	-	-
Total	$512,000	$633,000

In a series of transactions, during the three months ended March 31, 2016, convertible promissory notes with an aggregate principal balance of $295,000, including accrued interest thereon were converted into 234,920,926 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $26,000 for during the three months ended March 31, 2016.

In a series of transactions, during the three months ended March 31, 2015, convertible promissory notes with an aggregate principal balance of $426,000, including accrued interest thereon were converted into 142,831,226 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $105,000 for during the three months ended March 31, 2015. In February 2015, the Company also repaid $27,000 of a convertible promissory note, including accrued interest thereon without penalty.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

At March 31, 2016, the Company had reserved 457,000,000 shares of its unissued common stock for conversion of convertible promissory notes.

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

The following common stock transactions occurred during the three months ended March 31, 2016:

●	In a series of transactions during the three months ended March 31, 2016, convertible promissory notes with an aggregate principal balance of $295,000, including accrued interest thereon were converted into 234,920,926 unregistered shares of common stock.

●	In a series of transactions during the three months ended March 31, 2016, the Company issued 37,234,002 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2015 EP Agreement, as discussed in Note 20, in consideration for $100,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock. At March 31, 2016, there were 15,996,454 shares of common stock previously delivered and held by Southridge which had not been sold. These shares may be held by Southridge until sold under future Put Notices or until the Company requests that they be returned.

●	In March 2016, the Company made a private sale, pursuant to a stock purchase agreement of 25,000,000 unregistered shares of its common stock and 25,000,000 common stock warrants to purchase one unregistered share of its common stock at an exercise price of $0.001 per share in consideration for $25,000.

The following common stock transactions occurred during the three months ended March 31, 2015:

●	In a series of transactions during the three months ended March 31, 2015, convertible promissory notes with an aggregate principal balance of $426,000, including accrued interest thereon were converted into 142,831,226 unregistered shares of common stock.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

At March 31, 2016, on a pro forma basis, the approximate number of shares of common stock that would be issued if all of the Company’s outstanding convertible instruments and stock options had been converted or exercised was 458,859,000.

Preferred Stock and anti-dilution rights

The Company is authorized to issue 100,000,000 shares of preferred stock, par value, $0.001 per share (the “Preferred Stock”). The Company may issue any class of the Preferred Stock in any series. The board is authorized to establish and designate series, and to fix the number of shares included in each such series and the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued, shall be designated to distinguish the shares of each series from shares of all other series.

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated, 50,000 and 50,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 25,000,000 and 5,000,000 shares designated, 4,849,511 and 3,492,749 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of Series B are entitled to one thousand votes per share held, on all matters brought before the shareholders for a vote.

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

The Company has anti-dilution provisions in place for key executives which are triggered upon the issuance of new shares of its common stock to individuals that are not direct Coates family members or entities that are not controlled by direct Coates family members. These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition. These provisions are as follows:

●	For each such new share of common stock issued, shares of Series B will be issued to Mr. Coates equal to that number of shares of Series B required to maintain his ownership percentage of shares of common stock outstanding on a pro forma basis, at 78%. The ownership percentage of 78% represents the percentage of outstanding common stock that Mr. Coates originally held at December 31, 2002.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

●	For each such new share of common stock issued, shares of Series B will be issued to Gregory G. Coates in order to maintain his ownership percentage of common stock at 5.31% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This was his percentage ownership of common stock at December 31, 2002.

●	For each such new share of common stock issued, shares of Series B will be issued to Barry C. Kaye in order to maintain his ownership percentage of common stock at a calculated percentage of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This calculated percentage, which was 0.04157% at March 31, 2016, is equal to the weighted average percentage ownership of common stock he purchased, based on the number of shares of common stock outstanding on each date he acquired. This percentage is subject to adjustment if he acquires or disposes of shares of the Company’s common stock in the future.

The number of shares of Series B outstanding at March 31, 2016, consisted of 4,514,341, 311,023 and 24,147 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. None of the outstanding shares of Series B may be converted prior to July 2, 2016.

For the three months ended March 31, 2016, 1,263,978, 86,048 and 6,736 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $1,641,000, $112,000 and $9,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for three months ended March 31, 2016.

For the three months ended March 31, 2015, 640,657, 43,614 and 3,414 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $1,993,000 $136,000 and $11,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the three months ended March 31, 2015.

In the event that all of the 4,849,511 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 4,849,511,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at March 31, 2016, this would dilute the ownership percentage of non-affiliated stockholders from 78.0% to 16.2%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

16. DEPOSITS

Deposits at March 31, 2016, consisted of the following:

●	A deposit received with an order for two CSRV® Gen Sets from Coates Power, Ltd., a China-based unaffiliated manufacturing company in the amount of $132,000.

●	A $19,000 non-refundable deposit from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

17. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended March 31, 2016 and 2015 amounted to $5,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

18. LOSS PER SHARE

At March 31, 2016, there were stock warrants outstanding to purchase 60,344,911 shares of common stock at exercise prices ranging from $0.001 to $0.12 per share and vested stock options outstanding to acquire 12,470,000 shares of common stock at exercise prices ranging from $0.028 to $0.44 per share and $252,000 of convertible promissory notes eligible for conversion, which on a pro forma basis, assuming they would have been converted on March 31, 2016, would have been convertible into 244,775,045 shares of common stock.

At March 31, 2015, there were stock warrants outstanding to purchase 35,344,911 shares of common stock at exercise prices ranging from $0.02 to $0.35 per share and vested stock options outstanding to acquire 12,500,000 shares of common stock at exercise prices ranging from $0.028 to $1.00 per share and $146,000 of convertible promissory notes eligible for conversion, which on a pro forma basis, assuming they would have been converted on March 31, 2015, would have been convertible into 77,840,437 shares of common stock.

For the three months ended March 31, 2016 and 2015, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At March 31, 2016, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

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

During the three months ended March 31, 2016 and 2015, no stock options were granted. There were no unvested stock options outstanding at March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $-0- and $5,000, respectively. At March 31, 2016, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 3/31/16	$0.028 – $0.44	12,470,000	11	12,470,000	$0.184	$0.169

No stock options were exercised, forfeited or expired during the three months ended March 31, 2016 and 2015.

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

20. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

Southridge Partners II LP

In July 2015, the Company entered into a 3-year equity purchase agreement (the “2015 EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the 2015 EP Agreement, Southridge committed to purchase up to 205,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Twenty Million ($20,000,000) Dollars.

The terms of the 2015 EP Agreement provides that the purchase price for the shares of common stock shall be equal to 94% of the lowest closing price of the common stock during the ten trading days that comprise the defined pricing period. The Company is entitled to exercise a Put to Southridge by delivering a Put Notice, which requires Southridge to remit the dollar amount stated in the Put Notice at the end of the pricing period, provided, however, that for each day during the pricing period, if any, that the daily closing price of the Company’s common stock is (i) 25% or more below the Floor Price, as defined, or (ii) if the daily volume weighted average trading price of the stock was below the Floor Price, if any, stipulated in the Put Notice issued by the Company, then the dollar amount of the Put shall be reduced by 10% for each such day. The Company may stipulate a Floor Price below which, no shares of common stock may be sold by Southridge, however, the Floor price shall not be lower than the lowest daily volume weighted average price of the common stock during the ten trading days preceding the date of the Put Notice.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge. Pursuant to the terms of the Registration Rights Agreement, on July 30, 2015, the Company filed a registration statement with the SEC covering 205,000,000 shares of common stock underlying the 2015 EP Agreement which was declared effective August 5, 2015.

During the three months ended March 31, 2016, the Company sold 37,234,042 registered shares of common stock to Southridge and received proceeds of $100,000 under the 2015 EP Agreement.

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

Deferred tax assets increased by $833,000 and $1,035,000 for the three months ended March 31, 2016 and 2015, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2016 and December 31, 2015.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2012 through 2014, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2016 and 2015, there were no penalties or interest related to the Company’s income tax returns.

At March 31, 2016, the Company had available, $19,581,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2036 and $9,419,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2015 and 2036.

22. RELATED PARTY TRANSACTIONS

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the three months ended March 31, 2016 and 2015, are discussed in detail in Note 13.

Issuances of Preferred Stock

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the three months ended March 31, 2016 and 2015 are discussed in detail in Note 15.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

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

	For the three months ended March 31,
	2016	2015
George J. Coates (a) (b)	$3,000	$2,000
Gregory G. Coates (c)	40,000	47,000
Bernadette Coates (d)	1,000	1,000

(a)	For the three months ended March 31, 2016 and 2015, George J. Coates earned additional base compensation of $63,000 and $63,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at March 31, 2016 and 2015.

(b)	During the three months ended March 31, 2016 and 2015, George J. Coates was awarded 1,263,978 and 640,657 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $1,641,000 and $1,993,000, respectively, for anti-dilution.

(c)	During the three months ended March 31, 2016 and 2015, Gregory G. Coates was awarded 86,048 and 43,614 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $112,000 and $136,000, respectively, for anti-dilution.

(d)	For the three months ended March 31, 2016 and 2015, Bernadette Coates earned additional base compensation of $17,000 and $17,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at March 31, 2016 and 2015.

During the three months ended March 31, 2016 and 2015, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $-0- and $18,000, respectively. For the three months ended March 31, 2016 and 2015, Mr. Kaye earned compensation of $23,000 and $34,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. At March 31, 2016, the total amount of Mr. Kaye’s unpaid, deferred compensation was $129,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2016. During the three months ended March 31, 2016 and 2015, Barry C. Kaye was awarded 6,736 and 3,414 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $9,000 and $11,000, respectively, for anti-dilution.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

23. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at March 31, 2016:

	Total	2016	2017	2018

Promissory notes to related parties	$1,446,000	$1,446,000	$-	$-
Mortgage loan payable	1,373,000	60,000	60,000	1,253,000
Deferred compensation	1,001,000	1,001,000	-	-
Convertible promissory notes	383,000	151,000	232,000	-
Total	$4,203,000	$2,658,000	$292,000	$1,253,000

24. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

25. RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company will adopt ASU 2016-10 with ASU 2014-09. The Company is currently evaluating the impact of adopting the new revenue recognition standard, as amended, but does not expect it to have a material impact on its financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard, but does not expect it to have a material impact on its financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its financial statements.

Inventory Measurement

In July 2015, the FASB issued ASU No. 2015-11, “Inventory – Simplifying the Measurement of Inventory (Topic 330)”. This update requires that inventory value be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Currently, generally accepted accounting principles require that inventory be valued at the lower of cost or market price to replace the inventory. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. Earlier application is permitted. This update is required to be applied prospectively. The Company is currently evaluating the impact of this update; however, at this time it does not expect it will have a material impact on its financial statements.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

26. SUBSEQUENT EVENTS

Common Stock Sold Under Equity Purchase Agreement

Under the 2015 EP Agreement, Southridge purchased 15,197,568 shares of common stock from the Company in consideration for $20,000. In May 2016, the Company delivered 20,000,000 shares of its common stock as required under the Equity Purchase Agreement. At May 11, 2016, Southridge was holding 20,798,886 of common stock that had not been sold under the 2015 EP Agreement, which may be retained by Southridge and applied to a future Put Notice or returned promptly to the Company, upon request.

Private Sale of Shares of Common Stock and Common Stock Warrants

In April 2016, the Company issued 10,000,000 unregistered, restricted shares of common stock and 10,000,000 common stock warrants to purchase one share of restricted common stock at a price per share of $0.001 to a private investor in consideration for $10,000. This transaction was a private sale of unregistered, restricted securities.

Transactions Related to Conversion of Convertible Promissory Notes

●	During April and May 2016, a total of $15,000 principal amount of convertible promissory notes was converted into 16,211,253 unregistered, restricted shares of the Company’s common stock.

●	In April 2016, the Company issued 17,590,025 unregistered, restricted shares of its common stock to the holder of a promissory note. These shares were required to be issued in connection with the remeasurement of the conversion price in the event that the trading price of the Company’s common stock falls over a defined trading period subsequent to the original date on conversion, which occurred in March 2016. The value of these shares will be recorded as a loss on conversion in the Company’s statement of operation for the three months ended June 30, 2016.

Issuance of Anti-dilution shares

In May 2016, the Company issued 454,300, 30,933 and 2,422 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $327,000, $22,000 and $2,000, respectively.

Issuances of Promissory Notes to Related Parties

In April and May 2016, the Company issued promissory notes to George J. Coates and received cash proceeds of $28,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Deferred Compensation

As of May 10, 2016, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $27,000, $17,000 and $7,000, respectively, bringing their total aggregate deferred compensation to $820,000, $146,000 and $215,000, respectively.

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

For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Background

We have completed development of the Coates® spherical rotary valve engine technology. This technology has been successfully applied to natural gas fueled industrial electric power CSRV® generator engines (“Gen Sets”), automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks.

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

If successful, the hydrogen reactor technology will only require an available supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the conventional engines to burn out in a rather short period of time. The materials and components in the more advanced design of the CSRV® engines do not require such lubrication, enabling them to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology. A number of new related patent applications are in process to protect this intellectual property. Although at this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been and continues to be responsible for all costs incurred related to the development of this technology.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) sales of our common stock under our equity purchase agreement with Southridge, (ii) issuance of promissory notes to related parties and issuance of convertible notes, (iii) pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, and (iv) positive working capital generated from sales of our CSRV® products to other customers once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements.

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to $100 million. We received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay us 25% of all funds it receives from any and all sources until the entire $100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the remaining unpaid balance of the $100 million licensing fee shall become immediately due and payable.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Our principal business activities and efforts for the three months ended March 31, 2016 and 2015 were devoted to (i) commencing production of a limited number of CSRV® Industrial Generator Sets in the United States during 2016, including procurement of parts, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the CSRV® system technology and the hydrogen reactor technology in 2016 and 2015.

Although we incurred substantial net losses for the three months ended March 31, 2016 and 2015 of ($2,157,667) and ($2,814,769), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used by operating activities amounting to ($151,530) and ($134,651) for the three months ended March 31, 2016 and 2015, respectively, was significantly less than these reported net losses.

Revenue

There were no sales for the three months ended March 31, 2016 and 2015.

Sublicensing fee revenue for the three months ended March 31, 2016 and 2015 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the three months ended March 31, 2016 and 2015 were primarily related to continuing refinement of production parts and components for CSRV® Industrial Gen Sets and, to a lesser extent, the Hydrogen Reactor Project. Research and development expenses decreased by ($2,350) to $91,561 in 2016 from $93,911 in 2015.

Compensation and Benefits

Compensation and benefits decreased by ($396,418) to $1,831,817 for the three months ended March 31, 2016 from $2,228,235 for the three months ended March 31, 2015. This decrease was primarily due to a decrease in stock-based compensation of $380,237. Stock-based compensation arose from issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

General and Administrative Expenses

General and administrative expenses decreased by ($71,128) to $77,078 for the three months ended March 31, 2016 from $148,206 for the three months ended March 31, 2015. This net decrease in 2016 resulted from decreases in legal and professional fees of ($57,665), net miscellaneous expense of ($12,461), financing costs of ($1,992), repairs and maintenance of ($1,199) and a net decrease in all other expenses of ($2,720), partially offset by increases in investor relations expenses of $2,537 and patent maintenance costs of $2,372.

Depreciation and Amortization

Depreciation and amortization expense decreased to $12,749 for the three months ended March 31, 2016 from $15,963 for the three months ended March 31, 2015.

Loss from Operations

A loss from operations of ($2,008,405) was incurred for the three months ended March 31, 2016 compared with a loss from operations of ($2,481,515) for the three months ended March 31, 2015.

Other Income (Expense)

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended March 31, 2016 and 2015, other income was recorded to reflect the decrease in the fair value of embedded liabilities of $121,078 and $44,032, respectively.

Loss on conversion of convertible notes

For the three months ended March 31, 2016 and 2015, the Company realized a loss on conversion of convertible notes of ($26,380) and ($104,504), respectively.

Interest Expense

Interest expense decreased to ($243,960) for the three months ended March 31, 2016 from ($272,782) in 2015. Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $160,427, interest on promissory notes to related parties of $51,654, mortgage loan interest of $26,234, interest expense related to the sale/leaseback of equipment of $1,618 and net other interest of $4,027.

Interest expense in 2015 consisted of non-cash interest related to convertible promissory notes of $223,061, interest on promissory notes to related parties of $21,288, mortgage loan interest of $17,708, interest expense related to the sale/leaseback of equipment of $10,131 and net other interest of $594.

Deferred Taxes

For the three months ended March 31, 2016 and 2015, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended March 31, 2016, we incurred a net loss of ($2,157,667) or ($0.00) per share, as compared with net loss of ($2,814,769) or ($0.01) per share for three months ended March 31, 2015. Included in the net loss for the three months ended March 31, 2016 and 2015 was $1,879,848 and $2,438,702, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at March 31, 2016 was $42,560, an increase of $13,353 from the cash position of $29,207 at December 31, 2015. We had negative working capital of ($5,336,365) at March 31, 2016 which represents an improvement in our working capital of $139,593 compared to the ($5,475,958) of negative working capital at December 31, 2015. Our current liabilities of $5,609,002 at March 31, 2016, decreased by $123,298 from $5,732,300 at December 31, 2015. This net decrease primarily resulted from (i) a $121,078 net decrease in the derivative liability related to convertible promissory notes, (ii) a $102,351, decrease in the carrying amount of convertible notes, net of unamortized discount, (iii) repayment of the $19,349 current portion of a finance lease obligation and (iv) net repayment of $10,000 of promissory notes to related parties, partially offset by (v) a $79,310 increase in deferred compensation payable and (vi) a $50,170 increase in accounts payable and accrued liabilities.

Operating activities utilized cash of ($151,530) for the three months ended March 31, 2016, an increase of $16,879 from the cash utilized for operating activities of ($134,651) for the three months ended March 31, 2015. Cash utilized by operating activities in the three months ended March 31, 2016 resulted primarily from (i) a cash basis net loss of ($277,819), after adding back non-cash stock-based compensation expense of $1,761,905, interest accrued, but not paid of $217,035, a non-cash decrease in embedded derivative liabilities related to convertible notes of ($121,078), a non-cash loss on conversion of convertible notes of $26,380, depreciation and amortization of $12,748 and non-cash licensing revenues and other income of ($17,142) and (ii) changes in current assets and liabilities, including an increase in inventory of ($7,896), a decrease in deferred offering costs and other assets of $4,953, an increase of $49,922 in accounts payable and accrued liabilities and an increase in deferred compensation payable of $79,310.

Cash used in investing activities of $11,492 for the three months ended March 31, 2016, consisted of outlays for furniture.

Cash provided by financing activities for the three months ended March 31, 2016, amounted to $176,375. This was comprised of proceeds from issuances of common stock under an equity purchase agreement of $100,000, issuances of convertible promissory notes aggregating $85,000 and proceeds from issuances of common stock and warrants amounting to $25,000, partially offset by principal repayments of ($15,000) on a mortgage loan payable, repayments of promissory notes held by related parties of ($10,000) and finance lease obligation payments amounting to ($8,625).

Going Concern

We have incurred net recurring losses since inception, amounting to ($59,128,665) as of March 31, 2016 and had a stockholders’ deficiency of ($5,140,915). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 14, 2016, with respect to our financial statements as of and for the year ended December 31, 2015, that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2016, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses for distribution of our CSRV® products, raising working capital to enable us to commence production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources of working capital and new funding being pursued by us include (i) sales of common stock and warrants, (ii) issuances of promissory notes and convertible promissory notes, (iii) proceeds from sales of CSRV® Gen Sets and (iv) new equity investment and/or up front licensing fees from prospective new sublicensees. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

At March 31, 2016, current liabilities amounted to $5,609,002, primarily comprised of promissory notes due to related parties aggregating $1,445,882, $1,342,027 of legal and professional fees, deferred compensation of $1,001,454, an embedded derivative liability related to our convertible promissory notes of $511,849, accrued interest expense of $371,530, $305,759 of convertible promissory notes, net of unamortized discount, accrued general and administrative expenses of $244,322, deposits of $150,595, accrued research and development expenses of $114,859, the current portion of license deposits of $60,725 and the current portion of a mortgage loan amounting to $60,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2016:

	Total	2016	2017	2018

Promissory notes to related parties	$1,445,882	$1,445,882	$-	$-
Mortgage loan payable	1,373,158	60,000	60,000	1,253.158
Deferred compensation	1,001,454	1,001,454	-	-
Convertible promissory notes	382,521	150,500	232,021	-
Total	$4,203,015	$2,657,836	$292,021	$1,253,148

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2016, which are contained in this filing and notes to financial statements for the year ended December 31, 2015 which are contained in the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

New Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company will adopt ASU 2016-10 with ASU 2014-09. The Company is currently evaluating the impact of adopting the new revenue recognition standard, as amended, but does not expect it to have a material impact on its financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard, but does not expect it to have a material impact on its financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of the new financial instruments standard will have a material impact on its financial statements.

Inventory Measurement

In July 2015, the FASB issued ASU No. 2015-11, “Inventory – Simplifying the Measurement of Inventory (Topic 330)”. This update requires that inventory value be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Currently, generally accepted accounting principles require that inventory be valued at the lower of cost or market price to replace the inventory. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. Earlier application is permitted. This update is required to be applied prospectively. The Company is currently evaluating the impact of this update; however, at this time it does not expect it will have a material impact on its financial statements.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2015 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the three months ended March 31, 2016 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, during the three months ended March 31, 2016, we issued $91,000 of convertible promissory notes to various accredited investors and, after transaction costs, received net proceeds of $85,000. The nominal interest rate on these notes ranged from 9.75% to 10%. These notes are generally convertible into unregistered shares of our common stock at any time beginning six months after issuance, with the exception of $25,000 principal amount which qualified for immediate conversion on the date of issuance. These convertible notes provide for conversion rates at discounts from the trading price of our common stock over a defined number of trading days leading up to the date of conversion (the “Market Price”). The discounts ranged from 30% to 38% of the Market Price.

In a series of transactions, during the three months ended March 31, 2016, an aggregate of $294,679 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 234,920,926 unregistered shares of our common stock.

In March 2016, we made a private sale, pursuant to a stock purchase agreement of 25,000,000 unregistered shares of our common stock and 25,000,000 common stock warrants to purchase one unregistered share of our common stock at an exercise price of $0.001 per share in consideration for $25,000.

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

COATES INTERNATIONAL, LTD.

Date: May 12, 2016	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)