Form 10-Q
period 2016-06-30
COATES INTERNATIONAL LTD \DE\
filed 2016-08-11
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

As of August 8, 2016, the Registrant had 2,595,183,814 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2016

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	1
	Statements of Operations	2
	Condensed Statements of Cash Flows	3
	Notes to Financial Statements	4-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURES		35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.
Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$5,231	$29,207
Inventory, net	246,545	218,018
Other current assets	4,382	9,117
Total Current Assets	256,158	256,342
Property, plant and equipment, net	2,098,751	2,108,990
Deferred licensing costs, net	40,307	42,449
Total Assets	$2,395,216	$2,407,781

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,265,656	$2,022,568
Promissory notes to related parties	1,493,882	1,455,882
Deferred compensation payable	1,080,763	922,144
Convertible promissory notes, net of unamortized discount	238,782	408,110
Derivative liability related to convertible promissory notes	215,146	632,927
Unearned revenue	150,595	150,595
Current portion of license deposits	60,725	60,725
Mortgage loan payable	60,000	60,000
Current portion of finance lease obligation, net of unamortized discount	-	19,349
Total Current Liabilities	5,565,549	5,732,300
Non-current portion of mortgage loan payable	1,298,158	1,328,159
Non-current portion of license deposits	636,775	646,375
Total Liabilities	7,500,482	7,706,834

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 50,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	50	50
Series B Convertible Preferred Stock, 25,000,000 and 5,000,000 shares designated, 7,424,618 and 3,492,749 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	7,425	3,493
Common Stock, $0.0001 par value, 12,000,000,000 shares authorized, 1,743,658,394 shares issued and outstanding at June 30, 2016 and 2,000,000,000 shares authorized, 1,036,791,116 shares issued and outstanding at December 31, 2015	174,366	103,679
Additional paid-in capital	55,095,885	51,564,723
Accumulated deficit	(60,382,992)	(56,970,998)
Total Stockholders' Deficiency	(5,105,266)	(5,299,053)
Total Liabilities and Stockholders' Deficiency	$2,395,216	$2,407,781

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Sublicensing fee revenue	$4,800	$4,800	$9,600	$9,600
Total Revenues	4,800	4,800	9,600	9,600
Expenses:
Research and development costs	96,961	95,833	188,523	189,744
Compensation and benefits	1,026,156	3,557,777	2,857,972	5,786,012
General and administrative expenses	146,477	129,090	223,555	277,297
Depreciation and amortization	11,124	11,797	23,873	27,759
Total Operating Expenses	1,280,718	3,794,497	3,293,923	6,280,812
Loss from Operations	(1,275,918)	(3,789,697)	(3,284,323)	(6,271,212)
Other Income (Expense):
Decrease in estimated fair value of embedded derivative liabilities	296,703	27,863	417,781	71,895
Loss on conversion of convertible notes	(43,650)	(133,566)	(70,030)	(238,070)
Interest expense, net	(231,462)	(128,735)	(475,422)	(401,517)
Total Other Income (Expense)	21,591	(234,438)	(127,671)	(567,692)
Loss Before Income Taxes	(1,254,327)	(4,024,135)	(3,411,994)	(6,838,904)
Provision for income taxes	-	-	-	-
Net Loss	$(1,254,327)	$(4,024,135)	$(3,411,994)	$(6,838,904)

Basic net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic weighted average shares outstanding	1,488,477,643	741,205,172	1,323,954,371	623,659,033
Diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted weighted average shares outstanding	1,488,477,643	741,205,172	1,323,954,371	623,659,033

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.
Condensed Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2016	2015

Net Cash Used in Operating Activities	$(305,858)	$(429,364)

Cash Used in Investing Activities:
Acquisition of property, plant and equipment	(11,493)	(22,358)
Total Cash Used in Investing Activities	(11,493)	(22,358)

Cash Flows Provided by (Used in) Financing Activities:
Issuance of common stock under equity purchase agreements	120,000	207,261
Issuance of promissory notes to related parties	96,000	60,000
Issuance of convertible promissory notes	91,000	252,500
Issuance of common stock and warrants	35,000	-
Repayment of mortgage loan	(30,000)	(30,000)
Repayment of promissory notes to related parties	(10,000)	(124,000)
Finance lease obligation payments	(8,625)	(16,984)
Repayment of convertible promissory notes	-	(52,750)
Net Cash Provided by Financing Activities	293,375	296,027
Net Decrease in Cash	(23,976)	(155,695)
Cash, beginning of period	29,207	263,526
Cash, end of period	$5,231	$107,831

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$53,049	$59,565

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes, including accrued interest thereon	$448,290	$710,000

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

June 30, 2016

(All amounts rounded to thousands of dollars)

(Unaudited)

1.	THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the “Company” or “CIL”) has acquired the exclusive licensing rights to the patented Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world. The Company is endeavoring to raise working capital to commence production of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets)” and is also seeking to enter into sublicense agreements with third party, original equipment manufacturers (“OEM’s”) which provide for licensing fees. The Company is also continuing with research and development of a hydrogen reactor to harvest Hydroxy-Gas from water with the intent to power the Company’s products, including large industrial Gen Sets. George J. Coates, owner of the hydrogen reactor technology, has committed to license this technology to the Company once the related patent protection is in place.

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

These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015 and the Company’s quarterly financial statements and the notes thereto included in its Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse, Gregory G. Coates and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines® are successfully introduced into and accepted in the marketplace enabling the Company to generate substantial sales and/or receive substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation and remeasurement of the estimated fair value of embedded derivative liabilities related to convertible promissory notes issued.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2016, had a stockholders’ deficiency of ($5,105,000). In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest their funds and low investor confidence, has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At June 30, 2016, the Company had negative working capital of ($5,309,000) compared with negative working capital of ($5,476,000) at the end of 2015.

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

2. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains a cash balance with one financial institution. Monies on deposit are fully insured by the Federal Deposit Insurance Corporation.

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

4. LICENSING AGREEMENT AND DEFERRED LICENSING COSTS

The Company holds a manufacturing, use, lease and sale license from George J. Coates and Gregory G. Coates for the CSRV® system technology in the territory defined as the Western Hemisphere (the “License Agreement”). Under the License Agreement, George J. Coates and Gregory G. Coates granted to the Company an exclusive, perpetual, royalty-free, fully paid-up license to the patented intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV® system technology (the “CSRV® Engine”) and that is currently owned or controlled by them (the “CSRV® Intellectual Property”), plus any CSRV® Intellectual Property that is developed by them during their employment with the Company. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and ownership would revert back to George J. Coates and Gregory G. Coates.

Under the License Agreement, George J. Coates and Gregory G. Coates agreed that they will not grant any Western Hemisphere licenses to any other party with respect to the CSRV® Intellectual Property.

At June 30, 2016, and December 31, 2015, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $40,000 and $42,000, respectively. Amortization expense for the three months ended June 30, 2016 and 2015 amounted to $1,000 and $1,000, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 amounted to $2,000 and $2,000, respectively.

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

The Escrow Agreement requires that Almont, as the assignee, make a payment (“Release Payment”) to the Company equal to the then remaining unpaid balance of the Canadian License licensing fee, the R&D Agreement fee and the down payment of $1,000,000 required under the US License. It is not likely that Almont will be able to make additional payments of the Release Payment until the Company can raise sufficient new working capital to commence production and ship Gen Sets to Almont. At June 30, 2016, the remaining balance of the Release Payment due to the Company was $5,847,000.

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees to the Company amounting to US$100 million. The Company previously received an initial non-refundable deposit of US$498,000. In addition, after Renown receives aggregate cash flow of US$10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources until the entire balance of US$100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating US$300 million or more, the remaining unpaid balance of the US$100 million licensing fee shall become immediately due and payable. The rights and obligations per the agreement shall terminate upon the expiration of the last to expire patent and any improvement patents added thereto.

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

Coates Power has agreed to initially source its production parts and components from the Company. In February 2015, the Company received an order from Coates Power for approximately $131,000 of production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. In June, 2015, by mutual consent of the parties, it was agreed that the Company would assemble two completed Gen Sets for shipment to Coates Power in China in lieu of shipping the parts and components. This amount is included in deposits in the accompanying balance sheet at June 30, 2016.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

7. INVENTORY

Inventory consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$559,000	$554,000
Work-in-process	75,000	51,000
Less: Reserve for obsolescence	(387,000)	(387,000)
Total	$247,000	$218,000

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are to be recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through June 30, 2016, the Company has recognized a total of $101,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the three months and six months ended June 30, 2016 and 2015. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

Sublicensing fee revenue for the three months ended June 30, 2016 and 2015 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the six months ended June 30, 2016 and 2015 amounted to $10,000 and $10,000, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consist of the following:

	June 30, 2016	December 31, 2015
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	46,000
	3,028,000	3.017,000
Less: Accumulated depreciation	(929,000)	(908,000)
Total	$2,099,000	$2,109,000

Depreciation expense amounted to $10,000 and $11,000 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense amounted to $22,000 and $26,000 for the six months ended June 30, 2016 and 2015, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2018. Interest expense for the three months ended June 30, 2016 and 2015 amounted to $26,000 and $27,000, respectively. Interest expense for the six months ended June 30, 2016 and 2015 amounted to $52,000 and $45,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at June 30, 2016 and December 31, 2015 was $1,358,000 and $1,388,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

For the three months ended June 30, 2016 and 2015, interest expense amounted to $-0- and $9,000, respectively. For the six months ended June 30, 2016 and 2015, interest expense amounted to $2,000 and $19,000, respectively. These amounts are included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2016	December 31, 2015
Legal and professional fees	$1,417,000	$1,368,000
Accrued interest expense	336,000	376,000
General and administrative expenses	397,000	163,000
Research and development costs	115,000	115,000
Total	$2,265,000	$2,022,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the six months ended June 30, 2016 and 2015, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $96,000 and $60,000, respectively and repaid promissory notes to George J. Coates in the aggregate principal amount of $10,000 and $103,000. In May 2016, by mutual consent, Mr. Coates converted $100,000 of principal and interest into 90,909,091 restricted shares of common stock at the closing trading price of the stock on the date of conversion of $0.0011 per share. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At June 30, 2016, the outstanding balance was $306,000, including accrued interest thereon.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. Interest is being imputed on this promissory note at the rate of 10% per annum. Interest expense for the three months ended June 30, 2016 and 2015 amounted to $36,000 and $36,000, respectively. Interest expense for the six months ended June 30, 2016 and 2015 amounted to $72,000 and $72,000, respectively. At June 30, 2016, the outstanding principal balance was $1,438,000.

Promissory Notes Issued to Bernadette Coates

During the six months ended June 30, 2016 and 2015, the Company repaid promissory notes to Bernadette Coates, spouse of George J. Coates, in the aggregate principal amount of $-0- and $16,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. Interest expense for the three months ended June 30, 2016 and 2015 amounted to $3,000 and $4,000, respectively. Interest expense for the six months ended June 30, 2016 and 2015 amounted to $6,000 and $8,000, respectively. At June 30, 2016, the outstanding balance amounted to $80,000, including accrued interest thereon.

Unpaid accrued interest on these promissory notes amounting to $330,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2016.

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which are used for general working capital purposes. At June 30, 2016, there was $257,000 principal amount of convertible promissory notes outstanding. During the six months ended June 30, 2016 and 2015, $91,000 and $260,000, respectively, of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 40% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from fifteen to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at June 30, 2016 and December 31, 2015 ranged from 65% to 183%. The unamortized discount on the outstanding convertible notes at June 30, 2016 and December 31, 2015 amounted to $18,000 and $125,000, respectively.

The convertible notes generally become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty of from 35% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

One convertible promissory note with a balance of $181,000 is convertible in monthly installments in an amount determined by the noteholder of up to $53,000, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash, without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value at:

	June 30, 2016	December 31, 2015

Level 1 Inputs	$-	$-
Level 2 Inputs	215,000	633,000
Level 3 Inputs	-	-
Total	$215,000	$633,000

In a series of transactions, during the six months ended June 30, 2016, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 528,526,577 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $70,000 for during the six months ended June 30, 2016.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

In a series of transactions, during the six months ended June 30, 2015, convertible promissory notes with an aggregate principal balance of $710,000, including accrued interest thereon were converted into 434,908,904 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $238,000 for during the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company also repaid $55,000 of a convertible promissory note, including accrued interest thereon, without penalty.

At June 30, 2016, the Company had reserved 899,000,000 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

15. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find stock quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. Effective June 17, 2016, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock, par value, $0.0001 per share (the “Common Stock”) to 12,000,000,000.

The following common stock transactions occurred during the six months ended June 30, 2016:

●	In a series of transactions during the six months ended June 30, 2016, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 528,526,577 unregistered shares of common stock.

●	In a series of transactions during the six months ended June 30, 2016, the Company issued 52,431,610 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2015 EP Agreement, as discussed in Note 20, in consideration for $120,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock. At June 30, 2016, there were 20,798,886 shares of common stock previously delivered and held by Southridge which had not been sold. These shares may be held by Southridge until sold under future Put Notices or until the Company requests that they be returned.

●	During the six months ended June 30, 2016, the Company made private sales, pursuant to stock purchase agreements, of 35,000,000 unregistered shares of its common stock and 35,000,000 common stock warrants to purchase one unregistered share of its common stock at an exercise price of $0.001 per share, in consideration for $35,000.

●	In May 2016, by mutual consent between the Company and George J. Coates, $100,000 principal amount of promissory notes, including accrued interest, were converted into 90,909,091 restricted shares of the Company’s common stock at a conversion rate of $0.0011 per share, which was the closing trading price of the stock on the date of conversion.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The following common stock transactions occurred during the six months ended June 30, 2015:

●	In a series of transactions during the six months ended June 30, 2015, convertible promissory notes with an aggregate principal balance of $710,000, including accrued interest thereon were converted into 434,908,904 unregistered shares of common stock.

●	In a series of transactions during the six months ended June 30, 2015, the Company also repaid $55,000 of convertible promissory notes, including accrued interest thereon, without penalty.

●	In a series of transactions during the six months ended June 30, 2015, the Company issued 40,000,000 registered shares of its common stock to Southridge Partners II LP under an equity purchase agreement in consideration for $207,000. The proceeds were used for general working capital.

At June 30, 2016, on a pro forma basis, the approximate number of shares of common stock that would be issued if all of the Company’s outstanding convertible notes eligible for conversion, had been converted was 814,207,005. None of the outstanding stock options and warrants were assumed to be exercised since the trading price of the stock on June 30, 2016 was below the exercise price of the options.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated, 50,000 and 50,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 25,000,000 and 5,000,000 shares designated, 7,424,618 and 3,492,749 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of Series B are entitled to one thousand votes per share held, on all matters brought before the shareholders for a vote.

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

The Company has anti-dilution provisions in place for key executives which are triggered upon the issuance of new shares of its common stock to individuals that are not direct Coates family members or entities that are not controlled by Coates family members. These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition. These provisions are as follows:

●	For each such new share of common stock issued, shares of Series B will be issued to Mr. Coates equal to that number of shares of Series B required to maintain his ownership percentage of shares of common stock outstanding on a pro forma basis, at 78% through May 2016, when this percentage increased to 79.2% as a result of the conversion of Mr. Coates’ promissory notes into 90,909,091 shares of common stock, as discussed in Note 13. The ownership percentage of 78% represented the percentage of outstanding common stock that Mr. Coates originally held at December 31, 2002.

●	For each such new share of common stock issued, shares of Series B will be issued to Gregory G. Coates in order to maintain his ownership percentage of common stock at 5.31% of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This was his percentage ownership of common stock at December 31, 2002.

●	For each such new share of common stock issued, shares of Series B will be issued to Barry C. Kaye in order to maintain his ownership percentage of common stock at a calculated percentage of the pro forma number of shares of common stock outstanding, assuming all shares of Series B were converted to common stock. This calculated percentage, which was 0.04157% at June 30, 2016, is equal to the weighted average percentage ownership of common stock he purchased, based on the number of shares of common stock outstanding on each date he acquired shares of common stock. This percentage is subject to adjustment if he acquires or disposes of shares of the Company’s common stock in the future.

The following presents by year, the number of shares of Series B held and the year that they become eligible for conversion to shares of common stock beginning July 2, 2016.

	Total	2016	2017	2018
George J. Coates	6,915,003	541,933	2,708,430	3,664,640
Gregory G. Coates	472,803	40,593	184,382	247,828
Barry C. Kaye	36,812	2,976	14,435	19,401
Total	7,426,618	585,502	2,907,247	3,931,869

For the six months ended June 30, 2016, 3,664,640, 247,828 and 19,401 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $2,522,000, $171,000 and $13,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for six months ended June 30, 2016.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

In the event that all of the 7,424,618 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 7,424,618,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at June 30, 2016, this would dilute the ownership percentage of non-affiliated stockholders from 79.1% to 9.6%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

16. UNEARNED REVENUE

Unearned revenue at June 30, 2016, consisted of the following:

●	A deposit received with an order for two CSRV® Gen Sets from Coates Power, Ltd., a China-based unaffiliated manufacturing company in the amount of $132,000.

●	A $19,000 non-refundable deposit from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator.

17. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the six months ended June 30, 2016 and 2015 amounted to $10,000 and $10,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

18. LOSS PER SHARE

At June 30, 2016, there were stock warrants outstanding to purchase 70,344,911 shares of common stock at exercise prices ranging from $0.001 to $0.12 per share, vested stock options outstanding to acquire 12,470,000 shares of common stock at exercise prices ranging from $0.028 to $0.44 per share and $257,000 of convertible promissory notes eligible for conversion, which on a pro forma basis, assuming they would have been converted on June 30, 2016, would have been convertible into 814,207,005 shares of common stock.

At June 30, 2015, there were stock warrants outstanding to purchase 35,344,911 shares of common stock at exercise prices ranging from $0.02 to $0.35 per share, vested stock options outstanding to acquire 12,500,000 shares of common stock at exercise prices ranging from $0.028 to $1.00 per share and $79,000 of convertible promissory notes eligible for conversion, which on a pro forma basis, assuming they would have been converted on June 30, 2015, would have been convertible into 149,443,382 shares of common stock.

For the six months ended June 30, 2016 and 2015, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At June 30, 2016, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

During the six months ended June 30, 2016 no stock options were granted. During the six months ended June 30, 2015, no stock options were granted and 703,000 stock options with an exercise price of $0.028 per share became vested. There were no unvested stock options outstanding at June 30, 2016.

During the three months ended June 30, 2016 and 2015, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $-0- and $2,000, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $-0- and $7,000, respectively. At June 30, 2016, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 6/30/16	$0.028 – $0.44	12,470,000	10	12,470,000	$0.182	$0.169

No stock options were exercised, forfeited or expired during the six months ended June 30, 2016 and 2015.

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
Notes to Financial Statements - (Continued)

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

20. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

Southridge Partners II LP

In July 2014, the Company entered into a 3-year equity purchase agreement (the “2014 EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the 2014 EP Agreement, Southridge committed to purchase up to 40,000,000 shares of the Company’s common stock, in exchange for consideration not to exceed Ten Million ($10,000,000) Dollars. In June 2015, the 2014 Agreement automatically terminated because Southridge had purchased all 40,000,000 shares of common stock permitted under the 2014 EP Agreement. Accordingly, on July 29, 2015, the Company entered into a new 3-year equity purchase agreement (the “2015 EP Agreement”) with Southridge. Pursuant to the terms of the 2015 EP Agreement, Southridge committed to purchase up to 205,000,000 shares of the Company’s common stock in exchange for consideration not to exceed Twenty Million ($20,000,000) Dollars on the same terms and conditions as the 2014 EP Agreement.

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

During the six months ended June 30, 2016, the Company sold 52,431,610 registered shares of common stock to Southridge and received proceeds of $120,000 under the 2015 EP Agreement.

During the six months ended June 30, 2015, the Company sold all of the 40,000,000 registered shares of common stock to Southridge and received proceeds of $207,000, thereby resulting in the termination of the 2014 EP Agreement.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Deferred tax assets increased by $563,000 and $1,849,000 for the three months ended June 30, 2016 and 2015, respectively. Deferred tax assets increased by $1,396,000 and $2,884,000 for the six months ended June 30, 2016 and 2015, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2016 and December 31, 2015.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2013 through 2015, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the six months ended June 30, 2016 and 2015, there were no penalties or interest related to the Company’s income tax returns.

At June 30, 2016, the Company had available, $20,085,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2036 and $9,878,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2015 and 2036.

22. RELATED PARTY TRANSACTIONS

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the six months ended June 30, 2016 and 2015, are discussed in detail in Note 13.

Issuances of Preferred Stock

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the six months ended June 30, 2016 and 2015 are discussed in detail in Note 15.

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

	For the six months ended June 30,
	2016	2015
George J. Coates (a) (b)	$8,000	$8,000
Gregory G. Coates (c)	87,000	87,000
Bernadette Coates (d)	2,000	3,000

(a)	For the six months ended June 30, 2016 and 2015, George J. Coates earned additional base compensation of $125,000 and $125,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at June 30, 2016 and 2015.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

(b)	During the six months ended June 30, 2016 and 2015, George J. Coates was awarded 3,664,640 and 2,205,115 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $2,522,000 and $5,392,000, respectively, for anti-dilution.

(c)	During the six months ended June 30, 2016 and 2015, Gregory G. Coates was awarded 247,828 and 150,118 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $171,000 and $367,000, respectively, for anti-dilution.

(d)	For the six months ended June 30, 2016 and 2015, Bernadette Coates earned additional base compensation of $34,000 and $34,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at June 30, 2016 and 2015.

During the six months ended June 30, 2016 and 2015, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $-0- and $38,000, respectively. For the three months ended June 30, 2016 and 2015, Mr. Kaye earned compensation of $26,000 and $27,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. For the six months ended June 30, 2016 and 2015, Mr. Kaye earned compensation of $49,000 and $62,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. In the second quarter of 2016, the Company agreed to pay Mr. Kaye interest on the balance of his deferred compensation retroactive to when it began being deferred in May 2012 and, accordingly, recorded interest expense of $83,000. This amount is reflected in interest expense in the accompanying statements of operations for the three and six months ended June 30, 2016. At June 30, 2016, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $238,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2016. During the six months ended June 30, 2016 and 2015, Barry C. Kaye was awarded 19,401 and 11,752 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $13,000 and $29,000, respectively, for anti-dilution.

23. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company's contractual obligations and commitments at June 30, 2016:

	Total	2016	2017	2018

Promissory notes to related parties	$1,494,000	$1,494,000	$-	$-
Mortgage loan payable	1,358,000	60,000	60,000	1,238,000
Deferred compensation	1,081,000	1,081,000	-	-
Convertible promissory notes	257,000	76,000	181,000	-
Total	$4,190,000	$2,711,000	$241,000	$1,238,000

24. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

26. SUBSEQUENT EVENTS

Conversion of Convertible Promissory Notes

During July and August 2016, a total of $92,000 principal amount of convertible promissory notes was converted into 371,976,364 unregistered, restricted shares of the Company’s common stock.

Issuance of Anti-dilution shares

In July and August 2016, the Company issued 1,533,843, 102,862 and 8,053 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $675,000, $45,000 and $4,000, respectively.

Issuances of Promissory Notes to Related Parties

In July and August 2016, the Company issued promissory notes to George J. Coates and received cash proceeds of $66,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Conversion of Promissory Notes to Related Parties into Shares of Common Stock

In July 2016, by mutual consent, George J. Coates converted $120,000 of principal and interest into 200,000,000 restricted shares of common stock at the closing trading price of the stock on the date of conversion of $0.0006 per share.

In August 2016, by mutual consent, George J. Coates converted $252,000 of principal and interest into 279,549,056 restricted shares of common stock at the closing trading price of the stock on the date of conversion of $0.0009 per share.

Deferred Compensation

As of August 10, 2016, George J. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $28,000, $12,000 and $7,000, respectively, bringing their total aggregate deferred compensation to $883,000, $168,000 and $232,000, respectively.

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

In the second quarter of 2016, we successfully completed work on a new natural gas powered industrial electric, 14.0-liter engine generator, by substantially retrofitting a new generator from Cummins Power Systems to incorporate our CSRV® system technology, along with a number of engineering design changes. We are currently demonstrating this unit in connection with prospective transactions in negotiations. This unit is expected to serve as the basis of our global design standard for large scale manufacturing.

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor, which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. The Hydroxy-Gas produced by the hydrogen reactor is then harvested for use as a type of fuel. Mr. Coates has agreed to continue further development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. This technology has been successfully applied to a small CSRV® engine which is solely powered by Hydroxy-Gas produced by the reactor from water. In addition, the Company and WTF Asia International Ltd., (“WTF”) a Hong Kong-based entity have agreed to work together to develop this technology to enable it to be applied to large industrial Gen Set engines. The Company has fulfilled its obligations under this joint project by designing and integrating the switchgears, controls, load bank and emission equipment into the hydrogen reactor/gen set (“Coates Assembled Components”). On the basis of a verbal agreement, WTF is currently building additional components based on technology already developed that will enable the hydrogen reactor to adequately power larger commercial and industrial engines. Upon completion of the WTF deliverable, the parties intend to enter into a formal agreement and the WTF technology will be integrated with the Coates Assembled Components resulting in a CSRV® hydrogen powered gen set.

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

Plan of Operation

Manufacturing, Sales and Distribution

As discussed above, we are using the recently completed CSRV® system technology, retrofitted Cummins-based engine generator to attract new licensing transactions and other manufacturing activities. We will also need to raise sufficient new working capital to ramp-up our own manufacturing and distribution operations.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) sales of our common stock under our equity purchase agreement with Southridge, (ii) issuance of promissory notes to related parties, (iii) pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors, and (iv) positive working capital generated from sales of our CSRV® products to other customers once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure such additional working capital.

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements.

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. This sublicense provides for payment of licensing fees amounting to $100 million. We received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay us 25% of all funds it receives from any and all sources until the entire $100 million licensing fee is paid in full. In the event that Renown completes one or more capital raises aggregating $300 million or more, the remaining unpaid balance of the $100 million licensing fee shall become immediately due and payable.

As collateral for payment of the sublicensing fee, Coates Power, Ltd. an independent China-based manufacturing company that will produce CSRV® products in China (“Coates Power”) and Renown are to place shares of their capital stock representing a 25% ownership interest into an escrow account for the benefit of Coates International, Ltd. These shares of stock will be released from escrow and revert back to Coates Power and Renown only after the $100 million sublicensing fee is paid in full. We do not have an ownership interest in Coates Power or Renown. Coates Power and Renown are controlled and managed by Mr. James Pang, our liaison agent in China.

Coates Power has agreed to initially source two completed Gen Sets from us. We received a deposit for these two Gen Sets of approximately $131,000.

Significant Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives as a result of variable conversion rate provisions, determining a value for Series A Preferred Stock and Series B Convertible Preferred Stock issued in connection with anti-dilution provisions in place, assigning useful lives to our property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, providing a valuation allowance for deferred tax assets, assigning expected lives to and estimating the rate of forfeitures of stock options granted and selecting a volatility factor for the Company’s stock options in order to estimate the fair value of the Company’s stock options on the date of grant. Actual results could differ from those estimates.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Our principal business activities and efforts for the three months ended June 30, 2016 and 2015 were devoted to (i) completing work on a new natural gas powered industrial electric, 14.0-liter engine generator, in 2016, by substantially retrofitting a new generator from Cummins Power Systems to incorporate our CSRV® system technology, including procurement of parts, along with a number of engineering design changes, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the CSRV® system technology and the hydrogen reactor technology.

Although we incurred substantial net losses for the three months ended June 30, 2016 and 2015 of ($1,254,327) and ($4,024,135), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used by operating activities amounting to ($154,329) and ($294,713) for the three months ended June 30, 2016 and 2015, respectively, was significantly less than these reported net losses.

Revenue

There were no sales for the three months ended June 30, 2016 and 2015.

Sublicensing fee revenue for the three months ended June 30, 2016 and 2015 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the three months ended June 30, 2016 and 2015 were primarily related to continuing refinement of production parts and components for CSRV® industrial Gen Sets and, to a lesser extent, the Hydrogen Reactor Project. Research and development expenses increased by $1,128 to $96,961 in 2016 from $95,833 in 2015.

Compensation and Benefits

Compensation and benefits decreased by ($2,531,621) to $1,026,156 for the three months ended June 30, 2016 from $3,557,777 for the three months ended June 30, 2015. This decrease was primarily due to a decrease in stock-based compensation of ($2,545,865). Stock-based compensation arose from issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

General and Administrative Expenses

General and administrative expenses increased by $17,387 to $146,477 for the three months ended June 30, 2016 from $129,090 for the three months ended June 30, 2015. This net decrease in 2016 resulted from increases in legal and professional fees of $26,116 and patent maintenance costs of $14,682, partially offset by decreases in investor relations expenses of ($8,978), printing expenses of ($6,467), financing costs of ($6,050), and a net decrease in all other expenses of ($1,916).

Depreciation and Amortization

Depreciation and amortization expense decreased to $11,124 for the three months ended June 30, 2016 from $11,797 for the three months ended June 30, 2015.

Loss from Operations

A loss from operations of ($1,275,918) was incurred for the three months ended June 30, 2016 compared with a loss from operations of ($3,789,697) for the three months ended June 30, 2015.

Other Income (Expense)

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended June 30, 2016 and 2015, other income was recorded to reflect the decrease in the fair value of embedded liabilities of $296,703 and $27,863.

Loss on conversion of convertible notes

For the three months ended June 30, 2016 and 2015, the Company realized a loss on conversion of convertible notes of ($43,650) and ($133,566), respectively.

Interest Expense

Interest expense increased to ($231,462) for the three months ended June 30, 2016 from ($128,735) in 2015. Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $69,443, interest on promissory notes and deferred compensation to related parties of $134,192, mortgage loan interest of $25,956, and net other interest of $1,871.

Interest expense in 2015 consisted of non-cash interest related to convertible promissory notes of $72,410, interest on promissory notes to related parties of $18,683, mortgage loan interest of $27,111, interest expense related to the sale/leaseback of equipment of $8,858 and net other interest of $1,674.

Deferred Taxes

For the three months ended June 30, 2016 and 2015, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended June 30, 2016, we incurred a net loss of ($1,254,327) or ($0.00) per share, as compared with net loss of ($4,024,135) or ($0.01) per share for three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Our principal business activities and efforts for the six months ended June 30, 2016 and 2015 were devoted to (i) completing work on a new natural gas powered industrial electric, 14.0-liter engine generator, in 2016, by substantially retrofitting a new generator from Cummins Power Systems to incorporate our CSRV® system technology, including procurement of parts, along with a number of engineering design changes, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the CSRV® system technology and the hydrogen reactor technology.

Although we incurred substantial net losses for the six months ended June 30, 2016 and 2015 of ($3,411,994) and ($6,838,904), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used by operating activities amounting to ($305,859) and ($429,365) for the six months ended June 30, 2016 and 2015, respectively, was significantly less than these reported net losses.

Revenue

There were no sales for the six months ended June 30, 2016 and 2015.

Sublicensing fee revenue for the six months ended June 30, 2016 and 2015 amounted to $9,600 and $9,600, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the six months ended June 30, 2016 and 2015 were primarily related to continuing refinement of production parts and components for CSRV® Industrial Gen Sets and, to a lesser extent, the Hydrogen Reactor Project. Research and development expenses decreased by ($1,221) to $188,523 in 2016 from $189,744 in 2015.

Compensation and Benefits

Compensation and benefits decreased by ($2,928,039) to $2,857,973 for the six months ended June 30, 2016 from $5,786,012 for the six months ended June 30, 2015. This decrease was primarily due to a decrease in stock-based compensation of ($2,926,102). Stock-based compensation arose from issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

General and Administrative Expenses

General and administrative expenses decreased by ($53,742) to $223,555 for the six months ended June 30, 2016 from $277,297 for the six months ended June 30, 2015. This net decrease in 2016 resulted from decreases in legal and professional fees of ($31,549), net miscellaneous expense of ($12,934), financing costs of ($8,042), printing costs of ($6,467), investor relations expenses of ($6,441), repairs and maintenance of ($2,398) and a net decrease in all other expenses of ($2,965), partially offset by an increase in patent maintenance costs of $17,054.

Depreciation and Amortization

Depreciation and amortization expense decreased to $23,873 for the six months ended June 30, 2016 from $27,759 for the six months ended June 30, 2015.

Loss from Operations

A loss from operations of ($3,284,323) was incurred for the six months ended June 30, 2016 compared with a loss from operations of ($6,271,212) for the six months ended June 30, 2015.

Other Income (Expense)

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the six months ended June 30, 2016 and 2015, other income was recorded to reflect the decrease in the fair value of embedded liabilities of $417,781 and $71,895, respectively.

Loss on conversion of convertible notes

For the six months ended June 30, 2016 and 2015, the Company realized a loss on conversion of convertible notes of ($70,030) and ($238,070), respectively.

Interest Expense

Interest expense increased to ($475,422) for the six months ended June 30, 2016 from ($401,517) in 2015. Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $229,870, interest on promissory notes and deferred compensation to related parties of $185,846, mortgage loan interest of $52,190, interest expense related to the sale/leaseback of equipment of $1,618 and net other interest of $5,898.

Interest expense for the 2015 period consisted of non-cash interest related to convertible promissory notes of $295,471, interest on promissory notes to related parties of $39,971, mortgage loan interest of $44,819, interest expense related to the sale/leaseback of equipment of $18,989 and net other interest of $2,267.

Deferred Taxes

For the six months ended June 30, 2016 and 2015, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the six months ended June 30, 2016, we incurred a net loss of ($3,411,994) or ($0.00) per share, as compared with net loss of ($6,838,904) or ($0.01) per share for the six months ended June 30, 2015. Included in the net loss for the six months ended June 30, 2016 and 2015 was $2,788,824 and $6,126,580, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at June 30, 2016 was $5,231, a decrease of ($23,976) from the cash position of $29,207 at December 31, 2015. We had negative working capital of ($5,309,391) at June 30, 2016 which represents an improvement in our working capital of $166,567 compared to the ($5,475,958) of negative working capital at December 31, 2015. Our current liabilities of $5,565,549 at June 30, 2016, decreased by $166,751 from $5,732,300 at December 31, 2015. This net decrease primarily resulted from (i) a $417,781 net decrease in the derivative liability related to convertible promissory notes, (ii) a $169,328 decrease in the carrying amount of convertible notes, net of unamortized discount and (iii) repayment of the $19,349 current portion of a finance lease obligation, partially offset by (iv) a $243,087 increase in accounts payable and accrued liabilities, (v) a $158,620 increase in deferred compensation payable and (vi) a net increase in promissory notes due to related parties of $38,000.

Operating activities utilized cash of ($305,858) for the six months ended June 30, 2016, a decrease of ($123,506) from the cash utilized for operating activities of ($429,364) for the six months ended June 30, 2015. Cash utilized by operating activities in the six months ended June 30, 2016 resulted primarily from (i) a cash basis net loss of ($623,169), after adding back (deducting) non-cash stock-based compensation expense of $2,706,829, interest accrued, but not paid of $422,373, a non-cash decrease in embedded derivative liabilities related to convertible notes of ($417,781), a non-cash loss on conversion of convertible notes of $70,030, depreciation and amortization of $23,873, non-cash licensing revenues and other income of ($21,942) and non-cash portion of research and development expenses of $5,443 and (ii) changes in current assets and liabilities, including an increase in inventory of ($28,528), a decrease in other currents assets of $4,735, an increase of $182,484 in accounts payable and accrued liabilities and an increase in deferred compensation payable of $158,620.

Cash used in investing activities of $11,493 for the six months ended June 30, 2016, consisted of outlays for furniture.

Cash provided by financing activities for the six months ended June 30, 2016, amounted to $293,375. This was comprised of proceeds from issuances of common stock under an equity purchase agreement of $120,000, issuances of convertible promissory notes aggregating $96,000 and proceeds from issuances of common stock and warrants amounting to $35,000, partially offset by principal repayments of ($30,000) on a mortgage loan payable, repayments of promissory notes held by related parties of ($10,000) and finance lease obligation payments amounting to ($8,625).

Going Concern

We have incurred net recurring losses since inception, amounting to ($60,382,992) as of June 30, 2016 and had a stockholders’ deficiency of ($5,105,266). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our predecessor Independent Registered Public Accountants have stated in their Auditor’s Report dated April 14, 2016, with respect to our financial statements as of and for the year ended December 31, 2015, that these circumstances raise substantial doubt about our ability to continue as a going concern.

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

At June 30, 2016, current liabilities amounted to $5,565,549, comprised of promissory notes due to related parties aggregating $1,493,882, $1,417,339 of legal and professional fees, deferred compensation of $1,080,763, an embedded derivative liability related to our convertible promissory notes of $215,146, accrued interest expense of $336,100, $238,782 of convertible promissory notes, net of unamortized discount, accrued general and administrative expenses of $397,357, deposits of $150,595, accrued research and development expenses of $114,859, the current portion of license deposits of $60,725 and the current portion of a mortgage loan amounting to $60,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2016:

	Total	2016	2017	2018

Promissory notes to related parties	$1,493,882	$1,493,882	$-	$-
Mortgage loan payable	1,358,158	60,000	60,000	1,238,158
Deferred compensation	1,080,764	1,080,764	-	-
Convertible promissory notes	257,058	76,000	181,058	-
Total	$4,189,862	$2,710,646	$241,058	$1,238,158

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2016, which are contained in this filing and notes to financial statements for the year ended December 31, 2015 which are contained in the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the six months ended June 30, 2016 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, during the six months ended June 30, 2016, we issued $91,000 of convertible promissory notes to various accredited investors and, after transaction costs, received net proceeds of $85,000. The nominal interest rate on these notes ranged from 9.75% to 10%. These notes are generally convertible into unregistered shares of our common stock at any time beginning six months after issuance, with the exception of $25,000 principal amount which qualified for immediate conversion on the date of issuance. These convertible notes provide for conversion rates at discounts from the trading price of our common stock over a defined number of trading days leading up to the date of conversion (the “Market Price”). The discounts ranged from 30% to 38% of the Market Price.

In a series of transactions, during the six months ended June 30, 2016, an aggregate of $448,290 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 528,526,577 unregistered shares of our common stock.

In a series of transactions, during the six months ended June 30, 2016, we made private sales, pursuant to stock purchase agreements, of 35,000,000 unregistered shares of our common stock and 35,000,000 common stock warrants to purchase one unregistered share of our common stock at an exercise price of $0.001 per share, in consideration for $35,000.

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

COATES INTERNATIONAL, LTD.

Date: August 11, 2016	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)

