Form 10-K
period 2016-12-31
COATES INTERNATIONAL LTD \DE\
filed 2017-04-14
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

COATES INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Commission File Number: 000-33155

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,287,255.

As of April 12, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 3,177,788,855.

Documents Incorporated by Reference: None.

COATES INTERNATIONAL, LTD.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2016

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

PART I

Item 1. Business

General

Coates International, Ltd. ("we" or the "Company") has been developing over a period of more than 20 years the patented Coates Spherical Rotary Valve® (“CSRV®”) system technology which is adaptable for use in piston-driven internal combustion engines of many types. Independent testing of various engines in which we incorporated our CSRV® system technology (“CSRV® Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV® Engines produced only ultra-low levels of harmful emissions while in operation. Engines operating on the CSRV® system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV® system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

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

Since inception, the bulk of our development costs and related operational costs have been funded through cash generated from the sales of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, licensing fees for our CSRV® system technology, revenue from the performance of contractual research and development activities involving the CSRV® system technology, sales of a small number of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets”) and a gain on the sale of the land and building that serves as our principal operating facility. During the years ended December 31, 2016 and 2015, we did not have any sales and we had revenues from research and development of $29,200 and $94,200, respectively. For the years ended December 31, 2016 and 2015, we incurred net losses of ($8,356,000) and ($10,204,000), respectively. The accumulated net losses from inception of the Company through December 31, 2016 amounted to approximately ($65,327,000). We may continue to be unprofitable until the CSRV® Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations. During the year ended December 31, 2016, we raised $642,000 of new working capital from sales of registered shares of common stock under equity purchase agreements, issuances of promissory notes to related parties, issuances of convertible promissory notes, private sales of common stock and common stock warrants and licensing revenues.

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

We previously agreed to collaborate with WTF Asia International Ltd. (“WTF Asia”), a Hong Kong-based entity to develop this technology and apply it to large industrial gen set engines. We have designed and integrated the switchgears, controls, load bank and emissions equipment into the hydrogen reactor/gen set (“Coates Assembled Components”). In December 2016, we entered into an exclusive license with Secure Supplies Mexico LLC and Secure Supplies USA LLC (collectively “Secure Supplies”) for Coates CSRV® electric power hydrogen generator sets and engines. We have since recommended that Secure Supplies and WTF Asia directly coordinate this development as a joint effort due to their inherent synergies in developing hydrogen powered generation of electric power. WTF Asia would be responsible for building additional components based on technology already developed that will enable the hydrogen reactor to adequately power larger CSRV® commercial and industrial engines. Further development of this technology has been placed on a lower priority at this time in order to enable the Company to focus on the fulfilling orders under the License Agreement with Secure Supplies.

Applications for patent protection of this technology will be filed upon completion of the research and development. Although at this time no arrangements have been made between us and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to us once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the Hydrogen Reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. We have been responsible for all costs incurred to date, related to the development of this technology.

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

According to the most recent available data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2015,” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Motorcycles	Total
112,864,228	888,907	141,256,148	8600,936	263,610,219

Strategy

Our long-term objective is to become a leader throughout the Americas in the design, manufacture, licensing to third party manufacturers and sales and distribution of our CSRV® internal combustion engines for a wide variety of uses. Our primary targeted market is the industrial electric power generator market. We have adapted the CSRV® system technology to manufacture our 14.0 liter inline, 6-cylinder, 855 cubic inch engine industrial generator fueled by natural gas (“Natural Gas Gen Sets”), one of many types of Natural Gas Gen Sets. Commencing in or before the second quarter of 2016, we intend to adapt our technology to develop a 1MW CSRV® Hydrogen Gen Set in connection with an exclusive license with Secure Supplies as more fully discussed hereinafter under “Material Agreements”. In parallel to penetrating the commercial/industrial generators market, we intend to adapt the CSRV® system technology to be used in other markets, in which internal combustion engines are used, such as motor vehicles, motorcycles, trucks, ships, trains, military equipment, light aircraft, helicopters and others.

Operational Plan

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based Natural Gas Gen Sets and are prepared to commence the production phase of our operations, provided we raise sufficient new working capital to first produce and field test a number of additional engine generators.

During the second quarter of 2017, we intend to adapt our technology to develop a 1MW CSRV® Hydrogen Gen Set in connection with an exclusive license with Secure Supplies as more fully discussed hereinafter under “Material Agreements”. Secure Supplies has indicated that it intends to place orders with us for 1MW Hydrogen Gen Sets for its business plan.

While we have not been successful in starting up our manufacturing operations, we continue to endeavor to do so and at such time that we may be successful, plan to sell CSRV® engine generators to Almont Energy, Inc., (“Almont”) under a sublicense agreement covering the territory of Canada. Almont is a privately held, independent third party entity based in Alberta, Calgary, Canada.

We may also pursue other opportunities to enter into licensing arrangements with third party manufacturers with existing industry experience and manufacturing capacity.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include sales of our equity and/or debt securities through private placement, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors and positive working capital generated from sales of our CSRV® products once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our CSRV® products. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The recent trading price range of our common stock at a fraction of a penny has introduced additional risk and difficulty to our challenge to secure needed additional working capital.

Sublicensing

In December 2016, we executed an exclusive license with Secure Supplies covering Coates CSRV® electric power hydrogen generator sets and engines for distribution, use, sale and lease in the territory of North America. Secure Supplies employs a combination of solar generated power and hydrogen cell technology to generate hydrogen gas. It intends to integrate its technology with the Coates CSRV® system technology to power larger industrial Hydrogen Gen Sets to be utilized in establishing power generation plants throughout North America. Secure Supplies has indicated it intends to procure CSRV® Engine Generators adapted to run on hydrogen fuel (“Hydrogen Gen Sets”). Development of the first production Generator Set is anticipated to commence during the second quarter of 2017. The license agreement provides for a license fee of $1 million which, to date has not been paid and a down payment of 50% of the total order value with each order placed. We intend to devote a substantial amount of resources during the remainder of 2017 to develop larger CSRV® system technology industrial engines powered by hydrogen gas, capable of generating up to 1MW of electrical power output, in connection with this sublicense agreement.

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. We received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives an aggregate of $10,000,000, it is required to pay us 25% of all funds it receives from any and all sources, until it fully pays the contractual licensing fee..

Coates Power has agreed to initially source its production parts and components from us. In February 2015, we received cash with an order from Coates Power for approximately $131,000 of production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. In June, 2015, by mutual consent of the parties, it was agreed that we would assemble two completed Gen Sets for shipment to Coates Power in China in lieu of shipping the parts and components. This amount is included in Deposits in the accompanying balance sheet at December 31, 2016.

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

Exclusive Distribution Sublicense Agreement with Secure Supplies

This material sublicense agreement, which was consummated in December 2016, is discussed in detail above under the section titled “Sublicensing.”

Non-Exclusive Distribution Sublicense Agreement with Renown Power Development, Ltd.

This material sublicense agreement, which was consummated in February 2015, is discussed in detail above under the section titled “Sublicensing.”

Sublicense Agreement with Almont Energy, Inc. for the Territory of Canada

In 2010, Almont Energy Inc. (“Almont”), a privately held, independent third-party entity based in Alberta, Canada became the assignee of a sublicense which covers the use of the CSRV® system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). This sublicense is currently inactive because the parties have not fulfilled their obligations thereunder due to our delay in starting up production and delivery of CSRV® products to Almont. The parties mutually agreed to consider the basis on which the license could be reactivated at such time that we are successful in starting up manufacturing operations.

Equity Purchase and Registration Rights Agreement

In July 2014, we entered into an equity purchase agreement (the “2014 EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the 2014 EP Agreement, Southridge committed to purchase up to 40,000,000 shares of our common stock, in exchange for consideration not to exceed Ten Million ($10,000,000) Dollars. In June 2015, the 2014 EP Agreement automatically terminated because Southridge had purchased all 40,000,000 shares of common stock permitted under the 2014 EP Agreement. On July 29, 2015, we entered into a new 3-year equity purchase agreement (the “2015 EP Agreement”) with Southridge. Pursuant to the terms of the 2015 EP Agreement, Southridge committed to purchase up to 205,000,000 shares of our common stock, in exchange for consideration not to exceed Twenty Million ($20,000,000) Dollars on the same terms and conditions as the 2014 EP Agreement. In December 2016, the 2015 EP Agreement automatically terminated because Southridge had purchased all 205,000,000 shares of common stock permitted under the 2015 EP Agreement.

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

During the year ended December 31, 2016, the Company sold 172,494,090 registered shares of common stock to Southridge and received proceeds of $199,000 under the 2015 EP Agreement.

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

We have also granted sublicenses to Secure Supplies, Renown Power Development, Ltd. and Almont Energy, Inc. as discussed in more detail under the section titled “Plan of Operations,” The sublicense with Almont is currently in an inactive status.

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

Employees

At December 31, 2016, we had 5 employees, including George J. Coates and his son Gregory G. Coates, who perform management, assembly and research and development functions. Bernadette Coates, the spouse of George J. Coates, is employed as an administrative manager for the Company.

Available information

Our website address is www.coatesengine.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risk Factors Relating to Our Financial Condition:

Our Independent Registered Public Accountants have expressed substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, we have incurred recurring losses from operations of ($65,327,000); and, as of December 31, 2016 had a stockholders’ deficiency of ($5,197,000) and negative working capital of ($5,411,000). In addition, the recent trading price range of the Company’s common stock at a fraction of a penny has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of filing of this annual report on Form 10-K. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 14, 2017 with respect to our financial statements as of and for the year ended December 31, 2016 that these circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we become unable to continue as a going concern.

The substantial doubt about our ability to continue as a going concern has been reported, as required by generally accepted accounting principles, since 1995. In spite of this continuing doubt, we have developed a long history of meeting our obligations as they come due, year after year. During the year ended December 31, 2016, we met our obligations as they became due by raising additional working capital of $642,000 of new working capital from sales of registered shares of common stock under equity purchase agreements, issuances of promissory notes to related parties, issuances of convertible promissory notes, private sales of common stock and common stock warrants and licensing revenues.

Although there can be no assurance that we will be able to overcome this doubt in the future, our management believes that we can continue to meet our obligations as they come due in consideration of the following:

●	We anticipate that the license fee and cash down payments with orders from Secure Supplies during 2017 will be sufficient to ensure that we are able to meet our obligations as they become due. We also anticipate that we will be focused on developing the prototype Hydrogen Gen Set in 2017 that will enable us to commence repetitive production for Secure Supplies.
●	In addition, we expect to continue to raise working capital from a number of sources to meet our ongoing obligations as they become due. These sources may include deposits on new sublicense agreements, sales of common stock and warrants, proceeds from issuances of convertible notes, and proceeds from promissory notes issued to related parties.
●	Finally, management has instituted a cost control program intended to restrict variable costs requiring an outlay of cash to only those expenses that are necessary to carry out our activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities.

We have significant immediate capital needs and our ability to raise funds on terms acceptable to us is highly uncertain.

We will need additional working capital from equity and/or financing transactions in the near future for a number of uses, including:

●	Purchasing raw material inventory and hiring plant workers to commence our production phase.
●	Expanding manufacturing capacity.
●	Developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production.
●	Developing our engineering, administrative and marketing and sales organizations.
●	Expanding our research and development programs with respect to the CSRV® system technology and applying the CSRV® system technology to engines used in various commercially viable applications.
●	Implementation of new systems, processes and procedures to support growth.
●	Ongoing general and administrative expenses.

Additional sources of working capital may not be available on terms acceptable to us, or may not be available at all.

As with any business, many aspects of our operations and our future outlook are subject to events and influences which are not within our control.  This could have an adverse impact on us and our results of operations. For example:

 `

●	The recent trading price range of the Company’s common stock at a fraction of a penny has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital.
●	Demand for our technology and products could be significantly reduced.
●	Estimates used in the preparation of our financial statements may need to be revised.

Risk Factors Relating to Our Product Development:

Limited production and sales of CSRV® engine generators.

To date, we have only had only minimal sales of CSRV® engine generators and received limited revenues from research and development a number of years ago. We have not been able to move into the CSRV® engine generator production phase of our business because we have not been successful in raising sufficient new working capital.

We expect to continue to incur losses until we commence production and distribution of products incorporating our CSRV® system technology. We may not be profitable or operating cash flow positive in 2017 unless we can begin to generate positive cash flows from sales of CSRV® Engine products or receive cash proceeds from new licensing agreements for our CSRV® system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2017. [DISCUSS NEW UPDATES ON SECURE SUPPLIES]

The Coates CSRV® System Technology may not have the performance characteristics and longevity that we expect which may adversely affect our future revenues.

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

The power generation market is a highly competitive industry currently occupied by extremely large companies. These companies have far greater financial and other resources than we do and already occupy segments of the power generation market. In order to successfully penetrate this industry, the Coates Engine® will have to produce the performance and durability results anticipated by management and sell at a price that will enable it to effectively compete and gain entrance into this market.

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

Our short term business success relies upon our sublicensing agreement with Secure Supplies and the Canadian licensing agreement which has been assigned to Almont.

In order to ensure our successful performance under the sublicense with Secure Supplies, we will need to timely develop a prototype Hydrogen Gen Set which requires adapting the CSRV® system technology to operate effectively in larger industrial engines such as a V-16 and/or V-12. This will also entail an evaluation of the qualities of hydrogen gas in order to assess the potential electric power output from such Hydrogen Gen Sets. There can be no assurance that we can successfully develop this prototype on a timely basis or that the electric power output will meet expectations. If we are not successful in developing the Hydrogen Gen Set technology and/or in meeting expectations for the electrical power output, it would have a material adverse effect on our financial positon, cash flows and results of operations.

Our sublicense with Almont is currently inactive because the parties have not fulfilled their obligations thereunder due to our delay in starting up production and delivery of CSRV® products to Almont. The parties mutually agreed to consider the basis on which the license could be reactivated at such time that the Company is successful in starting up its manufacturing operations. As long as we are unable to commence such operations, our brand, business prospects, financial condition and operating results continue to be materially, adversely affected.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources to defend such claims and/or lawsuits and could harm our business.

We cannot be certain that our licensed rights to the patented engine designs and technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to search for potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time-to-time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against any third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

We have only a small number of employees, and in order to grow our business we will need to hire significant additional personnel.

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

Since we are subject to the information and reporting requirements pursuant to Section 15(d) of the Exchange Act, as well as other disclosure requirements such as the proxy rules, going private rules and many tender offer provisions, our stockholders will not have access to the short-swing reporting and profit receiving protections or information that is provided by beneficial ownership reporting requirements of the U.S. securities laws. Additional SEC regulations already in place have also substantially increased the accounting, legal, and other costs related to becoming and remaining a publicly reporting company. In the current regulatory environment, a recent trend has been established to continue to introduce substantial additional regulations affecting financial markets and publicly reporting companies. There can be no assurance that new regulations introduced in the future, will not significantly increase the cost of compliance for publicly traded companies. If we do not meet the public company reporting requirements designed to make current information about our company available to market makers, they will not be able to trade our stock. In addition, if we do not comply with the public company reporting requirements, we will be in default of our convertible promissory notes, which provide for substantial penalties in such event and would likely have a material adverse effect on our financial condition and results of operations. The public company costs of preparing and filing annual and quarterly reports, making interactive reporting of our financial statement in XBRL format available to stockholders, providing other information to the SEC and furnishing audited reports to stockholders, cause our expenses to be higher than they would be if we were privately-held and not subject to public company reporting regulatory requirements. In addition, we may incur substantial expenses in connection with the preparation of registration statements required to be filed in connection with the registration of securities under the Securities Act of 1933. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our common stock, and the ability of stockholders to resell their stock.

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

George J. Coates, together with members of his family and related trusts, are beneficially entitled to approximately 90.2% of votes on matters submitted to a vote of the outstanding common stockholders at April 12, 2017 and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; dilution of stockholders’ interests through additional issuances of new shares of common stock; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Our board of directors may, from time to time, approve the issuance of shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board may deem relevant at that time. As of April 12, 2017, we had approximately $140,000 face amount of convertible debt outstanding. This debt, if not prepaid within 180 days after the date of the convertible note, is convertible into shares of our common stock at a 30% to 38% discount from the contractually defined trading price of our stock over a defined stock price measurement period which precedes the date of conversion. It is possible that we will issue additional securities to pay for services and reduce debt in the future.

Anti-dilution protection for George J. Coates, Gregory G. Coates and Barry C. Kaye, stock awards to our officers and directors and exercise of stock options will cause additional shares of our common stock to be issued which will dilute the ownership interest and share of dividends of existing shareholders.

We have granted stock options to officers, directors, consultants and advisers, which may be exercised and converted into shares of our common stock. In addition, we grant stock awards and provide for anti-dilution protection to key officers and directors which may be in the form of shares of common stock or instruments convertible into shares of common stock, including Series B Convertible Preferred Stock. At April 12, 2017, 16,981,089 shares of Series B Convertible Preferred Stock issued to key officers, which are also directors, each of which is convertible into 1,000 shares of common stock on the 2nd anniversary date after issuance, were issued and outstanding. The occurrence of these events will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is traded on the OTC Pink Sheets under the ticker symbol COTE. The closing price of the common stock on April 12, 2017 was $0.0005 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2016 and 2015, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016:
High	$0.0044	$0.0022	$0.0019	$0.0008
Low	$0.0012	$0.0004	$0.0003	$0.0005
2015:
High	$0.0140	$0.0600	$0.0195	$0.0075
Low	$0.0020	$0.0010	$0.0032	$0.0024

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

(b) Holders

At April 12, 2017, the number of holders of record of our common stock was 757. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “2006 Stock Plan”) was adopted by our board of directors and by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2006 Stock Plan provides for the grant of stockbased awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the 2006 Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to our employees. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2006 Stock Plan. The maximum number of shares with respect to which awards may be granted in any calendar year to any employee under the 2006 Stock Plan shall not exceed 25% of the total number of shares authorized. All shares of common stock under this plan have been granted in the form of stock options.

2014 Stock Option and Incentive Plan

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014 and by our shareholders on February 27, 2015 by consent of George J. Coates in his capacity as the majority stockholder. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock authorized by the 2014 Stock Plan. At December 31, 2016, none of the shares of common stock authorized under the 2014 Stock Plan had been granted.

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

The following table sets forth information with respect to our securities authorized for issuance as of April 12, 2017, under our 2006 and 2014 Stock Option and Incentive Plans:

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

Recent Sales of Unregistered Securities

The following issuances of securities during the year ended December 31, 2016 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, an aggregate of $752,000 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 1,349,144,802 unregistered shares of our common stock.

For the year ended December 31, 2016, 11,937,537, 872,014 and 68,266 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $7,060,000, $494,000 and $39,000, respectively.

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV®”) system technology. This technology has been successfully applied to natural gas fueled industrial electric power CSRV® generator engines (“Gen Sets”), automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. As explained in more detail below, we intend to devote a substantial amount of resources during the remainder of 2017 to develop Hydrogen Gen Sets, capable producing up to 1MW of electrical power output in connection with a newly granted sublicense agreement with Secure Supplies.

In December 2016, we executed an exclusive license with Secure Supplies covering Hydrogen Gen Sets in the territory of North America. Secure Supplies employs a combination of solar generated power and hydrogen cell technology to generate hydrogen gas. It expects to procure 400 Hydrogen Gen Sets for Phase I of its project to install power generation plants throughout North America. The Company intends to sell each such Generator Set for $1 million. Development of the first production Generator Set is anticipated to commence during or before the second quarter of 2017.

In February 2015, we granted a $100 million non-exclusive distribution sublicense to a China-based sales and distribution company that covers distribution in the territory of the Western Hemisphere. We also undertook to procure parts and components to commence limited production of our Gen Sets. We have complete production of an initial next generation 855 cubic inch industrial Gen Set. We intend to perform quality control on these Gen Sets, after which we will begin ramping up production for sales and distribution to end users.

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. Hydroxy-Gas has a different molecular structure than hydrogen gas which will power the Gen Sets for Secure Supplies. It consists of two hydrogen atoms. The Hydroxy-Gas produced by the hydrogen reactor can then be harvested for use as a type of fuel. While Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines, development is being intentionally postponed in order to focus on the new sublicense agreement with Secure Supplies. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology.

We previously agreed to collaborate on the development of this technology with WTF Asia International Ltd. (“WTF Asia”), a Hong Kong-based entity to enable it to be applied to large industrial gen set engines. We have designed and integrated the switchgears, controls, load bank and emissions equipment into the hydrogen reactor/gen set (“Coates Assembled Components”). We recently recommended that Secure Supplies and WTF Asia directly coordinate this development as a joint effort due to their inherent synergies in developing hydrogen powered generation of electric power. WTF Asia would be responsible for building additional components based on technology already developed that will enable the hydrogen reactor to adequately power larger CSRV® commercial and industrial engines.

Applications for patent protection of this technology would be filed upon completion of the research and development. Although at this time no arrangements have been made between us and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to us once the related patent protection is in place. Accordingly, we do not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. We have been responsible for all costs incurred to date related to the development of this technology.

Plan of Operation

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based generator engine and during 2016 completed retrofitting a next generation Cummins industrial engine with our CSRV® engine technology. This unit is being used to attract new licensing transactions and other manufacturing activities. We will need to raise sufficient new working capital to ramp up our own manufacturing and distribution operations.

As discussed above, we plan to devote substantial resources for the remainder of 2017 to development of the substantially more powerful Hydrogen Gen Set for Secure Supplies.

We intend to take advantage of the fact that essentially all the parts and components of the CSRV® generator engine may be readily sourced and acquired from U.S. based suppliers and subcontractors, and, accordingly, expect to manufacture Gen Sets by developing assembly lines within owned manufacturing facilities. The initial limited production will enable us to prove our concept for the CSRV® system technology and we expect this will dovetail with the existing demand in the marketplace. We plan to address this demand by establishing large scale manufacturing operations in the United States. Transitioning to large scale manufacturing is expected to require a substantial increase in our work force, securing additional manufacturing capacity and substantial capital expenditures.

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) licensing fees from new sublicensing agreement, (ii) positive working capital generated from sales of our CSRV® products and (iii) issuance of promissory notes to related parties and issuance of convertible notes. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The recent trading price range of our common stock at a fraction of a penny has introduced additional risk and difficulty to our challenge to secure needed additional working capital.

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements.

Sublicensing agreements with Secure Supplies and Renown which are already in place are discussed under “Item 1: Business, Operational Plan, Sublicensing.”

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

Results of Operations for the Years Ended December 31, 2016 and 2015

Our principal business activities and efforts during 2016 and 2015 were devoted to (i) retrofitting a Cummins next generation industrial natural gas engine with our CSRV® engine technology, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations (iii) research and development of the hydrogen reactor technology and (iv) negotiating a US $100 Million non-exclusive distribution license with Renown Power Development, Ltd., a China-based company which was consummated in February 2015.

Although we incurred substantial net losses for the years ended December 31, 2016 and 2015 of ($8,356,092) and ($10,203,819), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($494,125) and ($949,230) in 2016 and 2015, respectively, was significantly less than these reported net losses. The differences between the reported net losses incurred in 2016 and 2015 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales in 2016 and 2015.

Sublicensing fee revenue for the years ended December 31, 2016 and 2015 amounted to $29,200 and $94,200, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force. Sublicensing fee revenue for 2016 included $10,000 in connection with the sublicense agreement with Secure Supplies. Sublicensing fee revenue for 2015 included the recognition of $75,000 deposit from an abandoned sublicensing agreement that was recognized as revenue.

Expenses

Research and Development Expenses

Research and development activities in 2016 and 2015 were primarily related to retrofitting a Cummins next generation industrial natural gas engine with our CSRV® engine technology, the hydrogen reactor project and continuing development of production parts and components for CSRV® Industrial Gen Sets. Research and development expenses decreased by $172,268 or 41.3% to $244,877 in 2016 from $417,145 in 2015. This net decrease is primarily due to (i) a $169,700 decrease in the amount of compensation and benefits allocated to research and development activities in (ii) a $2,568 decrease in parts and materials utilized in research and development in 2016.

Stock-based Compensation Expense

Stock based compensation expense decrease by $698,989 to $6,875,514 in 2016 from $7,574,503 in 2015. For the years ended December 31, 2016 and 2015, 12,706,904 and 2,907,247 shares of Series B Convertible Preferred Stock were issued for anti-dilution to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. In spite of this increase in the number of shares issued for anti-dilution, stock-based compensation decreased due to the lower trading price range of the Company’s common stock price during 2016 as compared to 2015, which resulted in a lower value of the shares issued being charged to expense in 2016.

Compensation and Benefits

Compensation and benefits increased by $172,268 to $450,222 in 2016 from $277,935 in 2015. This increase was due primarily due to a decrease of $169,700 in the amount of salaries and benefits allocated to and reported as research and development expenses.

General and Administrative Expenses

General and administrative expenses decreased by ($136,291) to $403,253 in 2016 from $539,544 in 2015. The net decrease in 2016 was primarily related to decreases in legal and professional fees of ($38,413), building expenses of ($12,719), investor relations costs of ($12,182), non-capitalizable equipment purchases of $(10,158), office expenses of ($7,896), marketing costs of ($6,667), printing costs of ($6,460), state and local taxes of ($4,936) financing costs of ($3,734), repairs and maintenance of ($3,626), property taxes of ($3,403), utilities of ($3,141), warehouse expenses of ($2,403), miscellaneous income and expenses of ($12,955), and a net decrease in all other expenses of ($7,598).

In order to preserve our working capital, George J. Coates, Gregory G. Coates, Barry C. Kaye and Bernadette Coates have voluntarily agreed to defer payment of their compensation. As of April 12, 2017, the amount of their unpaid, deferred compensation amounted to $980,385, $76,203, $227,875 and $261,200, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Depreciation and Amortization

Depreciation and amortization expense decreased to $48,370 in 2016 from $52,552 in 2015.

Loss from Operations

A loss from operations of ($7,993,036) was incurred in 2016 compared with a loss from operations of ($8,767,497) in 2015.

Other Expense

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the years ended December 31, 2016 and 2015, other income (expense) was recorded to reflect the decrease (increase) in the fair value of embedded liabilities of $479,455 and ($157,232), respectively.

Loss on conversion of convertible notes

For the years ended December 31, 2016 and 2015, the Company realized a loss on conversion of convertible notes of ($143,118) and ($273,160), respectively.

Interest Expense

Interest expense decreased to $699,093 in 2016 from $1,005,930 in 2015. Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $296,130, interest on promissory notes to related parties of $292,702, mortgage loan interest of $95,234, and net other interest of $15,027. Interest expense in 2015 consisted of non-cash interest related to convertible promissory notes of $652,773, interest on promissory notes to related parties of $217,638, mortgage loan interest of $100,162, interest expense related to the sale/leaseback of equipment of $32,398 and net other interest of $2,959.

Deferred Taxes

In 2016 and 2015, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the year ended December 31, 2016, we incurred a net loss of ($8,356,092) or ($0.00) per share, as compared with net loss of ($10,203,819) or ($0.01) per share for 2015. Included in the net losses for the years ended December 31, 2016 and 2015 was $7,229,801 and $8,886,738, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at December 31, 2016 was $9,163, a decrease of $20,044 from our cash position of $29,207 at December 31, 2015. We had a working capital deficit of ($5,411,111) at December 31, 2016 which represents a reduction in the deficit of $64,847 compared to the ($5,475,958) of negative working capital at December 31, 2015. Our current liabilities of $5,658,784 at December 31, 2016, decreased by $73,516 from $5,732,300 at December 31, 2015. This net decrease primarily resulted from (i) a ($479,455) net decrease in derivative liability related to convertible promissory notes, (ii) a ($362,309) decrease in the carrying amount of convertible notes, net of unamortized discount, partially and (iii) a decrease of $20,632 decrease in other current liabilities, partially offset by (i) a 438,607 increase in accounts payable and accrued liabilities and (ii) an increase in deferred compensation payable of $350,173.

Operating activities utilized cash of ($494,128) for the year ended December 31, 2016, a decrease of $455,105 from the cash utilized for operating activities of ($949,230) for the year ended December 31, 2015. Cash utilized by operating activities in the year ended December 31, 2016 resulted primarily from (i) a cash basis net loss of ($1,126,292) (after adding back non-cash stock-based compensation expense of $6,875,514, non-cash interest expense of $601,053, a non-cash loss on conversion of convertible notes of $143,418, depreciation and amortization of $48,370 and the non-cash portion of inventory used in research and development of $60,101, partially offset by a non-cash decrease in embedded derivative liabilities related to convertible notes of ($479,455) and recognition of non-cash licensing revenues of ($19,200); and (ii) a decrease in inventory of $26,535, an increase in deferred offering costs and other assets of ($37,910), an increase of $293,369 in accounts payable and accrued liabilities and an increase in deferred compensation payable of $350,173.

Cash used for investing activities consisted of $11,493 for acquisitions of property, plant and equipment in 2016.

Cash generated from financing activities amounted to $485,574 in 2016. This was comprised of $199,306 from sales of common stock under an equity purchase agreement with Southridge Partners II LP, issuances of promissory notes to related parties of $182,143, issuances of convertible promissory notes aggregating $175,750, issuances of common stock and warrants of $75,000, sublicensing fee revenue of $10,000, partially offset by net repayments of promissory notes held by related parties of ($93,000), principal repayments of ($55,000) on the mortgage loan payable and repayments of a finance lease obligation amounting to ($8,625).

Going Concern

We have incurred net recurring losses since inception, with an accumulated deficit amounting to ($65,327,090), as of December 31, 2016 and had a stockholders’ deficiency of ($5,196,882). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 14, 2017 with respect to our financial statements as of and for the year ended December 31, 2016 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2016, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses of our CSRV® products, raising working capital to enable us to commence production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

During the years ended December 31, 2016 and 2015, we raised $642,199 and $1,107,761, respectively, of new working capital from sales of registered shares common stock under an equity purchase agreement, issuances of promissory notes to related parties, issuances of convertible promissory notes, sales of our common stock and common stock warrants in 2016 and sublicensing fee revenue in 2016.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources of working capital and new funding being pursued by us include (i) issuances of convertible promissory notes, (ii) sublicensing fees from prospective new sublicensees, (iii) manufacturing and sales of CSRV® Units, (iv) issuances of additional promissory notes to related parties and (v) sales of common stock and warrants. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse affect on our operations and financial condition.

At December 31, 2016, current liabilities were comprised of promissory notes due to related parties aggregating $1,454,699, legal and professional fees of $1,452,653, deferred compensation of $1,272,317, accrued interest payable of $501,736, accrued general and administrative expenses of $391,927, an embedded derivative liability related to convertible promissory notes of $153,472, deposits with orders of $150,595, accrued research and development expenses of $114,859, the current portion of license deposits of $60,725, the current portion of a mortgage loan amounting to $60,000 and convertible promissory notes, net of unamortized discount of $45,801.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2016:

		Due Within
	Total	2017	2018

Promissory notes to related parties	$1,454,699	$1,454,699	$-
Mortgage loan payable	1,333,158	65,000	1,268,158
Deferred compensation	1,272,317	1,272,317	-
Convertible promissory notes	99,000	99,000	-
Total	$4,159,174	$2,891,016	$1,268,158

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2016 which are contained in this filing, the Company’s 2016 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Income Taxes

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This update was designed to simplify the presentation of deferred taxes by eliminating the requirement to separately classify the current and non-current portion of deferred tax assets and liabilities. Accordingly, this update will require that all deferred tax assets and liabilities be presented as non-current. This update will become effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of this update, however, at this time it does not expect it will have a material effect on its financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Financial Statements as of and for the Years ended December 31, 2016 and 2015 beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 18, 2016, we were informed by our independent registered public accounting firm, Cowan, Gunteski & Co., P.A. (“Cowan”), that it has transferred its SEC practice to MSPC. As a result of the transfer and upon notice by “Cowan” to the Company on April 18, 2016, “Cowan” in effect has resigned as our independent registered public accounting firm and MSPC became our independent registered public accounting firm. The engagement of MSPC as our independent registered public accounting firm was ratified and approved by our Board of Directors on April 21, 2016.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management's Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers as of April 12, 2017. Our directors hold office until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors and serve at the discretion of the directors. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. The board of directors did not meet during the year ended December 31, 2016.

Name	Age	Position

George J. Coates	77	Director, Chairman of the Board, Chief Executive Officer and President

Gregory G. Coates	46	Director, Secretary and President, Technology Division

Barry C. Kaye	63	Director, Treasurer and Chief Financial Officer

Jack Perkowski	68	Director *, **

Dr. Frank Adipietro	59	Director *, ***

Richard Whitworth	68	Director *, **, ***

*          Serves as an independent director.

**       Serves as a member of our audit committee.

***     Serves as a member of our compensation committee.

George J. Coates is our founder and, with the exception of a short period of time of less than one year, has served from the inception of the Company as a director, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Coates is also the majority stockholder.

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

Gregory G. Coates became a director of the Company in October 2006, and had served as the Chairman of our Board of Directors until March 2007. In October 2006, he became our President – Technology Division. For more than thirty years, Gregory G. Coates has worked with us as a design engineer, working in research and development, designing and building the CSRV® system technology and adapting this technology to various existing applications. He created some of our licensed inventions, and patented certain of them. Gregory G. Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology in Ireland. He invented and patented the Multi Sequential Fuel Management System®, a vital component of our CSRV® engines and also holds patents on other innovative technologies.

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

Dr. Frank J. Adipietro became a director of the Company in October 2006. Dr. Adipietro earned an M.D. degree from SUNY Downstate Medical School, Brooklyn, New York. He has also earned a Bachelor of Science degree from New York University, graduating with Phi Beta Kappa and Magna Cum Laude distinction. He has been practicing in the area of anesthesia and interventional pain management for more than thirty years. He serves as President of the Medical Staff at Eastern Long Island Hospital in Greenport, New York since 2009 and serves on numerous hospital committees as well. Vice Chairman of the Board of Trustees since 1999. He was affiliated with Lenox Hill Hospital, New York, NY for more than twelve years in the field of Cardiothoracic Anesthesia.

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

Audit Committee

Jack Perkowski is the Chairman and Richard Whitworth is a member of the audit committee. The audit committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of our independent auditor;  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor; reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;  monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;  discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; communicating independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements, if any.

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

During each of the years ended December 31, 2016 and 2015, the Audit Committee held four audit committee meetings. In connection with the audit of our financial statements as of and the year ended December 31, 2016 by MSPC, our Independent Public Accounting Firm and in connection with the audit of our financial statements as of and the year ended December 31, 2015 by Cowan, Gunteski & Co., P.A. (“Cowan”), our Independent Public Accounting Firm, our audit committee has communicated with MSPC and Cowan for those respective years, regarding the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. In addition, the audit committee has received the written disclosures and the letter from MSPC and Cowan for those respective years required by Independence Standards Board Standard No. 1 as adopted by the PCAOB in Rule 3600T and has discussed with MSPC and Cowan their independence for those respective years.

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

The Compensation Committee did not meet during the years ended December 31, 2016 and 2015. There were no changes to any executive’s compensation during this period.

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

Code of Business Conduct and Ethics

Our code of business conduct and ethics can be viewed on our website at www.coatesengine.com.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers and directors for the years ended December 31, 2016 and 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary		Anti-dilution and Stock Awards		Interest		All Other Compensation		Total

George J. Coates	2016	$250,000	(1)	$7,060,266	(2)	$29,939	(3)	$16,072	(4)	$7,356,277
Chief Executive Officer and President	2015	250,000	(1)	7,439,024	(2)	57,863	(3)	17,685	(4)	7,764,572

Barry C. Kaye	2016	-		38,639	(5)	105,149	(6)	102,400	(6)	245,784
Chief Financial Officer and Treasurer	2015	-		39,646	(5)	-		111,000	(7)	122,646

Gregory G. Coates	2016	150,280	(8)	493,646	(10)	-		21,941	(4)	665,867
President, Technology Division	2015	155,769	(9)	506,427	(10)	-		22,200	(4)	684,396

(1)	For each of the two years ended December 31, 2016 and 2015, George J. Coates was paid $-0- of this salary amount and $250,000 of his salary was deferred until such time that we have sufficient working capital to pay such deferred compensation.

(2)	During the years ended December 31, 2016 and 2015, George J. Coates received 11,937,537 and 2,708,430 shares, respectively, of Series B Convertible Preferred Stock with estimated fair values of $7,060,266 and $7,439,024, respectively, pursuant to an anti-dilution agreement.

(3)	Represents interest earned by George J. Coates on promissory notes from the Company for working capital he provided for operations amounting to $29,939 and $57,863 for the years ended December 31, 2016 and 2015, respectively.

(4)	Other compensation for George J. Coates and Gregory G. Coates consisted of health, dental and life insurance for the years ended December 31, 2016 and 2015.

(5)	During the year ended December 31, 2016 and 2015, Barry C. Kaye received 68,266 and 14,435 shares, respectively, of Series B Convertible Preferred Stock with estimated fair values of $38,639 and $39,648, respectively, pursuant to an anti-dilution agreement.

(6)	This amount includes $102,400 of compensation earned in 2016 and $105,149 of accrued interest on unpaid compensation during the period from March 2012 through December 2016. During the year ended December 31, 2016, Barry C. Kaye was paid compensation of $6,000 of this amount. As of December 31, 2016, Mr. Kaye was owed $202,400 of compensation he earned during the period from January 2015 to December 31, 2016 and $105,149 of accrued interest. These amount is included in accounts payable and accrued liabilities in the Company’s balance sheet at December 31, 2016.

(7)	During the year ended December 31, 2015, Barry C. Kaye was paid compensation of $83,000.

(8)	For the year ended December 31, 2016, Gregory G. Coates was paid $117,347 of this salary amount and $32,933 of his salary was deferred until such time that we have sufficient working capital to pay such deferred compensation.

(9)	Includes salary paid to Gregory G. Coates for vacation earned, but not taken.

(10)	During the years ended December 31, 2016 and 2015, Gregory G. Coates received 872,014 and 184,382 shares, respectively, of Series B Convertible Preferred Stock with estimated fair values of $493,564 and $506,427, respectively, pursuant to an anti-dilution agreement.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to our executives as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price	Option Expiration Date
George J. Coates	1,000,000	-	-	$0.440	10/23/2021
	50,000	-	-	0.430	11/3/2024
	275,000	-	-	0.400	11/18/2025
	1,800,000	-	-	0.250	7/26/2026
	1,815,000	-	-	0.060	6/24/2027
Gregory G. Coates	500,000	-	-	0.440	10/23/2021
	1,800,000	-	-	0.240	8/8/2026
	351,500	-	-	0.028	4/30/2029
Barry C. Kaye	125,000	-	-	0.440	10/17/2021
	100,000	-	-	0.042	12/9/2028
	351,500	-	-	0.028	4/30/2029

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

We did not pay any compensation to our non-employee directors for the years ended December 31, 2016 and 2015.

Employment contracts, termination of employment and change-in-control arrangements

There are currently no employment contracts with any of our employees and there have been no terminations or change-in-control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 12, 2017 for:

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

Percentage ownership calculations are based on 3,177,788,855 shares outstanding as of April 12, 2017. Addresses of named beneficial owners are c/o Coates International, Ltd., 2100 Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
					Shares Beneficially Owned
Name of Beneficial Owner	Outstanding Shares Beneficially Owned		Right to Acquire Within 60 Days After April 12, 2017		Number	Percentage

George J. Coates	579,912,070	(1)	2,329,621,000	(2)	2,909,533,070	51.80%

Gregory G. Coates	14,032,520		172,437,500	(3)	186,470,020	3.32%

Barry C. Kaye	5,648,358		9,318,500	(4)	14,916,858	0.27%

Dr. Frank Adipietro	3,735,364		827,000		4,562,364	0.08%

Richard Whitworth	-		25,000		25,000	0.00%

Jack Perkowski	-		-		-	0.00%

All executive officers and directors as a group (6 persons)	603,328,312		2,512,229,000		3,115,507,312	55.47%

(1)	Includes 1,956,960 shares owned by Mr. Coates' spouse and 1,165,507 shares owned by The Coates Trust, a trust controlled by George J. Coates as Trustee. Beneficial ownership of these shares is disclaimed by George J. Coates.

(2)	Includes 2,324,861 shares of Series B Convertible Preferred Stock which are eligible for conversion into 2,324,681,000 shares of common stock and 4,940,000 vested common stock options.

(3)	Includes 169,786 shares of Series B Convertible Preferred Stock which are eligible for conversion into 169,786,000 shares of common stock and 2,651,500 vested common stock options.

(4)	Includes 9,318 shares of Series B Convertible Preferred Stock which are eligible for conversion into 9,318,000 shares of common stock and 576,500 vested common stock options.

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

Promissory Notes to Related Parties

Promissory Notes due to George J. Coates

During the years ended December 31, 2016 and 2015, we issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $177,000 and $70,000, respectively. During the years ended December 31, 2016 and 2015 the Company repaid promissory notes to George J. Coates in cash in the aggregate principal amount of $93,000 and $120,000, respectively, which included $ 63,000 of interest in 2016. In addition, the Company and Mr. Coates mutually agreed to convert $159,000 of promissory notes into common stock of the Company at exercise prices ranging from $0.0006 to $0.0011 per share. The exercise price was determined to be the closing trading price of the Company’s common stock on the date of conversion. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At December 31, 2016, the outstanding balance was $314,975, including accrued interest.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing note payable to Gregory G. Coates, son of George J. Coates, President, Technology Division and Director, with a principal balance of $1,438,000, which is payable on demand. During the year ended December 31, 2015, the Company repaid $24,000 principal amount of this promissory note. As required by GAAP, interest at the rate of 10% per annum amounting to $144,000 and $145,000 has been imputed on this promissory note for the years ended December 31, 2016 and 2015, respectively.

Promissory Notes Issued to Bernadette Coates

During the year ended December 31, 2015, the Company partially repaid promissory notes to Bernadette Coates, spouse of George J. Coates, in the aggregate principal amount of $36,000, respectively. The promissory notes are payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. At December 31, 2016, the outstanding balance was $86,262, including accrued interest.

Share Issuances - Series B Convertible Preferred Stock

We provide anti-dilution protection to George J. Coates, Gregory G. Coates and Barry C. Kaye whenever new shares our common stock are issued to any other parties. Such anti-dilution may be in the form of an award of either (i) shares of Series A Preferred Stock which entitles the holder to 10,000 votes per share on any matters brought before the common stockholders for a vote; or, (ii) shares of Series B Convertible Preferred Stock which are convertible into shares of our common stock on the second anniversary after the date of issuance and entitle the holder to 1,000 votes per share on any matters brought before the common stockholders for a vote.

For the year ended December 31, 2016, 11,937,537, 872,014 and 68,266 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $7,060,000, $494,000 and $39,000, respectively.

For the year ended December 31, 2015, 2,708,430, 184,382 and 14,435 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $7,495,000, $510,000 and $40,000, respectively.

During the year ended December 31, 2016, George J. Coates and Barry C. Kaye converted 115,006 shares and 2,976 shares of Series B into 115,006,000 and 2,976,000 shares of our common stock, respectively.

At December 31, 2016, there were 16,252,584 shares of Series B outstanding. In the event that all of these shares were converted, once the conversion restrictions lapse, an additional 16,252,584,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at December 31, 2016, this would dilute the ownership percentage of non-affiliated stockholders from 70.7% to 8.7%.

Stock Option Grants

No stock options were issued during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2015, stock options to purchase 703,000 shares of common stock at an exercise price of $0.028 per share became vested and 30,000 stock options with an exercise price of $1.00 per share expired. The estimated fair value of stock options which vested during the year ended December 31, 2015 was $20,000.

Compensation

For the years ended December 31, 2016 and 2015, George J. Coates earned base compensation of $250,000 and $250,000, respectively, payment of which has been deferred until we have sufficient working capital.

For the years ended December 31, 2016 and 2015, Gregory G. Coates earned base compensation of $150,280 and $155,769, respectively. Payment of $32,934 of his compensation in 2016 has been deferred until we have sufficient working capital. The compensation in 2015 included payment for vacation earned, but not taken.

For the years ended December 31, 2016 and 2015, Bernadette Coates, spouse of George J. Coates, earned base compensation of $67,240 and $67,240, respectively, payment of which has been deferred until we have has sufficient working capital.

Consulting Fees

During the years ended December 31, 2016 and 2015, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $6,000 and $83,000, respectively. For the year ended December 31, 2016, Mr. Kaye earned compensation of $102,000, which was not paid and is being deferred until we have sufficient working capital to remit payment to him. During the year ended December 31, 2016, the Company agreed to accrue interest on the balance of his deferred compensation retroactive to when it began being deferred in May 2012 and, accordingly, recorded interest expense of $105,000. This amount is included in interest expense in the accompanying statement of operations for the year ended December 31, 2016. Interest continues to be accrued on the unpaid balance. At December 31, 2016, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $308,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2016.

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

Item 14. Principal Accounting Fees and Services.

On April 18, 2016, we were informed by our independent registered public accounting firm, Cowan, Gunteski & Co., P.A. (“Cowan”), that it has transferred its SEC practice to MSPC. As a result of the transfer and upon notice by “Cowan” to the Company on April 18, 2016, “Cowan” in effect has resigned as our independent registered public accounting firm and MSPC became our independent registered public accounting firm. The engagement of MSPC as our independent registered public accounting firm was ratified and approved by our Board of Directors on April 21, 2016.

MSPC did not bill us for any services during the year ended December 31, 2015.

Audit Fees

During the year ended December 31, 2016, MSPC billed us in the aggregate $22,500 for professional services rendered for their reviews of the quarterly financial statements included in our Forms 10-Q for each of the each of the three quarters in 2016.

During the year ended December 31, 2016, Cowan billed us in the aggregate $47,500 for professional services rendered for their audit of our annual financial statements for the years ended December 31, 2015, included in our Form 10-K.

During the year ended December 31, 2015, Cowan billed us in the aggregate $74,000 for professional services rendered for their audit of our annual financial statements for the years ended December 31, 2014, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2015.

Audit-related Fees

We did not incur any audit-related fees during the year ended December 31, 2016.

For the year ended December 31, 2015, Cowan billed us $16,383 in connection with providing their consent to the inclusion of our audited financial statements in a registration statement and the amendments thereto on Form S-1.

Tax Fees

We did not incur any tax fees during the years ended December 31, 2016 and 2015.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal auditors for the fiscal years ended December 31, 2016 and 2015.

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

Audited financial statements of Coates International, Inc. as of December 31, 2016 and 2015 and for the years then ended are presented beginning on page F-1.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

Exhibit No.	Description

3.1(i) (1)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on August 19, 1997

3.1(iii) (1)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 19, 2000

3.1(iv) (1)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(v) (2)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.1(vi) (3)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware, dated May 29, 2015

3.1(vii) (22)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware, dated June 17, 2016

3.2 (1)	Bylaws

4.1 (4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, effective April 30, 2009

4.2 (4)	Certificate of Amendment of Certification of Designation, Preferences and Rights of Series A Preferred Stock, effective May 24, 2011

4.3 (5)	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock, dated January 14, 2014

4.4 (6)	Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated March 9, 2015

4.5 (22)	Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated February 23, 2016

4.6 (22)	Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated November 14, 2016

10.1 (7)	License Agreement, dated September 29, 1999, with Well to Wire Energy, Inc.

10.2 (7)	Amendment No. 1 to License Agreement with Well to Wire Energy Inc. dated April 6, 2000

10.3 (7)	Amendment No. 2 to License Agreement with Well to Wire Energy Inc. dated July 21, 2000

10.4 (8)	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.5 (9)	Amended and Restated License Agreement between the Company and George J. Coates and Gregory G. Coates dated April 6, 2007

10.6 (10)	License Agreement between the Company and Well to Wire Energy, Inc. dated January 29, 2008 and executed on April 7, 2008

10.7 (10)	Escrow Agreement between the Company and Well to Wire Energy, Inc. dated April 11, 2008

10.8 (11)	Memorandum of Understanding dated February 8, 2010 among the Company, Well to Wire Energy, Inc. and Almont Energy, Inc. covering the consent of the Company to the assignment of the Canadian License, Research and Development Agreement, Rights to the US Licensing Agreement and the Right of First Refusal.

10.9 (12)	Letter from Cummins confirming supply arrangement with Coates International, Ltd.

10.10 (13)	2014 Employee Stock Option and Incentive Plan adopted on May 31, 2014

10.11 (14)	License Agreement between the Company and Renown Power Development, Ltd., executed February 24, 2015.

10.12 (15)	Equity Purchase Agreement between the Company and Southridge Partners II LP, dated July 29, 2015

10.13 (15)	Registration Rights Agreement between the Company and Southridge Partners II LP, dated July 29, 2015

10.14 (16)	Secured Convertible Promissory Notes issued to Typenex Co-Investment, LLC, dated August 14, 2015

10.15 (16)	Securities Purchase Agreement Between the Company and Typenex Co-Investment, LLC, dated J August 14, 2015

10.16 (17)	Convertible Promissory Note Issued to GW Holdings Group, LLC, dated August 15, 2016

10.17 (17)	Securities Purchase Agreement Between the Company and GW Holdings Group, LLC, dated August 15, 2016

10.18 (18)	Convertible Promissory Note Issued to APG Capital Holding, LLC dated September 28, 2016

10.19 (18)	Securities Purchase Agreement Between the Company and APG Capital Holding, LLC, dated September 28, 2016

10.20 (21)	Convertible Promissory Note Issued to Adar Abays, LLC dated December 15, 2016

10.21 (21)	Securities Purchase Agreement Between the Company and Adar Abays, LLC dated December 15, 2016

10.22 (19)	Convertible Promissory Note Issued to Power Up Funding Lending Group Ltd., dated January 5, 2017

10.23 (19)	Securities Purchase Agreement Between the Company and Power Up Funding Lending Group Ltd., dated January 5, 2017

10.24 (20)	License Agreement Between the Company and Various Secure Supplies entities, dated December 5, 2016

31.1 (21)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (21)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (22)	Certification of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (22)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 333-143406.

(2)	Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.

(3)	Incorporated by reference from the Company’s Registration Statement filed July 30, 2015 on Form S-1 with the Securities and Exchange Commission, File No. 333-205959.

(4)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

(5)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

(6)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2015.

(7)	Incorporated by reference from the Company's Registration Statement and amendments thereto filed September 11, 2001 on Form 10-SB12G with the Securities and Exchange Commission, File No. 000-33155.

(8)	Incorporated by reference from the Company’s Form 10-KSB/A for the year ended December 31, 2005 filed on October 25, 2006.

(9)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2006.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

(11)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2009.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 24, 2011.

(13)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 19, 2014.

(14)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2014.

(15)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on July 30, 2015.

(16)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2015.

(17)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2016.

(18)	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 10, 2016.

(19)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2017.

(20)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2016.

(21)	Filed herewith.

(22)	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2017.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman and Chief Executive Officer

By:	/s/ Barry C. Kaye
Barry C. Kaye, Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Coates	Director, Chairman, Chief Executive Officer and President	April 14, 2017
George J. Coates	(principal executive officer)

/s/ Gregory G. Coates	Director, Secretary and President-Technology Division	April 14, 2017
Gregory G. Coates

/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer	April 14, 2017
Barry C. Kaye	(principal financial and accounting officer)

/s/ John Perkowski	Director	April 14, 2017
John Perkowski

/s/ Frank J. Adipietro	Director	April 14, 2017
Frank J. Adipietro

/s/ Richard Whitworth	Director	April 14, 2017
Richard Whitworth

Coates International, Ltd.

Index to Financial Statements

December 31, 2016 and 2015

MSPC

CERTIFIED PUBLIC ACCOUNTANTS

340 NORTH AVENUE

CRANFORD, NJ 07016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Coates International, Ltd.

We have audited the accompanying balance sheet of Coates International, Ltd. as of December 31, 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2016. Coates International, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MSPC

Cranford, New Jersey
April 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Coates International, Ltd.

We have audited the accompanying balance sheet of Coates International, Ltd. as of December 31, 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended. Coates International, Ltd ‘s, management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coates International, Ltd. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company continues to have negative cash flow from operations, recurring losses from operations and a stockholders’ deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

April 14, 2016

Tinton Falls, NJ

Coates International, Ltd.

Balance Sheets

As of December 31,

	2016	2015

Assets
Current Assets
Cash	$9,163	$29,207
Inventory	191,482	218,018
Deferred offering costs and other assets	47,028	9,117
Total Current Assets	247,673	256,342
Property, plant and equipment, net	2,076,396	2,108,990
Deferred licensing costs, net	38,166	42,449
Total Assets	$2,362,235	$2,407,781

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,461,175	$2,022,568
Promissory notes to related parties	1,454,699	1,455,882
Deferred compensation payable	1,272,317	922,144
Derivative liability related to convertible promissory notes	153,472	632,927
Deposits	150,595	150,595
Current portion of license deposits	60,725	60,725
Current portion of mortgage loan payable	60,000	60,000
Convertible promissory notes, net of unamortized discount	45,801	408,110
Current portion of finance lease obligation, net of unamortized discount	-	19,349
Total Current Liabilities	5,658,784	5,732,300

Non-current portion of mortgage loan payable	1,273,158	1,328,159
Non-current portion of license deposits	627,175	646,375
Total Liabilities	7,559,117	7,706,834

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 50,000 shares issued and outstanding at December 31, 2016 and 2015	50	50
Series B Convertible Preferred Stock,75,000,000 and 5,000,000 shares designated and 16,252,584 and 3,492,749 shares issued and outstanding at December 31, 2016 and 2015, respectively	16,253	3,493
Common Stock, $0.0001 par value, 12,000,000,000 shares authorized, 3,002,730,366 shares issued and outstanding at December 31, 2016 and 2,000,000,000 shares authorized, 1,036,791,116 shares issued and outstanding at December 31, 2015	300,273	103,679
Additional paid-in capital	59,813,632	51,564,723
Accumulated deficit	(65,327,090)	(56,970,998)
Total Stockholders' Deficiency	(5,196,882)	(5,299,053)
Total Liabilities and Stockholders' Deficiency	$2,362,235	$2,407,781

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

	For the Years Ended December 31,
	2016	2015

Sublicensing fee revenue	$29,200	$94,200
Total Revenues	29,200	94,200
Expenses:
Research and development costs	244,877	417,145
Stock-based compensation expense	6,875,514	7,574,503
Compensation and benefits	450,222	277,953
General and administrative expenses	403,253	539,544
Depreciation and amortization	48,370	52,552
Total Operating Expenses	8,022,236	8,861,697
Loss from Operations	(7,993,036)	(8,767,497)
Other Income (Expense):
Decrease (increase) in estimated fair value of embedded derivative liabilities	479,455	(157,232)
Loss on conversion of convertible notes	(143,418)	(273,160)
Interest expense	(699,093)	(1,005,930)
Total other income (expense)	(363,056)	(1,436,322)
Loss Before Income Taxes	(8,356,092)	(10,203,819)
Provision for income taxes	-	-
Net Loss	$(8,356,092)	$(10,203,819)

Basic net loss per share	$-	$(0.01)
Basic weighted average shares outstanding	2,063,617,900	799,640,609
Diluted net loss per share	$-	$(0.01)
Diluted weighted average shares outstanding	2,063,617,900	799,640,609

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Stockholders' Deficiency

For the Two Years Ended December 31, 2016

	Series A Preferred Stock, $0.001 par value per share		Series B Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance, January 1, 2015	50,000	$50	585,502	$586	443,508,090	$44,351	$41,288,663	$(46,767,179)	$(5,433,529)
Issuance of anti-dilution shares of Series B Convertible Preferred Stock to related parties			2,907,247	2,907			8,040,040		8,042,947
Conversion of convertible promissory notes					520,777,116	52,078	922,447		974,525
Issuance of common stock under equity purchase agreements with Southridge Partners II, LP					72,505,910	7,250	400,011		407,261
Beneficial conversion feature on convertible promissory notes							761,563		761,563
Imputed interest on promissory note payable to related party							145,443		145,443
Stock-based compensation expense							6,556		6,556
Net loss for the year								(10,203,819)	(10,203,819)
Balance, December 31, 2015	50,000	50	3,492,749	3,493	1,036,791,116	103,679	51,564,723	(56,970,998)	(5,299,053)
Issuance of anti-dilution shares of Series B Convertible Preferred Stock to related parties			12,877,817	12,878			6,862,636		6,875,514
Conversion of convertible promissory notes					1,349,144,802	134,915	617,353		752,268
Conversion of promissory notes to related parties to common stock					211,318,358	21,132	135,711		156,843
Issuance of common stock under equity purchase agreement with Southridge Partners II, LP					172,494,090	17,249	182,056		199,305
Beneficial conversion feature on convertible promissory notes							255,093		255,093
Imputed interest on promissory note payable to related party							144,240		144,240
Conversions of Series B Convertible Preferred Stock to common stock			(117,982)	(118)	117,982,000	11,798	(11,680)		-
Issuance of common stock					115,000,000	11,500	63,500		75,000
Net loss for the year								(8,356,092)	(8,356,092)
Balance, December 31, 2016	50,000	$50	16,252,584	$16,253	3,002,730,366	$300,273	$59,813,632	$(65,327,090)	$(5,196,882)

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015

Net Cash Flows Used in Operating Activities
Net loss for the year	$(8,356,092)	$(10,203,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,875,514	7,574,503
Interest accrued, but not paid	601,053	878,251
(Decrease) increase in fair value of embedded derivative liabilities	(479,455)	157,232
Loss on conversion of convertible notes	143,418	273,160
Depreciation and amortization	48,370	52,552
Non-cash portion of inventory used for research and development	60,101	45,240
Recognition of non-cash licensing revenues	(19,200)	(94,200)
Changes in Operating Assets and Liabilities:
Inventory	26,535	(170,744)
Deferred offering costs and other assets	(37,910)	35,757
Accounts payable and accrued liabilities	293,368	54,127
Deferred compensation payable	350,173	317,240
Deposits	-	131,471
Net Cash Used in Operating Activities	(494,125)	(949,230)

Net Cash Used in Investing Activities:
Acquisition of property, plant and equipment	(11,493)	(38,249)

Cash Flows Provided by Financing Activities:
Issuance of common stock under equity purchase agreements	199,306	407,261
Issuance of promissory notes to related parties	182,143	70,000
Issuance of convertible promissory notes	175,750	630,500
Issuance of common stock and warrants	75,000	-
Sublicensing fee revenue	10,000	-
Repayment of promissory notes to related parties	(93,000)	(179,623)
Repayment of mortgage loan	(55,000)	(60,126)
Finance lease obligation payments	(8,625)	(62,102)
Repayment of convertible promissory notes	-	(52,750)
Net Cash Provided by Financing Activities	485,574	753,160
Net Decrease in Cash	(20,044)	(234,319)
Cash, beginning of period	29,207	263,526
Cash, end of period	$9,163	$29,207

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$161,069	$190,682

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$714,942	$978,209

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

December 31, 2016 and 2015

(All amounts rounded to thousands of United States dollars)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Coates International, Ltd. (the “Company” or “CIL”) is a Delaware corporation organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Coates International, Ltd. operates in Wall Township, New Jersey.

The Company has acquired the exclusive licensing rights to the patented Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world. The Company is endeavoring to raise working capital to commence production of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets)” and is also seeking to enter into sublicense agreements with third party, original equipment manufacturers (“OEM’s”) which provide for licensing fees. The Company is also continuing with research and development of a hydrogen reactor to harvest Hydroxy-Gas from water with the intent to power the Company’s products, including large industrial Gen Sets. George J. Coates, owner of the hydrogen reactor technology, has committed to license this technology to the Company once the related patent protection is in place.

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

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. Hydroxy-Gas has a different molecular structure than hydrogen gas which will power the Gen Sets for Secure Supplies. It consists of two hydrogen atoms. The Hydroxy-Gas produced by the hydrogen reactor can then be harvested for use as a type of fuel. While Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines, development is being intentionally postponed in order to focus on the new sublicense agreement with Secure Supplies. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology.

The Company and WTF Asia International Ltd. (“WTF Asia”), a Hong Kong-based entity previously agreed to collaborate on the development of this technology to enable it to be applied to large industrial gen set engines. The Company has designed and integrated the switchgears, controls, load bank and emissions equipment into the hydrogen reactor/gen set (“Coates Assembled Components”). The Company recently recommended that Secure Supplies and WTF Asia directly coordinate this development as a joint effort due to their inherent synergies in developing hydrogen powered generation of electric power. WTF Asia would be responsible for building additional components based on technology already developed that will enable the hydrogen reactor to adequately power larger CSRV® commercial and industrial engines.

Applications for patent protection of this technology would be filed upon completion of the research and development. Although at this time no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been responsible for all costs incurred to date related to the development of this technology.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Gregory G. Coates, Bernadette Coates, his spouse and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines® are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation and the conversion of convertible promissory notes into common stock.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2016, had a stockholders’ deficiency of ($5,197,000). In addition, the recent trading price range of the Company’s common stock at a fraction of a penny has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At the December 31, 2016, the Company had negative working capital of ($5,411,000) compared with negative working capital of ($5,476,000) at the end of 2015.

During the years ended December 31, 2016 and 2015, the Company raised $642,000 and $1,108,000, respectively, of new working capital from the following:

Description	2016	2015
Sales of common stock under equity purchase agreements	$199,000	$407,000
Issuances of promissory notes to related parties	182,000	70,000
Issuance of convertible promissory notes	176,000	631,000
Private sales of shares of common stock and common stock warrants	75,000	-
Licensing revenue	10,000	-
	$642,000	$1,108,000

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financial statements for the year ended December 31, 2015 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2016.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

Research and Development

Research and development costs are expensed when incurred. Included in accounts payable and accrued liabilities at December 31, 2016 and 2015 is $115,000 for the estimated remediation costs of previously sold Gen Sets that were determined to have cracked heads.

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

Advertising and Marketing Costs

Advertising costs, which are included in marketing expenses, are expensed when incurred. Advertising expense amounted to $-0- and $7,000 for the years ended December 31, 2016 and 2015, respectively.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Stock-Based Compensation

Stock-based compensation expense, which does not require any outlay of cash, consists of the following:

●	The estimated fair value of shares of the Company’s capital stock issued to key employees for anti-dilution protection pursuant to a resolution of the board of directors. This includes restricted shares of Series A Preferred Stock and Series B Convertible Stock. In 2014, the Company arranged for an independent professional services firm to determine the estimated fair value of Series A Preferred Stock issued in August 2014 and Series B Preferred Stock issued in July 2014. The approach to arriving at the estimated fair value of the Series A Preferred Stock and the Series B Convertible Preferred Stock were determined to have a close correlation to the trading price of the Company’s common stock. Accordingly, upon each subsequent issuance of shares of the Series A Preferred Stock and Series B Convertible Preferred Stock, the original estimated fair values determined by the independent valuation is adjusted, on a pro rata basis, to reflect the closing price of the Company’s common stock on each date of issuance.

●	Compensation expense relating to stock options and stock awards under its stock option and incentive plans is recognized as an expense using the fair value measurement method. Under the fair value method, the estimated fair value of awards to employees is charged to income on a straight-line basis over the requisite service period, which is the earlier of the employee’s retirement eligibility date or the vesting period of the award.

Deferred Compensation

Deferred compensation represents salaries of George J. Coates, Gregory G. Coates and Bernadette Coates earned but not paid in order to preserve the Company’s working capital. The Company intends to repay these amounts at such time that it has sufficient working capital and after the related party notes to George J. Coates and Bernadette Coates have been repaid with interest thereon. Deferred compensation owed to Gregory G. Coates will be paid at such time that it has sufficient working capital.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are adjusted when conditions indicate that deferred tax assets will be realized. Income tax expense (benefit) is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

2. CONCENTRATIONS OF CREDIT AND BUSINESS RISK

The Company maintains cash balances with one financial institution. Monies on deposit are currently fully insured by the Federal Deposit Insurance Corporation.

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

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

At December 31, 2016 and 2015 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $38,000 and $42,000, respectively. Amortization expense for the years ended December 31, 2016 and 2015 amounted to $4,000 and $4,000, respectively.

5. AGREEMENT ASSIGNED TO ALMONT ENERGY, INC.

In 2010, Almont Energy Inc. (“Almont”), a privately held, independent third-party entity based in Alberta, Canada became the assignee of a sublicense which covers the use of the CSRV® system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). This sublicense is currently inactive because the parties have not fulfilled their obligations thereunder due to the Company's delay in starting up production and delivery of CSRV® products to Almont. The parties mutually agreed to consider the basis on which the license could be reactivated at such time that the Company is successful in starting up its manufacturing operations.

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At December 31, 2016, the unamortized balance was $190,000. Amortization of this amount is as follows:

Year Ending	Amount
2017	$19,000
2018	19,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$190,000

Coates International, Ltd.

Notes to Financial Statements – (Continued)

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. The Company received an initial non-refundable deposit of $500,000 through December 31, 2016. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources until it fully pays the contractual licensing fee.

In addition, Coates Power, Ltd., a China-based manufacturing company (“Coates Power”) intends to produce CSRV® products in China. At this time, as the Company's intellectual property rights cover the territory of North America, it does not have any rights to enter into a manufacturing and sale license agreement with Coates Power. These rights are currently held by George J. Coates, Gregory G. Coates and The Coates Trust. Coates Power and Renown are controlled and managed by Mr. James Pang, the Company's liaison agent in China.

Coates Power has agreed to initially source its production parts and components from the Company. In February 2015, the Company received cash with an order from Coates Power for approximately $131,000 of production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. In June, 2015, by mutual consent of the parties, it was agreed that the Company would assemble two completed Gen Sets for shipment to Coates Power in China in lieu of shipping the parts and components. The $131,000 is included in Deposits in the accompanying balance sheet at December 31, 2016.

7. INVENTORY

Inventory at December 31, consisted of the following:

	2016	2015
Raw materials	$178,000	$554,000
Work-in-process	13,000	51,000
Finished goods	-	-
Less: Reserve for obsolescence	-	(387,000)
Total	$191,000	$218,000

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are to be recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through December 31, 2016, the Company has recognized a total of $110,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the years ended December 31, 2016 and 2015. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

In December 2016, the Company executed an exclusive license with Secure Supplies Mexico LLC and Secure Supplies USA LLC (collectively “Secure Supplies”) of Coates CSRV® electric power hydrogen generator sets and engines for distribution, use, sale and lease in the territory of North America. Secure Supplies employs a combination of solar generated power and hydrogen cell technology to generate hydrogen gas. It intends to integrate its technology with the Coates CSRV® system technology to power Engine Generator Sets to be utilized in establishing power generation plants throughout North America. Secure Supplies has indicated it intends to procure CSRV® Engine Generators adapted to run on hydrogen fuel (“Hydrogen Gen Sets”), capable of producing up to 1MW of electrical power output.

Upon execution of this agreement, Secure Supplies was to pay a one-time licensing fee of $1,000,000 to the Company. In addition, a royalty fee of $50 per engine or gen set sold to Secure Supplies, is to be paid to The Coates Trust, a private trust controlled by George J. Coates, regardless of the size or type of CSRV® engine. A 50% down payment on all CSRV® products shall be paid to the Company with each order presented. The balance due on each order shall be paid at the time the order has been staged for delivery from the Company's manufacturing plant.

As of the date of this filing, the Company had not received a $1,000,000, one-time upfront license fee as required by the agreement and cannot determine when, and if, the fee will be collected. Accordingly, the Company has not recorded a $1,000,000 receivable for the past due upfront license fee or recognized such unpaid amount due as revenue related to this license agreement for the year ended December 31, 2016.

Sublicensing fee revenue for the years ended December 31, 2016 and 2015 amounted to $29,000 and $94,000, respectively. Included in sublicensing fee revenue for the year ended December 31, 2016, is a $10,000 payment from Secure Supplies in connection with the license agreement for hydrogen powered CSRV® Gen Sets. Included in sublicensing fee revenue for the year ended December 31, 2015 is $75,000 non-refundable sublicense fee deposit received in 2002 that was abandoned by the licensee.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2016	2015
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	46,000
	3,028,000	3,017,000
Less: Accumulated depreciation	(952,000)	(908,000)
Total	$2,076,000	$2,109,000

Depreciation expense amounted to $44,000 and $48,000 for the years ended December 31, 2016 and 2015, respectively.

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and which matures in July 2018. Interest expense for the years ended December 31, 2016 and 2015 on this mortgage amounted to $95,000 and $100,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2016 and 2015 was $1,333,000 and $1,388,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

11. FINANCE LEASE OBLIGATION

In 2013, the Company entered into a sale/leaseback financing arrangement pursuant to which it sold its research and development and manufacturing equipment in consideration for net cash proceeds of $133,000. This lease terminated in February 2016, upon which the Company reacquired title to the equipment. The effective interest rate on this lease was 36.6%.

In accordance with GAAP, this sale/leaseback was required to be accounted for as a financing lease. Under this accounting method, the equipment and accumulated depreciation remained on the Company’s books and records as if the Company still owned the equipment.

For the years ended December 31, 2016 and 2015, interest expense on this lease amounted to $2,000 and $32,000, respectively, which is included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, consisted of the following:

	2016	2015
Legal and professional fees	$1,452,000	$1,368,000
Accrued interest expense	502,000	376,000
General and administrative expenses	392,000	164,000
Research and development costs	115,000	115,000
Total	$2,461,000	$2,023,000

Coates International, Ltd.

Notes to Financial Statements – (Continued)

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the years ended December 31, 2016 and 2015, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $177,000 and $70,000, respectively. During the years ended December 31, 2016 and 2015 the Company repaid promissory notes to George J. Coates in cash in the aggregate principal amount of $30,000 and $120,000, respectively, which included $63,000 of interest in 2016. In addition, the Company and Mr. Coates mutually agreed to convert $159,000 of promissory notes into common stock of the Company at exercise prices ranging from $0.0006 to $0.0011 per share. The exercise price was determined to be the closing trading price of the Company’s common stock on the date of conversion. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At December 31, 2016, the outstanding balance consisted of $4,000 of principal and $315,000 of accrued interest.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing note payable to Gregory G. Coates, son of George J. Coates, President, Technology Division and Director, with a principal balance of $1,438,000 at December 31, 2016, which is payable on demand. During the year ended December 31, 2015, the Company repaid $24,000 principal amount of this promissory note. As required by GAAP, interest at the rate of 10% per annum amounting to $144,000 and $145,000 has been imputed on this promissory note for the years ended December 31, 2016 and 2015, respectively.

Promissory Notes Issued to Bernadette Coates

During the year ended December 31, 2015, the Company partially repaid promissory notes to Bernadette Coates, spouse of George J. Coates, in the aggregate principal amount of $36,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At December 31, 2016, the outstanding balance consisted of $7,000 of principal and $79,000 of accrued interest.

Promissory Note to Employee

During the year ended December 31, 2016, the Company issued a promissory note to an employee and received cash proceeds of $5,000. The promissory note is payable on demand and provides for interest at the rate of 17% per annum, compounded monthly.

For the years ended December 31, 2016 and 2015, aggregate interest expense on all promissory notes to related parties amounted to $293,000 and $218,000, respectively.

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes. At December 31, 2016, there was $99,000 principal amount of convertible promissory notes outstanding. The net proceeds from these convertible notes were used for general working capital purposes. During the years ended December 31, 2016 and 2015, $190,000 and $659,000, respectively, of convertible promissory notes were issued The notes may be converted into unregistered shares of the Company’s common stock at a discount of 38% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a 25-day trading period immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

All of the convertible notes become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty of 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value on:

	December 31, 2016	December 31, 2015

Level 1 Inputs	$-	$-
Level 2 Inputs	153,000	633,000
Level 3 Inputs	-	-
Total	$153,000	$633,000

In a series of transactions, during the year ended December 31, 2016, convertible promissory notes with an aggregate principal balance of $715,000, including accrued interest thereon were converted into 1,349,144,802 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $143,000 for the year ended December 31, 2016.

In a series of transactions, during the year ended December 31, 2015, convertible promissory notes with an aggregate principal balance of $974,000, including accrued interest thereon were converted into 520,777,120 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $273,000 for the year ended December 31, 2015. In two transactions, during the year ended December 31, 2015, the Company also repaid $54,000 of a convertible promissory note, including accrued interest thereon without penalty.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

At December 31, 2016, the Company had reserved 1,122,964,000 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

15. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 12,000,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”). In June 2016, the Company increased the number of authorized shares of its common stock from 2,000,000,000 to 12,000,000,000.

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

The following common stock transactions occurred during the year ended December 31, 2016:

●	In a series of transactions during the year ended December 31, 2016, convertible promissory notes with an aggregate principal balance of $715,000, including accrued interest thereon were converted into 1,349,144,802 unregistered shares of common stock.

●	In a series of transactions during the year ended December 31, 2016, the Company issued 172,494,090 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2015 EP Agreement, as discussed in Note 20, in consideration for $199,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock.

●	During the year ended December 31, 2016, the Company made private sales, pursuant to stock purchase agreements, of 115,000,000 unregistered shares of its common stock and 115,000,000 common stock warrants to purchase one unregistered share of its common stock at exercise prices ranging from $0.0005 to $0.001 per share, in consideration for $75,000.

●	During the year ended December 31, 2016, in a series of transactions by mutual consent between the Company and George J. Coates, $472,000 principal amount of promissory notes, including accrued interest of $315,000, was converted into 570,458,147 restricted, unregistered shares of the Company’s common stock at conversion rates ranging from $0.0006 to $0.0011 per share, which was the closing trading price of the stock on the respective dates of conversion. Effective December 31, 2016, by mutual agreement between the Company and Mr. Coates, the $315,000 portion of these conversions that represented accrued interest was rescinded. Accordingly, Mr. Coates returned 359,139,789 shares of the Company’s common stock which were restored to authorized, unissued status and the $315,000 was restored on the Company’s books as unpaid, accrued interest at December 31, 2016.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

The following common stock transactions occurred during the year ended December 31, 2015:

●	In a series of transactions during the year ended December 31, 2015, convertible promissory notes with an aggregate principal balance of $974,000, including accrued interest thereon were converted into 520,777,116 unregistered shares of common stock.

●	In a series of transactions during the year ended December 31, 2015, the Company issued 72,505,910 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2014 and 2015 EP Agreements, as discussed in Note 22, in consideration for $407,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock. At December 31, 2015, there were 15,000,000 shares of common stock held by Southridge which had not been sold. These shares may be held by Southridge until sold under a future Put Notice or until the Company requests that they be returned.

At December 31, 2016, the Company had reserved 1,285,778,911 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated and 50,000 shares issued and outstanding as of December 31, 2016 and 2015. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All 50,000 outstanding shares of Series A are owned by George J. Coates, which entitle him to 500 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

The Company may issue additional shares of Series A Preferred Stock to Mr. Coates if deemed necessary to provide anti-dilution protection and maintain his ownership percentage of eligible votes.

Issuances of shares of Series A to George J. Coates do not have any effect on the share of dividends or liquidation value of the holders of the Company’s common stock. However, the voting rights of the holders of the Company’s common stock are diluted with each issuance.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

●	Series B Convertible Preferred Stock, par value $0.001 per share, 75,000,000 and 5,000,000 shares designated and 16,252,584 and 3,492,749 shares issued and outstanding as of December 31, 2016 and 2015, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock, not related to conversions of Series B Convertible Preferred Stock, by these key employees. At December 31, 2016, the fixed ownership percentages were as follows:

1.	George J. Coates – 80.63%
2.	Gregory G. Coates – 6.10%
3.	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The number of shares of Series B outstanding at December 31, 2016, consisted of 15,072,894, 1,096,989 and 82,701 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. The number of shares of Series B that become convertible into common stock, by year are as follows:

	Total	2017	2018
George J. Coates	15,072,894	3,135,357	11,937,537
Gregory G. Coates	1,096,989	224,975	872,014
Barry C. Kaye	82,701	14,435	68,266

For the year ended December 31, 2016, 11,937,537, 872,014 and 68,266 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $7,060,000, $494,000 and $39,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2016.

For the year ended December 31, 2015, 2,708,430, 184,382 and 14,435 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $7,495,000, $510,000 and $40,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2015.

During the year ended December 31, 2016, George J. Coates and Barry C. Kaye converted 115,006 shares and 2,976 shares of Series B into 115,006,000 and 2,976,000 shares of the Company’s common stock, respectively.

In the event that all of the 16,252,584 shares of Series B outstanding were converted, once the conversion restrictions lapse, an additional 16,252,584,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at December 31, 2016, this would dilute the ownership percentage of non-affiliated stockholders from 70.7% to 8.7%.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

16. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the years ended December 31, 2016 and 2015, amounted to $94,000 and $29,000, respectively. Included in sublicensing fee revenue for the year ended December 31, 2016, is a $10,000 payment from Secure Supplies in connection with the license agreement for hydrogen powered CSRV® Gen Sets. Included in sublicensing fee revenue for the year ended December 31, 2015 is a $75,000 non-refundable sublicense fee deposit received in 2002 that was abandoned by the licensee. The Company is recognizing the license deposit of $300,000 on the Canadian Licensee as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

17. INCOME (LOSS) PER SHARE

At December 31, 2016, there were stock warrants outstanding to purchase 150,344,911 shares of common stock at exercise prices ranging from $0.0005 to $0.12 per share and vested stock options outstanding to acquire 12,470,000 shares of common stock at exercise prices ranging from $0.028 to $0.44 per share.

At December 31, 2015, there were stock warrants outstanding to purchase 35,344,911 shares of common stock at exercise prices ranging from $0.005 to $0.12 per share and vested stock options outstanding to acquire 12,470,000 shares of common stock at exercise prices ranging from $0.028 to $0.44 per share.

For the years ended December 31, 2016 and 2015, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At December 31, 2016, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

No stock options were issued during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2015, stock options to purchase 703,000 shares of common stock at an exercise price of $0.028 per share became vested and 30,000 stock options with an exercise price of $1.00 per share expired. The estimated fair value of stock options which vested during the year ended December 31, 2015 was $20,000.

There were no unvested stock options outstanding at December 31, 2016.

During the years ended December 31, 2016 and 2015, the Company recorded non-cash stock-based compensation expense related to employee stock options amounting to $-0- and $7,000, respectively.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

A summary of the activity in the Company’s Stock Option Plan is as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/15	$0.028 – $1.000	12,500,000	12	11,797,000	$0.184	$0.169
Stock options vested	0.028	-		703,000
Stock options expired	1.000	(30,000)		(30,000)
Balance, 12/31/15	0.028 – 0.440	12,470,000	11	12,470,000	0.182	0.169
Stock options vested		-		-
Stock options expired		-		-
Balance, 12/31/16	$0.028 – $0.440	12,470,000	10	12,470,000	0.182	0.169

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21% - 4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant.
●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.
●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.
●	No expected dividends.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

The following table sets forth information with respect to stock options outstanding at December 31, 2016:

Name	Title	Number of Shares of Common Stock Underlying Stock Options(1)	Exercise Price per Share	Option Expiration Date

George J. Coates	Chairman, Chief Executive Officer and President	1,000,000 50,000 275,000 1,800,000 1,815,000	$0.440 0.430 0.400 0.250 0.060	10/23/2021 11/4/2024 11/17/2025 7/25/2026 6/24/2027
Gregory G. Coates	Director and President, Technology Division	500,000 1,800,000 351,500	0.440 0.240 0.028	10/23/2021 8/8/2026 4/30/2029
Barry C. Kaye	Director, Treasurer and Chief Financial Officer	125,000 100,000 351,500	0.440 0.042 0.028	10/18/2021 2/11/2028 4/30/2029
Dr. Frank J. Adipietro	Non-employee Director	25,000 50,000 85,000 667,000	0.440 0.430 0.400 0.060	3/28/2022 11/3/2024 11/17/2025 6/24/2027
Dr. Richard W. Evans	Consultant	25,000 50,000 200,000 3,125,000	0.440 0.390 0.250 0.060	3/28/2022 12/27/2024 2/15/2026 6/20/2027
Dr. Michael J. Suchar	Consultant	25,000	0.440	3/28/2022
Richard Whitworth	Non-employee Director	25,000	0.440	3/28/2022
William Wolf. Esq.	Outside General Counsel	25,000	0.440	4/4/2022

(1) All outstanding stock options are fully vested.

19. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

In July 2014, the Company entered into an equity purchase agreement (the “2014 EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the 2014 EP Agreement, Southridge committed to purchase up to 40,000,000 shares of the Company’s common stock. In June 2015, the 2014 EP Agreement automatically terminated because Southridge had purchased all 40,000,000 shares of common stock permitted under the 2014 EP Agreement. On July 29, 2015, the Company entered into a new 3-year equity purchase agreement (the “2015 EP Agreement”) with Southridge. Pursuant to the terms of the 2015 EP Agreement, Southridge committed to purchase up to 205,000,000 shares of the Company’s common stock on the same terms and conditions as the 2014 EP Agreement. In December 2016, the 2015 EP Agreement automatically terminated because Southridge had purchased all 205,000,000 registered shares of common stock under the 2015 EP Agreement.

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

During the year ended December 31, 2016, the Company sold 172,494,090 registered shares of common stock to Southridge and received proceeds of $199,000 under the 2015 EP Agreement.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

During the year ended December 31, 2015, the Company (i) sold all 40,000,000 registered shares of common stock to Southridge and received proceeds of $207,000 under the 2014 EP Agreement, and (ii) sold 32,505,910 registered shares of common stock to Southridge and received proceeds of $200,000 under the 2015 EP Agreement.

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

Deferred tax assets increased by $3,340,000 and $3,672,000 for the years ended December 31, 2016 and 2015, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at December 31, 2016 and 2015.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for the tax years ended 2012 through 2015, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the years ended December 31, 2016 and 2015, there were no penalties or interest related to the Company’s income tax returns.

Total deferred tax assets and valuation allowances are as follows at December 31:

	2016	2015

Current deferred tax asset - inventory reserve	$195,000	$195,000

Non-Current Deferred Tax Assets:
Stock-based compensation expense	10,022,000	7,272,000
Net operating loss carryforwards	7,558,000	7,213,000
Deferred compensation not paid within 2.5 months	509,000	369,000
Accrued liabilities not paid	466,000	451,000
Accrued interest on notes to related parties	199,000	140,000
Total long-term deferred tax assets	18,784,000	15,445,000
Total deferred tax assets	18,979,000	15,639,000
Less: valuation allowance	(18,979,000)	(15,639,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 34% at December 31 are as follows:

	2016	2015

Federal tax provision at the statutory rate	34.0%	34.0%
State income tax benefit, net of federal benefit	(0.8)	(0.9)
Stock-based compensation expense	(32.9)	(29.7)
Deferred compensation not paid within 2.5 months	(1.7)	0.6
Accrued interest not deductible for tax return purposes	(1.7)	(3.4)
Net change in net operating loss carryforwards	(4.5)	(7.2)
Loss on conversion of convertible notes	(0.7)	(1.1)
Decrease (increase) in estimated fair value of embedded derivative liabilities	2.3	(0.6)
Accrued liabilities not deductible for tax return purposes	(0.2)	(0.1)
Total	(6.2)	(8.4)
Valuation allowance	6.2	8.4
Effective tax rate	0.0%	0.0%

Coates International, Ltd.

Notes to Financial Statements – (Continued)

At December 31, 2016, the Company had available, $20,494,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2036. At December 31, 2016, the Company had available $10,154,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2036.

21. RELATED PARTY TRANSACTIONS

Licensing Agreement for CSRV® System Technology

The Company’s intellectual property rights for the CSRV® System Technology are derived from the licensing agreement with George J. Coates and Gregory G. Coates, as more fully discussed in Note 4. The Company pays for all costs of new patent filings and patent maintenance on intellectual property licensed to it by George J. Coates and Gregory G. Coates. For the years ended December 31, 2016 and 2015, these costs amounted to $39,000 and $38,000, respectively.

Non-Exclusive distribution sublicense to Renown Power Development, Ltd.

The Company has granted a non-exclusive distribution sublicense to Renown, as more fully discussed in Note 6. Renown is controlled by James Pang, the Company’s exclusive liaison agent in China.

Issuances of Common Stock upon Conversion of Series B Convertible Preferred Stock

Issuances of common stock to related parties upon conversion of Series B Convertible Preferred Stock during the year ended December 31, 2016 is discussed in detail in Note 15.

Issuances of Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the years ended December 31, 2016 and 2015 to related parties are discussed in detail in Note 13.

Promissory notes issued to George J. Coates, Bernadette Coates and an employee are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. The promissory note issued to Gregory G. Coates is non-interest bearing, however, the Company imputes interest at a rate of 10% per annum, which has been charged to interest expense in the accompanying statements of operations.

At December 31, 2016, accrued, unpaid interest on outstanding promissory notes to related parties, aggregated $394,000.

Stock Options

Stock options previously granted to related parties which became vested during the year ended December 31, 2015 are more fully discussed in Note 18.

Issuances and Conversions of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates during the years ended December 31, 2016 are discussed in detail in Note 15.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye and shares converted during the year ended December 31, 2016 and 2015 are discussed in detail in Note 15.

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

	For the Year Ended,
	2016	2015
George J. Coates (a) (b)	$16,000	$18,000
Gregory G. Coates (c) (d) (e)	139,000	178,000
Bernadette Coates (f)	5,000	4,000

(a)	For the years ended December 31, 2016 and 2015, George J. Coates earned additional base compensation of $250,000 and $250,000, respectively, payment of which is being deferred until the Company has sufficient working capital. At December 31, 2016 and 2015, the total amount of deferred compensation was $981,000 and $731,000, respectively. These amounts are included in deferred compensation in the accompanying balance sheets at December 31, 2016 and 2015.
(b)	During the year ended December 31, 2016 and 2015, George J. Coates was awarded 11,937,537 and 2,708,430 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $7,060,000 and $7,495,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(c)	For the year ended December 31, 2016, Gregory G. Coates earned additional base compensation of $33,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at December 31, 2016.
(d)	Includes compensation paid in 2015 for vacation earned but not taken.
(e)	During the years ended December 31, 2016 and 2015, Gregory G. Coates was awarded 872,014 and 184,382 shares of Series B Convertible Preferred Stock with an estimated fair value of $494,000 and $510,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.
(f)	For the years ended December 31, 2016 and 2015, Bernadette Coates earned additional base compensation of $67,000 and $67,000, respectively, payment of which is being deferred until the Company has sufficient working capital. At December 31, 2016 and 2015, the total amount of deferred compensation was $259,000 and $191,000, respectively. These amounts are included in deferred compensation in the accompanying balance sheets at December 31, 2016 and 2015.

During the years ended December 31, 2016 and 2015, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $6,000 and $83,000, respectively. For the year ended December 31, 2016, Mr. Kaye earned compensation of $102,000, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. During the year ended December 31, 2016, the Company agreed to accrue interest on the balance of his deferred compensation retroactive to when it began being deferred in May 2012 and, accordingly, recorded interest expense of $105,000. This amount is included in interest expense in the accompanying statement of operations for the year ended December 31, 2016. Interest continues to be accrued on the unpaid balance. At December 31, 2016, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $308,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2016. During the years ended December 31, 2016 and 2015, Barry C. Kaye was awarded 68,266 and 14,435 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $39,000 and $40,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary after the date of issuance.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

22. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commitments at December 31, 2016:

		Due Within
	Total	2017	2018
Promissory notes to related parties	$1,455,000	$1,455,000	$-
Mortgage loan payable	1,333,000	65,000	1,268,000
Deferred compensation	1,272,000	1,272,000	-
Convertible promissory notes	99,000	99,000	-
Total	$4,159,000	$2,891,000	$1,268,000

23. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

24. RECENTLY ISSUED ACCOUNTING STANDARDS

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

Coates International, Ltd.

Notes to Financial Statements – (Continued)

25. SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes

During the period from January 1 to April 12, 2017, the Company issued two convertible promissory notes and received net proceeds of $90,000 after transaction costs. The holders may convert the convertible note at any time beginning six months after funding, into shares of the Company's common stock at a conversion price ranging from 62% to 70% of the trading price, as defined, of the Company’s common stock over a specified trading period prior to the date of conversion.

Conversion of Convertible Promissory Notes

During the period from January 1 to April 12, 2017, convertible promissory notes with an aggregate balance of $56,000, including accrued interest thereon, were converted into 170,872,980 unregistered shares of the Company’s common stock.

Issuance of Promissory Note

In March 2017, the Company issued a $25,000 promissory note which matures in May 2017. Interest is payable upon maturity in the form of 10,000,000 shares of unregistered, restricted shares of the Company's common stock. The note provides for late payment fees of 750,000 additional shares of unregistered, restricted shares of the Company's common stock for each month after maturity that payment is late until repaid. In addition, the Company agreed to extend warrants held by the lender to purchase 10,839,752 shares of common stock that were scheduled to expire in 2017 for an additional five years and modify the exercise price to $0.0015.

In April 2017, the Company issued a $5,000 promissory note which matures in June 2017. Interest is payable at the rate of 25% per annum. If the promissory note is not repaid within 60 days, 2,000,000 shares of unregistered, restricted shares of the Company's common stock will be issued to the holder.

Conversion of Series B Convertible Preferred Stock

During the period from January 1 to April 12, 2017, Barry C. Kaye converted 1,372 shares of Series B Convertible Stock into 1,372,000 shares of common stock.

Issuance of Anti-dilution shares

In January 2017, the Company issued 670,219 shares of Series A Preferred Stock to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%. This percentage increased during the year ended December 31, 2016 as a result of Mr. Coates’ acquisition of 211,318,358 shares of common stock upon conversion of promissory notes from the Company which he held with a principal amount of $157,000 and 115,006,000 shares of common stock upon conversion of 115,006 shares of Series B Convertible Preferred Stock.

During the period from January 1 to April 12, 2017, the Company issued 772,066, 119,331 and 9,393 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $199,000, $39,000 and $3,000, respectively.

Issuances and Repayments of 17% Promissory Notes to Related Parties

During the period from January 1 to April 12, 2017, the Company issued promissory notes totalling $18,000 and partially repaid promissory notes due to George J. Coates amounting to $4,000, including accrued interest. During the period from January 1 to April 12, 2017, the Company issued a $21,000 of promissory notes and partially repaid promissory notes to Bernadette Coates amounting to $4,000. These promissory notes bear interest at the rate of 17% per annum and are payable on demand.

Deferred Compensation

As of April 12, 2017, George J. Coates, Gregory G. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $62,000, $43,000, $35,000 and $19,000, respectively, bringing their total deferred compensation to $980,000, $76,000, $260,000 and $261,000, respectively.