Form 10-Q
period 2017-03-31
COATES INTERNATIONAL LTD \DE\
filed 2017-05-11
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Non-accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of May 9, 2017, the Registrant had 4,146,575,076 shares of its common stock, par value $0.0001 per share issued and outstanding, 720,222 shares of Series A Preferred Stock, par value $0.001, issued and outstanding, and 20,668,975 shares of Series B Preferred Stock, par value $0.001, issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$2,555	$9,163
Inventory, net	191,482	191,482
Deferred offering costs and other assets	1,000	47,028
Total Current Assets	195,037	247,673
Property, plant and equipment, net	2,065,218	2,076,396
Deferred licensing costs, net	37,095	38,166
Total Assets	$2,297,350	$2,362,235

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,650,876	$2,461,175
Promissory notes to related parties	1,449,673	1,454,699
Deferred compensation payable	1,394,127	1,272,317
Derivative liability related to convertible promissory notes	204,749	153,472
Deposits on orders	150,595	150,595
Convertible promissory notes, net of unamortized discount	87,564	45,801
Mortgage loan payable	60,000	60,000
Current portion of sublicense deposits	55,925	60,725
Promissory note	25,000	-
Total Current Liabilities	6,078,509	5,658,784
Non-current portion of mortgage loan payable	1,258,158	1,273,158
Non-current portion of sublicense deposits	627,175	627,175
Total Liabilities	7,963,842	7,559,117

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 720,722 and 50,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	720	50
Series B Convertible Preferred Stock, 75,000,000 shares designated, 16,981,089 and 16,252,584 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	16,981	16,253
Common Stock, $0.0001 par value, 12,000,000,000 shares authorized, 3,177,788,855 and 3,002,730,366 shares issued and outstanding at March 31, 2017 and December 31, 2016. respectively	317,779	300,273
Additional paid-in capital	60,172,286	59,813,632
Accumulated deficit	(66,174,258)	(65,327,090)
Total Stockholders' Deficiency	(5,666,492)	(5,196,882)
Total Liabilities and Stockholders' Deficiency	$2,297,350	$2,362,235

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2017	2016

Sublicensing fee revenue	$4,800	$4,800
Total Revenues	4,800	4,800
Expenses:
Research and development costs	138,387	91,561
Stock-based compensation expense	191,325	1,761,905
Compensation and benefits	131,747	69,912
General and administrative expenses	118,839	77,078
Depreciation and amortization	12,249	12,749
Total Operating Expenses	592,547	2,013,205
Loss from Operations	(587,747)	(2,008,405)
Other Income (Expense):
(Increase) decrease in estimated fair value of embedded derivative liabilities	(51,277)	121,078
Loss on conversion of convertible notes	(11,629)	(26,380)
Interest expense, net	(196,515)	(243,960)
Total other income (expense)	(259,421)	(149,262)
Loss Before Income Taxes	(847,168)	(2,157,667)
Provision for income taxes	-	-
Net Loss	$(847,168)	$(2,157,667)

Basic net loss per share	$(0.00)	$(0.00)
Basic weighted average shares outstanding	3,100,963,595	1,144,882,150
Diluted net loss per share	$(0.00)	$(0.00)
Diluted weighted average shares outstanding	3,100,963,595	1,144,882,150

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2017	2016

Net Cash Used in Operating Activities	$(144,527)	$(151,530)

Cash Used in Investing Activities:
Acquisition of property, plant and equipment	-	(11,492)
Total Cash Used in Investing Activities	-	(11,492)

Cash Flows Provided (Used in) by Financing Activities:
Issuance of convertible promissory notes	90,000	85,000
Issuance of common stock under equity purchase agreements	42,944	100,000
Issuance of promissory note	25,000	-
Issuance of promissory notes to related parties	4,740	-
Issuance of common stock and warrants	-	25,000
Repayment of mortgage loan	(15,000)	(15,000)
Repayment of promissory notes to related parties	(9,765)	(10,000)
Finance lease obligation payments	-	(8,625)
Net Cash Provided by Financing Activities	137,919	176,375
Net (Decrease) Increase in Cash	(6,608)	13,353
Cash, beginning of period	9,163	29,207
Cash, end of period	$2,555	$42,560

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$26,566	$26,925

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$56,372	$294,679

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

March 31, 2017

(All amounts rounded to thousands of dollars)

(Unaudited)

1.	THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the “Company” or “CIL”) has acquired the exclusive licensing rights to the patented Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world. The Company is endeavoring to raise working capital to commence production of hydrogen gas and natural gas powered CSRV® industrial electric power generator sets (“Gen Sets)” and is also seeking to enter into sublicense agreements with third party, original equipment manufacturers (“OEM’s”) which provide for licensing fees. The Company is also continuing with research and development of a hydrogen reactor to harvest Hydroxy-Gas from water with the intent to power the Company’s products, including large industrial Gen Sets. George J. Coates, owner of the hydrogen reactor technology, has committed to license this technology to the Company once the related patent protection is in place.

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

These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s quarterly financial statements and the notes thereto included in its Quarterly Reports.

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse, Gregory G. Coates and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines® are successfully introduced into and accepted in the marketplace enabling the Company to generate substantial sales and/or receive substantial licensing revenues. These losses from operations were primarily related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation and remeasurement of the estimated fair value of embedded derivative liabilities related to convertible promissory notes issued and interest expense and losses on conversion of convertible promissory notes.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2017, had a stockholders’ deficiency of ($5,666,000). In addition, the recent trading price range of the Company’s common stock at a fraction of a penny has introduced additional difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At March 31, 2017, the Company had negative working capital of ($5,858,000) compared with negative working capital of ($5,411,000) at the end of 2016.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Inventory

Inventory consists of raw materials and work-in-process, including overhead. Effective January 2017, the Company adopted the accounting guidance of Accounting Standards Update No. 2015-11, “Inventory – Simplifying the Measurement of Inventory (Topic 330), on a prospective basis. Pursuant to this update, inventory is stated at the lower of cost or net realizable value. Prior thereto, inventory was stated at the lower of cost or market. This change in 2017 did not have a material effect on the reported inventory values. Inventory is accounted for on the first-in, first-out method.

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
Notes to Financial Statements - (Continued)

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

At March 31, 2017, and December 31, 2016, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $37,000 and $38,000, respectively. Amortization expense for the three months ended March 31, 2017 and 2016 amounted to $1,000 and $1,000, respectively.

5.	AGREEMENT ASSIGNED TO ALMONT ENERGY, INC.

In 2010, Almont Energy Inc. (“Almont”), a privately held, independent third-party entity based in Alberta, Canada became the assignee of a sublicense which covers the use of the CSRV® system technology in the territory of Canada in the oil and gas industry (the “Canadian License”). This sublicense is currently inactive because the parties have not fulfilled their obligations thereunder due to the Company’s delay in starting up production and delivery of CSRV® products to Almont. The parties mutually agreed to consider the basis on which the license could be reactivated at such time that the Company is successful in starting up its manufacturing operations.

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At March 31, 2017, the unamortized balance was $185,000. Amortization of this amount is as follows:

Year Ending	Amount
2017	$15,000
2018	19,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$185,000

6.	NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. The Company received an initial non-refundable deposit of $500,000 through March 31, 2017. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources, until it fully pays the contractual licensing fee.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

In addition, Coates Power, Ltd., a China-based manufacturing company (“Coates Power”) intends to produce CSRV® products in China. At this time, as the Company’s intellectual property rights cover the territory of North America, it does not have any rights to enter into a manufacturing and sale license agreement with Coates Power. These rights are currently held by George J. Coates, Gregory G. Coates and The Coates Trust. Coates Power and Renown are controlled and managed by Mr. James Pang, the Company’s liaison agent in China.

The Company received a $131,000 cash deposit with an order from Coates Power for two completed Gen Sets. This amount is included in Deposits in the accompanying balance sheets at March 31, 2017 and December 31, 2016.

7.	INVENTORY

Inventory consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$178,000	$178,000
Work-in-process	13,000	13,000
Total	$191,000	$191,000

8.	LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are being recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through March 31, 2017, the Company has recognized a total of $115,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the three months ended March 31, 2017 and 2016. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

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

Upon execution of this agreement, Secure Supplies was to pay a one-time licensing fee of $1,000,000 to the Company. In addition, a royalty fee of $50 per engine or gen set sold to Secure Supplies, is to be paid to The Coates Trust, a private trust controlled by George J. Coates, regardless of the size or type of CSRV® engine. A 50% down payment on all CSRV® products shall be paid to the Company with each order presented. The balance due on each order shall be paid at the time the order has been staged for delivery from the Company’s manufacturing plant.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

As of the date of this filing, the Company had not received a $1,000,000, one-time upfront license fee as required by the agreement and cannot determine when, and if, the fee will be collected.  Accordingly, the Company has not recorded a $1,000,000 receivable for the past due upfront license fee or recognized any unpaid amount as revenue related to this license agreement.

Sublicensing fee revenue for the three months ended March 31, 2017 and 2016 amounted to $5,000 and $5,000, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consist of the following:

	March 31, 2017	December 31, 2016
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	57,000
	3,028,000	3.028,000
Less: Accumulated depreciation	(940,000)	(952,000)
Total	$2,065,000	$2,076,000

Depreciation expense amounted to $11,000 and $12,000 for the three months ended March 31, 2017 and 2016, respectively.

10.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2018. Interest expense for the three months ended March 31, 2017 and 2016 amounted to $33,000 and $26,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at March 31, 2017 and December 31, 2016 was $1,318,000 and $1,333,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

For the three months ended March 31, 2017 and 2016, interest expense amounted to $-0- and $2,000, respectively. These amounts are included in interest expense in the accompanying statements of operations.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2017	December 31, 2016
Legal and professional fees	$1,475,000	$1,452,000
Accrued interest expense	533,000	502,000
General and administrative expenses	528,000	392,000
Research and development costs	115,000	115,000
Total	$2,651,000	$2,461,000

13.	PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the three months ended March 31, 2017 and 2016, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $4,000 and $-0-, respectively, repaid promissory notes to George J. Coates in the aggregate principal amount of $4,000 and $10,000, respectively. Interest expense for the three months ended March 31, 2017 and 2016 amounted to $13,000 and $13,000, respectively.

The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At March 31, 2017, the outstanding balance was $328,000, including accrued interest thereon.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. Interest is being imputed on this promissory note at the rate of 10% per annum. Interest expense for the three months ended March 31, 2017 and 2016, amounted to $35,000 and $36,000, respectively. At March 31, 2017, the outstanding principal balance was $1,438,000.

Promissory Notes Issued to Bernadette Coates

During the three months ended March 31, 2017 and 2016, the Company issued a promissory note to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $1,000 and $-0-, respectively. The Company repaid promissory notes to Bernadette Coates in the principal amount of $6,000 and $-0-, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. Interest expense for the three months ended March 31, 2017 and 2016 amounted to $3,000 and $3,000, respectively. At March 31, 2017, the outstanding balance amounted to $82,000, including accrued interest thereon.

Unpaid accrued interest on these promissory notes amounting to $410,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2017.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

14.	PROMISSORY NOTE

In March 2017, the Company issued a $25,000 promissory note which matures May 13, 2017. Interest is payable upon maturity in the form of 10,000,000 shares of unregistered, restricted shares of the Company's common stock. The note provides for late payment fees of 750,000 additional shares of unregistered, restricted shares of the Company's common stock for each month after maturity that payment is late until repaid. In addition, the Company agreed to extend warrants held by the lender to purchase 10,839,752 shares of common stock that were scheduled to expire in 2017 for an additional five years and modify the exercise price to $0.0015.

15.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which are used for general working capital purposes. At March 31, 2017, there was $140,000 principal amount of convertible promissory notes outstanding. During the three months ended March 31, 2017 and 2016, $93,000 and $91,000 of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 39% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from fifteen to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at March 31, 2017 was 147%. The unamortized discount on the outstanding convertible notes at March 31, 2017 and December 31, 2016 amounted to $52,000 and $53,000, respectively.

The convertible notes generally become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty equal to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with a balance of $23,000 is convertible in monthly installments in an amount determined by the noteholder of up to $23,000, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash, without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value at:

	March 31, 2017	December 31, 2016

Level 1 Inputs	$-	$-
Level 2 Inputs	205,000	153,000
Level 3 Inputs	-	-
Total	$205,000	$153,000

In a series of transactions, during the three months ended March 31, 2017, convertible promissory notes with an aggregate principal balance of $56,000, including accrued interest thereon were converted into 170,872,980 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $12,000 for the three months ended March 31, 2017.

In a series of transactions, during the three months ended March 31, 2016, convertible promissory notes with an aggregate principal balance of $295,000, including accrued interest thereon were converted into 234,920,926 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $26,000 for the three months ended March 31, 2016.

At March 31, 2017, the Company had reserved 2,112,854,710 shares of its unissued common stock for conversion of convertible promissory notes.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The following common stock transactions occurred during the three months ended March 31, 2017:

●	In a series of transactions during the three months ended March 31, 2017, convertible promissory notes with an aggregate principal balance of $56,000, including accrued interest thereon were converted into 170,872,980 unregistered shares of common stock.

●	During the three months ended March 31, 2017, Barry C. Kaye converted 1,372 shares of Series B into 1,372,000 unregistered, restricted shares of the Company’s common stock.

The following common stock transactions occurred during the three months ended March 31, 2016:

●	In a series of transactions during the three months ended March 31, 2016, convertible promissory notes with an aggregate principal balance of $295,000, including accrued interest thereon were converted into 234,920,926 unregistered shares of common stock.

●	In a series of transactions during the three months ended March 31, 2016, the Company issued 37,234,002 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2015 EP Agreement, as discussed in Note 20, in consideration for $100,000. The proceeds were used for general working capital.

●	In March 2016, the Company made a private sale, pursuant to a stock purchase agreement of 25,000,000 unregistered shares of its common stock and 25,000,000 common stock warrants to purchase one unregistered share of its common stock at an exercise price of $0.001 per share in consideration for $25,000.

At March 31, 2017, on a pro forma basis, the approximate number of shares of common stock that would have been issued if all of the Company’s outstanding convertible notes eligible for conversion had been converted was 340,780,432. None of the outstanding stock options and warrants were assumed to be exercised since the trading price of the stock on March 31, 2017 was below the exercise price of such instruments.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated, 770,222 and 50,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates.

For the three months ended March 31, 2017, the Company issued 670,219 shares of Series A Preferred Stock to George J. Coates representing anti-dilution shares to restore Mr. Coates' percentage of eligible votes to 85.7%. This percentage increased during the year ended December 31, 2016 as a result of Mr. Coates' acquisition of 211,318,358 shares of common stock upon conversion of promissory notes from the Company which he held with a principal amount of $157,000 and 115,006,000 shares of common stock upon conversion of 115,006 shares of Series B Convertible Preferred Stock.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

●	Series B Convertible Preferred Stock, par value $0.001 per share, 75,000,000 shares designated, 16,981,089 and 16,252,584 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of Series B are entitled to one thousand votes per share held, on all matters brought before the shareholders for a vote.

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

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock, not related to conversions of Series B Convertible Preferred Stock, by these key employees. At March 31, 2017, the fixed ownership percentages were as follows:

●	George J. Coates – 80.63%
●	Gregory G. Coates – 6.10%
●	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The following presents by year, the number of shares of Series B held and the year that they become eligible for conversion into shares of common stock, as of March 31, 2017.

	Total	2017	2018	2019
George J. Coates	15,674,047	3,135,357	11,766,624	772,066
Gregory G. Coates	1,216,320	224,975	872,014	119,331
Barry C. Kaye	90,722	13,063	68,266	9,393
Total	16,981,089	3,373,395	12,706,904	900,790

For the three months ended March 31, 2017, 772,066, 119,315 and 9,393 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $132,000, $39,000 and $3,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the three months ended March 31, 2017.

For the three months ended March 31, 2016, 1,263,978, 86,048 and 6,736 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $1,641,000, $112,000 and $9,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the three months ended March 31, 2016.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

During the three months ended March 31, 2017, Barry C. Kaye converted 1,372 shares of Series B into 1,372,000 unregistered, restricted shares of the Company’s common stock.

In the event that all of the 16,981,089 shares of Series B outstanding at March 31, 2017 were converted, once the conversion restrictions lapse, an additional 16,981,089,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at March 31, 2017, this would dilute the ownership percentage of non-affiliated stockholders from 81.0% to 12.8%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

17.	UNEARNED REVENUE

Unearned revenue at March 31, 2017, consisted of the following:

●	A deposit received with an order for two CSRV® Gen Sets from Coates Power, Ltd., a China-based unaffiliated manufacturing company in the amount of $131,000.

●	A $19,000 non-refundable deposit from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator.

18.	SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended March 31, 2017 and 2016 amounted to $5,000 and $5,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

19.	LOSS PER SHARE

At March 31, 2017, there were stock warrants outstanding to purchase 150,344,911 shares of common stock at exercise prices ranging from $0.0005 to $0.675 per share and vested stock options outstanding to acquire 12,470,000 shares of common stock at exercise prices ranging from $0.028 to $0.44 per share and $72,000 of convertible promissory notes eligible for conversion, which on a pro forma basis, assuming they would have been converted on March 31, 2017, would have been convertible into 340,780,432 shares of common stock.

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

For the three months ended March 31, 2017 and 2016, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At March 31, 2017, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awards.

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

During the three months ended March 31, 2017 and 2016, no stock options were granted. There were no unvested stock options outstanding at March 31, 2017.

During the three months ended March 31, 2017 and 2016, the Company did not incur any stock-based compensation expense related to employee stock options. At March 31, 2017, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 3/31/17	$0.028 – $0.44	12,470,000	10	12,470,000	$0.182	$0.169

No stock options were exercised, forfeited or expired during the three months ended March 31, 2017 and 2016.

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

In July 2015, the Company entered into an equity purchase agreement (the “EP Agreement”) with Southridge Partners II LP, a Delaware limited partnership (“Southridge”). Pursuant to the terms of the EP Agreement, Southridge committed to purchase up to 205,000,000 shares of the Company’s common stock at 94% of the lowest closing price of the common stock during the ten trading days that comprise the defined pricing period. In December 2016, the EP Agreement automatically terminated because Southridge had purchased all 205,000,000 registered shares of common stock under the EP Agreement.

The Company filed a registration statement with the SEC covering 205,000,000 shares of common stock underlying the EP Agreement, which was declared effective in August 2015.

During the three months ended March 31, 2016, the Company sold 37,234,042 registered shares of common stock to Southridge and received proceeds of $100,000 under the EP Agreement.

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

Deferred tax assets increased by $209,000 and $833,000 for the three months ended March 31, 2017 and 2016, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2017 and December 31, 2016.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2013 through 2015, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2017 and 2016, there were no penalties or interest related to the Company’s income tax returns.

At March 31, 2017, the Company had available, $20,793,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2037 and $10,969,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2037.

23.	RELATED PARTY TRANSACTIONS

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the three months ended March 31, 2017 and 2016, are discussed in detail in Note 13.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Issuances of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates and Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the three months ended March 31, 2017 and 2016 are discussed in detail in Note 16.

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

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory G. Coates and Bernadette Coates, exclusive of stock-based compensation for unregistered, restricted shares of Preferred Stock awarded to George J. Coates and Gregory G. Coates is summarized as follows:

	For the three months ended March 31,
	2017	2016
George J. Coates (a) (b) (c)	$14,000	$3,000
Gregory G. Coates (d) (e)	3,000	40,000
Bernadette Coates (f)	1,000	1,000

(a)	For the three months ended March 31, 2017 and 2016, George J. Coates earned additional base compensation of $53,000 and $63,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at March 31, 2017 and December 31, 2016.

(b)	During the three months ended March 31, 2017 and 2016, George J. Coates was awarded 772,066 and 1,263,978 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $132,000 and $1,641,000, respectively, for anti-dilution.

(c)	During the three months ended March 31, 2017, George J. Coates was awarded 670,222 shares of Series A Preferred Stock with an estimated fair value of $17,000, for anti-dilution.

(d)	For the three months ended March 31, 2017 and 2016, Gregory G. Coates earned additional base compensation of $38,000 and $-0-, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at March 31, 2017 and December 31, 2016.

(e)	During the three months ended March 31, 2017 and 2016, Gregory G. Coates was awarded 119,331 and 86,048 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $39,000 and $112,000, respectively, for anti-dilution.

(f)	For the three months ended March 31, 2017 and 2016, Bernadette Coates earned additional base compensation of $17,000 and $17,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017 and 2016, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $10,000 and $-0-, respectively. For the three months ended March 31, 2017 and 2016, Mr. Kaye earned compensation of $32,000 and $23,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. Starting in September 2016, the Company agreed to pay Mr. Kaye interest on the balance of his deferred compensation retroactive to when it began being deferred in May 2012. Interest continues to be accrued on the unpaid balance. During the three months ended March 31, 2017, interest accrued on Mr. Kaye’s deferred compensation amounted to $11,000. At March 31, 2017, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $343,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2017. During the three months ended March 31, 2017 and 2016, Barry C. Kaye was awarded 9,393 and 6,736 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $3,000 and $9,000, respectively, for anti-dilution.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

24.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2017:

	Total	2017	2018

Promissory notes to related parties	$1,450,000	$1,450,000	$-
Mortgage loan payable	1,318,000	60,000	1,258,000
Deferred compensation	1,394,000	1,394,000	-
Convertible promissory notes	140,000	117,000	23,000
Promissory note	25,000	25,000	-
Total	$4,327,000	$3,046,000	$1,281,000

25.	LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

26.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

Issuance of Convertible Promissory Notes

During the period from April 1 to May 9, 2017, the Company issued three new convertible promissory notes and received net proceeds of $109,000, after transaction costs. The holders may convert the convertible note at any time beginning six months after funding, into shares of the Company's common stock at a conversion price ranging from 61% to 65% of the trading price, as defined, of the Company’s common stock over a specified trading period prior to the date of conversion. In addition, the Company and certain noteholders mutually agreed to fund additional back-end, collateralized convertible notes that were executed in 2016. The principal amount of the back-end notes funded was $304,000 after transaction costs. These notes were immediately eligible for conversion upon funding. The conversion price of the back-end notes ranged from 62% to 70% of the trading price, as defined, of the Company’s common stock over a specified trading period prior to the date of conversion.

Conversion of Convertible Promissory Notes

During the period from April 1 to May 9, 2017, $226,000 principal amount of convertible promissory notes, including accrued interest, was converted into 960,097,696 unregistered, restricted shares of the Company’s common stock.

Issuance of Anti-dilution shares

During the period from April 1 to May 9, 2017, the Company issued 3,409,590, 258,091 and 20,205 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $1,125,000, $85,000 and $7,000, respectively.

Issuances of Promissory Notes to Related Parties

During the period from April 1 to May 9, 2017, the Company issued promissory notes to George J. Coates and received cash proceeds of $16,000 and repaid promissory notes to George J. Coates amounting to $25,000, including interest of $6,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

During the period from April 1 to May 9, 2017, the Company issued promissory notes to Bernadette Coates and received cash proceeds of $23,000 and repaid promissory notes to Bernadette Coates amounting to $10,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Deferred Compensation

As of May 9, 2017, George J. Coates, Gregory G. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $28,000, $17,000, $14,000 and $8,000, respectively. During this period, Mr. Kaye was also paid $15,000. At May 9, 2017 the total balance of their deferred compensation was $1,061,000, $87,000, $224,000 and $283,000, respectively.

Promissory Note

On April 13, 2017, the Company issued a promissory note for $5,000 providing for interest thereon at the rate of 25% per annum. On April 25, 2017, this promissory note, including accrued interest thereon was repaid.

On May 5, 2017, the Company repaid the $25,000 promissory note and issued 8,688,525 unregistered, restricted shares of the Company’s common stock to the holder in payment of interest on the note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” INCLUDED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 31, 2016.

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

In December 2016, we executed an exclusive license with Secure Supplies covering Hydrogen Gen Sets in the territory of North America. Secure Supplies employs a combination of solar generated power and hydrogen cell technology to generate hydrogen gas. It expects to procure 400 Hydrogen Gen Sets for Phase I of its project to install power generation plants throughout North America. The Company intends to sell each such Generator Set for $1 million. Development of the first production Generator Set is anticipated to commence during or shortly after the second quarter of 2017.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Our principal business activities and efforts during the three months ended March 31, 2017 and 2016 were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas, in 2017, in connection with the sublicense with Secure Supplies, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the hydrogen reactor technology in 2016.

Although we incurred substantial net losses for the three months ended March 31, 2017 and 2016 of ($847,168) and ($2,157,667), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($144,527) and ($151,530) in 2017 and 2016, respectively, was significantly less than these reported net losses. The differences between the reported net losses incurred in 2017 and 2016 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the three months ended March 31, 2017 and 2016.

Sublicensing fee revenue for the three months ended March 31, 2017 and 2016 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the three months ended March 31, 2017 and 2016 were primarily related to applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas in 2017 in connection with the sublicense with Secure Supplies and research and development of the hydrogen reactor technology in 2016. Research and development expenses increased by $46,826 to $138,387 in 2017 from $91,561 in 2016.

Stock-based Compensation Expense

Stock-based compensation expense decreased by ($1,570,580) to $191,325 for the three months ended March 31, 2017 from $1,761,905 for the three months ended March 31, 2016. This decrease was primarily due to a decrease in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution, partially offset by an issuance of Series A Preferred Stock with an estimated fair value of $17,219 to George J. Coates for anti-dilution.

Compensation and Benefits

Compensation and benefits increased by $61,835 to $131,747 for the three months ended March 31, 2017 from $69,912 for the three months ended March 31, 2016. This increase was primarily due to an increase in the amount of compensation allocated to research and development costs in the 2017 period.

General and Administrative Expenses

General and administrative expenses increased by $41,761 to $118,839 for the three months ended March 31, 2017 from $77,078 for the three months ended March 31, 2016. This net increase in 2017 resulted from increases in professional fees of $39,525, miscellaneous expense of $15,756, utilities of $5,025 and financing costs of $1,580, partially offset by decreases in investors relations costs of ($11,369), patent maintenance costs of ($8,483) and all other expenses, net of ($273).

Depreciation and Amortization

Depreciation and amortization expense decreased to $12,249 for the three months ended March 31, 2017 from $12,749 for the three months ended March 31, 2016.

Loss from Operations

A loss from operations of ($587,747) was incurred for the three months ended March 31, 2017 compared with a loss from operations of ($2,008,405) for the three months ended March 31, 2016. The decrease in the amount of the loss from operations was primarily attributable to the decrease in non-cash, stock-based compensation expense of ($1,570,580), as discussed above, offset by the increase in the change in embedded liabilities of $172,355 as discussed hereinafter.

Other Income (Expense)

Increase (decrease) in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended March 31, 2017 and 2016, other (expense) income was recorded to reflect the (increase) decrease in the fair value of embedded liabilities of ($51,277) and $121,078, respectively.

Loss on conversion of convertible notes

For the three months ended March 31, 2017 and 2016, the Company realized a loss on conversion of convertible notes of ($11,629) and ($26,380), respectively.

Interest Expense

Interest expense decreased to ($196,515) for the three months ended March 31, 2017 from ($243,960) in 2016. Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $90,070, interest on promissory notes and deferred compensation to related parties of $64,462, mortgage loan interest of $33,475 and net other interest of $8,508.

Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $160,427, interest on promissory notes to related parties of $51,654, mortgage loan interest of $26,234, interest expense related to the sale/leaseback of equipment of $1,618 and net other interest of $4,027.

Deferred Taxes

For the three months ended March 31, 2017 and 2016, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended March 31, 2017, we incurred a net loss of ($847,168) or ($0.00) basic net loss per share, as compared with net loss of ($2,157,667) or ($0.00) basic net loss per share for three months ended March 31, 2016. The increase in the amount of the net loss was primarily attributable to the decrease in non-cash, stock-based compensation expense of ($1,570,580), offset by the increase in the change in embedded liabilities of $172,355 as discussed above.

Liquidity and Capital Resources

Our cash position at March 31, 2017 was $2,555, a decrease of ($6,608) from the cash position of $9,163 at December 31, 2016. We had negative working capital of ($5,883,472) at March 31, 2017 which represents a decrease in our working capital of ($447,361) compared to the ($5,411,111) of negative working capital at December 31, 2016. Our current liabilities of $6,078,509 at March 31, 2017, increased by $419,725 from $5,658,784 at December 31, 2016. This net decrease resulted from (i) a $189,701 increase in accounts payable and accrued liabilities, (ii) a $121,810 increase in deferred compensation payable, (iii) a $51,277 net increase in the derivative liability related to convertible promissory notes, (iv) a $41,763 increase in the carrying amount of convertible promissory notes, net of unamortized discount and (v) issuance of a $25,000 promissory note, offset by a ($9,826) net decrease in other current liabilities.

Operating activities utilized cash of ($144,527) for the three months ended March 31, 2017, an improvement of $7,003 from the cash utilized for operating activities of ($151,530) for the three months ended March 31, 2016. Cash utilized by operating activities in the three months ended March 31, 2017 resulted primarily from (i) a cash basis net loss of ($415,939), after adding back (deducting) non-cash stock-based compensation expense of $191,325, interest accrued, but not paid of $169,949, an increase in embedded derivative liabilities related to convertible notes of $51,277, depreciation and amortization of $12,249, a non-cash loss on conversion of convertible notes of $11,629 and non-cash licensing revenues of ($4,800) and (ii) changes in current assets and liabilities, including an increase in deferred offering costs and other assets of ($3,083), an increase of $152,285 in accounts payable and accrued liabilities and an increase in deferred compensation payable of $121,810.

No cash was used in investing activities for the three months ended March 31, 2017.

Cash provided by financing activities for the three months ended March 31, 2017, amounted to $137,919, a decrease of $38,456 from the cash provided by financing activities of $176,375 for the three months ended March 31, 2016. This was comprised of proceeds from issuances of convertible promissory notes aggregating $90,000, issuances of common stock under an equity purchase agreement of $42,944, proceeds from issuance of a $25,000 promissory note and issuances of promissory notes to related parties of $4,740, partially offset by principal repayments of ($15,000) on a mortgage loan payable and repayments of promissory notes held by related parties of ($9,765).

Going Concern

We have incurred net recurring losses since inception, amounting to ($66,174,258) as of March 31, 2017 and had a stockholders’ deficiency of ($5,666,492). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the recent trading price range of our common stock at a fraction of a penny has introduced additional difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 14, 2017, with respect to our financial statements as of and for the year ended December 31, 2016, that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2017, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses for distribution of our CSRV® products, raising working capital to enable us to commence limited production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources of working capital and new funding being pursued by us include (i) deposits for orders from Secure Supplies for Hydrogen Gen Sets, (ii) issuances of promissory notes and convertible promissory notes, (iii) proceeds from sales of CSRV® Gen Sets, (iv) new equity investment, (v) new borrowing arrangements and (vi) up front licensing fees from prospective new sublicensees. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

During the period from April 1, 2017 to May 9, 2017, the Company raised a total $532,300 of new working capital, which included $488,700 from issuances of convertible promissory notes, $38,600 from issuances of promissory notes to related parties and $5,000 from issuance of a promissory note.

At March 31, 2017, current liabilities amounted to $6,078,509, comprised of legal and professional fees of $1,474,903, promissory notes due to related parties aggregating $1,449,673, deferred compensation of $1,394,127, accrued interest expense of $532,667, accrued general and administrative expenses of $528,447, a derivative liability related to convertible promissory notes of $204,749, deposits of $150,595, accrued research and development expenses of $114,859, convertible promissory notes, net of unamortized discount of $87,564, the current portion of a mortgage loan amounting to $60,000 and the current portion of license deposits of $55,925.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2016:

	Total	2017	2018

Promissory notes to related parties	$1,449,673	$1,449,673	$-
Mortgage loan payable	1,318,158	60,000	1,258,158
Deferred compensation	1,394,127	1,394,127	-
Convertible promissory notes	139,614	117,000	22,614
Promissory Note	25,000	25,000	-
Total	$4,326,572	$3,045,800	$1,280,772

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2017, which are contained in this filing and notes to financial statements for the year ended December 31, 2016 which are contained in the Company’s 2016 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2016 Annual Report on Form 10-K filed April 14, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the three months ended March 31, 2017 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, during the three months ended March 31, 2017, an aggregate of $56,372 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 170,872,980 unregistered shares of our common stock.

In a series of transactions, during the three months ended March 31, 2017, 772,066, 119,315 and 9,393 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $199,000, $39,000 and $3,000, respectively.

During the three months ended March 31, 2017, Barry C. Kaye converted 1,372 shares of Series B into 1,372,000 unregistered restricted shares of the Company’s common stock.

Net proceeds from the above transactions were used for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DE*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: May 11, 2017	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2017	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)