Form 10-Q
period 2017-06-30
COATES INTERNATIONAL LTD \DE\
filed 2017-08-11
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐  No ☒

As of August 9, 2017, the Registrant had 5,277,509,643 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$21,106	$9,163
Inventory, net	191,482	191,482
Deferred offering costs and other assets	1,195	47,028
Total Current Assets	213,783	247,673
Property, plant and equipment, net	2,054,040	2,076,396
Deferred licensing costs, net	36,024	38,166
Total Assets	$2,303,847	$2,362,235

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,360,779	$2,461,175
Deferred compensation payable	1,515,852	1,272,317
Promissory notes to related parties	1,424,173	1,454,699
Derivative liability related to convertible promissory notes	316,859	153,472
Deposits on orders	150,595	150,595
Convertible promissory notes, net of unamortized discount	112,645	45,801
Current portion of sublicense deposits	60,725	60,725
Mortgage loan payable	60,000	60,000
Total Current Liabilities	6,001,628	5,658,784
Non-current portion of mortgage loan payable	1,243,158	1,273,158
Non-current portion of sublicense deposits	617,575	627,175
Total Liabilities	7,862,361	7,559,117

Commitments and Contingencies	-	-

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 720,722 and 50,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	720	50
Series B Convertible Preferred Stock, 75,000,000 shares designated, 25,962,676 and 16,252,584 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	25,963	16,253
Common Stock, $0.0001 par value, 12,000,000,000 shares authorized, 4,677,646,885 and 3,002,730,366 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	467,765	300,273
Additional paid-in capital	64,093,732	59,813,632
Accumulated deficit	(70,146,694)	(65,327,090)
Total Stockholders' Deficiency	(5,558,514)	(5,196,882)
Total Liabilities and Stockholders' Deficiency	$2,303,847	$2,362,235

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Sublicensing fee revenue	$4,800	$4,800	$9,600	$9,600
Total Revenues	4,800	4,800	9,600	9,600
Expenses:
Research and development costs	58,211	96,961	196,598	188,523
Stock-based compensation expense	3,020,230	944,924	3,211,556	2,706,829
Compensation and benefits	94,180	81,232	225,927	151,143
General and administrative expenses	24,270	146,477	143,109	223,555
Depreciation and amortization	12,249	11,124	24,497	23,873
Total Operating Expenses	3,209,140	1,280,718	3,801,687	3,293,923
Loss from Operations	(3,204,340)	(1,275,918)	(3,792,087)	(3,284,323)
Other Income (Expense):
(Increase) decrease in estimated fair value of embedded derivative liabilities	(112,110)	296,703	(163,387)	417,781
Loss on conversion of convertible notes	(149,118)	(43,650)	(160,747)	(70,030)
Interest expense	(506,868)	(231,462)	(703,383)	(475,422)
Total other income (expense)	(768,096)	21,591	(1,027,517)	(127,671)
Loss Before Income Taxes	(3,972,436)	(1,254,327)	(4,819,604)	(3,411,994)
Provision for income taxes	-	-	-	-
Net Loss	$(3,972,436)	$(1,254,327)	$(4,819,604)	$(3,411,994)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average shares outstanding	3,965,822,678	1,488,477,643	3,535,782,250	1,323,954,371
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average shares outstanding	3,965,822,678	1,488,477,643	3,535,782,250	1,323,954,371

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2017	2016

Net Cash Used in Operating Activities	$(551,041)	$(305,858)

Cash Used in Investing Activities:
Acquisition of property, plant and equipment	-	(11,493)
Total Cash Used in Investing Activities	-	(11,493)

Cash Flows Provided (Used in) by Financing Activities:
Issuance of convertible promissory notes	628,700	91,000
Issuance of promissory notes to related parties	43,340	96,000
Issuance of common stock under equity purchase agreement	42,944	120,000
Issuance of promissory notes	30,000	-
Issuance of common stock and warrants	-	35,000
Repayment of promissory notes and accrued interest to related parties	(122,000)	(10,000)
Repayment of mortgage loan	(30,000)	(30,000)
Repayment of promissory notes	(30,000)	-
Finance lease obligation payments	-	(8,625)
Net Cash Provided by Financing Activities	562,984	293,375
Net Increase (Decrease) in Cash	11,943	(23,976)
Cash, beginning of period	9,163	29,207
Cash, end of period	$21,106	$5,231

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$109,840	$53,049

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$449,614	$448,290

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

June 30, 2017

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

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse, Gregory G. Coates and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines® are successfully introduced into and accepted in the marketplace enabling the Company to generate substantial sales and/or receive substantial licensing revenues. These losses from operations were primarily related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation, remeasurement of the estimated fair value of embedded derivative liabilities related to convertible promissory notes issued and interest expense and losses on conversion of convertible promissory notes.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2017, had a stockholders’ deficiency of ($5,559,000). In addition, the recent trading price range of the Company’s common stock at a fraction of a penny has introduced additional difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At June 30, 2017, the Company had negative working capital of ($5,788,000) compared with negative working capital of ($5,411,000) at the end of 2016. At June 30, 2017, $2,935,025 of the negative working capital consists of amounts due to George J. Coates, Bernadette Coates and Gregory G. Coates for deferred compensation and promissory notes for funds loaned to the Company.

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

At June 30, 2017, and December 31, 2016, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $36,000 and $38,000, respectively. Amortization expense for the three months ended June 30, 2017 and 2016 amounted to $1,000 and $1,000, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 amounted to $2,000 and $2,000, respectively.

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

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At June, 2017, the unamortized balance was $180,000. Amortization of this amount is as follows:

Year Ending	Amount
2017	$10,000
2018	19,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$180,000

6.	NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based manufacturing company (“Coates Power”). As of June 30, 2017, the Company has only received the initial non-refundable deposit of $500,000. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources, until it fully pays the contractual licensing fee.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Coates Power plans to produce CSRV® products in China. Renown has been engaged in continuing efforts to work with local government representatives in China to raise working capital in order for Coates Power to be able to start up its manufacturing operations. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. Until Coates Power can begin production of CSRV® products for Renown, the Company will not receive any further monies from its sublicense with Renown.

At this time, as the Company's intellectual property rights only cover the territory of North America, it does not have any rights to enter into a manufacturing and sale license agreement with Coates Power. These rights are currently held by George J. Coates, Gregory G. Coates and The Coates Trust. Coates Power and Renown are controlled and managed by Mr. James Pang, the Company's liaison agent in China.

The Company received a $131,000 cash deposit with an order from Coates Power for two completed Gen Sets. This amount is included in Deposits in the accompanying balance sheets at June 30, 2017 and December 31, 2016. The Company intends to build and ship these two generators at such time that Coates Power is able to commence production in accordance with the manufacturing license agreement and there is sufficient working capital for this purpose.

7.	INVENTORY

Inventory consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$178,000	$178,000
Work-in-process	13,000	13,000
Total	$191,000	$191,000

8.	LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are being recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through June 30, 2017, the Company has recognized a total of $120,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the six months ended June 30, 2017 and 2016. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

In December 2016, the Company executed an exclusive sublicense with Secure Supplies Mexico LLC and Secure Supplies USA LLC (collectively “Secure Supplies”) of Coates CSRV® electric power hydrogen generator sets and engines for distribution, use, sale and lease in the territory of North America. Secure Supplies employs a combination of solar generated power and hydrogen cell technology to generate hydrogen gas. It intends to integrate its technology with the Coates CSRV® system technology to power Engine Generator Sets to be utilized in establishing power generation plants throughout North America. Secure Supplies has indicated it intends to procure CSRV® Engine Generators adapted to run on hydrogen fuel (“Hydrogen Gen Sets”), capable of producing up to 1MW of electrical power output.

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

Sublicensing fee revenue for the three months ended June 30, 2017 and 2016 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the six months ended June 30, 2017 and 2016 amounted to $10,000 and $10,000, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following:

	June 30, 2017	December 31, 2016
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	57,000
	3,028,000	3.028,000
Less: Accumulated depreciation	(974,000)	(952,000)
Total	$2,054,000	$2,076,000

Depreciation expense amounted to $11,000 and $10,000 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense amounted to $22,000 and $22,000 for the six months ended June 30, 2017 and 2016, respectively.

10.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2018. Interest expense for the three months ended June 30, 2017 and 2016 amounted to $17,000 and $26,000, respectively. Interest expense for the six months ended June 30, 2017 and 2016 amounted to $50,000 and $52,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at June 30, 2017 and December 31, 2016 was $1,303,000 and $1,333,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

For the three months ended June 30, 2017 and 2016, interest expense amounted to $-0- and $-0-, respectively. For the six months ended June 30, 2017 and 2016, interest expense amounted to $-0- and $2,000, respectively. These amounts are included in interest expense in the accompanying statements of operations.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2017	December 31, 2016
Legal and professional fees	$1,373,000	$1,452,000
Accrued interest expense	515,000	502,000
General and administrative expenses	358,000	392,000
Research and development costs	115,000	115,000
Total	$2,361,000	$2,461,000

13.	PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the six months ended June 30, 2017 and 2016, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $19,000 and $96,000, respectively and repaid promissory notes to George J. Coates in the aggregate principal amount of $23,000 and $10,000, respectively. Interest expense for the three months ended June 30, 2017 and 2016 amounted to $12,000 and $12,000, respectively. Interest expense for the six months ended June 30, 2017 and 2016 amounted to $25,000 and $25,000, respectively.

The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At June 30, 2017, the outstanding balance was $292,000, including accrued interest thereon.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. Interest is being imputed on this promissory note at the rate of 10% per annum. During the six months ended June 30, 2017 and 2016, the Company partially repaid $20,000 and $-0-, respectively of this promissory note. Imputed interest expense for the three months ended June 30, 2017 and 2016, amounted to $36,000 and $36,000, respectively. Interest expense for the six months ended June 30, 2017 and 2016, amounted to $71,000 and $72,000, respectively. At June 30, 2017, the outstanding principal balance was $1,418,000.

Promissory Notes Issued to Bernadette Coates

During the six months ended June 30, 2017 and 2016, the Company issued a promissory note to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $24,000 and $-0-, respectively. The Company repaid promissory notes to Bernadette Coates in the principal amount of $31,000 and $-0-, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. Interest expense for the three months ended June 30, 2017 and 2016 amounted to $4,000 and $3,000, respectively. Interest expense for the six months ended June 30, 2017 and 2016 amounted to $7,000 and $6,000, respectively. At June 30, 2017, the outstanding balance amounted to $86,000, including accrued interest thereon.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Unpaid accrued interest on these promissory notes amounting to $378,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2017.

14.	PROMISSORY NOTES

In March 2017, the Company issued a $25,000 promissory note with a maturity date of May 13, 2017. Interest was payable upon maturity in the form of 10,000,000 shares of unregistered, restricted shares of the Company's common stock. In addition, the Company agreed to extend warrants held by the lender to purchase 10,839,752 shares of common stock that were scheduled to expire in 2017 for an additional five years and modify the exercise price to $0.0015 per share. On May 5, 2017 the Company prepaid the note in full and issued 8,688,525 shares of its common stock representing the prorated number of shares for interest on the note, as a result of the prepayment. Interest expense of $4,000 was recorded for issuance of these shares based on the closing trading price on the date of issuance.

On April 14, 2017 the Company issued a 25%, $5,000 promissory note due June 12, 2017 to the same lender which was prepaid on April 25, 2017 together with accrued interest thereon.

15.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which are used for general working capital purposes. At June 30, 2017, there was $254,000 principal amount of convertible promissory notes outstanding. During the six months ended June 30, 2017 and 2016, $670,000 and $91,000 of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 39% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at June 30, 2017 was 147%. The unamortized discount on the outstanding convertible notes at June 30, 2017 and December 31, 2016 amounted to $141,000 and $18,000, respectively.

The convertible notes generally become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, with a prepayment penalty ranging from 25% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

Two convertible promissory notes with an aggregate outstanding balance of $90,000 are convertible in monthly installments in an amount determined by the noteholder, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash, without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

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

The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included the quoted daily yield curve rates of treasury securities with comparable maturities and, because the actual volatility rate on the Company’s common stock is not available, a conservative estimated volatility rate of 200%.

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value at:

	June 30, 2017	December 31, 2016

Level 1 Inputs	$-	$-
Level 2 Inputs	317,000	153,000
Level 3 Inputs	-	-
Total	$317,000	$153,000

In a series of transactions, during the six months ended June 30, 2017, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 1,664,855,994 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $161,000 for the six months ended June 30, 2017.

In a series of transactions, during the six months ended June 30, 2016, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 528,526,577 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $70,000 for the six months ended June 30, 2016.

At June 30, 2017, the Company had reserved 3,213,644,092 shares of its unissued common stock for conversion of convertible promissory notes.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

16.	CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find stock quotes and market information for the Company at www.otcmarkets.com under the ticker symbol COTE. Effective June 17, 2016, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock, par value, $0.0001 per share (the “Common Stock”) to 12,000,000,000.

The following common stock transactions occurred during the six months ended June 30, 2017:

●	In a series of transactions during the six months ended June 30, 2017, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 1,664,885,994 unregistered shares of common stock.

●	During the six months ended June 30, 2017, Barry C. Kaye converted 1,372 shares of Series B Convertible Preferred Stock (“Series B”) into 1,372,000 unregistered, restricted shares of the Company’s common stock.

●	The Company issued 8,688,525 shares of common stock in payment of interest on a $25,000 promissory note as more fully discussed in Note 14.

The following common stock transactions occurred during the six months ended June 30, 2016:

●	In a series of transactions during the six months ended June 30, 2016, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 528,526,577 unregistered shares of common stock.

●	In a series of transactions during the six months ended June 30, 2016, the Company issued 52,431,610 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2015 EP Agreement, as discussed in Note 21, in consideration for $120,000. The proceeds were used for general working capital.

●	During the six months ended June 30, 2016, the Company made private sales, pursuant to stock purchase agreements, of 35,000,000 unregistered shares of its common stock and 35,000,000 common stock warrants to purchase one unregistered share of its common stock at an exercise price of $0.001 per share, in consideration for $35,000.

●	In May 2016, by mutual consent between the Company and George J. Coates, $100,000 principal amount of promissory notes, including accrued interest, were converted into 90,909,091 restricted shares of the Company’s common stock at a conversion rate of $0.0011 per share, which was the closing trading price of the stock on the date of conversion.

At June 30, 2017, on a pro forma basis, the approximate number of shares of common stock that would have been issued if all of the Company’s outstanding convertible notes eligible for conversion had been converted was 121,131,602. None of the outstanding stock options and warrants were assumed to be exercised since the trading price of the stock on June 30, 2017 was below the exercise price of such instruments.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated, 770,222 and 50,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates.

For the six months ended June 30, 2017, the Company issued 670,222 shares of Series A Preferred Stock to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%. This percentage increased during the year ended December 31, 2016 as a result of Mr. Coates’ acquisition of 211,318,358 shares of common stock upon conversion of promissory notes from the Company which he held with a principal amount of $157,000 and 115,006,000 shares of common stock upon conversion of 115,006 shares of Series B.

●	Series B, par value $0.001 per share, 75,000,000 shares designated, 25,962,676 and 16,252,584 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of Series B are entitled to one thousand votes per share held, on all matters brought before the shareholders for a vote.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock not related to conversions of Series B by these key employees. At June 30, 2017, the fixed ownership percentages were as follows:

●	George J. Coates – 80.63%

●	Gregory G. Coates – 6.10%

●	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The following presents by year, the number of shares of Series B held and the year that they become eligible for conversion into shares of common stock, as of June 30, 2017.

	Total	2017	2018	2019
George J. Coates	23,977,864	3,135,357	11,766,624	9,075,883
Gregory G. Coates	1,844,882	224,975	872,014	747,893
Barry C. Kaye	139,930	13,063	68,266	58,601
Total	25,962,676	3,373,395	12,706,904	9,882,377

For the six months ended June 30, 2017, 9,075,883, 747,893 and 58,601 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $2,925,000, $250,000 and $20,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the six months ended June 30, 2017.

For the six months ended June 30, 2016, 3,664,640, 247,828 and 19,401 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $2,522,000, $171,000 and $13,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the six months ended June 30, 2016.

During the six months ended June 30, 2017, Barry C. Kaye converted 1,372 shares of Series B into 1,372,000 unregistered, restricted shares of the Company’s common stock.

In the event that all of the 25,962,676 shares of Series B outstanding at June 30, 2017 were converted, once the conversion restrictions lapse, an additional 25,962,676,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at June 30, 2017, this would dilute the ownership percentage of non-affiliated stockholders from 86.6% to 12.8%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

17.	UNEARNED REVENUE

Unearned revenue at June 30, 2017, consisted of the following:

●	A deposit received with an order for two CSRV® Gen Sets from Coates Power, Ltd., a China-based unaffiliated manufacturing company in the amount of $131,000.

●	A $19,000 non-refundable deposit from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

18.	SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended June 30, 2017 and 2016 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the six months ended June 30, 2017 and 2016 amounted to $10,000 and $10,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

19.	LOSS PER SHARE

At June 30, 2017, there were stock warrants outstanding to purchase 150,344,911 shares of common stock at exercise prices ranging from $0.0005 to $0.675 per share and vested stock options outstanding to acquire 12,470,000 shares of common stock at exercise prices ranging from $0.028 to $0.44 per share and $80,000 of convertible promissory notes eligible for conversion, which on a pro forma basis, assuming they would have been converted on June 30, 2017, would have been convertible into 121,131,602 shares of common stock.

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

For the six months ended June 30, 2017 and 2016, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock covered by the 2014 Stock Plan. At June 30, 2017, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awards.

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

During the six months ended June 30, 2017 and 2016, no stock options were granted. There were no unvested stock options outstanding at June 30, 2017.

During the six months ended June 30, 2017 and 2016, the Company did not incur any stock-based compensation expense related to employee stock options. At June 30, 2017, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 6/30/17	$0.028 – $0.44	12,470,000	9	12,470,000	$0.182	$0.169

No stock options were exercised, forfeited or expired during the six months ended June 30, 2017 and 2016.

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

During the six months ended June 30, 2017, the Company received proceeds of $43,000 under the 2015 EP Agreement relating to 76,141,381 registered shares of common stock sold to Southridge in December 2016.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Deferred tax assets increased by $1,418,000 and $563,000 for the three months ended June 30, 2017 and 2016, respectively. Deferred tax assets increased by $1,627,000 and $1,396,000 for the six months ended June 30, 2017 and 2016, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2017 and December 31, 2016.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2013 through 2015, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the six months ended June 30, 2017 and 2016, there were no penalties or interest related to the Company’s income tax returns.

At June 30, 2017, the Company had available, $21,284,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2037 and $11,508,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2037.

23.	RELATED PARTY TRANSACTIONS

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the six months ended June 30, 2017 and 2016, are discussed in detail in Note 13.

Issuances of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates and Shares of Series B awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the six months ended June 30, 2017 and 2016 are discussed in detail in Note 16.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory G. Coates and Bernadette Coates, exclusive of stock-based compensation for unregistered, restricted shares of Preferred Stock awarded to George J. Coates and Gregory G. Coates is summarized as follows:

	For the six months ended June 30,
	2017	2016
George J. Coates (a) (b) (c)	$18,000	$8,000
Gregory G. Coates (d) (e)	10,000	87,000
Bernadette Coates (f)	2,000	2,000

(a)	For the six months ended June 30, 2017 and 2016, George J. Coates earned additional base compensation of $115,000 and $125,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at June 30, 2017 and December 31, 2016.

(b)	During the six months ended June 30, 2017 and 2016, George J. Coates was awarded 9,075,883 and 3,664,640 shares of Series B, respectively, with an estimated fair value of $2,925,000 and $2,522,000, respectively, for anti-dilution.

(c)	During the six months ended June 30, 2017, George J. Coates was awarded 670,222 shares of Series A Preferred Stock with an estimated fair value of $17,000, for anti-dilution.

(d)	For the six months ended June 30, 2017 and 2016, Gregory G. Coates earned additional base compensation of $72,000 and $-0-, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at June 30, 2017 and December 31, 2016.

(e)	During the six months ended June 30, 2017 and 2016, Gregory G. Coates was awarded 747,893 and 247,828 shares of Series B, respectively, with an estimated fair value of $250,000 and $367,000, respectively, for anti-dilution.

(f)	For the six months ended June 30, 2017 and 2016, Bernadette Coates earned additional base compensation of $34,000 and $34,000, respectively, payment of which is being deferred until the Company has sufficient working capital. These amounts are included in deferred compensation in the accompanying balance sheets at June 30, 2017 and December 31, 2016.

During the six months ended June 30, 2017 and 2016, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $50,000 and $-0-, respectively. For the three months ended June 30, 2017 and 2016, Mr. Kaye earned compensation of $28,000 and $26,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. For the six months ended June 30, 2017 and 2016, Mr. Kaye earned compensation of $60,000 and $49,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. Starting in September 2016, the Company agreed to pay Mr. Kaye interest on the balance of his deferred compensation retroactive to when it began being deferred in May 2012. Interest continues to be accrued on the unpaid balance. During the six months ended June 30, 2017, interest accrued on Mr. Kaye’s deferred compensation amounted to $27,000. At June 30, 2017, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $344,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2017. During the six months ended June 30, 2017 and 2016, Barry C. Kaye was awarded 58,601 and 19,401 shares of Series B, respectively, with an estimated fair value of $20,000 and $13,000, respectively, for anti-dilution.

24.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and commitments at June 30, 2017:

	Total	2017	2018

Promissory notes to related parties	$1,424,000	$1,424,000	$-
Mortgage loan payable	1,303,000	60,000	1,243,000
Deferred compensation	1,516,000	1,516,000	-
Convertible promissory notes	254,000	121,000	133,000
Total	$4,497,000	$3,121,000	$1,376,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

25.	LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

26.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

Issuance of Convertible Promissory Notes

During the period from July 1, 2017 to August 9, 2017, the Company was funded on two back-end, collateralized convertible promissory notes and received net proceeds of $44,000, after transaction costs. These notes were immediately eligible for conversion upon funding into shares of the Company's common stock at a conversion price 62% of the trading price, as defined, of the Company’s common stock over a specified trading period prior to the date of conversion.

Conversion of Convertible Promissory Notes

During the period from July 1, 2017 to August 9, 2017, $97,000 principal amount of convertible promissory notes, including accrued interest, was converted into 623,296,626 unregistered, restricted shares of the Company’s common stock.

Issuances of Promissory Notes to Related Parties

During the period from July 1, 2017 to August 9, 2017, the Company issued a promissory note to Bernadette Coates and received cash proceeds of $6,000. The promissory note is payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Issuance of Anti-dilution shares

During the period from July 1, 2017 to August 9, 2017, the Company issued 4,272,459, 323,407 and 25,318 shares of Series B to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $726,000, $55,000 and $4,000, respectively.

Deferred Compensation

As of August 9, 2017, George J. Coates, Gregory G. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $29,000, $17,000, $13,000 and $8,000, respectively. At August 9, 2017 the total balance of their deferred compensation was $1,125,000, $122,000, $225,000 and $300,000, respectively.

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

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV®”) system technology. This technology has been successfully applied to natural gas fueled industrial electric power CSRV® generator engines (“Gen Sets”), automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. In 2015, we completed production of an initial next generation 855 cubic inch industrial Gen Set. As explained in more detail below, we intend to devote a substantial amount of resources during the remainder of 2017 to develop Hydrogen Gen Sets, capable producing up to 1MW of electrical power output in connection with a sublicense agreement with Secure Supplies.

In December 2016, we executed an exclusive license with Secure Supplies covering Hydrogen Gen Sets in the territory of North America. Secure Supplies employs a combination of solar generated power and hydrogen cell technology to generate hydrogen gas. It expects to procure 400 Hydrogen Gen Sets for Phase I of its project to install power generation plants throughout North America. The Company intends to sell each such Generator Set for $1 million. Initial funding for the development of the Hydrogen Gen Sets has been delayed by protracted, continuing due diligence being undertaken by customers of Secure Supplies.

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based manufacturing company (“Coates Power”). As of June 30, 2017, the Company has only received the initial non-refundable deposit of $500,000. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay us 25% of all funds it receives from any and all sources, until it fully pays the balance of the $100 million contractual licensing fee.

Coates Power plans to produce CSRV® products in China. Renown has been engaged in continuing efforts to work with local government representatives in China to raise working capital in order for Coates Power to be able to start up its manufacturing operations. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. Until Coates Power can begin production of CSRV® products for Renown, we will not receive any further monies from our sublicense with Renown.

At this time, as our intellectual property rights only cover the territory of North America, we do not have any rights to enter into a manufacturing and sale license agreement with Coates Power. These rights are currently held by George J. Coates, Gregory G. Coates and The Coates Trust. Coates Power and Renown are controlled and managed by Mr. James Pang, the Company's liaison agent in China.

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

We previously agreed to collaborate on the development of this technology with WTF Asia International Ltd. (“WTF Asia”), a Hong Kong-based entity to enable it to be applied to large industrial gen set engines. We have determined that it is no longer feasible to work with WTF Asia due to the owner’s health and concerns with the status of WTF Asia’s technology. The Company intends to independently pursue further development of this technology.

We anticipate that application for patent protection of this technology will be filed upon completion of the research and development. Although at this time no arrangements have been made between us and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to us once the related patent protection is in place. Accordingly, we do not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. We have been responsible for all costs incurred to date related to the development of this technology.

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

As discussed above, we plan to devote substantial resources for the remainder of 2017 to development of the Hydrogen Gen Set for Secure Supplies.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) licensing fees from new sublicensing agreements, (ii) positive working capital generated from sales of our CSRV® products and (iii) issuance of promissory notes to related parties and issuance of convertible notes. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets, and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans. The recent trading price range of our common stock at a fraction of a penny has introduced additional risk and difficulty to our challenge to secure needed additional working capital.

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements.

Sublicensing agreements with Secure Supplies and Renown which are already in place are discussed in the Background section above.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Our principal business activities and efforts during the three months ended June 30, 2017 and 2016 were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas, in 2017, in connection with the sublicense with Secure Supplies, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the hydrogen reactor technology, in 2016.

Although we incurred substantial net losses for the three months ended June 30, 2017 and 2016 of ($3,972,436) and ($1,254,327), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($406,514) and ($154,328) in 2017 and 2016, respectively, was significantly less than these reported net losses. The differences between the reported net losses incurred in 2017 and 2016 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the three months ended June 30, 2017 and 2016.

Sublicensing fee revenue for the three months ended June 30, 2017 and 2016 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the three months ended June 30, 2017 and 2016 were primarily related to applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas in 2017 in connection with the sublicense with Secure Supplies and research and development of the hydrogen reactor technology in 2016. Research and development expenses decreased ($38,750) to $58,211 in 2017 from $96,961 in 2016. This primarily resulted from a ($31,800) reduction in the amount of compensation and benefits allocated to research and development in the 2017 period.

Stock-based Compensation Expense

Stock-based compensation expense increased by $2,075,306 to $3,020,230 for the three months ended June 30, 2017 from $944,924 for the three months ended June 30, 2016. This increase was primarily due to an increase in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution and the issuance of Series A Preferred Stock with an estimated fair value of $17,219 to George J. Coates for anti-dilution in 2017.

Compensation and Benefits

Compensation and benefits increased by $12,948 to $94,180 for the three months ended June 30, 2017 from $81,232 for the three months ended June 30, 2016. This increase was primarily due to a decrease in the amount of compensation allocated to research and development costs in the 2017 period.

General and Administrative Expenses

General and administrative expenses decreased by ($122,207) to $24,270 for the three months ended June 30, 2017 from $146,477 for the three months ended June 30, 2016. This net decrease in 2017 resulted from decreases in professional fees of ($109,717), patent maintenance of ($15,515), investor relations of ($3,667), real estate taxes and property insurance of ($2,907), parts expense of ($2,448) and all other expenses, net of ($91), partially offset by an increase in financing costs of $12,138.

Depreciation and Amortization

Depreciation and amortization expense increased to $12,249 for the three months ended June 30, 2017 from $11,124 for the three months ended June 30, 2016.

Loss from Operations

A loss from operations of ($3,204,340) was incurred for the three months ended June 30, 2017 compared with a loss from operations of ($1,275,918) for the three months ended June 30, 2016. The increase in the amount of the loss from operations was primarily attributable to the increase in non-cash, stock-based compensation expense of $2,075,306, as discussed above.

Other Income (Expense)

Increase (Decrease) in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended June 30, 2017 and 2016, other (expense) income was recorded to reflect the (increase) decrease in the fair value of embedded liabilities of ($112,110) and $296,703, respectively.

Loss on conversion of convertible notes

For the three months ended June 30, 2017 and 2016, the Company realized a loss on conversion of convertible notes of ($149,118) and ($43,650), respectively.

Interest Expense

Interest expense increased to ($506,868) for the three months ended June 30, 2017 from ($231,462) in 2016. Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $416,326, interest on promissory notes to related parties of $66,475, mortgage interest of $16,657 and net other interest of $7,410.

Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $69,443, interest on promissory notes to related parties of $134,192, mortgage loan interest of $25,956 and net other interest of $1,871.

Deferred Taxes

For the three months ended June 30, 2017 and 2016, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended June 30, 2017, we incurred a net loss of ($3,972,436) or ($0.00) basic net loss per share, as compared with net loss of ($1,254,327) or ($0.00) basic net loss per share for three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Our principal business activities and efforts during the six months ended June 30, 2017 and 2016 were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas, in 2017, in connection with the sublicense with Secure Supplies, (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the hydrogen reactor technology, in 2016.

Although we incurred substantial net losses for the six months ended June 30, 2017 and 2016 of ($4,819,604) and ($3,411,994), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($551,041) and ($305,858) in 2017 and 2016, respectively, was significantly less than these reported net losses. The differences between the reported net losses incurred in 2017 and 2016 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the six months ended June 30, 2017 and 2016.

Sublicensing fee revenue for the six months ended June 30, 2017 and 2016 amounted to $9,600 and $9,600, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the six months ended June 30, 2017 and 2016 were primarily related to applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas in 2017 in connection with the sublicense with Secure Supplies and research and development of the hydrogen reactor technology in 2016. Research and development expenses increased by $8,075 to $196,598 in 2017 from $188,523 in 2016. This was due to a $97,476 increase in parts and materials used in research and development, substantially offset by an ($89,400) decrease in compensation and benefits allocated to research and development.

Stock-based Compensation Expense

Stock-based compensation expense increased by $504,727 to $3,211,556 for the six months ended June 30, 2017 from $2,706,829 for the six months ended June 30, 2016. This decrease was primarily due to an increase in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution and the issuance of Series A Preferred Stock with an estimated fair value of $17,219 to George J. Coates for anti-dilution in 2017.

Compensation and Benefits

Compensation and benefits increased by $74,784 to $225,927 for the six months ended June 30, 2017 from $151,143 for the six months ended June 30, 2016. This increase was primarily due to an $89,400 decrease in the amount of compensation allocated to research and development costs in the 2017 period.

General and Administrative Expenses

General and administrative expenses decreased by ($80,446) to $143,109 for the six months ended June 30, 2017 from $223,555 for the six months ended June 30, 2016. This net decrease in 2017 resulted from decreases in professional fees of ($70,242), patent maintenance costs of ($23,998), investor relations costs of ($15,036), real estate taxes and property insurance of ($2,760) and all other expenses, net of ($1,657), partially offset by increases in miscellaneous expenses of $15,693, financing costs of $14,171 and utilities of $3,383.

Depreciation and Amortization

Depreciation and amortization expense decreased to $24,497 for the six months ended June 30, 2017 from $23,873 for the six months ended June 30, 2016.

Loss from Operations

A loss from operations of ($3,792,087) was incurred for the six months ended June 30, 2017 compared with a loss from operations of ($3,284,323) for the six months ended June 30, 2016. The increase in the amount of the loss from operations was primarily attributable to the increase in non-cash, stock-based compensation expense of ($504,727).

Other Income (Expense)

Increase (Decrease) in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the six months ended June 30, 2017 and 2016, other (expense) income was recorded to reflect the (increase) decrease in the fair value of embedded liabilities of ($163,387) and $417,781, respectively.

Loss on conversion of convertible notes

For the six months ended June 30, 2017 and 2016, the Company realized a loss on conversion of convertible notes of ($160,747) and ($70,030), respectively.

Interest Expense

Interest expense increased to ($703,383) for the six months ended June 30, 2017 from ($475,422) in 2016. Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $506,396, interest on amounts due to related parties of $130,937, mortgage loan interest of $50,131 and net other interest of $15,919.

Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $229,870, interest on amounts due to related parties of $185,846, mortgage loan interest of $52,190, interest expense related to the sale/leaseback of equipment of $1,618 and net other interest of $5,898.

Deferred Taxes

For the six months ended June 30, 2017 and 2016, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the six months ended June 30, 2017, we incurred a net loss of ($4,819,604) or ($0.00) basic net loss per share, as compared with a net loss of ($3,411,994) or ($0.00) basic net loss per share for the six months ended June 30, 2016. The increase in the amount of the net loss was primarily attributable to a change in estimated fair value of embedded derivative liabilities of ($581,168), an increase in non-cash, stock-based compensation expense of ($504,727) and an increase in interest expense of ($227,961).

Liquidity and Capital Resources

Our cash position at June 30, 2017 was $21,106, an increase of $11,943 from the cash position of $9,163 at December 31, 2016. We had negative working capital of ($5,787,845) at June 30, 2017 which represents a decrease in our working capital of ($376,734) compared to the ($5,411,111) of negative working capital at December 31, 2016. Our current liabilities of $6,001,628 at June 30, 2017, increased by $342,844 from $5,658,784 at December 31, 2016. This net increase resulted from (i) a $243,535 increase in deferred compensation payable, (ii) a $163,387 net increase in the derivative liability related to convertible promissory notes and (iii) a $66,844 increase in the carrying amount of convertible promissory notes, net of unamortized discount, offset by (iv) a ($100,396) decrease in accounts payable and accrued liabilities and (v) repayment of ($30,526) of promissory notes to related parties.

Operating activities utilized cash of ($551,041) for the six months ended June 30, 2017, an increase of ($245,183) from the cash utilized for operating activities of ($305,858) for the six months ended June 30, 2016. Cash utilized by operating activities in the six months ended June 30, 2017 resulted primarily from (i) a cash basis net loss of ($675,475), after adding back (deducting) non-cash stock-based compensation expense of $3,211,556, interest accrued, but not paid of $593,543, an increase in embedded derivative liabilities related to convertible notes of $163,387, a non-cash loss on conversion of convertible notes of $160,747, depreciation and amortization of $24,497 and non-cash licensing revenues of ($9,600) and (ii) changes in current assets and liabilities, including an increase in other assets of ($2,889), a decrease of ($116,213) in accounts payable and accrued liabilities and an increase in deferred compensation payable of $243,535.

No cash was used in investing activities for the six months ended June 30, 2017.

Cash provided by financing activities for the six months ended June 30, 2017, amounted to $562,984, an increase of $269,609 from the cash provided by financing activities of $293,375 for the six months ended June 30, 2016. This was comprised of proceeds from issuances of convertible promissory notes aggregating $628,700, issuances of promissory notes to related parties of $43,340, receipt of proceeds in 2017 from common stock issued in 2016 under an equity purchase agreement of $42,944 and proceeds from issuances of $30,000 of promissory notes, partially offset by repayments of principal and interest on promissory notes held by related parties of ($122,000), repayment of promissory notes of ($30,000) and principal repayments of ($30,000) on a mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, amounting to ($70,146,694) as of June 30, 2017 and had a stockholders’ deficiency of ($5,558,514). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

Sources of working capital and new funding being pursued by us include (i) a $1 million licensing fee currently due to us from Secure Supplies, but not recorded on our financial statements as a receivable, (ii) deposits for orders from Secure Supplies for Hydrogen Gen Sets, (iii) issuances of promissory notes to related parties and convertible promissory notes, (iv) proceeds from sales of CSRV® Gen Sets, (v) new equity investments, (vi) new borrowing arrangements and (vii) up front licensing fees from prospective new sublicensees. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

During the period from July 1, 2017 to August 9, 2017, the Company raised a total $49,500 of new working capital from issuance of two back-end, collateralized, convertible promissory notes and issuance of a $6,000 promissory note to Bernadette Coates.

At June 30, 2017, current liabilities amounted to $6,001,628, comprised of deferred compensation of $1,515,852, promissory notes due to related parties aggregating $1,424,173, legal and professional fees of $1,373,181, accrued interest expense of $514,765, accrued general and administrative expenses of $357,974, a derivative liability related to convertible promissory notes of $316,859, deposits of $150,595, accrued research and development expenses of $114,859, convertible promissory notes, net of unamortized discount of $112,645, the current portion of license deposits of $60,725 and the current portion of a mortgage loan amounting to $60,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2017:

	Total	2017	2018

Deferred compensation	$1,515,852	$1,515,852	$-
Promissory notes to related parties	1,424,173	1,424,173	-
Mortgage loan payable	1,303,158	60,000	1,243,158
Convertible promissory notes	253,748	120,748	133,000
Total	$4,496,931	$3,120,773	$1,376,158

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2017, which are contained in this filing and notes to financial statements for the year ended December 31, 2016 which are contained in the Company’s 2016 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

(a) Evaluation of Disclosure Controls

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

(b) Changes in Internal Control over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the six months ended June 30, 2017 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, since the issuance of securities by us did not involve a public offering, that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, during the six months ended June 30, 2017, an aggregate of $448,497 of convertible promissory notes principal and accrued interest was converted by the holders into 1,664,855,994 unregistered shares of our common stock.

During the six months ended June 30, 2017, we issued $670,000 of convertible promissory notes which may be converted into unregistered shares of the Company's common stock at a discount ranging from 30% to 39% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion.

For the six months ended June 30, 2017, the Company issued 670,222 shares of Series A Preferred Stock to George J. Coates representing anti-dilution shares to restore Mr. Coates' percentage of eligible votes to 85.7%.

In a series of transactions, during the six months ended June 30, 2017, 9,075,883, 747,893 and 58,601 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $2,924,571, $250,169 and $19,596, respectively.

During the six months ended June 30, 2017, Barry C. Kaye converted 1,372 shares of Series B into 1,372,000 unregistered restricted shares of the Company’s common stock.

The net proceeds from the original issuances of convertible promissory notes was used for general working capital purposes.

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

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: August 11, 2017	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)