Form 10-Q
period 2017-09-30
COATES INTERNATIONAL LTD \DE\
filed 2017-11-13
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐  No  ☒

As of November 13, 2017, the Registrant had 6,341,500,963 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$5,479	$9,163
Inventory, net	191,482	191,482
Other current assets	1,040	47,028
Total Current Assets	198,001	247,673
Property, plant and equipment, net	2,042,862	2,076,396
Deferred licensing costs, net	34,953	38,166
Total Assets	$2,275,816	$2,362,235

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,447,618	$2,461,175
Deferred employee compensation payable	1,621,712	1,272,317
Promissory notes to related parties	1,441,173	1,454,699
Derivative liability related to convertible promissory notes	435,429	153,472
Deposits on orders	150,595	150,595
Convertible promissory notes, net of unamortized discount	127,271	45,801
Current portion of sublicense deposits	60,725	60,725
Mortgage loan payable	60,000	60,000
Total Current Liabilities	6,344,523	5,658,784
Non-current portion of mortgage loan payable	1,228,158	1,273,158
Non-current portion of sublicense deposits	612,775	627,175
Total Liabilities	8,185,456	7,559,117

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 1,000,000 shares designated, 720,222 and 50,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	720	50
Series B Convertible Preferred Stock, 75,000,000 shares designated, 36,054,423 and 16,252,584 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	36,054	16,253
Common Stock, $0.0001 par value, 12,000,000,000 shares authorized, 5,974,943,586 and 3,002,730,366 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	597,494	300,273
Additional paid-in capital	66,053,239	59,813,632
Accumulated deficit	(72,597,147)	(65,327,090)
Total Stockholders' Deficiency	(5,909,640)	(5,196,882)
Total Liabilities and Stockholders' Deficiency	$2,275,816	$2,362,235

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Sublicensing fee revenue	$4,800	$4,800	$14,400	$14,400
Total Revenues	4,800	4,800	14,400	14,400
Expenses:
Research and development costs	-	1,250	196,598	189,773
Stock-based compensation expense	1,715,597	4,061,731	4,927,152	6,768,560
Compensation and benefits	156,171	150,475	382,098	301,619
General and administrative expenses	101,977	109,842	245,087	333,397
Depreciation and amortization	12,249	12,249	36,746	36,122
Total Operating Expenses	1,985,994	4,335,547	5,787,681	7,629,471
Loss from Operations	(1,981,194)	(4,330,747)	(5,773,281)	(7,615,071)
Other Income (Expense):
(Increase) decrease in estimated fair value of embedded derivative liabilities	(118,570)	56,950	(281,957)	474,731
Loss on conversion of convertible notes	(84,625)	(54,932)	(245,372)	(124,962)
Interest expense, net	(266,064)	(110,641)	(969,447)	(586,063)
Total other income (expense)	(469,259)	(108,623)	(1,496,776)	(236,294)
Loss Before Income Taxes	(2,450,453)	(4,439,370)	(7,270,057)	(7,851,365)
Provision for income taxes	-	-	-	-
Net Loss	$(2,450,453)	$(4,439,370)	$(7,270,057)	$(7,851,365)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average shares outstanding	5,398,162,883	2,508,814,075	4,163,397,715	1,723,247,751
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average shares outstanding	5,398,162,883	2,508,814,075	4,163,397,715	1,723,247,751

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2017	2016

Net Cash Used in Operating Activities	$(663,268)	$(449,121)

Cash Used in Investing Activities:
Acquisition of property, plant and equipment	-	(11,493)
Total Cash Used in Investing Activities	-	(11,493)

Cash Flows Provided (Used in) by Financing Activities:
Issuance of convertible promissory notes	723,300	154,000
Issuance of promissory notes to related parties	60,340	162,443
Issuance of common stock under equity purchase agreements	42,944	150,000
Issuance of promissory notes	30,000	-
Issuance of common stock and warrants	-	45,000
Repayment of promissory notes and accrued interest to related parties	(122,000)	(15,000)
Repayment of mortgage loan	(45,000)	(45,000)
Repayment of promissory notes	(30,000)	-
Finance Lease Obligation Payments	-	(8,625)
Net Cash Provided by Financing Activities	659,584	442,818
Net (Decrease) in Cash	(3,684)	(17,796)
Cash, beginning of period	9,163	29,207
Cash, end of period	$5,479	$11,411

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$135,960	$80,022

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$449,614	$639,700

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

September 30, 2017

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

The CSRV® system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine combustion chamber, the CSRV® system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV® system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV® system technology (“CSRV® Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV® Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into, and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine® to produce more power than equivalent conventional engines. The extent to which CSRV® Engines operating with the CSRV® system technology achieve (i) higher RPM’s, (ii) greater volumetric efficiency and (iii) thermal efficiency than conventional engines, is a function of the engine design and application.

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

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse, Gregory G. Coates and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the CSRV® Engines® are successfully introduced into the marketplace enabling the Company to generate substantial sales and/or receive substantial licensing revenues. These losses from operations were primarily related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also reported substantial non-cash expenses for stock-based compensation, remeasurement of the estimated fair value of embedded derivative liabilities related to convertible promissory notes issued and interest expense and losses on conversion of convertible promissory notes.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2017, had a stockholders’ deficiency of ($5,910,000). In addition, the recent trading price range of the Company’s common stock at a fraction of a penny has introduced additional difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At September 30, 2017, the Company had negative working capital of ($6,147,000) compared with negative working capital of ($5,411,000) at the end of 2016.

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

The Company’s operations are devoted to the development, application, licensing and marketing of the CSRV® system technology which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder. Development efforts have been conducted continuously during this time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued with respect to the CSRV® system technology. Since inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates. The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company's business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

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

At September 30, 2017, and December 31, 2016, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $35,000 and $38,000, respectively. Amortization expense for the three months ended September 30, 2017 and 2016 amounted to $1,000 and $1,000, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 amounted to $3,000 and $3,000, respectively.

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

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At September, 2017, amortization of the unamortized balance is as follows:

Year Ending	Amount
2017	$5,000
2018	19,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$175,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based company formed for the purpose of manufacturing CSRV® products (“Coates Power”). Coates Power has not been able to commence operations due to ongoing delays in obtaining necessary support and approval from the Chinese government in spite of continuing efforts by Renown to do so on its behalf. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. As of September 30, 2017, the Company has only received an initial non-refundable deposit of $500,000. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay the Company 25% of all funds it receives from any and all sources, until it fully pays the contractual licensing fee. Until Coates Power can begin production of CSRV® products for Renown, the Company will not receive any further monies from its sublicense with Renown.

At this time, as the Company’s intellectual property rights only cover the territory of North America, it does not have any rights to enter into a manufacturing and sale license agreement with Coates Power. These rights are currently held by George J. Coates, Gregory G. Coates and The Coates Trust, a trust controlled by George J. Coates. Coates Power and Renown are controlled and managed by Mr. James Pang, the Company’s liaison agent in China.

The Company received a $131,000 cash deposit with an order from Coates Power to produce two Gen Sets. This amount is included in Deposits in the accompanying balance sheets at September 30, 2017 and December 31, 2016. The Company intends to build and ship these two generators at such time that Coates Power is able to commence production in accordance with the manufacturing license agreement and there is sufficient working capital for this purpose.

7. INVENTORY

Inventory consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$178,000	$178,000
Work-in-process	13,000	13,000
Total	$191,000	$191,000

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. These deposits are being recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through September 30, 2017, the Company has recognized a total of $125,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the nine months ended September 30, 2017 and 2016. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

In December 2016, the Company entered into an exclusive sublicense agreement with a group of companies under common ownership referred to as the Secure Supplies Companies (“Secure Supplies”). Under this sublicense agreement, Secure Supplies intended to procure a substantial number of large industrial CSRV® electric power generators powered by hydrogen gas. Secure Supplies was in default under the sublicense agreement for failure to pay the licensing fee that was due upon signing. On the basis of repeated promises made by Secure Supplies, the Company did not exercise its right until September 2017 to declare Secure Supplies in default and cancel the sublicense agreement. In the event that Secure Supplies is able to adequately fund its operating plan, the Company would consider entering into a new, non-exclusive sublicense agreement. The Company intends to sublicense hydrogen powered CSRV® electric power generators to other interested third parties on a non-exclusive basis.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Sublicensing fee revenue for the three months ended September 30, 2017 and 2016 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2017 and 2016 amounted to $14,000 and $14,000, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following:

	September 30, 2017	December 31, 2016
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	57,000
	3,028,000	3.028,000
Less: Accumulated depreciation	(985,000)	(952,000)
Total	$2,043,000	$2,076,000

Depreciation expense amounted to $11,000 and $11,000 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense amounted to $33,000 and $33,000 for the nine months ended September 30, 2017 and 2016, respectively.

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2018. Interest expense for the three months ended September 30, 2017 and 2016 amounted to $25,000 and $26,000, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 amounted to $75,000 and $78,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at September 30, 2017 and December 31, 2016 was $1,288,000 and $1,333,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

For the three months ended September 30, 2017 and 2016, interest expense amounted to $-0- and $-0-, respectively. For the nine months ended September 30, 2017 and 2016, interest expense amounted to $-0- and $2,000, respectively. These amounts are included in interest expense in the accompanying statements of operations.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	September 30, 2017	December 31, 2016
Legal and professional fees	$1,402,000	$1,452,000
Accrued interest expense	549,000	502,000
General and administrative expenses	382,000	392,000
Research and development costs	115,000	115,000
Total	$2,448,000	$2,461,000

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the nine months ended September 30, 2017 and 2016, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $24,000 and $162,000, respectively and repaid promissory notes to George J. Coates in the aggregate principal amount of $23,000 and $15,000, respectively. Interest expense for the three months ended September 30, 2017 and 2016 amounted to $13,000 and $5,000, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 amounted to $38,000 and $30,000, respectively.

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

In December 2016, by mutual agreement between Mr. Coates and the Company, the prior conversion of $315,000 of accrued interest into shares of common stock, was rescinded. As a result, $315,000 was reinstated as accrued interest due to Mr. Coates and 359,139,789 shares of common stock issued to Mr. Coates were canceled.

The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At September 30, 2017 and December 31, 2016, the outstanding principal balance was $5,000 and $4,000, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. Interest is being imputed on this promissory note at the rate of 10% per annum. During the nine months ended September 30, 2017 and 2016, the Company, partially repaid $20,000 and $-0-, respectively of this promissory note. Imputed interest expense for the three months ended September 30, 2017 and 2016, amounted to $36,000 and $36,000, respectively. Interest expense for the nine months ended September 30, 2017 and 2016, amounted to $107,000 and $108,000, respectively. At September 30, 2017 and December 31, 2016, the outstanding principal balance was $1,418,000 and $1,438,000, respectively.

Promissory Notes Issued to Bernadette Coates

During the nine months ended June 30, 2017 and 2016, the Company issued promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $36,000 and $-0-, respectively. The Company repaid promissory notes to Bernadette Coates in the principal amount of $31,000 and $-0-, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. Interest expense for the three months ended September 30, 2017 and 2016 amounted to $4,000 and $3,000, respectively. Interest expense for the nine months ended June 30, 2017 and 2016 amounted to $11,000 and $10,000, respectively. At September 30, 2017 and December 31, 2016, the outstanding principal balance was $13,000 and $8,000, respectively.

Promissory Note Issued to Employee

The Company issued a promissory note to an employee which is payable on demand and provides for interest at the rate of 17% per annum, compounded monthly. At September 30, 2017 and December 31, 2016, the outstanding principal balance was $5,000 and $5,000, respectively.

Unpaid accrued interest on these promissory notes amounting to $395,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2017.

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

15. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which are used for general working capital purposes. At September 30, 2017, there was $209,000 principal amount of convertible promissory notes outstanding. During the nine months ended September 30, 2017 and 2016, $778,000 and $165,000 of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 39% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at September 30, 2017 was 147%. The unamortized discount on the outstanding convertible notes at September 30, 2017 and December 31, 2016 amounted to $82,000 and $62,000, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The convertible notes generally become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, with a prepayment penalty ranging from 15% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with an aggregate outstanding balance of $55,000 is convertible in monthly installments in an amount determined by the noteholder, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash, without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

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

The estimated fair value of the embedded derivative liabilities related to promissory notes outstanding was measured as the aggregate estimated fair value, based on Level 2 inputs, which included quoted daily yield curve rates of treasury securities with comparable maturities and, because the actual volatility rate on the Company’s common stock is not available, a conservative estimated volatility rate of 200%.

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value at:

	September 30, 2017	December 31, 2016

Level 1 Inputs	$-	$-
Level 2 Inputs	435,000	153,000
Level 3 Inputs	-	-
Total	$435,000	$153,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

In a series of transactions, during the nine months ended September 30, 2017, convertible promissory notes with an aggregate principal balance of $604,000, including accrued interest thereon were converted into 2,962,152,695 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $245,000 for the nine months ended September 30, 2017.

In a series of transactions, during the nine months ended September 30, 2016, convertible promissory notes with an aggregate principal balance of $665,000, including accrued interest thereon were converted into 1,209,182,017 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $125,000 for the nine months ended September 30, 2016.

At September 30, 2017, the Company had reserved 3,188,592,382 shares of its unissued common stock for conversion of convertible promissory notes. At September 30, 2017, none of the Company’s outstanding convertible notes were eligible for conversion.

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

The following common stock transactions occurred during the nine months ended September 30, 2017:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $604,000, including accrued interest thereon were converted into 2,962,152,695 unregistered shares of common stock.

●	Barry C. Kaye converted 1,372 shares of Series B Convertible Preferred Stock (“Series B”) into 1,372,000 unregistered, restricted shares of the Company’s common stock.

●	The Company issued 8,688,525 shares of common stock in payment of interest on a $25,000 promissory note as more fully discussed in Note 14.

The following common stock transactions occurred during the nine months ended September 30, 2016:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $665,000, including accrued interest thereon were converted into 1,209,182,017 unregistered shares of common stock.

●	In a series of transactions, the Company issued 87,892,603 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under an equity purchase agreement, as discussed in Note 21, in consideration for $150,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

●	The Company made private sales, pursuant to stock purchase agreements, of 55,000,000 unregistered shares of its common stock and 55,000,000 common stock warrants to purchase one unregistered share of its common stock at exercise prices ranging from $0.0005 to $0.001 per share, in consideration for $45,000.

●	In a series of transactions by mutual consent between the Company and George J. Coates, $472,000 principal amount of promissory notes, including accrued interest, were converted into 570,458,147 restricted, unregistered shares of the Company’s common stock at conversion rates ranging from $0.0006 to $0.0011 per share, which was the closing trading price of the stock on the respective dates of conversion.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 shares designated, 770,222 and 50,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates.

During the nine months ended September 30, 2017, the Company issued 670,222 shares of Series A Preferred Stock to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%. This percentage increased during the year ended December 31, 2016 as a result of Mr. Coates’ acquisition of 211,318,358 shares of common stock upon conversion of promissory notes from the Company which he held with a principal amount of $157,000 and 115,006,000 shares of common stock upon conversion of 115,006 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B”).

Coates International, Ltd.
Notes to Financial Statements - (Continued)

●	Series B, 75,000,000 shares designated, 36,054,423 and 16,252,584 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of Series B are entitled to one thousand votes per share held, on all matters brought before the shareholders for a vote.

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

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock not related to conversions of Series B by these key employees. At September 30, 2017, the fixed ownership percentages were as follows:

●	George J. Coates – 80.63%
●	Gregory G. Coates – 6.10%
●	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The following presents by year, the number of shares of Series B held and the year that they become eligible for conversion into shares of common stock, as of September 30, 2017.

	Total	2017	2018	2019
George J. Coates	33,308,066	3,135,357	11,766,624	18,406,085
Gregory G. Coates	2,551,137	224,975	872,014	1,454,148
Barry C. Kaye	195,220	13,063	68,266	113,891
Total	36,054,423	3,373,395	12,706,904	19,974,124

For the nine months ended September 30, 2017, 18,406,085, 1,454,148 and 113,891 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $4,511,000, $370,000 and $29,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the nine months ended September 30, 2017.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

During the nine months ended September 30, 2017, Barry C. Kaye converted 1,372 shares of Series B into 1,372,000 unregistered, restricted shares of the Company’s common stock.

In the event that all of the 36,054,423 shares of Series B outstanding at September 30, 2017 were converted, once the conversion restrictions lapse, an additional 36,054,423,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at September 30, 2017, this would dilute the ownership percentage of non-affiliated stockholders from 89.8% to 12.8%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

17. UNEARNED REVENUE

Unearned revenue at September 30, 2017, consisted of the following:

●	A deposit received with an order for two CSRV® Gen Sets from Coates Power, Ltd., a China-based unaffiliated manufacturing company in the amount of $131,000.

●	A $19,000 non-refundable deposit from Almont in connection with its order for a natural gas fueled electric power CSRV® engine generator.

18. SUBLICENSING FEE REVENUE

Sublicensing fee revenue for the three months ended September 30, 2017 and 2016 amounted to $5,000 and $5,000, respectively. Sublicensing fee revenue for the nine months ended September 30, 2017 and 2016 amounted to $14,000 and $14,000, respectively. The Company is recognizing the license deposit of $300,000 on the Canadian License as revenue on a straight-line basis over the approximate remaining life until 2027 of the last CSRV® technology patent in force.

19. LOSS PER SHARE

At September 30, 2017, there were stock warrants outstanding to purchase 150,344,911 shares of common stock at exercise prices ranging from $0.0005 to $0.675 per share and vested stock options outstanding to acquire 12,470,000 shares of common stock at exercise prices ranging from $0.028 to $0.44 per share. None of the convertible promissory notes outstanding were eligible for conversion.

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

For the nine months ended September 30, 2017 and 2016, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

During the nine months ended September 30, 2017 and 2016, no stock options were granted. There were no unvested stock options outstanding at September 30, 2017.

During the nine months ended September 30, 2017 and 2016, the Company did not incur any stock-based compensation expense related to employee stock options. At September 30, 2017, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 9/30/17	$0.028 – $0.44	12,470,000	9	12,470,000	$0.182	$0.169

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2017 and 2016.

The weighted average fair value of the Company's stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21% - 4.64%
●	Expected life (in years)	4
●	Dividend yield	$0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant.

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.

●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.

●	No expected dividends.

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

During the nine months ended September 30, 2017, the Company received proceeds of $43,000 under the EP Agreement relating to 76,141,381 registered shares of common stock sold to Southridge in December 2016. During the nine months ended September 30, 2016, the Company sold 87,892,603 registered shares of common stock to Southridge and received proceeds of $150,000 under the EP Agreement.

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

Deferred tax assets increased by $701,000 and $1,750,000 for the three months ended September 30, 2017 and 2016, respectively. Deferred tax assets increased by $2,151,000 and $3,145,000 for the nine months ended September 30, 2017 and 2016, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2017 and December 31, 2016.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2014 through 2016, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the nine months ended September 30, 2017 and 2016, there were no penalties or interest related to the Company’s income tax returns.

At September 30, 2017, the Company had available, $20,485,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2037 and $10,040,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2037.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

23. RELATED PARTY TRANSACTIONS

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the nine months ended September 30, 2017 and 2016, are discussed in detail in Note 13.

Issuances of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates and Shares of Series B awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye during the nine months ended September 30, 2017 and 2016 are discussed in detail in Note 16.

Personal Guaranty and Stock Pledge

In connection with the Company’s mortgage loan, George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral for a mortgage loan on the Company’s headquarters facility.

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory G. Coates and Bernadette Coates, exclusive of stock-based compensation for unregistered, restricted shares of Preferred Stock awarded to George J. Coates and Gregory G. Coates, is summarized as follows:

	For the nine months ended September 30,
	2017	2016
George J. Coates (a) (b) (c)	$22,000	$17,000
Gregory G. Coates (d) (e)	34,000	131,000
Bernadette Coates (f)	4,000	3,000

(a)	For the nine months ended September 30, 2017 and 2016, George J. Coates earned additional base compensation of $178,000 and $183,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at September 30, 2017 and December 31, 2016, was $1,158,000 and $981,000, respectively.

(b)	During the nine months ended September 30, 2017 and 2016, George J. Coates was awarded 18,406,085 and 11,766,624 shares of Series B, respectively, with an estimated fair value of $4,511,000 and $6,749,000, respectively, for anti-dilution.

(c)	During the nine months ended September 30, 2017, George J. Coates was awarded 670,222 shares of Series A Preferred Stock with an estimated fair value of $17,000, for anti-dilution.

(d)	For the nine months ended September 30, 2017 and 2016, Gregory G. Coates earned additional base compensation of $91,000 and $-0-, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at September 30, 2017 and December 31, 2016, was $124,000 and $33,000, respectively.

(e)	During the nine months ended September 30, 2017 and 2016, Gregory G. Coates was awarded 1,454,148 and 772,645 shares of Series B, respectively, with an estimated fair value of $370,000 and $447,000, respectively, for anti-dilution.

(f)	For the nine months ended September 30, 2017 and 2016, Bernadette Coates earned additional base compensation of $50,000 and $50,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at September 30, 2017 and December 31, 2016, was $309,000 and $258,000, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

During the nine months ended September 30, 2017 and 2016, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $53,000 and $1,000, respectively. For the three months ended September 30, 2017 and 2016, Mr. Kaye earned compensation of $25,000 and $25,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. For the nine months ended September 30, 2017 and 2016, Mr. Kaye earned compensation of $85,000 and $74,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. Starting in September 2016, the Company agreed to pay Mr. Kaye interest on the balance of his deferred compensation retroactive to when it began being deferred in May 2012. Interest continues to be accrued on the unpaid balance. During the nine months ended September 30, 2017, interest accrued on Mr. Kaye’s deferred compensation amounted to $42,000. At September 30, 2017, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $382,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2017. During the nine months ended September 30, 2017 and 2016, Barry C. Kaye was awarded 113,891 and 60,487 shares of Series B, respectively, with an estimated fair value of $29,000 and $35,000, respectively, for anti-dilution.

At September 30, 2017, the Company owed deferred compensation to an employee in the amount of $31,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at September 30, 2017.

24. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and commitments at September 30, 2017:

	Total	2017	2018
Deferred compensation	$1,622,000	$1,622,000	$-
Promissory notes to related parties	1,441,000	1,441,000	-
Mortgage loan payable	1,303,000	60,000	1,243,000
Convertible promissory notes	209,000	-	209,000
Total	$4,575,000	$3,123,000	$1,452,000

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

27. SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes

During the period from October 1, 2017 to November 13, 2017, the Company issued a convertible promissory note and received net proceeds of $36,000, after transaction costs. This note becomes eligible for conversion six months after the funding date into shares of the Company's common stock at a conversion price 65% of the trading price, as defined, of the Company’s common stock over a specified trading period prior to the date of conversion.

Conversion of Convertible Promissory Notes

During the period from October 1, 2017 to November 13, 2017, $45,000 principal amount of convertible promissory notes, including accrued interest, was converted into 366,557,377 unregistered, restricted shares of the Company’s common stock.

Issuances of Promissory Notes to Related Parties

During the period from October 1, 2017 to November 13, 2017, the Company issued promissory notes to Bernadette Coates and received aggregate cash proceeds of $11,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Issuance of Anti-dilution shares

During the period from October 1, 2017 to November 13, 2017, the Company issued 2,310,878, 174,924 and 13,694 shares of Series B to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $393,000, $28,000 and $2,000, respectively.

Deferred Compensation

As of November 13, 2017, George J. Coates, Gregory G. Coates, Barry C. Kaye and Bernadette Coates agreed to additional deferral of their compensation amounting to $29,000, $9,000, $15,000 and $8,000, respectively.

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

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV®”) system technology. This technology has been successfully applied to natural gas fueled industrial electric power CSRV® generator engines (“Gen Sets”), automobile engines, residential generators and high performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. In 2016, we completed production of an initial next generation 855 cubic inch industrial Gen Set. We are seeking substantial new working capital, and, if acquired, intend to devote a substantial amount of resources further to develop Hydrogen Gen Sets, capable producing up to 1MW of electrical power output. As discussed below in the Section “Going Concern”, we are confronted by a number of challenges in our efforts to raise additional working capital.

In December 2016, we entered into an exclusive sublicense agreement with a group of companies under common ownership referred to as the Secure Supplies Companies (“Secure Supplies”). Under this sublicense agreement, Secure Supplies intended to procure a substantial number of large industrial CSRV® electric power generators powered by hydrogen gas. Secure Supplies was in default under the sublicense agreement for failure to pay the licensing fee that was due upon signing. On the basis of repeated promises made by Secure Supplies, we did not exercise our right until September 2017, to declare Secure Supplies in default and cancel the sublicense agreement. In the event that Secure Supplies is able to adequately fund its operating plan, we would consider entering into a new non-exclusive sublicense agreement. We also intend to sublicense hydrogen powered CSRV® electric power generators to other interested third parties on a non-exclusive basis.

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based company formed for the purpose of manufacturing CSRV® products (“Coates Power”). Coates Power has not been able to commence operations due to ongoing delays in obtaining necessary support and approval from the Chinese government in spite of continuing efforts by Renown to do so on its behalf. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. As of September 30, 2017, the Company has only received the initial non-refundable deposit of $500,000. In addition, after Renown receives aggregate cash flow of $10,000,000, it is required to pay us 25% of all funds it receives from any and all sources, until it fully pays the balance of the contractual licensing fee. Until Coates Power can begin production of CSRV® products for Renown, we will not receive any further monies from our sublicense with Renown.

At this time, as our intellectual property rights only cover the territory of North America, we do not have any rights to enter into a manufacturing and sale license agreement with Coates Power. These rights are currently held by George J. Coates, Gregory G. Coates and The Coates Trust, a trust controlled by George J. Coates. Coates Power and Renown are controlled and managed by Mr. James Pang, the Company's liaison agent in China.

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. Hydroxy-Gas has a different molecular structure than hydrogen gas which will power the Hydrogen Gen Sets. It consists of two hydrogen atoms. The Hydroxy-Gas produced by the hydrogen reactor can then be harvested for use as a type of fuel. While Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines, development is being intentionally postponed in order to focus on developing Hydrogen Gen Sets. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology.

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

Plan of Operation

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based generator engine and during 2016 completed retrofitting a next generation Cummins industrial engine with our CSRV® engine technology. This unit is being used to attract new licensing transactions and other manufacturing activities. We will need to raise sufficient new working capital to ramp up our own manufacturing and distribution operations. As discussed above, we also plan to devote substantial resources to development of the Hydrogen Gen Set.

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

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by signing OEM agreements. A Sublicensing agreement with Renown is currently in place as discussed in the “Background” section above.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Our principal business activities and efforts during the three months ended September 30, 2017 and 2016 were devoted to (i) undertaking efforts to raise additional working capital in order to fund ongoing operations, and (ii) seeking new sublicensing opportunities.

Although we incurred substantial net losses for the three months ended September 30, 2017 and 2016 of ($2,450,453) and ($4,439,370), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($112,228) and ($143,262) in 2017 and 2016, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash losses incurred in 2017 and 2016 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the three months ended September 30, 2017 and 2016.

Sublicensing fee revenue for the three months ended September 30, 2017 and 2016 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

There were no research and development activities in the third quarter of 2017 and minimal research and development activities in the third quarter of 2016. Research and development expenses for the three months ended September 30, 2017 and 2016 amounted to $-0- and $1,250, respectively.

Stock-based Compensation Expense

Stock-based compensation expense decreased by ($2,346,134) to $1,715,597 for the three months ended September 30, 2017 from $4,061,731 for the three months ended September 30, 2016. This decrease was primarily due to a decrease in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution in the 2017 period.

Compensation and Benefits

Compensation and benefits increased by $5,696 to $156,171 for the three months ended September 30, 2017 from $150,475 for the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased by ($7,865) to $101,977 for the three months ended September 30, 2017 from $109,842 for the three months ended September 30, 2016. This net decrease in 2017 resulted from decreases in investor relations of ($8,732), legal and professional fees of ($2,575), and all other expenses, net of ($1,645), partially offset by increases in building expenses of $1,884, insurance of $1,693 and real estate taxes of $1,510.

Depreciation and Amortization

Depreciation and amortization expense remained the same at $12,249 for the three months ended September 30, 2017 and 2016.

Loss from Operations

A loss from operations of ($1,981,194) was incurred for the three months ended September 30, 2017 compared with a loss from operations of ($4,330,747) for the three months ended September 30, 2016. The decrease in the amount of the loss from operations was primarily attributable to a $2,346,134 decrease in non-cash, stock-based compensation expense, as discussed above.

Other Income (Expense)

Increase (Decrease) in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended September 30, 2017 and 2016, other (expense) income was recorded to reflect the (increase) decrease in the fair value of embedded liabilities of ($118,570) and $56,950, respectively.

Loss on conversion of convertible notes

For the three months ended September 30, 2017 and 2016, the Company realized a non-cash loss on conversion of convertible notes of ($84,625) and ($54,932), respectively.

Interest Expense

Interest expense increased to ($266,064) for the three months ended September 30, 2017 from ($110,641) in 2016. Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $172,394, interest on promissory notes to related parties of $67,080, mortgage interest of $24,885 and net other interest of $1,705.

Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $29,962, interest on promissory notes and deferred compensation to related parties of $51,351, mortgage loan interest of $25,983 and net other interest of $3,345.

Deferred Taxes

For the three months ended September 30, 2017 and 2016, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended September 30, 2017, we incurred a net loss of ($2,450,453) or ($0.00) basic net loss per share, as compared with net loss of ($4,439,370) or ($0.00) basic net loss per share for three months ended September 30, 2016. The decrease in the amount of the net loss was primarily attributable to a decrease in non-cash, stock-based compensation expense of $2,246,134, partly offset by an increase in the estimated fair value of embedded derivative liabilities of ($175,520), and an increase in interest expense of ($155,423).

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Our principal business activities and efforts during the nine months ended September 30, 2017 and 2016 were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas, in 2017 (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations and (iii) research and development of the hydrogen reactor technology, in 2016.

Although we incurred substantial net losses for the nine months ended September 30, 2017 and 2016 of ($7,270,057) and ($7,851,365), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($663,268) and ($449,121) in 2017 and 2016, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash losses incurred in 2017 and 2016 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the nine months ended September 30, 2017 and 2016.

Sublicensing fee revenue for the nine months ended September 30, 2017 and 2016 amounted to $14,400 and $14,400, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the nine months ended September 30, 2017 and 2016 were primarily related to applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas in 2017 and research and development of the hydrogen reactor technology in 2016. Research and development expenses increased by $6,825 to $196,598 in 2017 from $189,773 in 2016. This was due to a $97,476 increase in parts and materials used in research and development, substantially offset by an ($89,400) decrease in compensation and benefits allocated to research and development.

Stock-based Compensation Expense

Stock-based compensation expense decreased by ($1,841,408) to $4,927,152 for the nine months ended September 30, 2017 from $6,768,560 for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution, partially offset by an increase due to the issuance of Series A Preferred Stock with an estimated fair value of $17,219 to George J. Coates for anti-dilution in 2017.

Compensation and Benefits

Compensation and benefits increased by $80,479 to $382,098 for the nine months ended September 30, 2017 from $301,619 for the nine months ended September 30, 2016. This increase was primarily due to an $89,400 decrease in the amount of compensation allocated from compensation and benefits expense to research and development costs in the 2017 period.

General and Administrative Expenses

General and administrative expenses decreased by ($88,310) to $245,087 for the nine months ended September 30, 2017 from $333,397 for the nine months ended September 30, 2016. This net decrease in 2017 resulted from decreases in legal and professional fees of ($72,817), investor relations costs of ($23,768), patent maintenance costs of ($23,017) and parts expense of ($3,079), partially offset by increases in miscellaneous expenses of $15,156, financing costs of $13,671, building expenses of $2,524, utilities of $2,493 and all other expenses, net of $527.

Depreciation and Amortization

Depreciation and amortization expense increased to $36,746 for the nine months ended September 30, 2017 from $36,122 for the nine months ended September 30, 2016.

Loss from Operations

A loss from operations of ($5,773,281) was incurred for the nine months ended September 30, 2017 compared with a loss from operations of ($7,615,071) for the nine months ended September 30, 2016. The decrease in the amount of the loss from operations was primarily attributable to the decrease in non-cash, stock-based compensation expense of ($1,841,408).

Other Income (Expense)

(Increase) Decrease in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the nine months ended September 30, 2017 and 2016, other (expense) income was recorded to reflect the (increase) decrease in the fair value of embedded liabilities of ($281,957) and $474,731, respectively.

Loss on conversion of convertible notes

For the nine months ended September 30, 2017 and 2016, the Company realized a non-cash loss on conversion of convertible notes of ($245,372) and ($124,962), respectively.

Interest Expense

Interest expense increased to ($969,447) for the nine months ended September 30, 2017 from ($586,063) in 2016. Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $678,790, interest on amounts due to related parties of $198,017, mortgage loan interest of $75,016 and net other interest of $17,624.

Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $259,832, interest on promissory notes and deferred compensation to related parties of $237,198, mortgage loan interest of $78,173, interest expense related to the sale/leaseback of equipment of $1,618 and net other interest of $9,242.

Deferred Taxes

For the nine months ended September 30, 2017 and 2016, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the nine months ended September 30, 2017, we incurred a net loss of ($7,270,057) or ($0.00) basic net loss per share, as compared with net loss of ($7,851,365) or ($0.00) basic net loss per share the for nine months ended September 30, 2016. The increase in the amount of the net loss was primarily attributable to a decrease in non-cash, stock-based compensation expense of $1,841,408, partly offset by an increase in the estimated fair value of embedded derivative liabilities of ($756,888), and an increase in interest expense of ($383,384).

Liquidity and Capital Resources

Our cash position at September 30, 2017 was $5,479, a decrease of ($3,684) from the cash position of $9,163 at December 31, 2016. We had negative working capital of ($6,146,522) at September 30, 2017 which represents a decrease in our working capital of ($735,411) compared to the ($5,411,111) of negative working capital at December 31, 2016. Our current liabilities of $6,344,523 at September 30, 2017, increased by $685,739 from $5,658,784 at December 31, 2016. This net increase resulted from (i) a $349,395 increase in deferred compensation payable, (ii) a $281,957 net increase in the derivative liability related to convertible promissory notes and (iii) an $81,470 increase in the carrying amount of convertible promissory notes, net of unamortized discount, offset by (iv) a ($13,557) decrease in accounts payable and accrued liabilities and (v) repayment of ($13,526) of promissory notes to related parties.

Operating activities utilized cash of ($663,268) for the nine months ended September 30, 2017, an increase of ($214,147) from the cash utilized for operating activities of ($449,121) for the nine months ended September 30, 2016. Cash utilized by operating activities in the nine months ended September 30, 2017 resulted primarily from (i) a cash basis net loss of ($663,268), after adding back (deducting) non-cash stock-based compensation expense of $4,927,152, interest accrued, but not paid of $833,486, an increase in embedded derivative liabilities related to convertible notes of $281,957, a non-cash loss on conversion of convertible notes of $245,372, depreciation and amortization of $36,746 and non-cash licensing revenues of ($14,400) and (ii) changes in current assets and liabilities, including a decrease in other assets of $3,044, a decrease of ($55,963) in accounts payable and accrued liabilities and an increase in deferred compensation payable of $349,395.

No cash was used in investing activities for the nine months ended September 30, 2017, compared to $(11,493) used for the nine months ended September 30, 2016.

Cash provided by financing activities for the nine months ended September 30, 2017, amounted to $659,584, an increase of $216,766 from the cash provided by financing activities of $442,818 for the nine months ended September 30, 2016. This was comprised of proceeds from issuances of convertible promissory notes aggregating $723,300, issuances of promissory notes to related parties of $60,340, receipt of proceeds in 2017 from common stock issued in 2016 under an equity purchase agreement of $42,944 and proceeds from issuances of $30,000 of promissory notes, partially offset by repayments of principal and interest on promissory notes held by related parties of ($122,000), principal repayments of ($45,000) on a mortgage loan payable and repayment of promissory notes of ($30,000).

Going Concern

We have incurred net recurring losses since inception, amounting to ($72,597,147) as of September 30, 2017 and had a stockholders’ deficiency of ($5,909,640). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

During 2017, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses for distribution of our CSRV® products, raising working capital to enable us to commence limited production of our CSRV® system technology products, research and development and general and administrative costs in support of such activities.

Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Potential sources of working capital and new funding being pursued by us include (i) issuances of promissory notes to related parties and convertible promissory notes, (ii) licensing fees for hydrogen powered CSRV® industrial generators, (iii) new equity investments, (iv) new borrowing arrangements and (v) proceeds from sales of CSRV® Gen Sets. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

During the period from October 1, 2017 to November 11, 2017, the Company raised a total $40,000 of new working capital from issuance of a convertible promissory note and issuance of promissory notes in the aggregate principal amount of $8,000 to Bernadette Coates.

At September 30, 2017, current liabilities amounted to $6,344,523, comprised of deferred compensation of $1,621,712, promissory notes due to related parties aggregating $1,441,173, legal and professional fees of $1,412,306, accrued interest expense of $548,507, a derivative liability related to convertible promissory notes of $435,429, accrued general and administrative expenses of $371,946, deposits of $150,595, accrued research and development expenses of $114,859, convertible promissory notes, net of unamortized discount of $127,271, the current portion of license deposits of $60,725 and the current portion of a mortgage loan amounting to $60,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2017:

	Total	2017	2018

Deferred compensation	$1,621,712	$1,621,712	$-
Promissory notes to related parties	1,441,173	1,441,173	-
Mortgage loan payable	1,303,158	60,000	1,243,158
Convertible promissory notes	209,000	-	209,000
Total	$4,575,043	$3,122,885	$1,452,158

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements for the period ended June 30, 2017, which are contained in this filing and notes to financial statements for the year ended December 31, 2016 which are contained in our 2016 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

We prepare our financial statements in conformity with GAAP. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the board of directors; however, actual results could differ from those estimates.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

New Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date. Accordingly, we may adopt the standard in either its first quarter of 2018 or 2019.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. We will adopt ASU 2016-10 with ASU 2014-09. We are currently evaluating the impact of adopting the new revenue recognition standard, as amended, but do not expect it to have a material impact on our financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We are currently evaluating the impact of adopting the new stock compensation standard, but do not expect it to have a material impact on our financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in our first quarter of 2019. We do not believe adoption of the new financial instruments standard will have a material impact on our financial statements.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K filed April 14, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the nine months ended September 30, 2017 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, convertible promissory notes with an aggregate principal balance of $604,000, including accrued interest thereon were converted into 2,962,152,695 unregistered shares of common stock.

We issued 8,688,525 shares of common stock in payment of interest on a $25,000 promissory note.

For the nine months ended September 30, 2017, we issued 670,222 shares of Series A Preferred Stock to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%.

For the nine months ended September 30, 2017, 18,406,085, 1,454,148 and 113,891 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $4,511,000, $370,000 and $29,000, respectively.

During the nine months ended September 30, 2017, Barry C. Kaye converted 1,372 shares of Series B into 1,372,000 unregistered restricted shares of the Company’s common stock.

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

COATES INTERNATIONAL, LTD.

Date: November 13, 2017	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)

