Form 10-K
period 2017-12-31
COATES INTERNATIONAL LTD \DE\
filed 2018-04-17
CIK 948426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,812,254.

As of April 17, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share was 51,138,928.

Documents Incorporated by Reference: None.

COATES INTERNATIONAL, LTD.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2017

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof, or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

ii

PART I

Item 1. Business

General

Coates International, Ltd. (“we” or the “Company”) has been developing over a period of more than 20 years the patented Coates Spherical Rotary Valve® (“CSRV®”) system technology which is adaptable for use in piston-driven internal combustion engines of many types. Independent testing of various engines in which we incorporated our CSRV® system technology (“CSRV® Engines”) confirmed meaningful fuel savings when compared with internal combustion engines based on the conventional “poppet valve” assembly prevalent in most internal combustion engines throughout the world. In addition, our CSRV® Engines produced only ultra-low levels of harmful emissions while in operation. Engines operating on the CSRV® system technology can be powered by a wide selection of fuels. We believe that these three major advantages of the CSRV® system technology constitute the first revolutionary technological advancement of the internal combustion engine suitable for large scale production since its introduction more than one hundred years ago.

The CSRV® system is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven stationary, automotive, motorcycle, and marine engines. Unlike conventional valves which protrude into the engine combustion chamber, the Coates® rotary valve system utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The Coates rotary valve system uses approximately 1/10th of the moving parts of conventional poppet valve assemblies. As a result of these design improvements, management believes that the engines incorporating the Coates rotary valve system (Coates Engines®) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, Coates rotary valves can be designed with a larger opening into the engine cylinder than conventional valves so that more fuel and air can be inducted into and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine® to produce more power than equivalent conventional engines. The CSRV® engine is a highly thermal-efficient power unit.

We have been granted an exclusive license to this technology from our founder, George J. Coates and his son, Gregory G. Coates (the “Coates License Agreement”), in the Territory defined to include North America, Central America and South America (the “Americas”).

Since inception, the bulk of our development costs and related operational costs have been funded through cash generated from the sales of our common stock, issuances of promissory notes and convertible promissory notes, capital contributions, licensing fees for our CSRV® system technology, revenue from the performance of contractual research and development activities involving the CSRV® system technology, sales of a small number of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets”) and a gain on the sale of the land and building that serves as our principal operating facility. During the years ended December 31, 2017 and 2016, we did not have any sales and we had revenues from research and development of $19,200 and $29,200, respectively. For the years ended December 31, 2017 and 2016, we incurred net losses of ($8,386,000) and ($8,356,000), respectively. The accumulated net losses from inception of the Company through December 31, 2017, amounted to approximately ($73,713,000). We may continue to be unprofitable until the CSRV® Engine is successfully introduced into the marketplace, or we receive substantial licensing revenues. These accumulated losses were substantially related to research and development of our intellectual property, patent filing and maintenance costs, costs incurred related to efforts to raise additional working capital and general and administrative expenses in connection with our operations. During the year ended December 31, 2017, we raised $955,000 of new working capital from issuances of convertible promissory notes, issuances of promissory notes to related parties, sales of registered shares of common stock under equity purchase agreements and private sales of common stock and common stock warrants.

The Company is a Delaware Corporation which was organized in October 1991 as successor-in-interest to a Delaware corporation of the same name incorporated in August 1988.  Our operations are located in Wall Township, New Jersey (approximately 60 miles outside of New York City). We maintain a website at the following address: www.coatesengine.com. Through a link on our website to the U.S. Securities and Exchange Commission (“SEC”) website, www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”) as soon as reasonably practicable after electronic filing with the SEC. Our Code of Business Conduct and Ethics for our directors, officers and employees can be viewed on our website at www.coatesengine.com. We will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or linked thereto are not incorporated by reference into this report.

Background

Coates Spherical Rotary Valve® System Technology

The internal combustion engine has been in use for more than 100 years and is the most widely used engine in the world. Industry sources indicate that there are more than 120 million new combustion engines built in the world every year and that 40 million engines are rebuilt annually. In the late 1960’s and 1970’s, most vehicle combustion engines in the United States were running at a compression ratio of 12 to 1 which resulted in an engine thermal efficiency of approximately 35 percent. The rest of the engine’s power is lost in friction, pumping and heat loss. It was learned that lead additives in fuel created unacceptable health risks, therefore the lead was removed. The use of unleaded gasoline created a number of technical problems, principally related to overheating of the engine compression chamber, causing pre-ignition and resulting in damage to the engine. The problem was largely solved by lowering engine compression ratios, thereby lowering thermal efficiency from approximately 35% to approximately 22%. This loss of efficiency reduces gas mileage and engine performance. Efficiency can be improved by increasing “volumetric efficiency” at maximum RPM’s, but conventional poppet valves tend to “float” or bounce at higher RPM’s and are consequently unable to deliver adequate air to the cylinder. In an attempt to solve this problem, engine manufacturers increased the number of poppet valves per cylinder, but this approach created other problems that caused unburned fuel to escape through the exhaust valve stems leading to a loss of power, lower gas mileage, and increased pollutants. However, variable valve timing can partially solve these additional problems, but that solution involves additional moving parts that eventually degrade and wear out. Also, variable valve timing on quick deceleration can cause piston and valve contact with resultant serious damage to the engine. Furthermore, conventional valves with solid “valve lifters” as opposed to hydraulic valve lifters must have clearances readjusted periodically. Poppet valves are the most troublesome part of the internal combustion engine. The basic inefficiencies of the conventional poppet valve design result in engine inefficiency and decreases in engine life, thermal efficiency, fuel efficiency, engine power output and increased pollution.

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

We have successfully adapted our technology to industrial engines to power electric generators and intend to begin to manufacture and market engines, once we raise sufficient working capital, utilizing our proprietary designs operating on a multitude of fuels such as LNG, CNG, propane, flare-off gas and hydrogen.

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

We previously agreed to collaborate on the development of this technology with WTF Asia International Ltd. (“WTF Asia”), a Hong Kong-based entity to enable it to be applied to large industrial Gen Sets. We have determined that it is no longer feasible to work with WTF Asia due to the owner’s health and concerns with the status of WTF Asia’s technology. The Company intends to independently pursue further development of this technology.

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

According to the most recent available data in a table published by the Federal Highway Administration of the U.S. Department of Transportation titled “Highway Statistics 2016,” there were total U.S. vehicle registrations for the fifty states as follows:

Automobiles	Buses	Trucks	Motorcycles	Total
112,961,266	976,161	146,182,276	8.679.380	268,799,083

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

Operational Plan

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based Natural Gas Gen Sets and are prepared to commence the production phase of our operations, provided we raise sufficient new working capital.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include sales of our equity and/or debt securities through private placement, pursuing and entering into additional sublicensing agreements with OEM’s and/or distributors and positive working capital generated from sales of our CSRV® products once we raise sufficient new working capital and commence production. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets and have not been able to raise sufficient new working capital to enable us to commence production of our CSRV® products. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.

Sublicensing

In February 2015, we granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. We received an initial non-refundable deposit of $500,000 to date. In addition, after Renown receives an aggregate of $10,000,000, it is required to pay us 25% of all funds it receives from any and all sources until it fully pays the contractual licensing fee. Renown has not made any payments towards this license during the years ended December 31, 2017 and 2016. Until Coates Power can begin production of CSRV® products for Renown, we will not receive any further monies from our sublicense with Renown.

Coates Power has agreed to initially source its production parts and components from us. In February 2015, we received cash with an order from Coates Power for approximately $131,000 of production parts and components, at cost, in connection with its plans to manufacture two initial Gen Sets. In June 2015, by mutual consent of the parties, it was agreed that we would assemble two completed Gen Sets for shipment to Coates Power in China in lieu of shipping the parts and components. This amount is included in Deposits in the accompanying balance sheet at December 31, 2017.

Material Agreements

License Agreement – George J. Coates and Gregory G. Coates

We hold a license from George J. Coates and Gregory G. Coates which provides us with the right to use, manufacture, distribute, lease and sublicense the patented CSRV® system technology (the “Coates License Agreement”) in the territory defined as the Western Hemisphere. Under the Coates License Agreement, we were granted an exclusive, perpetual, royalty-free, fully paid-up license to the intellectual property that specifically relates to an internal combustion engine that incorporates the CSRV® Engine and that is currently owned or controlled by them (the “CSRV® Intellectual Property”), plus any CSRV® Intellectual Property that is developed by them during their employment with us. In the event of insolvency or bankruptcy of the Company, the licensed rights would terminate and revert back to George J. Coates and Gregory G. Coates.

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

We have also granted sublicenses to Renown Power Development, Ltd. and Almont Energy, Inc. as discussed in more detail under the section titled “Plan of Operations.” The sublicense with Almont is currently in an inactive status.

Environmental Regulatory Compliance

All of our engines, including the Coates Engine®, are subject to extensive environmental laws, rules and regulations that impose standards for emissions and noise. Initially, compliance with the emissions standards promulgated by the U.S. Environmental Protection Agency (“EPA”), as well as those imposed by the State of New Jersey and other jurisdictions where we expect our engines will be used, will have to be achieved in order to successfully market the Coates Engine®. When selling individual engines, we are not subject to the governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, which regulates environmental standards for natural gas-powered industrial engines. In this case, the purchaser or sublicensee becomes responsible for complying with applicable governmental standards in its territory. We believe that our natural gas-powered engine/generators comply with governmental standards as set forth in 40CFR (Code of Federal Regulations) 1048, that regulates environmental standards for natural gas-powered industrial engines. Our ability to comply with applicable and future emissions standards is necessary for us to enter and continue to operate in the power generation and other markets. Failure to comply with these standards could result in a material adverse effect on our business and financial condition.

Employees

We currently have four (4) employees, including George J. Coates and his son Gregory G. Coates, who perform management, assembly and research and development functions. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.

Available information

Our website address is www.coatesengine.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials we file with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

As shown in the accompanying financial statements, we have incurred recurring losses from operations of ($73,713,210); and, as of December 31, 2017 had a stockholders’ deficiency of ($6,009,408) and negative working capital of ($7,467,000). In addition, our mortgage loan which had a principal balance of $1,273,158 at December 31, 2017, matures in July 2018. We will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect our financial position and results of operations. Further, the recent trading price range of our common stock has introduced additional risk and difficulty to our challenge to secure needed additional working capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of filing of this annual report on Form 10-K. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 13, 2018 with respect to our financial statements as of and for the year ended December 31, 2017 that these circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we become unable to continue as a going concern.

The substantial doubt about our ability to continue as a going concern has been reported, as required by generally accepted accounting principles, since 1995. In spite of this continuing doubt, we have developed a long history of meeting our obligations as they come due, year after year. During the year ended December 31, 2017, we met our obligations as they became due by raising additional working capital of $955,004 from issuances of convertible promissory notes, issuances of promissory notes to related parties and sales of registered shares of common stock under an equity purchase agreement.

Although there can be no assurance that we will be able to overcome this doubt in the future, our management believes that we can continue to meet our obligations as they come due in consideration of the following:

●	We expect to continue to raise working capital from a number of sources to meet our ongoing obligations as they become due. These sources may include deposits on new sublicense agreements, sales of common stock and warrants, proceeds from issuances of convertible notes, and proceeds from promissory notes issued to related parties and potential sales of Gen Sets.
●	Management has instituted a cost control program intended to restrict variable costs requiring an outlay of cash to only those expenses that are necessary to carry out our activities related to research and development activities, entering the production phase of operations, developing additional commercially feasible applications of the CSRV® system technology, seeking additional sources of working capital and covering general and administrative costs in support of such activities.

We have significant immediate capital needs and our ability to raise funds on terms acceptable to us is highly uncertain.

We will need additional working capital from equity and/or financing transactions in the near future for a number of uses, including:

●	Purchasing raw materials inventory and hiring plant workers to commence our production phase.
●	Expanding manufacturing capacity.
●	Developing an expanded management team to oversee the expanded scope of our operating activities upon commencement of production.
●	Developing our engineering, administrative, marketing and sales organizations.
●	Expanding our research and development programs with respect to the CSRV® system technology and applying the CSRV® system technology to engines used in various commercially viable applications.
●	Implementation of new systems, processes and procedures to support growth.
●	Ongoing general and administrative expenses.

Additional sources of working capital may not be available on terms acceptable to us or may not be available at all.

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

To date, we have had only minimal sales of CSRV® engine generators. We have not been able to move into the CSRV® engine generator production phase of our business because we have not been successful in raising sufficient new working capital.

We expect to continue to incur losses until we commence production and distribution of products incorporating our CSRV® system technology. We may not be profitable or operating cash flow positive in 2018 unless we can either begin to generate positive cash flows from sales of CSRV® Engine products or receive cash proceeds from new licensing agreements for our CSRV® system technology. In addition, we may not be profitable or operating cash flow positive for several additional years after 2018.

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

Our future success will depend in substantial part on the continued services of George J. Coates and, to a lesser extent, Gregory G. Coates. The loss of the services of George J. Coates and/or Gregory G. Coates could impede implementation of our business plan and reduce our opportunity for profitability. We expect that our future market capitalization will be highly dependent on the productivity of George J. Coates. If the employment of George J. Coates was to cease for any reason, our business would be materially adversely affected and we may have to discontinue operations. We do not have employment agreements in place with George J. Coates and Gregory G. Coates. Although George J. Coates is our majority shareholder and Gregory G. Coates is a major shareholder of the Company, a risk exists that they could voluntarily terminate their employment with us at any time and for any reason. In such case, either or both of them could establish one or more new businesses that might compete with ours. We do not maintain key person insurance on either George J. Coates or Gregory G. Coates.

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

Our Dependence on Third Party Suppliers for Key Components of Our Products Could Delay Shipment of Our Products and Reduce Our Sales.

We depend on certain domestic suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies, and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of short engine blocks, custom pistons, custom spherical rotary valves, valve seals, carriers, springs, value added services and other miscellaneous components and parts for our products. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources to defend such claims and/or lawsuits and could harm our business.

We cannot be certain that our licensed rights to the patented engine designs and technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. We may become subject to legal proceedings and claims from time-to-time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against any third-party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

In addition, there is currently no understanding in place regarding the ownership of new intellectual property not directly related to the CSRV® system technology developed by either George J. Coates or Gregory G. Coates while employed by us. As a result, there is a risk that we may not derive any benefit from such newly developed intellectual property.

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

Since we are subject to the information and reporting requirements pursuant to Section 15(d) of the Exchange Act, as well as other disclosure requirements such as the proxy rules, going private rules and many tender offer provisions, our stockholders will not have access to the short-swing reporting and profit receiving protections or information that is provided by beneficial ownership reporting requirements of the U.S. securities laws. Additional SEC regulations already in place have also substantially increased the accounting, legal, and other costs related to becoming and remaining a publicly reporting company. In the current regulatory environment, a trend has been established to continue to introduce additional regulations affecting financial markets and publicly reporting companies. There can be no assurance that new regulations introduced in the future, will not significantly increase the cost of compliance for publicly traded companies. If we do not meet the public company reporting requirements designed to make current information about our company available to market makers, they will not be able to trade our stock. In addition, if we do not comply with the public company reporting requirements, we will be in default of our convertible promissory notes, which provide for substantial penalties in such event and would likely have a material adverse effect on our financial condition and results of operations. The public company costs of preparing and filing annual and quarterly reports, making interactive reporting of our financial statement in XBRL format available to stockholders, providing other information to the SEC and furnishing audited reports to stockholders, cause our expenses to be higher than they would be if we were privately-held and not subject to public company reporting regulatory requirements. In addition, we may incur substantial expenses in connection with the preparation of registration statements required to be filed in connection with the registration of securities under the Securities Act of 1933. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our common stock, and the ability of stockholders to resell their stock.

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

We do not currently maintain product liability insurance for our CSRV® products. We intend to make a proper assessment of the product liability risk related to our products and we may apply for product liability insurance, to the extent believed necessary in the future and at such time that our working capital is sufficient for this purpose. Any lawsuit seeking significant monetary damages may have a material adverse effect on our business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. In addition, a product liability claim could generate substantial negative publicity about our CSRV® products and business and inhibit or prevent commercialization of other future CSRV® products, which would have a material adverse effect on our brand, business, prospects, financial condition and operating results.

While our products are tested for quality, our products nevertheless may fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty. Liability claims could require us to spend significant time and money in litigation and pay significant damages. As a result, any of these claims, whether or not valid or successfully prosecuted, could have a substantial, adverse effect on our business and financial results. In addition, although we plan on putting product liability insurance in place, the amount of damages awarded against us in such a lawsuit may exceed the policy limits of such insurance. Further, in some cases, product redesigns and/or rework may be required to correct a defect, and such occurrences could adversely impact future business with affected customers. Our business, financial condition, results of operations and liquidity could be materially and adversely affected by any unexpected significant warranty costs.

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

George J. Coates and his family own a majority of our common stock, allowing them to unilaterally determine the outcome of all matters submitted to our stockholders for approval, which influence may or may not conflict with our interests and the interests of our other stockholders.

George J. Coates, together with members of his family and related trusts, are beneficially entitled to approximately 88% of votes on matters submitted to a vote of the outstanding common stockholders at April 13, 2018, and will therefore be able to unilaterally determine the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. There can be no assurance that the votes of George J. Coates and his family on matters submitted to a vote by our shareholders in the future will not conflict with our interests and the interest of our other shareholders.

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; dilution of stockholders’ interests through additional issuances of new shares of common stock; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

The market may also experience significant volatility which can affect the market prices of securities issued by many companies; often for reasons unrelated to their operating performance and may adversely affect the price of our common stock. The market for our common stock is limited. We cannot assure that an active trading market can be maintained. In such case, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may, from time to time, approve the issuance of shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board may deem relevant at that time. As of April 13, 2018, we had approximately $415,000 face amount of convertible debt outstanding. This debt, if not prepaid within 180 days after the date of the convertible note, is convertible into shares of our common stock at a 30% to 38% discount from the contractually defined trading price of our stock over a defined stock price measurement period which precedes the date of conversion. It is possible that we will issue additional securities to pay for services and reduce debt in the future.

Anti-dilution protection for George J. Coates, Gregory G. Coates and Barry C. Kaye, stock awards to our officers and directors and exercise of stock options will cause additional shares of our common stock to be issued which will dilute the ownership interest and share of dividends of existing shareholders.

We have granted stock options to officers, directors, consultants and advisers, which may be exercised and converted into shares of our common stock. In addition, we grant stock awards and provide for anti-dilution protection to key officers and directors which may be in the form of shares of common stock or instruments convertible into shares of common stock, including Series B Convertible Preferred Stock. At April 13, 2018, 281,378 shares of Series B Convertible Preferred Stock issued to key officers, which are also directors, each of which is convertible into 1,000 shares of common stock on the 2nd anniversary date after issuance, were issued and outstanding. The occurrence of these events will dilute the ownership interest and share of any dividends declared by the Company and could depress the market price of our common stock.

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

Our common stock is traded on the OTC Pink Sheets under the ticker symbol COTE. The closing price of the common stock on April 13, 2018, was $0.0095 per share. The high and low closing bid prices for trading of our stock for each of the quarters during 2017 and 2016, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017:
High	$0.140	$0.090	$0.120	$0.095
Low	$0.060	$0.060	$0.040	$0.011
2016:
High	$0.880	$0.440	$0.380	$0.016
Low	$0.240	$0.080	$0.060	$0.100

Upon the close of trading in our common stock on December 1, 2017, we effectuated a 1:200 reverse stock split, pursuant to which one new post-split share of common stock was issued in exchange for 200 old pre-split shares of common stock. The par value of the common stock of $0.0001 per share did not change. The reverse stock split was approved by the board of directors, and by means of obtaining written consent from George J. Coates, sole majority stockholder, was approved by the shareholders.

(b)	Holders

At April 13, 2018, the number of stockholders of record of our common stock was 730. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

(d)	Securities Authorized for Issuance under Equity Compensation Plan

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan (the “2006 Stock Plan”) was adopted by our board of directors, and by consent of George J. Coates, majority stockholder, was adopted by our shareholders. The 2006 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. Under the 2006 Stock Plan, we may grant options that are intended to qualify as incentive stock options (“incentive stock options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. Incentive stock options may be granted only to our employees. A total of 12,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2006 Stock Plan. The maximum number of shares with respect to which awards may be granted in any calendar year to any employee under the 2006 Stock Plan shall not exceed 25% of the total number of shares authorized. All shares of common stock under this plan have been granted in the form of stock options.

2014 Stock Option and Incentive Plan

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014 and by our shareholders on February 27, 2015, by consent of George J. Coates in his capacity as the majority stockholder. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 50,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 50,000,000 shares of common stock authorized by the 2014 Stock Plan. At December 31, 2017, none of the shares of common stock authorized under the 2014 Stock Plan had been granted.

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

The following table sets forth information with respect to our securities authorized for issuance as of April 13, 2018, under our 2006 and 2014 Stock Option and Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, rights and warrants	Weighted average exercise price of outstanding options, rights and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:	62,500	$36.34	250,000
Equity Compensation plans without approval by security holders	None	N/A	N/A
Total	62,500	$36.34	250,000

No stock options or other stock-based awards have been granted under the 2014 Stock Plan.

Transfer Agent and Registrar

American Stock Transfer & Trust Company is currently the transfer agent and registrar for our common stock. Its address is 6201 15th Avenue, Brooklyn, NY 11219. Its phone number is (800) 937-5449.

Recent Sales of Unregistered Securities

The following issuances of securities during the year ended December 31, 2017 were exempt from registration pursuant to Section 4(2), and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

●	In a series of transactions, an aggregate of $769,000 principal amount of convertible promissory notes, including accrued interest was converted by the holders into 21,879,384 unregistered shares of our common stock.
●	In May 2017, the Company issued 44,443 shares of stock to a lender as payment for interest due on a $25,000 short term loan which was repaid in full. The amount of such interest was $4,000.
●	In February 2017, Barry C. Kaye converted 6.86 shares of Series B Convertible Preferred Stock into 6,860 restricted shares of common stock.

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

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

Background

We have completed development of the Coates spherical rotary valve engine (“CSRV®”) system technology. This technology has been successfully applied to natural gas fueled industrial electric power CSRV® generator engines (“Gen Sets”), automobile engines, residential generators and high-performance racing car engines. We have also designed and retrofitted the CSRV® system technology into a diesel engine which is suitable for and can be applied to heavy trucks. Provided we can raise sufficient new working capital, we intend to devote a substantial amount of resources during the remainder of 2018 to develop Hydrogen Gen Sets, capable of producing up to 1MW of electrical power output.

We have completed production of an initial next generation 855 cubic inch industrial Gen Set. If we are able to raise sufficient new working capital, we intend to begin ramping up production for sales and distribution to end users. We have not sold any of these Gen Sets to date.

In February 2015, we granted a non-exclusive distribution sublicense to a China-based sales and distribution company that covers distribution in the territory of the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based company formed for the purpose of manufacturing CSRV® products (“Coates Power”). Coates Power has not been able to commence operations due to ongoing delays in obtaining necessary support and approval from the Chinese government in spite of continuing efforts by Renown to do so on its behalf. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. We have only received, in prior years, an initial non-refundable deposit of $500,000 towards this license. Until Coates Power can begin production of CSRV® products for Renown, we will not receive any further monies from our sublicense with Renown.

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

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. Hydroxy-Gas has a different molecular structure than hydrogen gas. It consists of two hydrogen atoms. The Hydroxy-Gas produced by the hydrogen reactor can then be harvested for use as a type of gas. Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines. We are exploring opportunities with certain third parties to further develop this technology with the objective of bringing it to market. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology.

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

As discussed above, we plan to primarily devote our resources for the remainder of 2018 to further development of CSRV® Hydrogen Gen Sets.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) licensing fees from new sublicensing agreements, (ii) positive working capital generated from sales of our CSRV® products and (iii) issuance of promissory notes to related parties and issuance of convertible notes. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.

Sublicensing

We plan to sublicense the CSRV® system technology to multiple OEM’s in order to take advantage of third party manufacturers’ existing production capacity and resources by entering into OEM agreements.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

Our principal business activities and efforts during 2017 and 2016 were devoted to (i) undertaking efforts to raise additional working capital in order to fund ongoing operations, (ii) seeking out new opportunities for licensing the CSRV® system technology and products, (iii) retrofitting a Cummins next generation industrial natural gas engine with our CSRV® engine technology and (iv) research and development of the hydrogen reactor technology.

Although we incurred substantial net losses for the years ended December 31, 2017 and 2016 of ($8,386,120) and ($8,356,092), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($765,361) and ($494,125) in 2017 and 2016, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash used in operating activities in 2017 and 2016 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales in 2017 and 2016.

Sublicensing fee revenue for the years ended December 31, 2017 and 2016 amounted to $19,200 and $29,200, respectively. Sublicensing fees are being recognized by amortizing a license deposit of $300,000 over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities in 2017 and 2016 were primarily related to retrofitting a Cummins next generation industrial natural gas engine with our CSRV® engine technology, the hydrogen reactor project and continuing development of production parts and components for CSRV® Industrial Gen Sets. Research and development expenses increased by $39,366 or 16.1% to $284,243 in 2017 from $244,877 in 2016. This net increase is primarily due to (i) a $128,994 increase in parts and materials charged to research and development in 2017, partially offset by an ($89,400) decrease in the amount of compensation and benefits allocated to research and development activities.

Stock-based Compensation Expense

Stock-based compensation expense decreased by ($1,198,888) to $5,676,626 in 2017 from $6,875,514 in 2016. For the year ended December 31, 2017, on a pro forma basis after adjusting for the 1:200 reverse stock split, 3,351 shares of Series A Preferred Stock with an estimated fair value of $17,000, were issue to George J. Coates, representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%. For the years ended December 31, 2017 and 2016, on a pro forma basis after adjusting for the 1:200 reverse stock split, a total of 147,215 and 64,389 shares, respectively, of Series B Convertible Preferred Stock with an estimated fair value of $5,653,896 and $6,808,480, respectively, were issued for anti-dilution to George J. Coates, Gregory G. Coates and Barry C. Kaye. In spite of the increase in the number of shares issued for anti-dilution, stock-based compensation expense decreased due to the lower trading price range of the Company’s common stock price during 2017, as compared to 2016.

Compensation and Benefits

Compensation and benefits decreased by ($1,902) to $448,320 in 2017 from $450,222 in 2016. This primarily decreased due to a ($79,485) decrease related to the retirement of an employee whose position was not replaced and an employee that was on unpaid leave during 2017, an $89,400 reduction in compensation and benefits allocated to research and development expenses and other decreases amounting to ($11,835).

General and Administrative Expenses

General and administrative expenses decreased by ($80,155) to $323,098 in 2017 from $403,253 in 2016. The net decrease in 2017 was primarily related to decreases in legal and professional fees of ($72,776), investor relations costs of ($17,911), patent maintenance costs of ($6,992), parts expenses of ($3,315), repairs and maintenance of ($1,720) and miscellaneous income and expenses of ($1,573), partially offset by increases in financing costs of $16,671, building expenses of $2,521, purchase discounts of $1,524, utilities of $1,460, property taxes of $1,360 and a net increase in all other expenses of $596.

In order to preserve our working capital, George J. Coates, Gregory G. Coates and Barry C. Kaye have voluntarily agreed to defer payment of their compensation. As of April 13, 2018, the amount of their unpaid, deferred compensation amounted to $1,293,000, $64,000, and $257,000, respectively. This deferred compensation is intended to be paid when we are successful in our efforts to raise sufficient new working capital.

Depreciation and Amortization

Depreciation and amortization expense increased to $48,995 in 2017 from $48,370 in 2016.

Loss from Operations

A loss from operations of ($6,762,082) was incurred in 2017 compared with a loss from operations of ($7,993,036) in 2016. This decrease in loss was primarily due to the lower amount stock-based compensation expense incurred in 2017.

Other Expense

Increase in Estimated Fair Value of Embedded Liabilities

The estimated fair value of embedded liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the years ended December 31, 2017 and 2016, other income (expense) was recorded to reflect the (increase) decrease in the fair value of embedded liabilities of ($205,524) and $479,455, respectively.

Loss on conversion of convertible notes

For the years ended December 31, 2017 and 2016, the Company realized losses on conversion of convertible notes of ($264,474) and ($143,418), respectively.

Interest Expense

Interest expense increased to $1,154,040 in 2017 from $699,093 in 2016. Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $763,509, interest on promissory notes to related parties of $271,105, mortgage loan interest of $99,356, and net other interest of $20,070. Interest expense in 2016 consisted of non-cash interest related to convertible promissory notes of $296,130, interest on promissory notes to related parties of $292,702, mortgage loan interest of $95,234, and net other interest of $15,027.

Deferred Taxes

In 2017 and 2016, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the year ended December 31, 2017, we incurred a net loss of ($8,386,120) or ($0.81) per share, as compared with net loss of ($8,356,092) or ($0.35) per share for 2016. The loss per share amounts were determined on a pro forma basis, which assumed that the reverse stock split had occurred on January 1, 2016. Included in the net losses for the years ended December 31, 2017 and 2016 was $7,176,953 and $7,229,801, respectively, of non-cash expenses, net of non-cash revenues.

Liquidity and Capital Resources

Our cash position at December 31, 2017 was $6,807, a decrease of $2,356 from our cash position of $9,163 at December 31, 2016. We had a working capital deficit of ($7,466,999) at December 31, 2017, which represents an increase of $2,055,888 compared to the ($5,411,111) of negative working capital at December 31, 2016. Our current liabilities of $7,578,024 at December 31, 2017, increased by $1,919,240 from $5,658,784 at December 31, 2016. This net increase resulted from (i) reclassification of $1,213,158 of our mortgage loan from non-current liabilities to current liabilities because the mortgage loan matures in July 2018, (ii) a $349,005 increase in deferred compensation payable, (iii) a $205,524 increase in the derivative liability related to convertible promissory notes, (iv) an $82,828 increase in accounts payable and accrued liabilities, (v) a $51,015 increase in the carrying amount of convertible notes, net of unamortized discount and (vi) a $17,710 increase in promissory notes to related parties.

The major outlays of cash during the years ended December 31, 2017 and 2016 were for repayments of principal and interest on the mortgage loan, repayments of loans from related parties, patent maintenance expenses, employee compensation and benefits, legal and professional fees, property taxes, financing costs, investors relations expenses and other general and administrative expenses.

Net Cash Flows Used in Operating Activities

Operating activities utilized cash of ($765,361) for the year ended December 31, 2017, an increase of $231,236 from the cash utilized for operating activities of ($494,125) for the year ended December 31, 2016. Cash utilized by operating activities in the year ended December 31, 2017, resulted from (i) a cash basis net loss of ($1,209,167), (after adding back non-cash stock-based compensation expense of $5,676,626, non-cash interest expense of $1,000,534, a non-cash loss on conversion of convertible notes of $264,474, a non-cash decrease in embedded derivative liabilities related to convertible notes of $205,524 and depreciation and amortization of $48,995, partially offset by recognition of non-cash licensing revenues of ($19,200); and (ii) a decrease in inventory of $87,872, a decrease in other assets of $3,477, an increase of $3,452 in accounts payable and accrued liabilities and an increase in deferred compensation payable of $349,005.

Net Cash Used in Investing Activities

No cash was used for investing activities for the year ended December 31, 2017. For the year ended December 31, 2016, cash utilized for investing activities consisted of $11,493 for the acquisition of property, plant and equipment.

Net Cash Provided by Financing Activities

Cash generated from financing activities amounted to $763,005 in 2017. This was comprised of issuances of convertible promissory notes aggregating $810,050, issuances of promissory notes to related parties of $102,011 and cash received in 2017 of $42,944 from sales in 2016 of common stock under an equity purchase agreement with Southridge Partners II LP, partially offset by repayments of promissory notes held by related parties of ($132,000) and principal repayments of ($60,000) on the mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, resulting in an accumulated deficit amounting to ($73,713,210) as of December 31, 2017, and had a stockholders’ deficiency of ($6,009,408). We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

These factors raise substantial doubt about our ability to continue as a going concern. In addition, the current economic environment, which is characterized by tight credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 17, 2018 with respect to our financial statements as of and for the year ended December 31, 2017 that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2017, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses of our CSRV® products, raising working capital to enable us to commence production of our CSRV® system technology products, research and development and general administrative costs in support of such activities.

During the years ended December 31, 2017 and 2016, we raised $955,005 and $642,199, respectively, of new working capital from issuances of convertible promissory notes, issuances of promissory notes to related parties and cash received from sales of registered shares common stock under an equity purchase agreement in 2016. The proceeds were used for general working capital purposes.

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

At December 31, 2017, current liabilities were comprised of deferred compensation of $1,621,322, promissory notes due to related parties aggregating $1,472,409, legal and professional fees of $1,426,731, a mortgage loan amounting to $1,273,158, accrued interest payable of $582,052, accrued general and administrative expenses of $420,361, an embedded derivative liability related to convertible promissory notes of $358,996, deposits on orders of $150,595, accrued research and development expenses of $114,859, convertible promissory notes, net of unamortized discount of $96,816 and current portion of license deposits of $60,725.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2017, all of which are payable during the year ended December 31, 2018:

Deferred compensation	$1,621,322
Promissory notes to related parties	1,472,409
Mortgage loan payable	1,273,158
Convertible promissory notes	186,444
Total	$4,553,333

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2017 which are contained in this filing, the Company’s 2017 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Other significant estimates include determining the fair value of convertible promissory notes containing embedded derivatives and variable conversion rates, determining a value for Series A Preferred Stock and Series B Convertible Preferred Stock issued related to anti-dilution rights granted to George J. Coates, Gregory G. Coates and Barry C. Kaye, assigning useful lives to the Company’s property, plant and equipment, determining an appropriate amount to reserve for obsolete and slow moving inventory, estimating a valuation allowance for deferred tax assets, assigning expected lives to, and estimating the rate of forfeitures of, stock options granted and selecting a trading price volatility factor for the Company’s common stock in order to estimate the fair value of the Company’s stock options on the date of grant or other appropriate measurement date. Actual results could differ from those estimates.

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard but does not expect it to have a material impact on its financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-30 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2017, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

(c)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the current members of our board of directors and our executive officers as of April 17, 2018. Our directors hold office until their successors have been duly elected and qualified. Mr. Glenn Crocker was elected to the board on April 9, 2018 to fill a vacancy that arose from the resignation of Jack Perkowski on March 31, 2018. Executive officers are elected by the Board of Directors and serve at the discretion of the directors. The address for our directors is c/o Coates International, Ltd., Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719. The board of directors did not meet during the year ended December 31, 2017.

Name	Age	Position

George J. Coates	78	Director, Chairman of the Board, Chief Executive Officer and President

Gregory G. Coates	47	Director, Secretary and President, Technology Division

Barry C. Kaye	64	Director, Treasurer and Chief Financial Officer

Dr. Frank Adipietro	60	Director *, **

Richard Whitworth	69	Director *, **

Glenn Crocker	69	Director *, ***

*      Serves as an independent director.

**    Serves as a member of our compensation committee.

***  Serves as a member of our audit committee.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

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

Gregory G. Coates became a director of the Company in October 2006, and had served as the Chairman of our Board of Directors until March 2007. In October 2006, he became our President – Technology Division. For more than thirty years, Gregory G. Coates has worked with us as a design engineer, working in research and development, designing and building the CSRV® system technology and adapting this technology to various existing applications. He created some of our licensed inventions, some of which have been patented. Gregory G. Coates is an Associate Member of the Society of Automotive Engineers, Inc., and a Member of the American Society of Mechanical Engineers. He graduated from the College of Technology in Ireland. He invented and patented the Multi Sequential Fuel Management System®, a vital component of our CSRV® engines and also holds patents on other innovative technologies.

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

Dr. Frank J. Adipietro became a director of the Company in October 2006. Dr. Adipietro earned an M.D. degree from SUNY Downstate Medical School, Brooklyn, New York. He has also earned a Bachelor of Science degree from New York University, graduating with Phi Beta Kappa and Magna Cum Laude distinction. He has been practicing in the area of anesthesia and interventional pain management for more than thirty years. He serves as President of the Medical Staff at Eastern Long Island Hospital in Greenport, New York since 2009 and serves on numerous hospital committees as well. He has been Vice Chairman of the Board of Trustees since 1999. He was affiliated with Lenox Hill Hospital, New York, NY for more than twelve years in the field of Cardiothoracic Anesthesia.

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

Glenn Crocker rejoined the Company’s board of directors on April 10, 2018. He previously served on the board of directors during the period from October 2007 to June 2009. Mr. Crocker earned an MBA degree in Engineering Design has been working for most of the past thirty five years as a designer and design engineer with various vehicle manufacturers including Ford Motor Company, British Leyland, Mercedes Benz, Volvo Cars, Saturn GM, and BMW, among others.

Family Relationships

George J. Coates is the father of Gregory G. Coates. Bernadette Coates, the spouse of George J. Coates, was employed with the Company until 2016 and has from time to time provided working capital loans to the Company. No other family relationships exist between the directors and executive officers of the Company.

Board Committees

Our board of directors established an audit committee and a compensation committee in October 2006. All of the members of each of these standing committees are independent as defined under NASDAQ rules and, in the case of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act.

Audit Committee

Effective March 31, 2018, Jack Perkowski tendered his resignation from the board of directors and the audit committee because his current commitments to other activities would prevent him from devoting sufficient time to fulfilling his responsibilities as a board member and Chairperson of the Audit Committee. In addition, Richard Whitworth was required to resign his position as a member of the Audit Committee because his independence became compromised when he and the Company entered into a compensatory arrangement in connection with identifying new prospective business opportunities for the Company. Effective April 9, 2018, Glenn Crocker was appointed as the sole member and Chairperson of the Audit Committee. The audit committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of our independent auditor;  overseeing the work of our independent auditor, including through the receipt and consideration of reports from the independent auditor; reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;  discussing our risk management policies; establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns; communicating independently with our independent auditor and management; and preparing the audit committee report required by SEC rules to be included in our proxy statements, if any.

All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the audit committee.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We have not been able to identify a qualified audit committee financial expert to serve in such capacity.

During each of the years ended December 31, 2017 and 2016, the Audit Committee held four audit committee meetings. In connection with the audits of our financial statements as of and for the years ended December 31, 2017 and 2016 by MSPC, our Independent Public Accounting Firm, our audit committee has communicated with MSPC regarding the matters required to be discussed by the Statement on Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. In addition, the audit committee has received the written disclosures and the letter from MSPC for those respective years required by Independence Standards Board Standard No. 1, as adopted by the PCAOB in Rule 3600T and has discussed with MSPC their independence for those respective years.

The audit committee has reviewed and discussed our audited financial statements as of and for each of the two years ended December 31, 2017 and 2016, with management, and based on this review and discussion has recommended to the board of directors that such audited financial statements be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

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

The Compensation Committee did not meet during the years ended December 31, 2017 and 2016. There were no changes to any executive’s compensation during this period.

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

Legal Proceedings

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Shareholder Communications with Directors

Shareholders and other interested parties may send correspondence by mail to the full Board or to individual directors. Shareholders should address such correspondence to the Board or the relevant Board members in care of: Coates International, Ltd., 2100 Highway 34 & Ridgewood Road, Wall Township, NJ 07719, Attention: Corporate Secretary.

All such correspondence will be compiled by our Corporate Secretary and forwarded as appropriate. In general, correspondence relating to corporate governance issues, long-term corporate strategy or similar substantive matters will be forwarded to the Board, one of the committees of the Board, or a member thereof for review. Correspondence relating to the ordinary course of business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications are usually more appropriately addressed by the officers or their designees and will be forwarded to such persons accordingly.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to our board of directors, our executive officers and our employees, and which outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●	compliance with applicable laws and regulations,

●	handling of books and records,

●	public disclosure reporting,

●	insider trading,

●	discrimination and harassment,

●	health and safety,

●	conflicts of interest,

●	competition and fair dealing, and

●	protection of company assets.

Our code of business conduct and ethics can be viewed on our website at www.coatesengine.com.

Item 11. Executive Compensation.

The following table sets forth the compensation of specified executive officers and directors for the years ended December 31, 2017 and 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary		Anti-dilution and Stock Awards		Interest		All Other Compensation		Total

George J. Coates	2017	$250,000	(1)	$5,154,263	(2)	$50,848	(3)	$15,978	(4)	$5,471,089
Chief Executive Officer and President	2016	250,000	(1)	6,385,514	(2)	29,939	(3)	16,072	(4)	6,681,525

Barry C. Kaye	2017	-		33,040	(5)	59,800	(6)	113,325	(7)	206,165
Chief Financial Officer and Treasurer	2016	-		35,036	(5)	105,601	(6)	102,400	(8)	243,037

Gregory G. Coates	2017	150,000	(9)	422,669	(10)	-		17,321	(4)	569,990
President, Technology Division	2016	150,280	(9)	454,714	(10)	-		21,941	(4)	626,655

(1)	For the years ended December 31, 2017 and 2016, George J. Coates was paid $10,000 and $-0-, respectively, and $240,000 and $250,000, respectively, was deferred until such time that we have sufficient working capital to pay such deferred compensation.

(2)	During the year ended December 31, 2017, on a pro forma basis after adjusting for the 1:200 reverse stock split, (i) the Company issued 3,351 shares of Series A with an estimated fair value of $17,219 to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%, and (ii) George J. Coates received 136,599 and 59,694 shares, respectively, of Series B Convertible Preferred Stock with estimated fair values of $5,203,762 and $6,385,514, respectively, pursuant to an anti-dilution agreement.

(3)	Represents interest earned by George J. Coates on promissory notes from the Company for working capital he provided for the Company’s operations.

(4)	Other compensation for George J. Coates and Gregory G. Coates consisted of health, dental and life insurance for the years ended December 31, 2017 and 2016.

(5)	During the year ended December 31, 2017 and 2016, on a pro forma basis after adjusting for the 1:200 reverse stock split, Barry C. Kaye received 823 and 335 shares, respectively, of Series B Convertible Preferred Stock with estimated fair values of $27,494 and $35,036, respectively, pursuant to an anti-dilution agreement.

(6)	Consists of $58,848 of accrued interest not paid on deferred compensation for the year ended December 31, 2017, and $105,149 of interest accrued in 2016, but not paid on deferred compensation during the period from March 2012 through December 2016.

(7)	During the year ended December 31, 2017, Barry C. Kaye was paid compensation of $63,000. As of December 31, 2017, Mr. Kaye was owed $252,725 of compensation he earned during the period from August 2015 to December 31, 2017 and $165,401 of accrued interest. These amounts are included in accounts payable and accrued liabilities in the Company’s balance sheet at December 31, 2017.

(8)	During the year ended December 31, 2016, Barry C. Kaye was paid compensation of $6,000.

(9)	For the years ended December 31, 2017 and 2016, Gregory G. Coates was paid $40,385 and $117,347, respectively, and $109,615 and $32,934, respectively, of his salary was deferred until such time that we have sufficient working capital to pay such deferred compensation.

(10)	During the years ended December 31, 2017 and 2016, on a pro forma basis after adjusting for the 1:200 reverse stock split, Gregory G. Coates received 10,646 and 4,360 shares, respectively, of Series B Convertible Preferred Stock with estimated fair values of $422,678 and $454,714, respectively, pursuant to an anti-dilution agreement.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards to our executives as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price	Option Expiration Date
George J. Coates	5,000	-	-	$88.00	10/23/2021
	250	-	-	80.00	11/3/2024
	1,375	-	-	80.00	11/18/2025
	9,000	-	-	50.00	7/26/2026
	9,075	-	-	12.00	6/24/2027
Gregory G. Coates	2,500	-	-	88.00	10/23/2021
	9,000	-	-	48.00	8/8/2026
	1,758	-	-	5.60	4/30/2029
Barry C. Kaye	625	-	-	88.00	10/17/2021
	500	-	-	8.40	12/9/2028
	1,758	-	-	5.60	4/30/2029

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

We did not pay any compensation to our non-employee directors for the years ended December 31, 2017 and 2016.

Employment contracts, termination of employment and change-in-control arrangements

There are currently no employment contracts with any of our employees and there have been no terminations or change-in-control arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 13, 2018 for:

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

Percentage ownership calculations are based on 45,300,693 shares outstanding as of April 13, 2018. Addresses of named beneficial owners are c/o Coates International, Ltd., 2100 Highway 34 & Ridgewood Road, Wall Township, New Jersey 07719.

	Beneficial Ownership
	Outstanding Shares Beneficially		Right to Acquire Within 60 Days After April 13,		Shares Beneficially Owned
Name of Beneficial Owner	Owned		2018		Number	Percentage

George J. Coates	2,899,560	(1)	22,023,700	(2)	24,923,260	33.30%

Gregory G. Coates	70,162		1,570,258	(3)	1,640,420	2.19%

Barry C. Kaye	18,676		109,883	(4)	137,874	0.18%

Dr. Frank Adipietro	27,991		4,135	(5)	22,811	0.03%

Richard Whitworth	-		125	(5)	125	0.00%

Glenn Crocker	-		-		-	0.00%

All executive officers and directors as a group (5 persons)	3,016,389		23,708,100		26,724,489	35.70%

(1)	Includes 9,785 shares owned by Mr. Coates’ spouse and 5,828 shares owned by The Coates Trust, a trust controlled by George J. Coates, as Trustee. Beneficial ownership of these shares is disclaimed by George J. Coates.

(2)	Includes 25,878 shares of Series B Convertible Preferred Stock which are eligible for conversion into 25,878,000 shares of common stock and 24,700 vested common stock options.

(3)	Includes 1,821 shares of Series B Convertible Preferred Stock which are eligible for conversion into 1,821,000 shares of common stock and 13,258 vested common stock options.

(4)	Includes 128 shares of Series B Convertible Preferred Stock which are eligible for conversion into 128,000 shares of common stock and 4,135 vested common stock options.

(5)	Consists of vested stock options.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

●	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Promissory Notes to Related Parties

Promissory Notes due to George J. Coates

During the years ended December 31, 2017 and 2016, we issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $50,000 and $177,000, respectively. During the years ended December 31, 2017 and 2016, the Company repaid promissory notes to George J. Coates in cash in the aggregate amount of $81,000 and $30,000, respectively, which included interest of $48,000 in 2017. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At December 31, 2017, the outstanding balance was $318,000, including accrued interest.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing note payable to Gregory G. Coates, son of George J. Coates, President, Technology Division and Director, with a principal balance of $1,418,000, which is payable on demand. During the year ended December 31, 2017, the Company repaid $20,000 principal amount of this promissory note. As required by GAAP, interest at the rate of 10% per annum amounting to $143,000 and $144,000 has been imputed on this promissory note for the years ended December 31, 2017 and 2016, respectively.

Promissory Notes Issued to Bernadette Coates

During the years ended December 31, 2017 and 2016, we issued, in a series of transactions, promissory notes to Bernadette Coates and received cash proceeds of $52,000 and $-0-, respectively. During the years ended December 31, 2017 and 2016, the Company partially repaid promissory notes to Bernadette Coates, in the aggregate principal amount of $31,000 and $-0-, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At December 31, 2017, the outstanding balance was $95,000, including accrued interest.

Share Issuances - Series B Convertible Preferred Stock

We provide anti-dilution protection to George J. Coates, Gregory G. Coates and Barry C. Kaye whenever new shares of our common stock are issued to any other parties. Such anti-dilution may be in the form of an award of either (i) shares of Series A Preferred Stock which entitles the holder to 10,000 votes per share on any matters brought before the common stockholders for a vote; or, (ii) shares of Series B Convertible Preferred Stock which are convertible into 1,000 shares of our common stock on or after the second anniversary after the date of issuance and entitle the holder to 1,000 votes per share on any matters brought before the common stockholders for a vote.

During the year ended December 31, 2017, the Company issued 3,351 shares of Series A with an estimated fair value of $17,000 to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%.

During the year ended December 31, 2017, 136,599, 10,646 and 823 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having estimated fair values of $5,204,000, $423,000 and $27,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, Barry C. Kaye converted 6.86 shares of Series B into 6,860 shares of the Company’s common stock, respectively.

For the year ended December 31, 2016, 59,694, 4,360 and 335 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $6,386,000, $455,000 and $35,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, George J. Coates and Barry C. Kaye converted 575.03 shares and 14.88 shares of Series B into 575,030 and 14,880 shares of the Company’s common stock, respectively.

At December 31, 2017, there were 228,471 shares of Series B outstanding. In the event that all of these shares were converted, once the conversion restrictions lapse, an additional 228,471,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at December 31, 2017, this would dilute the ownership percentage of non-affiliated stockholders from 91.8% to 12.8%.

Stock Option Grants

No stock options were granted, exercised, forfeited or expired during the years ended December 31, 2017 and 2016. At December 31, 2017, there were no unvested stock options outstanding and all stock-based compensation expense related to outstanding stock options had been fully recognized.

Personal Guaranty and Pledge of Stock

The Company’s mortgage loan on its headquarters is collateralized by the pledge of 25,000 shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and by his personal guaranty.

Director Independence

We have used the definition of “independence” contained in the listing rules of the NASDAQ Stock Market to make the determination as to whether or not our directors are independent, because our common stock is not currently listed on a national securities exchange. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

The following table sets forth the members of our board of directors that are independent and certain board committee assignments:

Dr. Frank Adipietro	Director *, **

Richard Whitworth	Director *, **

Glenn Crocker	Director *, ***

*	Serves as an independent director.
**	Serves as a member of our compensation committee.
***	Serves as a member of our audit committee.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	2017	2016
Audit Fees	$72,000	$70,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$72,000	$70,000

Audit Fees

During the year ended December 31, 2017, MSPC billed us in the aggregate, $72,000 for professional services rendered for their audit of our annual financial statements for the years ended December 31, 2016, included in our Form 10-K and their reviews of the quarterly financial statements included in our Forms 10-Q for each of the three quarters in 2017.

During the year ended December 31, 2016, MSPC billed us in the aggregate, $22,500 for professional services rendered for their reviews of the quarterly financial statements included in our Forms 10-Q for each of the each of the three quarters in 2016.

During the year ended December 31, 2016, Cowan billed us in the aggregate $47,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2015.

Audit-related Fees

We did not incur any audit-related fees during the years ended December 31, 2017 and 2016.

Tax Fees

We did not incur any tax fees during the years ended December 31, 2017 and 2016.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal auditors for the fiscal years ended December 31, 2017 and 2016.

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

Audited financial statements of Coates International, Inc. as of December 31, 2017 and 2016 and for the years then ended are presented beginning on page F-1.

(2)	Financial Statement Schedules.

None

(3)	Exhibits

Exhibit No.		Description

3.1(i) (1)	-	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on August 19, 1997

3.1(ii) (1)	-	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 19, 2000

3.1(iii) (1)	-	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on August 31, 2001

3.1(iv) (2)	-	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on September 12, 2007

3.1(v) (3)	-	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware, dated May 29, 2015

3.1(vi) (13)	-	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware, dated June 17, 2016

3.1(vii)(25)		Certificate of Validation as filed with the Secretary of State of Delaware on April 2, 2018

3.2 (1)	-	Bylaws

4.1 (4)	-	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, effective April 30, 2009

4.2 (4)	-	Certificate of Amendment of Certification of Designation, Preferences and Rights of Series A Preferred Stock, effective May 24, 2011

4.3 (5)	-	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock, dated January 14, 2014

4.4 (6)	-	Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated March 9, 2015

4.5 (13)	-	Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated February 23, 2016

4.6 (13)	-	Certificate of Amendment of Designation of Series B Convertible Preferred Stock, dated November 14, 2016

10.4 (7)	-	2006 Employee Stock Option and Incentive Plan adopted on October 25, 2006

10.5 (8)	-	Amended and Restated License Agreement between the Company and George J. Coates and Gregory G. Coates dated April 6, 2007

10.6 (9)	-	Letter from Cummins confirming supply arrangement with Coates International, Ltd.

10.7 (10)	-	2014 Employee Stock Option and Incentive Plan adopted on May 31, 2014

10.8 (11)	-	License Agreement between the Company and Renown Power Development, Ltd., executed February 24, 2015.

10.9 (12)	-	Equity Purchase Agreement between the Company and Southridge Partners II LP, dated July 29, 2015

10.10 (12)	-	Registration Rights Agreement between the Company and Southridge Partners II LP, dated July 29, 2015

10.11 (14)	-	Convertible Promissory Notes issued to GS Capital Partners, LLC, dated May 3, 2017

10.12 (14)	-	Securities Purchase Agreement Between the Company and GS Capital Partners, LLC, dated May 3, 2017

10.13 (15)	-	Convertible Promissory Note Issued to APG Capital Holdings, LLC dated, May 4, 2017

10.14 (15)	-	Back-end Collateralized Convertible Promissory Note Issued to APG Capital Holdings, LLC, dated May 4, 2017

10.15 (15)	-	Securities Purchase Agreement Between the Company and APG Capital Holdings, LLC, dated May 4, 2017

10.16 (16)	-	Secured Convertible Promissory Notes issued to Typenex Co-Investment, LLC, dated June 7, 2017

10.17 (16)	-	Securities Purchase Agreement Between the Company and Typenex Co-Investment, LLC, dated June 7, 2017

10.18 (17)	-	Back-end Collateralized Convertible Promissory Note (1 of 3) Issued to Adar Abays, LLC, dated September 11, 2017

10.19 (17)	-	Back-end Collateralized Convertible Promissory Note (2 of 3) Issued to Adar Abays, LLC, dated September 11, 2017

10.20 (17)	-	Back-end Collateralized Convertible Promissory Note (3 of 3) Issued to Adar Abays, LLC, dated September 11, 2017

10.21 (18)	-	Convertible Promissory Note Issued to APG Capital Holdings, LLC dated September 20, 2017

10.22 (18)	-	Back-end Collateralized Convertible Promissory Note Issued to APG Capital Holdings, LLC dated September 20, 2017

10.23 (18)	-	Securities Purchase Agreement Between the Company and APG Capital Holdings, LLC, dated September 20. 2017

10.24 (19)	-	Convertible Promissory Note Issued to GS Capital Partners, LLC, dated October 18, 2017

10.25 (19)	-	Back-end Collateralized Convertible Promissory Note Issued to GS Capital Partners, LLC, dated October 18, 2017

10.26 (19)	-	Securities Purchase Agreement Between the Company and GS Capital Partners, LLC, dated October 18. 2017

10.27 (20)	-	Convertible Promissory Note Issued to Power Up Funding Lending Group Ltd., dated December 5, 2017

10.28 (20)	-	Securities Purchase Agreement Between the Company and Power Up Funding Lending Group Ltd., dated December 5, 2017

10.29 (21)	-	Convertible Promissory Note Issued to Power Up Funding Lending Group Ltd., dated February 2, 2018

10.30 (21)	-	Securities Purchase Agreement Between the Company and Power Up Funding Lending Group Ltd., dated February 2, 2018

10.31 (22)	-	Convertible Promissory Note Issued to GS Capital Partners, LLC, dated February 15, 2018

10.32 (22)	-	Back-end Collateralized Convertible Promissory Note Issued to GS Capital Partners, LLC, dated February 15, 2018

10.33 (22)	-	Securities Purchase Agreement Between the Company and GS Capital Partners, LLC, dated February 15, 2018

10.34 (23)	-	Convertible Promissory Note Issued to Power Up Funding Lending Group Ltd., dated March 5, 2018

10.35 (23)	-	Securities Purchase Agreement Between the Company and Power Up Funding Lending Group Ltd., dated March 5, 2018

10.36 (24)	-	Settlement Agreement between Livingston Asset Management and Coates International, Ltd., dated March 19, 2018

10.37 (24)	-	Circuit Court of Baltimore County, Maryland Order Granting Approval of Settlement Agreement and Stipulation, dated April 2, 2018

31.1 (25)	-	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (25)	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (26)	-	Certification of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (26)	-	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(25)	-	XBRL Instance Document.

101.SCH(25)	-	XBRL Taxonomy Extension Schema Document.

101.CAL(25)	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(25)	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(25)	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(25)	-	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement filed May 31, 2007 on Form SB-2 with the Securities and Exchange Commission, File No. 333-143406.
(2)	Incorporated by reference from the Company’s Schedule 14C DEF filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from the Company’s Registration Statement filed July 30, 2015 on Form S-1 with the Securities and Exchange Commission, File No. 333-205959.
(4)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.
(5)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.
(6)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2015.

(7)	Incorporated by reference from the Company’s Form 10-KSB/A for the year ended December 31, 2005 filed on October 25, 2006.
(8)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 17, 2006.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 24, 2011.
(10)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 19, 2014.
(11)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 31, 2014.
(12)	Incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on July 30, 2015.
(13)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2017.
(14)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2017.
(15)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2017.
(16)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2017.

(17)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2017.
(18)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2017.
(19)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on October 24, 2017.
(20)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2017.
(21)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2018.
(22)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 27, 2018.
(23)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2018.
(24)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2018.
(25)	Filed herewith.
(26)	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2018.

COATES INTERNATIONAL, LTD.

By:	/s/ George J. Coates
George J. Coates, Chairman and Chief Executive Officer

By:	/s/ Barry C. Kaye
Barry C. Kaye, Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George J. Coates	Director, Chairman, Chief Executive Officer and	April 17, 2018
George J. Coates	President (principal executive officer)
/s/ Gregory G. Coates	Director, Secretary and	April 17, 2018
Gregory G. Coates	President-Technology Division

/s/ Barry C. Kaye	Director, Treasurer, Chief Financial Officer	April 17, 2018
Barry C. Kaye	(principal financial and accounting officer)

/s/ Frank J. Adipietro	Director	April 17, 2018
Frank J. Adipietro

/s/ Richard Whitworth	Director	April 17, 2018
Richard Whitworth
/s/ Glenn Crocker	Director	April 17, 2018
Glenn Crocker

Coates International, Ltd.

Index to Financial Statements

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Coates International, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Coates International, Ltd. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company continues to have negative working capital, negative cash flows from operations, recurring losses from operations, and a stockholders’ deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

We have served as the Company’s auditor since 2016.

Cranford, NJ

April 17, 2018

Coates International, Ltd.

Balance Sheets

As of December 31,

	2017	2016
Assets
Current Assets
Cash	$6,807	$9,163
Inventory, net	103,610	191,482
Other current assets	608	47,028
Total Current Assets	111,025	247,673
Property, plant and equipment, net	2,031,684	2,076,396
Deferred licensing costs, net	33,882	38,166
Total Assets	$2,176,591	$2,362,235

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,544,003	$2,461,175
Deferred compensation payable	1,621,322	1,272,317
Promissory notes to related parties	1,472,409	1,454,699
Mortgage loan payable	1,273,158	60,000
Derivative liability related to convertible promissory notes	358,996	153,472
Unearned Revenues	150,595	150,595
Convertible promissory notes, net of unamortized discount	96,816	45,801
Current portion of sublicense deposits	60,725	60,725
Total Current Liabilities	7,578,024	5,658,784
Non-current portion of mortgage loan payable	-	1,273,158
Non-current portion of sublicense deposits	607,975	627,175
Total Liabilities	8,185,999	7,559,117

Commitments and Contingencies	-	-

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
Series A Preferred Stock, 5,000 and 1,000,000 shares designated, 3,601 and 250 shares issued and outstanding at December 31, 2017 and 2016, respectively	4	-
Series B Convertible Preferred Stock, 345,000 and 75,000,000 shares designated, 228,471 and 81,263 shares issued and outstanding at December 31, 2017 and 2016, respectively	228	81
Common Stock, $0.0001 par value, 120,000,000 and 12,000,000,000 shares authorized, 36,943,242 and 15,013,652 shares issued and outstanding at December 31, 2017 and 2016, respectively	3,694	1,501
Additional paid-in capital	67,699,876	60,128,626
Accumulated deficit	(73,713,210)	(65,327,090)
Total Stockholders’ Deficiency	(6,009,408)	(5,196,882)
Total Liabilities and Stockholders’ Deficiency	$2,176,591	$2,362,235

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

	For the Years Ended December 31,
	2017	2016
Sublicensing fee revenue	$19,200	$29,200
Total Revenues	19,200	29,200
Expenses:
Research and development costs	284,243	244,877
Stock-based compensation expense	5,676,626	6,875,514
Compensation and benefits	448,320	450,222
General and administrative expenses	323,098	403,253
Depreciation and amortization	48,995	48,370
Total Operating Expenses	6,781,282	8,022,236
Loss from Operations	(6,762,082)	(7,993,036)
Other Income (Expense):
(Increase) decrease in estimated fair value of embedded derivative liabilities	(205,524)	479,455
Loss on conversion of convertible notes	(264,474)	(143,418)
Interest expense, net	(1,154,040)	(699,093)
Total other income (expense)	(1,624,038)	(363,056)
Loss Before Income Taxes	(8,386,120)	(8,356,092)
Provision for income taxes	-	-
Net Loss	$(8,386,120)	$(8,356,092)

Basic net loss per share	$(0.35)	$(0.81)
Basic weighted average shares outstanding	23,812,394	10,318,089
Diluted net loss per share	$(0.35)	$(0.81)
Diluted weighted average shares outstanding	23,812,394	10,318,089

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Stockholders’ Deficiency

For the Two Years Ended December 31, 2017

	Series A Preferred Stock, $0.001 par value per share		Series B Preferred Stock, $0.001 par value per share		Common Stock, $0.0001 par value per share		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, January 1, 2016	250	$-	17,464	$18	5,183,956	$518	$51,671,409	$(56,970,998)	$(5,299,053)
Issuance of anti-dilution shares of Series B Convertible Preferred Stock to related parties			64,389	64			6,875,449		6,875,513
Conversion of convertible promissory notes					6,745,724	675	751,593		752,268
Conversion of promissory notes to related parties to common stock					1,056,592	106	156,737		156,843
Issuance of common stock under equity purchase agreement with Southridge Partners II, LP					862,470	86	199,220		199,306
Beneficial conversion feature on convertible promissory notes							255,093		255,093
Imputed interest on promissory note payable to related party							144,240		144,240
Conversions of Series B Convertible Preferred Stock to common stock	-	-	(590)	(1)	589,910	59	(58)		-
Issuance of common stock and warrants					575,000	57	74,943		75,000
Net loss for the year								(8,356,092)	(8,356,092)
Balance, December 31, 2016	250	-	81,263	81	15,013,652	1,501	60,128,626	(65,327,090)	(5,196,882)
Issuance of anti-dilution shares of Series B Convertible Preferred Stock to related parties			147,215	147			5,659,260		5,659,407
Conversion of convertible promissory notes					21,879,384	2,188	766,641		768,829
Issuance of Series A Preferred Stock	3,351	4					17,216		17,220
Beneficial conversion feature on convertible promissory notes							981,214		981,214
Imputed interest on promissory note payable to related party							142,580		142,580
Conversions of Series B Convertible Preferred Stock to common stock			(7)	-	6,860	1	(1)		-
Issuance of common stock					43,443	4	4,340		4,344
Payment for fractional shares resulting from reverse stock split					(97)	-	-		-
Net loss for the year								(8,386,120)	(8,386,120)
Balance, December 31, 2017	3,601	$4	228,471	$228	36,943,242	$3,694	$67,699,876	$(73,713,210)	$(6,009,408)

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Net Cash Flows Used in Operating Activities
Net loss for the year	$(8,386,120)	$(8,356,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,676,626	6,875,514
Interest accrued, but not paid	1,000,534	601,053
Loss on conversion of convertible notes	264,474	143,418
Increase (decrease) in fair value of embedded derivative liabilities	205,524	(479,455)
Depreciation and amortization	48,995	48,370
Non-cash portion of inventory used for research and development	-	60,101
Recognition of non-cash licensing revenues	(19,200)	(19,200)
Changes in Operating Assets and Liabilities:
Inventory	87,872	26,535
Other assets	3,477	(37,910)
Accounts payable and accrued liabilities	3,452	293,369
Deferred compensation payable	349,005	350,173
Net Cash Used in Operating Activities	(765,361)	(494,125)

Net Cash Used in Investing Activities:
Acquisition of property, plant and equipment	-	(11,493)
	.
Cash Flows Provided by Financing Activities:
Issuance of convertible promissory notes	810,050	175,750
Issuance of promissory notes to related parties	102,011	182,143
Issuance of common stock under equity purchase agreements	42,944	199,306
Issuance of common stock	-	75,000
Licensing Fee Revenue	-	10,000
Repayment of promissory notes and accrued interest to related parties	(132,000)	(93,000)
Repayment of mortgage loan	(60,000)	(55,000)
Finance Lease Obligation Payments	-	(8,625)
Net Cash Provided by Financing Activities	763,005	485,574
Net Decrease in Cash	(2,356)	(20,044.00)
Cash, beginning of period	9,163	29,207.00
Cash, end of period	$6,807	$9,163

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$161,069	$161,069

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$714,942	$714,942

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

December 31, 2017 and 2016

(All amounts rounded to thousands of United States dollars)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The Company has acquired the exclusive licensing rights to the patented Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world. The Company is endeavoring to raise working capital to commence production of natural gas powered CSRV® industrial electric power generator sets (“Gen Sets)” and is also seeking to enter into sublicense agreements with third party, original equipment manufacturers (“OEM’s”) which provide for licensing fees. Mr. Coates is also continuing with research and development of a hydrogen reactor to harvest Hydroxy-Gas from water with the intent to power the Company’s products, including large industrial Gen Sets. George J. Coates, owner of the hydrogen reactor technology, has committed to license this technology to the Company once the related patent protection is in place.

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

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Hydrogen Reactor Technology Owned by George J. Coates

George J. Coates has developed a hydrogen reactor which rearranges H2O water molecules into HOH molecules also known as Hydroxy-Gas. Hydroxy-Gas has a different molecular structure than hydrogen gas. It consists of two hydrogen atoms. The Hydroxy-Gas produced by the hydrogen reactor can then be harvested for use as a type of fuel. While Mr. Coates intends to continue with development of this technology to enable the harvested Hydroxy-Gas to be utilized as the fuel source to power our patented CSRV® engines, development has been postponed in order to focus on potential new sublicense agreements for Gen Sets powered by hydrogen gas fuel. The next phase of this research and development will focus on powering larger, industrial engines. If successful, this application will only require a ready supply of water and would be suitable for stationary engines and generators. Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydroxy-Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydroxy-Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology.

The Company previously agreed to collaborate on the development of this technology with WTF Asia International Ltd. (“WTF Asia”), a Hong Kong-based entity to enable it to be applied to large industrial Gen Sets. We have determined that it is no longer feasible to work with WTF Asia due to the owner’s health and concerns with the status of WTF Asia’s technology. The Company intends to independently pursue further development of this technology at some indefinite point in the future.

Applications for patent protection of this technology would be filed upon completion of the research and development. Although at this time, no arrangements have been made between the Company and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to the Company, once the related patent protection is in place. Accordingly, the Company does not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydroxy-Gas fuel. The Company has been responsible for all costs incurred to date related to the development of this technology.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission (the “SEC”).

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of capital stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Gregory G. Coates, Bernadette Coates, his spouse and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the Coates Engines® are successfully introduced into and accepted in the marketplace, or the Company receives substantial licensing revenues. These losses from operations were substantially related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also incurred substantial non-cash expenses for stock-based compensation, imputed interest arising from the amortization of discount on convertible promissory notes and the conversion of convertible promissory notes into common stock.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2017, had a stockholders’ deficiency of ($6,009,000). In addition, our mortgage loan which had a principal balance of $1,273,000 at December 31, 2017, matures in July 2018. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. Further, the recent trading price range of the Company’s common stock has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At December 31, 2017, the Company had negative working capital of ($7,467,000) compared with negative working capital of ($5,411,000) at the end of 2016.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

During the years ended December 31, 2017 and 2016, the Company raised $959,000 and $642,000, respectively, of new working capital from the following:

Description	2017	2016
Issuances of convertible promissory notes	$810,000	$176,000
Issuances of promissory notes to related parties	102,000	182,000
Sales of common stock under equity purchase agreements	43,000	199,000
Private sales of shares of common stock and common stock warrants	-	75,000
Licensing fee revenue	-	10,000
	$955,000	$642,000

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain amounts included in the accompanying financial statements for the year ended December 31, 2016 have been reclassified in order to make them comparable to the amounts presented for the year ended December 31, 2017.

Reverse Stock Split

The Company effected a one-for-200 reverse stock split of all of its outstanding shares of common stock, Series A Preferred Stock, Series B Convertible Preferred Stock, common stock warrants and stock options as of the close of trading on December 1, 2017. All prior year balances of shares of capital stock, warrants and stock options outstanding and all presentations and disclosures of transactions in shares of capital stock, warrants and stock options have been restated on a pro forma basis as if the reverse stock split had occurred prior to the beginning of the year ended December 31, 2016. Such restatements include calculations regarding the Company’s weighted average shares outstanding and loss per share.

The following presents the amounts previously reported before the reverse stock split and restated balances reflected in the accompanying balance sheets and statements of stockholders’ deficiency as of January 1, 2016 and December 31, 2016:

	December 31, 2016			January 1, 2016
	Originally Reported	Restatement Adjustment	As Restated	Originally Reported	Restatement Adjustment	As Restated
Common Stock	$300,273	($298,772)	$1,501	$103,679	($103,161)	$518
Series A Preferred Stock	50	(50)	-	50	(50)	-
Series B Convertible Preferred Stock	16,253	(16,172)	81	3,493	(3,475)	18
Additional Paid-in Capital	59,813,632	314,994	60,128,626	51,564,723	106,686	51,671,409

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Revenue Recognition

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

The Company is recognizing the license deposit of $300,000 on a Canadian License as revenue on a straight-line basis over the approximate remaining life through 2027 of the last CSRV® technology patent in force.

Research and Development

Research and development costs are expensed when incurred. Included in accounts payable and accrued liabilities at December 31, 2017 and 2016 is $115,000 for the estimated remediation costs of previously sold Gen Sets that were determined to have cracked heads.

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

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Deferred Compensation

Deferred compensation represents salaries of George J. Coates, Gregory G. Coates, Bernadette Coates and one employee earned but not paid in order to preserve the Company’s working capital. The Company intends to repay these amounts at such time that it has sufficient working capital and after the related party notes to George J. Coates, Bernadette Coates and one employee have been repaid with interest thereon. Deferred compensation owed to Gregory G. Coates will be paid at such time that the Company has sufficient working capital. During the year ended December 31, 2017, $10,000 of deferred compensation was paid to George J. Coates. No other payments of deferred compensation were made during the years ended December 31, 2017 and 2016.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are adjusted when conditions indicate that deferred tax assets will be realized. Income tax expense (benefit) is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax assets and the valuation allowance at December 31, 2017 and 2016, have been adjusted to reflect the change in effective tax rates that went into effect as of January 1, 2018, pursuant to the Tax Cuts and Jobs Act of 2017.

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

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding without consideration of potentially dilutive shares of common stock. Diluted net income per share is based on the weighted average number of common and potentially dilutive common shares outstanding, when applicable. Net loss per share was determined on a pro forma basis assuming the one-for-200 reverse stock split, which occurred upon the close of trading on December 1, 2017, had instead occurred as of January 1, 2016.

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

The Company’s operations are devoted to the development, application and marketing of the CSRV® system technology which was invented by George J. Coates, the Company’s founder, Chairman, Chief Executive Officer, President and controlling stockholder. Development efforts have been conducted continuously during this time. From July 1982 through May 1993, seven U.S. patents as well as a number of foreign patents were issued with respect to the CSRV® system technology. Since inception of the Company in 1988, all aspects of the business have been completely dependent upon the activities of George J. Coates. The loss of George J. Coates’ availability or service due to death, incapacity or otherwise would have a material adverse effect on the Company’s business and operations. The Company does not presently have any key-man life insurance in force for Mr. Coates.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Other Assets, Accounts Payable and Accrued Liabilities and Other Liabilities

With the exception of convertible promissory notes, the carrying amount of these items approximates their fair value because of the short-term maturity of these instruments. The convertible promissory notes are reported at their estimated fair value, determined as described in more detail in Note 13.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

At December 31, 2017 and 2016 deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $34,000 and $38,000, respectively. Amortization expense for the years ended December 31, 2017 and 2016 amounted to $4,000 and $4,000, respectively.

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

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At December 31, 2017, the unamortized balance was $170,000. Amortization of this amount is as follows:

Year Ending	Amount
2018	19,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$170,000

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based company formed for the purpose of manufacturing CSRV® products (“Coates Power”). Coates Power has not been able to commence operations due to ongoing delays in obtaining necessary support and approval from the Chinese government in spite of continuing efforts by Renown to do so on its behalf. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. As of December 31, 2017, the Company has only received an initial non-refundable deposit of $500,000. Until Coates Power can begin production of CSRV® products for Renown, the Company will not receive any further monies from its sublicense with Renown.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

The Company received a $131,000 cash deposit with an order from Coates Power to produce two Gen Sets. This amount is included in Deposits in the accompanying balance sheets at December 31, 2017 and 2016. The Company intends to build and ship these two generators at such time that Coates Power is able to commence production in accordance with the manufacturing license agreement and there is sufficient working capital for this purpose.

7. INVENTORY

Inventory at December 31, consisted of the following:

	2017	2016
Raw materials	$104,000	$178,000
Work-in-process	-	13,000
Total	$104,000	$191,000

8. LICENSE DEPOSITS

License deposits consist of monies received as deposits on sublicense agreements, primarily comprised of deposits from Renown in the amount of $498,000 and from Almont in the amount of $300,000. The Almont deposit is being recognized as income on a straight-line basis over the remaining period until expiration of the last remaining CSRV® patent in force in 2027. Through December 31, 2017, the Company has recognized a total of $130,000 of the Almont deposit as revenue. The Company expects that sublicense-related activities by Renown may commence within the next twelve months and that it will begin recognizing revenue at that time. Recognition of revenue from the Almont license is included in the statements of operations for the years ended December 31, 2017 and 2016. The current portion of the license deposits represents the portion of the license deposits expected to be recognized as revenue within one year from the balance sheet date. The balance of the license deposits is included in non-current license deposits.

In December 2016, the Company entered into an exclusive sublicense agreement with a group of companies under common ownership referred to as the Secure Supplies Companies (“Secure Supplies”). Under this sublicense agreement, Secure Supplies intended to procure a substantial number of large industrial CSRV® electric power generators powered by hydrogen gas. Secure Supplies is in default under the sublicense agreement for failure to pay the licensing fee that was due upon signing. In September 2017 the Company declared Secure Supplies in default and canceled the sublicense agreement. In the event that Secure Supplies is able to adequately fund its operating plan, the Company would consider entering into a new, non-exclusive sublicense agreement. The Company intends to sublicense hydrogen powered CSRV® electric power generators to other interested third parties on a non-exclusive basis.

Sublicensing fee revenue for the years ended December 31, 2017 and 2016 amounted to $19,000 and $29,000, respectively. Included in sublicensing fee revenue for 2016, was a $10,000 sublicensing fee received from Secure Supplies.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2017	2016
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	57,000
	3,028,000	3,028,000
Less: Accumulated depreciation	(996,000)	(952,000)
Total	$2,032,000	$2,076,000

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Depreciation expense amounted to $45,000 and $44,000 for the years ended December 31, 2017 and 2016, respectively.

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2018. Interest expense for the years ended December 31, 2017 and 2016 on this mortgage amounted to $99,000 and $95,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at December 31, 2017 and 2016 was $1,273,000 and $1,333,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so, could adversely affect the Company’s financial position and results of operations.

The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 25,000 shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage or similar liens on the property or improvements thereon without prior consent of the lender.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, consisted of the following:

	2017	2016
Legal and professional fees	$1,427,000	$1,452,000
Accrued interest expense	582,000	502,000
General and administrative expenses	420,000	392,000
Research and development costs	115,000	115,000
Total	$2,544,000	$2,461,000

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the years ended December 31, 2017 and 2016, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $50,000 and $177,000, respectively. During the years ended December 31, 2017 and 2016 the Company repaid promissory notes to George J. Coates in cash in the aggregate principal amount of $33,000 and $30,000, respectively, and $48,000 and $63,000 of interest in 2017 and 2016, respectively. In addition, during the year ended December 31, 2016, the Company and Mr. Coates mutually agreed to convert a total of $159,000 of promissory notes into common stock of the Company at exercise prices ranging from $0.0006 to $0.0011 per share. The exercise price was determined to be the closing trading price of the Company’s common stock on the dates of conversion. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At December 31, 2017, the outstanding balance consisted of $20,000 of principal and $318,000 of accrued interest.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing note payable to Gregory G. Coates, son of George J. Coates, President, Technology Division and Director, with a principal balance of $1,418,000 at December 31, 2017 which is payable on demand. During the year ended December 31, 2017, the Company repaid $20,000 principal amount of this promissory note. Interest at the rate of 10% per annum amounting to $143,000 and $144,000 has been imputed on this promissory note for the years ended December 31, 2017 and 2016, respectively.

Promissory Notes Issued to Bernadette Coates

During the years ended December 31, 2017 and 2016, the Company issued, in a series of transactions, promissory notes to Bernadette Coates, spouse of George J. Coates, and received cash proceeds of $52,000 and $-0-, respectively. During the years ended December 31, 2017 and 2016 the Company repaid promissory notes to Bernadette Coates in cash in the aggregate principal amount of $31,000 and $-0-. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At December 31, 2017, the outstanding balance consisted of $29,000 of principal and $95,000 of accrued interest.

Promissory Note to Employee

During the year ended December 31, 2016, the Company issued a promissory note to an employee and received cash proceeds of $5,000. The promissory note is payable on demand and provides for interest at the rate of 17% per annum, compounded monthly. Accrued interest on this note amounted to $1,000 at December 31, 2017.

For the years ended December 31, 2017 and 2016, aggregate interest expense on all promissory notes to related parties amounted to $223,000 and $293,000, respectively.

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes. At December 31, 2017, there was $186,000 principal amount of convertible promissory notes outstanding. The net proceeds from these convertible notes were used for general working capital purposes. During the years ended December 31, 2017 and 2016, $867,000 and $190,000, respectively, of convertible promissory notes were issued. The notes may be converted into unregistered shares of the Company’s common stock at discounts ranging from 30% to 38% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined trading period ranging from 10 to 25 trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments.

All of the convertible notes become convertible, in whole, or in part, beginning on the six-month anniversary of the issuance date and may be prepaid at the option of the Company, generally with a prepayment penalty ranging from 25% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

The following table presents the Company’s fair value hierarchy of financial assets and liabilities measured at fair value on:

	December 31, 2017	December 31, 2016
Level 1 Inputs	$-	$-
Level 2 Inputs	359,000	153,000
Level 3 Inputs	-	-
Total	$359,000	$153,000

In a series of transactions, during the year ended December 31, 2017, convertible promissory notes with an aggregate principal balance of $726,000, including accrued interest thereon were converted into 21,879,033 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $264,000 for the year ended December 31, 2017. Included in this loss is $43,000 related to the issuance of 1,063,351 unregistered shares of common stock pursuant to the provisions of certain convertible notes which require additional shares of common stock to be issued if the trading price, as defined, declines during the 23-trading day period after conversions shares are delivered to the convertible noteholder.

In a series of transactions, during the year ended December 31, 2016, convertible promissory notes with an aggregate principal balance of $715,000, including accrued interest thereon were converted into 6,745,724 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $143,000 for the year ended December 31, 2016. Included in this loss is $37,000 related to the issuance of 315,716 unregistered shares of common stock pursuant to the provisions of certain convertible notes which require additional shares of common stock to be issued if the trading price, as defined, declines during the 23-trading day period after conversions shares are delivered to the convertible noteholder.

At December 31, 2017, the Company had reserved 46,037,325 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

15. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 120,000,000 shares of common stock, par value, $0.0001 per share (the “Common Stock”).

At the close of trading in the Company’s common stock on December 1, 2017, a 1:200 reverse stock split of all of the Company’s shares of common stock, shares of preferred stock, common stock warrants and stock options became effective. Shareholders were paid cash-in-lieu of any fractional shares that would have resulted in connection with the reverse stock split. The reverse stock split was approved by the board of directors and the George J. Coates, the majority stockholder by means of a written consent. For purposes of presenting the accompanying financial statements for the years ended December 31, 2017 and 2016, all balances, transactions and calculations were restated on a pro forma basis as if the reverse stock split occurred prior to the beginning of the year ended December 31, 2016.

The following common stock transactions occurred during the year ended December 31, 2017:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $767,000, including accrued interest thereon, were converted into 21,879,384 unregistered shares of common stock.

●	In May 2017, the Company issued 44,443 shares of stock to a lender as payment for interest due on a $25,000 short term loan which was repaid in full. The amount of such interest was $4,000.

●	In February 2017, Barry C. Kaye converted 6.86 shares of Series B Convertible Preferred Stock into 6,860 restricted shares of common stock.

●	Fractional shares resulting from the reverse stock split, amounting to the equivalent of 97 post-reverse stock split shares of common stock were canceled as the holders were paid cash in lieu of receiving such fractional shares.

The following common stock transactions occurred during the year ended December 31, 2016:

●	In a series of transactions during the year ended December 31, 2016, convertible promissory notes with an aggregate principal balance of $715,000, including accrued interest thereon, were converted into 6,745,724 unregistered shares of common stock.

●	In a series of transactions during the year ended December 31, 2016, the Company issued 862,470 registered shares of its common stock to Southridge Partners II LP (“Southridge”) under the 2015 EP Agreement, as discussed in Note 18, in consideration for $199,000. The proceeds were used for general working capital. The Company is required to deliver shares of its common stock to Southridge with each Put Notice based on the dollar amount of the Put Notice and the trading price of the common stock.

●	During the year ended December 31, 2016, the Company made private sales, pursuant to stock purchase agreements, of 575,000 unregistered shares of its common stock and 575,000 common stock warrants to purchase one unregistered share of its common stock at exercise prices ranging from $0.10 to $0.20 per share, in consideration for $75,000.

●	During the year ended December 31, 2016, George J. Coates and Barry C. Kaye converted 575.03 shares and 14.88 shares of Series B into 575,030 and 14,880 restricted shares of the Company’s common stock, respectively.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

●	During the year ended December 31, 2016, in a series of transactions by mutual consent between the Company and George J. Coates, $472,000 principal amount of promissory notes, including accrued interest of $315,000, was converted into 2,852,291 restricted, unregistered shares of the Company’s common stock at conversion rates ranging from $0.12 to $0.22 per share, which was the closing trading price of the stock on the respective dates of conversion. Effective December 31, 2016, by mutual agreement between the Company and Mr. Coates, the $315,000 portion of these conversions that represented accrued interest was rescinded. Accordingly, Mr. Coates returned 1,795,699 shares of the Company’s common stock which were restored to authorized, unissued status and the $315,000 was restored on the Company’s books as unpaid, accrued interest at December 31, 2016.

At December 31, 2017, the Company had reserved 6,428,895 shares of its common stock to cover the potential conversion of convertible securities and exercise of stock options and warrants.

Preferred Stock and Anti-dilution Rights

The Company is authorized to issue 350,000 shares of preferred stock, par value, $0.001 per share (the “Preferred Stock”). The Company may issue any class of the Preferred Stock in any series. The board is authorized to establish and designate series, and to fix the number of shares included in each such series and the relative rights, preferences and limitations as between series, provided that, if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of the same class shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full. Shares of each such series when issued shall be designated to distinguish the shares of each series from shares of all other series.

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 5,000 shares designated, 3,601 and 250 shares issued and outstanding as of December 31, 2017 and 2016, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates, which entitle him to 2,500,000 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

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

During the year ended December 31, 2017, the Company issued 3,351 shares of Series A with an estimated fair value of $17,000 to George J. Coates, representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%. This percentage increased during the year ended December 31, 2016, as a result of Mr. Coates’ acquisition of 1,056,592 shares of common stock upon conversion of promissory notes from the Company which he held with a principal amount of $157,000 and 575,030 shares of common stock upon conversion of 575.03 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B”).

Coates International, Ltd.

Notes to Financial Statements – (Continued)

●	Series B Convertible Preferred Stock, par value $0.001 per share, 345,000 shares designated and 228,471 and 81,263 shares issued and outstanding as of December 31, 2017 and 2016, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock, not related to conversions of Series B Convertible Preferred Stock, by these key employees. At December 31, 2017, the fixed ownership percentages were as follows:

1.	George J. Coates – 80.63%
2.	Gregory G. Coates – 6.10%
3.	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The number of shares of Series B outstanding at December 31, 2017, consisted of 211,105, 16,130 and 1,236 shares held by George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively. The number of shares of Series B that become convertible into common stock, by year are as follows:

	Total	2018	2019
George J. Coates	211,105	74,506	136,599
Gregory G. Coates	16,130	5,484	10,646
Barry C. Kaye	1,236	413	823

During the year ended December 31, 2017, 136,599, 10,646 and 823 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $5,204,000, $423,000 and $27,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, Barry C. Kaye converted 6.86 shares of Series B into 6,860 shares of the Company’s common stock, respectively.

During the year ended December 31, 2016, 59,694, 4,360 and 335 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $6,386,000, $455,000 and $35,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, George J. Coates and Barry C. Kaye converted 575.03 shares and 14.88 shares of Series B into 575,030 and 14,880 shares of the Company’s common stock, respectively.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

In the event that all of the 228,471 shares of Series B outstanding at December 31, 2017, were converted once the conversion restrictions lapse, an additional 228,471,000 new unregistered shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at December 31, 2017, this would dilute the ownership percentage of non-affiliated stockholders from 91.8% to 12.8%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

16. INCOME (LOSS) PER SHARE

At December 31, 2017, there were stock warrants outstanding to purchase 751,725 shares of common stock at exercise prices ranging from $0.10 to $13.50 per share, vested stock options outstanding to acquire 62,350 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share and $186,000 of convertible promissory notes outstanding, which on a pro forma basis assuming all such promissory notes were converted into shares of common stock using the contractual conversion price determined as of the close of trading on the last trading day of 2017, would have been convertible into 17,275,869 shares of common stock.

At December 31, 2016, there were stock warrants outstanding to purchase 751,725 shares of common stock at exercise prices ranging from $0.10 to $24.00 per share, vested stock options outstanding to acquire 62,350 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share and $99,000 of convertible promissory notes outstanding, which on a pro forma basis assuming all such promissory notes were converted into shares of common stock using the contractual conversion price determined as of the close of trading on the last trading day of 2016, would have been convertible into 1,596,774 shares of common stock.

For the years ended December 31, 2017 and 2016, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation would have been anti-dilutive.

17. STOCK OPTIONS

The Company’s 2006 Stock Option and Incentive Plan (the “Stock Plan”) was adopted by the Company’s board in October 2006. In September 2007, the Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the Stock Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”), options not intended to qualify as incentive stock options (“non-statutory options”), restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. After adjusting for the reverse stock split, a total of 62,500 shares of common stock may be issued upon the exercise of options or other awards granted under the Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the Stock Plan shall not exceed 25% of the 62,500 shares of common stock covered by the Stock Plan. All of the shares of common stock authorized under the Stock Plan have been granted and no further grants may be awarded thereunder.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. After adjusting for the reverse stock split, a total of 250,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 250,000 shares of common stock covered by the 2014 Stock Plan. At December 31, 2017, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awarded.

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

No stock options were issued during the years ended December 31, 2017 and 2016.

There were no unvested stock options outstanding at December 31, 2017.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

A summary of the activity in the Company’s Stock Option Plan is as follows (all amounts adjusted to the reverse stock split, as if it had occurred on January 1, 2016):

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 1/1/16	$5.60 – $88.00	62,350	11	62,350	$36.34	$33.84
Stock options vested		-		-
Stock options expired		-		-
Balance, 12/31/16	$5.60 – 88.00	62,350	10	62,350	36.34	33.84
Stock options vested		-		-
Stock options expired		-		-
Balance, 12/31/17	$5.60 – $88.00	62,350	9	62,350	$36.34	$33.84

The weighted average fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21%-4.64%
●	Expected life (in years)	4
●	Dividend yield	0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant.
●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.
●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.
●	No expected dividends.

The following table sets forth information with respect to stock options outstanding at December 31, 2017:

Name	Title	Number of Shares of Common Stock Underlying Stock Options(1)	Exercise Price per Share	Option Expiration Date
George J. Coates	Chairman, Chief Executive Officer and	5,000	$88.00	10/23/2021
	President	250	80.00	11/4/2024
		1,375	80.00	11/17/2025
		9,000	50.00	7/25/2026
		9,075	12.00	6/24/2027
Gregory G. Coates	Director and President, Technology Division	2,500	88.00	10/23/2021
		9,000	48.00	8/8/2026
		1,757	5.60	4/30/2029
Barry C. Kaye	Director, Treasurer and Chief Financial	625	88.00	10/18/2021
	Officer	500	8.40	2/11/2028
		1,758	5.60	4/30/2029
Dr. Frank J. Adipietro	Non-employee Director	125	88.00	3/28/2022
		250	80.00	11/3/2024
		425	80.00	11/17/2025
		3,335	12.00	6/24/2027
Dr. Richard W. Evans	Consultant	125	88.00	3/28/2022
		250	78.00	12/27/2024
		1,000	50.00	2/15/2026
		15,625	12.00	6/20/2027
Dr. Michael J. Suchar	Consultant	125	88.00	3/28/2022
Richard Whitworth	Non-employee Director	125	88.00	3/28/2022
William Wolf. Esq.	Outside General Counsel	125	88.00	4/4/2022

(1) All outstanding stock options are fully vested.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

18. EQUITY PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

In July 2015, the Company entered into an equity purchase agreement (the “EP Agreement”) with Southridge Partners II LP (“Southridge”). Pursuant to the terms of the EP Agreement, Southridge committed to purchase up to 1,025,000 shares of the Company’s common stock. In December 2016, the EP Agreement automatically terminated because Southridge had purchased all 1,025,000 registered shares of common stock under the EP Agreement.

The terms of the EP Agreements provided that the purchase price for the shares of common stock shall be equal to 94% of the lowest closing price of the common stock during the ten trading days that comprise the defined pricing period. The Company was entitled to exercise a Put to Southridge by delivering a Put Notice, which required Southridge to remit the dollar amount stated in the Put Notice at the end of the pricing period, provided, however, that for each day during the pricing period, if any, that the daily closing price of the Company’s common stock was below the Floor Price, if any, stipulated in the Put Notice issued by the Company, then the dollar amount of the Put would be reduced by 10% for each such day.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Southridge, pursuant to which the Company filed a registration statement with the SEC covering 1,025,000 shares of common stock underlying the EP Agreement, which was declared effective August 5, 2015.

In January 2017, the Company received proceeds of $43,000 from sales of 380,707 registered shares of common stock at the end of 2016, under the EP Agreement. During the year ended December 31, 2016, the Company sold 862,470 registered shares of common stock to Southridge and received proceeds of $156,000 under the EP Agreement.

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

Deferred tax assets decreased by ($4,273,000) and increased by $3,340,000 for the years ended December 31, 2017 and 2016, respectively. The decrease in 2017 primarily resulted from a reduction in the corporate income tax rate from 34% to 21% under Tax Cuts and Jobs Act of 2017, partially offset by a $1,609,000 increase in deferred tax assets. These amounts were fully offset by a corresponding (decrease) increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at December 31, 2017 and 2016.  Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for the tax years ended 2013 through 2016, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the years ended December 31, 2017 and 2016, there were no penalties or interest related to the Company’s income tax returns.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

Total deferred tax assets and valuation allowances are as follows at December 31:

	2017	2016
Current deferred tax asset - inventory reserve	$137,000	$195,000

Non-Current Deferred Tax Assets:
Stock-based compensation expense	8,639,000	10,022,000
Net operating loss carryforwards	5,091,000	7,558,000
Deferred compensation not paid within 2.5 months	363,000	509,000
Accrued liabilities not paid	313,000	466,000
Accrued interest on notes to related parties	163,000	199,000
Total long-term deferred tax assets	14,569,000	18,784,000
Total deferred tax assets	14,706,000	18,979,000
Less: valuation allowance	(14,706,000)	(18,979,000)
Net deferred tax assets	$-	$-

The differences between income tax (benefit) provision in the financial statements and the income tax (benefit) provision computed at the U.S. Federal statutory rate of 21% and 34% at December 31 2017 and 2016, respectively, are as follows:

	2017	2016
Federal tax provision at the statutory rate	21.0%	34.0%
State income tax benefit, net of federal benefit	(0.8)	(0.9)
Stock-based compensation expense	(19.0)	(29.7)
Deferred compensation not paid within 2.5 months	(1.2)	0.6
Accrued interest not deductible for tax return purposes	(3.3)	(3.4)
Net change in net operating loss carryforwards	29.8	(7.2)
Loss on conversion of convertible notes	(0.9)	(1.1)
Increase in estimated fair value of embedded derivative liabilities	(0.7)	(0.6)
Accrued liabilities not deductible for tax return purposes	0.2	(0.1)
Total	25.1	(8.4)
Valuation allowance	(25.1)	8.4
Effective tax rate	0.0%	0.0%

At December 31, 2017, the Company had available, $20,717,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2037. At December 31, 2017, the Company had available $10,294,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2037.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

20. RELATED PARTY TRANSACTIONS

Licensing Agreement for CSRV® System Technology

The Company’s intellectual property rights for the CSRV® System Technology are derived from the licensing agreement with George J. Coates and Gregory G. Coates, as more fully discussed in Note 4. The Company pays for all costs of new patent filings and patent maintenance on intellectual properties licensed to it by George J. Coates and Gregory G. Coates. For the years ended December 31, 2017 and 2016, these costs amounted to $32,000 and $39,000, respectively.

Non-Exclusive distribution sublicense to Renown Power Development, Ltd.

The Company has granted a non-exclusive distribution sublicense to Renown, as more fully discussed in Note 6. Renown is controlled by James Pang, the Company’s exclusive liaison agent in China.

Issuances of Common Stock upon Conversion of Series B Convertible Preferred Stock

Issuances of common stock to related parties upon conversion of Series B Convertible Preferred Stock during the years ended December 31, 2017 and 2016, is discussed in detail in Note 15.

Issuances of Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the years ended December 31, 2017 and 2016, are discussed in detail in Note 13.

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

At December 31, 2017, accrued, unpaid interest on outstanding promissory notes to related parties, aggregated $414,000.

Stock Options

Stock options previously granted to related parties, all of which are fully vested are more fully discussed in Note 17.

Issuances and Conversions of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates during the years ended December 31, 2017 are discussed in detail in Note 15.

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye and shares converted during the year ended December 31, 2017 and 2016, are discussed in detail in Note 15.

Personal Guaranty and Stock Pledge

In connection with the Company’s mortgage loan on the Company’s headquarters facility, George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

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

	For the Year Ended,
	2017	2016
George J. Coates (a) (b)	$26,000	$16,000
Gregory G. Coates (c) (d) (e)	58,000	139,000
Bernadette Coates (f)	-0-	5,000

(a)	For the years ended December 31, 2017 and 2016, George J. Coates earned additional base compensation of $240,000 and $250,000, respectively, payment of which is being deferred until the Company has sufficient working capital. At December 31, 2017 and 2016, the total amount of deferred compensation was $1,221,000 and $981,000, respectively. These amounts are included in deferred compensation in the accompanying balance sheets at December 31, 2017 and 2016.
(b)	During the year ended December 31, 2017, the Company issued 3,351 shares of Series A Preferred Stock with an estimated fair value of $17,000 to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%.
(c)	During the year ended December 31, 2017 and 2016, George J. Coates was awarded 136,599 and 59,694 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $5,204,000 and $6,386,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary of the date of issuance.
(d)	For the years ended December 31, 2017 and 2016, Gregory G. Coates earned additional base compensation of $110,000 and $33,000, respectively, payment of which is being deferred until the Company has sufficient working capital. At December 31, 2017 and 2016, the total amount of deferred compensation was $143,000 and $33,000, respectively. These amounts are included in deferred compensation in the accompanying balance sheets at December 31, 2017 and 2016.
(e)	During the years ended December 31, 2017 and 2016, Gregory G. Coates was awarded 10,646 and 4,360 shares of Series B Convertible Preferred Stock with an estimated fair value of $423,000 and $455,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary of the date of issuance.
(f)	For the year ended December 31, 2016, Bernadette Coates, who retired at the end of third quarter of 2016, earned additional base compensation of $50,000, respectively, payment of which is being deferred until the Company has sufficient working capital. At December 31, 2017 and 2016, the total amount of deferred compensation was $242,000. These amounts are included in deferred compensation in the accompanying balance sheets at December 31, 2017 and 2016.

During the years ended December 31, 2017 and 2016, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $63,000 and $6,000, respectively. For the years ended December 31, 2017 and 2016, Mr. Kaye earned compensation of $113,000 and $102,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. During the year ended December 31, 2016, the Company agreed to accrue interest on the balance of his deferred compensation retroactive to when it began being deferred in May 2012, and, accordingly, recorded interest expense at the rate of 17% per annum, of $105,000. This amount is included in interest expense in the accompanying statement of operations for the year ended December 31, 2016. Interest continues to be accrued on the unpaid balance. During the year ended December 31, 2017, interest accrued on Mr. Kaye’s deferred compensation amounted to $60,000. At December 31, 2017, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $418,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at December 31, 2017. During the years ended December 31, 2017 and 2016, Barry C. Kaye was awarded 823 and 335 shares of Series B Convertible Preferred Stock, respectively, with an estimated fair value of $27,000 and $35,000, respectively, for anti-dilution. Each share of Series B Convertible Preferred Stock becomes convertible into 1,000 shares of common stock at any time after the second anniversary of the date of issuance.

Coates International, Ltd.

Notes to Financial Statements – (Continued)

At December 31, 2017, the Company owed deferred compensation to an employee in the amount of $16,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at December 31, 2017.

21. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and commitments at December 31, 2017, all of which are payable during the year ended December 31, 2018:

Deferred compensation	$1,621,322
Promissory notes to related parties	1,472,409
Mortgage loan payable	1,273,158
Convertible promissory notes	186,444
Total	$4,553,333

22. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

23. RECENTLY ISSUED ACCOUNTING STANDARDS

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard but does not expect it to have a material impact on its financial statements.

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

Coates International, Ltd.

Notes to Financial Statements – (Continued)

24. SUBSEQUENT EVENTS

Section 3(a)10 Exempt Securities Transaction

On March 19, 2018, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Livingston Asset Management LLC, a Florida limited liability company (“LAM”), pursuant to which the Company agreed to issue common stock to LAM in exchange for the settlement of $69,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. LAM purchased the obligations and accounts payable from certain vendors of the Company as described below.

On April 2, 2018, the Circuit Court of Baltimore County, Maryland (the “Court”), entered an order (the “LAM Order”) approving, among other things, the fairness of the terms and conditions of an exchange in reliance upon an exemption from registration provided for in Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and LAM. Pursuant to the court order, LAM commenced an action against the Company to recover an aggregate of $69,000 of past-due obligations and accounts payable of the Company, which LAM had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between LAM and each of such vendors (the “LAM Assigned Accounts”). The LAM Assigned Accounts relate to certain accounting services provided to the Company and a supplier invoice. The Settlement Agreement became effective and binding upon the Company and LAM upon execution of the Order by the Court on April 2, 2018.

Pursuant to the terms of the Settlement Agreement approved by the LAM Order, on April 2, 2018, the Registrant agreed to issue shares to LAM (the “LAM Settlement Shares”) of the Registrant’s common stock at a 30% discount from the selling price of the settlement shares sold by LAM, as defined in the settlement agreement. The Settlement Agreement provides that the LAM Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the settlement amount through the issuance of freely trading securities issued in reliance upon an exemption provided for in Section 3(a)(10) of the Securities Act. The parties reasonably estimate that the fair market value of the LAM Settlement Shares to be received by LAM is equal to approximately $99,000. Additional tranche requests shall be made as requested by LAM until the LAM Settlement Amount is paid in full.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to LAM or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by LAM and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by LAM and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

The Company is required to reserve a sufficient number of shares of its Common Stock to provide for issuances thereof, upon full satisfaction of the Settlement Amount.

On April 6, 2018, the Company issued 4,480,000 shares of Common Stock to LAM, upon which LAM paid $40,000 of the Settlement Amount of the Company's past due accounts payable purchased by LAM in accordance with the Settlement Agreement.

Certificate of Validation

On April 2, 2018, the Company filed a certificate of validation with the state of Delaware, which had retroactive effect to the close of trading in the Corporation’s common stock on December 1, 2017, in order to:

(i)	cure certain technical, procedural defects related to the 1:200 reverse stock split, which became effective at the close of trading on December 31, 2017,

(ii)	clarify that the reverse stock split effected a 1:200 reduction in the number of the Corporation’s authorized shares of common stock, from 12,000,000,000 to 60,000,000, with retroactive effect to the close of trading on December 1, 2017,

Coates International, Ltd.

Notes to Financial Statements – (Continued)

(iii)	clarify that the reverse stock split effected 1:200 reduction in the number of authorized shares of the Corporation’s preferred stock, from 100,000,000 to 500,000 with retroactive effect to the close of trading on December 1, 2017; and,

(iv)	concurrently therewith, further amend the Corporation’s Amended Certificate of Articles of Incorporation with the State of Delaware to increase the number of the Corporation’s authorized shares of common stock, par value $0.0001 from 60,000,000 to 120,000,000 and reduce the number of authorized shares of the Corporation’s preferred stock, par value $0.001 from 500,000 to 350,000.

The above corporate action was authorized by the board of directors on February 28, 2018, and by means of obtaining the written consent of George J. Coates, the sole majority stockholder, was approved by the shareholders on March 1, 2018.

Issuance of Convertible Promissory Notes

During the period from January 1, 2018 to April 13, 2018, the Company issued convertible promissory notes and received aggregate net proceeds of $265,000, after transaction costs. The holders may convert the convertible note at any time beginning six months after funding, into shares of the Company’s common stock at a conversion price ranging from 62% to 70% of the trading price, as defined, of the Company’s common stock over a specified trading period prior to the date of conversion.

Conversion of Convertible Promissory Notes

During the period from January 1, 2018 to April 13, 2018, convertible promissory notes with an aggregate balance of $90,000, including accrued interest thereon, were converted into 9,715,685 unregistered shares of the Company’s common stock.

Issuance of Anti-dilution shares

During the period from January 1, 2018 to April 13, 2018, the Company issued 48,915, 3,702 and 290 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $545,000, $41,000 and $3,000, respectively.

Repayment of 17% Promissory Notes to Related Parties

During the period from January 1, 2018 to April 13, 2018, the Company partially repaid promissory notes to George J. Coates, Gregory G. Coates. Bernadette Coates and one employee amounting to $20,000, $15,000, $15,000 and $5,000, respectively. These promissory notes bear interest at the rate of 17% per annum and are payable on demand.

Deferred Compensation

As of April 13, 2018, George J. Coates, Gregory G. Coates and Barry C. Kaye agreed to additional deferral of their compensation amounting to $72,000, $22,000, and $39,000, respectively, and Barry C. Kaye was paid $35,000 of his deferred compensation bringing their total deferred compensation to $1,293,000, $164,000, and $257,000, respectively.

Compensatory Arrangement with Board Member

In April 2018, the Company entered into a compensatory arrangement with Richard Whitworth, a member of the board of directors, pursuant to which the Company will pay Mr. Whitworth 10% of sales billed and collected from new business acquired as a direct result of Mr. Whitworth's efforts.

