Form 10-Q
period 2018-03-31
COATES INTERNATIONAL LTD \DE\
filed 2018-05-14
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-33155

COATES INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Nevada	22-2925432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

As of May 14, 2018, the Registrant had 59,338,954 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$48,496	$6,807
Inventory	102,163	103,610
Other current assets	50,446	608
Total Current Assets	201,105	111,025
Property, plant and equipment, net	2,022,299	2,031,684
Deferred licensing costs, net	32,811	33,882
Total Assets	$2,256,215	$2,176,591

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,660,903	$2,544,003
Deferred compensation payable	1,708,332	1,621,322
Promissory notes to related parties	1,417,409	1,472,409
Mortgage loan payable	1,258,158	1,273,158
Derivative liability related to convertible promissory notes	496,704	358,996
Convertible promissory notes, net of unamortized discount	276,042	96,816
Unearned revenues	150,595	150,595
Sublicense deposits	19,200	60,725
Total Current Liabilities	7,987,343	7,578,024
Non-current portion of sublicense deposits	644,700	607,975
Total Liabilities	8,632,043	8,185,999

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value, 350,000 shares authorized:
Series A Preferred Stock, 5,000 shares designated, 3,601 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Series B Convertible Preferred Stock, 345,000 shares designated, 281,378 and 228,471 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	281	228
Common Stock, $0.0001 par value, 120,000 shares authorized, 45,300,694 and 36,943,242 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4,530	3,694
Additional paid-in capital	68,672,687	67,699,876
Accumulated deficit	(75,053,330)	(73,713,210)
Total Stockholders' Deficiency	(6,375,828)	(6,009,408)
Total Liabilities and Stockholders' Deficiency	$2,256,215	$2,176,591

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Sublicensing fee revenue	$4,800	$4,800
Total Revenues	4,800	4,800
Expenses:
Research and development costs	1,489	138,387
Stock-based compensation expense	589,384	191,325
Compensation and benefits	136,337	131,747
General and administrative expenses	122,704	118,839
Depreciation and amortization	11,007	12,249
Total Operating Expenses	860,931	592,547
Loss from Operations	(856,131)	(587,747)
Other Expenses:
Increase in estimated fair value of embedded derivative liabilities	(137,708)	(51,277)
Loss on conversion of convertible notes	(20,679)	(11,629)
Interest expense, net	(325,602)	(196,515)
Total other expenses	(483,989)	(259,421)
Loss Before Income Taxes	(1,340,120)	(847,168)
Provision for income taxes	-	-
Net Loss	$(1,340,120)	$(847,168)

Basic net loss per share	$(0.03)	$(0.05)
Basic weighted average shares outstanding	42,634,127	15,504,818
Diluted net loss per share	$(0.03)	$(0.05)
Diluted weighted average shares outstanding	42,634,127	15,504,818

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net Cash Used in Operating Activities	$(138,825)	$(144,527)

Net Cash Used in Investing Activities	-	-

Cash Flows Provided by Financing Activities:
Issuance of convertible promissory notes	265,200	90,000
Issuance of common stock under equity purchase agreements	-	42,944
Issuance of promissory note	-	25,000
Issuance of promissory notes to related parties	-	4,740
Repayment of promissory notes and accrued interest to related parties	(65,434)	(9,765)
Repayment of mortgage loan	(15,000)	(15,000)
Net Cash Provided by Financing Activities	184,766	137,919
Net Increase (Decrease) in Cash	45,941	(6,608)
Cash, beginning of period	2,555	9,163
Cash, end of period	$48,496	$2,555

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$161,069	$26,566

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$714,942	$56,372

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

March 31, 2018

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

These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s quarterly financial statements and the notes thereto included in its Quarterly Reports.

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

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2018, had a stockholders’ deficiency of ($6,376,000). In addition, our mortgage loan which had a principal balance of $1,258,000 at March 31, 2018, matures in July 2018. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. In addition, the recent trading price range of the Company’s common stock has introduced additional difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At March 31, 2018, the Company had negative working capital of ($7,786,000) compared with negative working capital of ($7,467,000) at the end of 2017.

The Company continues to actively seek out new sources of working capital; however, there can be no assurance that it will be successful in these efforts. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Reverse Stock Split

The Company effected a one-for-200 reverse stock split of all of its outstanding shares of common stock, Series A Preferred Stock, Series B Convertible Preferred Stock, common stock warrants and stock options as of the close of trading on December 1, 2017. All prior year balances of shares of capital stock, warrants and stock options outstanding and all presentations and disclosures of transactions in shares of capital stock, warrants and stock options have been restated on a pro forma basis as if the reverse stock split had occurred prior to January 1, 2017. Such restatements include calculations regarding the Company’s weighted average shares outstanding and loss per share.

Inventory

Inventory consists of raw materials and work-in-process, including overhead. Inventory is stated at the lower of cost or net realizable value. Inventory is accounted for on the first-in, first-out method.

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

At March 31, 2018 and December 31, 2017, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $33,000 and $34,000, respectively. Amortization expense for the three months ended March 31, 2018 and 2017 amounted to $1,000 and $1,000, respectively.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At March 31, 2018, amortization of the unamortized balance is as follows:

Year Ending	Amount
2018	14,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$165,000

At March 31, 2018 and December 31, 2017, the unamortized balance of this license deposit was $165,000 and $170,000, respectively. The current portion of $19,000 is included in sublicense deposits under current assets and the remainder of the balance is included in non-current sublicense deposits on the accompanying balance sheets at March 31, 2018 and December 31, 2017, respectively.

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based company formed for the purpose of manufacturing CSRV® products (“Coates Power”). Coates Power has not been able to commence operations due to ongoing delays in obtaining necessary support and approval from the Chinese government in spite of continuing efforts by Renown to do so on its behalf. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. As of March 31, 2018, the Company has only received an initial non-refundable deposit of $500,000. Until Coates Power can begin production of CSRV® products for Renown, the Company will not receive any further monies from its sublicense with Renown.

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

The Company received a $131,000 cash deposit with an order from Coates Power to produce two Gen Sets. This amount is included in Deposits in the accompanying balance sheets at March 31, 2018 and December 31, 2017. The Company intends to build and ship these two generators at such time that Coates Power is able to commence production in accordance with the manufacturing license agreement and there is sufficient working capital for this purpose.

7. OTHER CURRENT ASSETS

Other current assets at March 31, 2018 and December 31, 2017 amounted to $50,000 and $1,000, respectively. The balance at March 31, 2018 included $48,000 for inventory billed, but not received.

8. INVENTORY

Inventory consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$102,000	$104,000

Coates International, Ltd.

Notes to Financial Statements - (Continued)

9. LICENSE DEPOSITS

Sublicensing fee revenue for the three months ended March 31, 2018 and 2017 amounted to $5,000 and $5,000, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consists of the following:

	March 31, 2018	December 31, 2016
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	57,000
	3,028,000	3.028,000
Less: Accumulated depreciation	(1,006,000)	(996,000)
Total	$2,022,000	$2,032,000

Depreciation expense amounted to $10,000 and $11,000 for the three months ended March 31, 2018 and 2017, respectively.

11. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum and matures in July 2018. Interest expense for the three months ended March 31, 2018 and 2017 amounted to $24,000 and $25,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at March 31, 2018 and December 31, 2017 was $1,258,000 and $1,273,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty. The Company will be required to renegotiate the terms of a further extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so, could adversely affect the Company’s financial position and results of operations.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2018	December 31, 2017
Legal and professional fees	$1,396,000	$1,427,000
Accrued interest expense	622,000	582,000
General and administrative expenses	528,000	420,000
Research and development costs	115,000	115,000
Total	$2,661,000	$2,544,000

13. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the three months ended March 31, 2018 and 2017, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $-0- and $4,000, respectively and repaid promissory notes to George J. Coates in the aggregate principal amount of $20,000 and $4,000, respectively. Interest expense for the three months ended March 31, 2018 and 2017 amounted to $13,000 and $13,000, respectively.

The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At March 31, 2018, the outstanding principal balance was $-0- and the balance of unpaid accrued interest was $331,000.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. Interest is being imputed on this promissory note at the rate of 10% per annum. During the three months ended March 31, 2018 and 2017, the Company, partially repaid $15,000 and $-0-, respectively of this promissory note. Imputed interest expense for the three months ended March 31, 2018 and 2017, amounted to $35,000 and $35,000, respectively. At March 31, 2018, the outstanding principal balance was $1,403,000.

Promissory Notes Issued to Bernadette Coates

During the three months ended March 31, 2018 and 2017, the Company issued promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $-0- and $1,000, respectively. The Company repaid promissory notes to Bernadette Coates in the principal amount of $15,000 and $6,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. Interest expense for the three months ended March 31, 2018 and 2017, amounted to $7,000 and $3,000, respectively. At March 31, 2018, the outstanding principal balance was $14,000.

Promissory Note Issued to Employee

The Company issued a promissory note to an employee which was payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. In February 2018, this note was repaid in full along with accrued interest thereon of $1,400.

The aggregate amount of unpaid accrued interest on all promissory notes amounting to $432,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2018.

14. PROMISSORY NOTE

In March 2017, the Company issued a $25,000 promissory note with a maturity date of May 13, 2017. Interest was payable upon maturity in the form of 10,000,000 shares of unregistered, restricted shares of the Company's common stock. In addition, the Company agreed to extend warrants held by the lender to purchase 10,839,752 shares of common stock that were scheduled to expire in 2017 for an additional five years and modify the exercise price to $0.03 per share. On May 5, 2017, the Company prepaid the note in full and issued 8,688,525 shares of its common stock representing the prorated number of shares for interest on the note, as a result of the prepayment. Interest expense of $4,000 was recorded for issuance of these shares based on the closing trading price on the date of issuance.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

15. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which are used for general working capital purposes. At March 31, 2018, there was $385,000 principal amount of convertible promissory notes outstanding. During the three months ended March 31, 2018 and 2017, $287,000 and $93,000 of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 39% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at March 31, 2018 ranged from 107% to 147%. The unamortized discount on the outstanding convertible notes at March 31, 2018 and December 31, 2017 amounted to $116,000 and $52,000, respectively.

The convertible notes generally become convertible, in whole, or in part, beginning on the six month anniversary of the issuance date and may be prepaid at the option of the Company, with a prepayment penalty ranging from 15% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with an aggregate outstanding balance of $53,000 is convertible in monthly installments in an amount determined by the noteholder, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash, without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be re-measured 23 trading days after the conversion shares are originally delivered. If the re-measured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

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

The following table presents the Company's fair value hierarchy of financial assets and liabilities measured at fair value at:

	March 31, 2018	December 31, 2017

Level 1 Inputs	$-	$-
Level 2 Inputs	497,000	359,000
Level 3 Inputs	-	-
Total	$497,000	$359,000

In a series of transactions, during the three months ended March 31, 2018, convertible promissory notes with an aggregate principal balance of $82,000, including accrued interest thereon were converted into 8,357,452 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $21,000 for the three months ended March 31, 2018.

In a series of transactions, during the three months ended March 31, 2017, convertible promissory notes with an aggregate principal balance of $56,000, including accrued interest thereon were converted into 854,365 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $12,000 for the three months ended March 31, 2017.

At March 31, 2018, the Company did not have enough unissued, authorized shares of its common stock to meet the 160,748,286-share aggregate contractual reserve requirements of its outstanding convertible debt. This was due to the filing of a Certificate of Validation with the Secretary of State of Delaware on April 2, 2018, as more fully discussed in Note 24, which reduced the number of authorized shares of common stock from 12,000,000,000 to 120,000,000. This reduction was retroactive to the close of trading in the Company's common stock on December 1, 2017. The Company has obtained 90-day waivers of this default from each of the convertible noteholders. As discussed in more detail in Note 24, on May 7, 2018, the Company filed a Notice of Conversion with the Secretary of State of Nevada, which increased the number of authorized shares of the Company's common stock from 120,000,000 to 2,400,000,000, thereby automatically curing this default condition for all convertible notes. At March 31, 2018, $149,000 of the Company’s outstanding convertible notes were eligible for conversion.

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

At the close of trading in the Company’s common stock on December 1, 2017, a 1:200 reverse stock split of all of the Company’s shares of common stock, shares of preferred stock, common stock warrants and stock options became effective. Shareholders were paid cash-in-lieu of any fractional shares that would have resulted in connection with the reverse stock split. The reverse stock split was approved by the board of directors and George J. Coates, the majority stockholder by means of a written consent. For purposes of presenting the accompanying financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018, all balances, transactions and calculations were restated on a pro forma basis as if the reverse stock split occurred prior to the beginning of the year ended December 31, 2017.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

The following common stock transactions occurred during the three months ended March 31, 2018:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $82,000, including accrued interest thereon were converted into 8,375,452 unregistered shares of common stock.

The following common stock transactions occurred during the nine months ended September 30, 2017:

●	In a series of transactions during the three months ended March 31, 2017, convertible promissory notes with an aggregate principal balance of $56,000, including accrued interest thereon were converted into 854,365 unregistered shares of common stock.

●	During the three months ended March 31, 2017, Barry C. Kaye converted 6.86 shares of Series B into 6,860 unregistered, restricted shares of the Company’s common stock.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 5,000 shares designated, 3,601 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates, which entitle him to 36,010,000 million votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

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

During the three months ended March 31, 2017, the Company issued 3,351 shares of Series A Preferred Stock to George J. Coates representing anti-dilution shares to restore Mr. Coates’ percentage of eligible votes to 85.7%. This percentage increased as a result of Mr. Coates’ acquisition of additional shares of common stock in 2016.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

●	Series B Convertible Preferred Stock, par value $0.001 per share, 345,000 shares designated and 281,378 and 228,471 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock, not related to conversions of Series B Convertible Preferred Stock, by these key employees. At March 31, 2018, the fixed ownership percentages were as follows:

1.	George J. Coates – 80.63%

2.	Gregory G. Coates – 6.10%

3.	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The following presents by year, the number of shares of Series B held and the year that they become eligible for conversion into shares of common stock, as of March 31, 2018.

	Total	2018	2019	2020
George J. Coates	260,020	74,506	136,599	48,915
Gregory G. Coates	19,832	5,484	10,646	3,702
Barry C. Kaye	1,526	413	823	290
Total	281,378	80,403	148,068	52,907

For the three months ended March 31, 2018, 48,915, 3,702 and 290 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $545,000, $41,000 and $3,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the three months ended March 31, 2018.

For the three months ended March 31, 2017, 3,861, 597 and 47 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $132,000, $39,000 and $3,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the nine months ended March 31, 2017.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

During the three months ended March 31, 2017, Barry C. Kaye converted 6.86 shares of Series B into 6,868 unregistered, restricted shares of the Company’s common stock.

In the event that all of the 281,378 shares of Series B outstanding at March 31, 2018 were converted, once the conversion restrictions lapse, an additional 281,378,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at March 31, 2018, this would dilute the ownership percentage of non-affiliated stockholders from 85.4% to 12.8%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

17. LOSS PER SHARE

At March 31, 2018, there were stock warrants outstanding to purchase 741,725 shares of common stock at exercise prices ranging from $0.10 to $13.50 per share, vested stock options outstanding to acquire 62,350 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share and $385,000 of convertible promissory notes outstanding, which on a pro forma basis assuming all such promissory notes were converted into shares of common stock using the contractual conversion price determined as of the close of trading on the last trading in March 2018, would have been convertible into 33,314,645 shares of common stock.

At March 31, 2017, there were stock warrants outstanding to purchase 751,725 shares of common stock at exercise prices ranging from $0.10 to $13.50 per share, vested stock options outstanding to acquire 62,350 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share and $140,000 of convertible promissory notes outstanding, which on a pro forma basis assuming all such promissory notes were converted into shares of common stock using the contractual conversion price determined as of the close of trading on the last trading in March 2017, would have been convertible into 3,257,093 shares of common stock.

For the three months ended March 31, 2018 and 2017, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

During the three months ended March 31, 2018 and 2017, no stock options were granted. There were no unvested stock options outstanding at March 31, 2018.

During the three months ended March 31, 2018 and 2017, the Company did not incur any stock-based compensation expense related to employee stock options. At March 31, 2018, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 3/31/18	$5.60 – $88.00	62,500	9	62,500	$36.34	$33.84

No stock options were exercised, forfeited or expired during the three months ended March 31, 2018 and 2017.

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

Deferred tax assets increased by $247,000 and $833,000 for the three months ended March 31, 2018 and 2017, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at March 31, 2018 and December 31, 2017.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2014 through 2016, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the three months ended March 31, 2018 and 2017, there were no penalties or interest related to the Company’s income tax returns.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

At March 31, 2018, the Company had available, $20,908,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2038 and $10,504,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2038.

20. RELATED PARTY TRANSACTIONS

Licensing Agreement for CSRV® System Technology

The Company’s intellectual property rights for the CSRV® System Technology are derived from the licensing agreement with George J. Coates and Gregory G. Coates, as more fully discussed in Note 4. The Company pays for all costs of new patent filings and patent maintenance on intellectual properties licensed to it by George J. Coates and Gregory G. Coates. For the three months ended March 31, 2018 and 2017, these costs amounted to $4,000 and $4,000, respectively.

Non-Exclusive distribution sublicense to Renown Power Development, Ltd.

The Company has granted a non-exclusive distribution sublicense to Renown, as more fully discussed in Note 6. Renown is controlled by James Pang, the Company’s exclusive liaison agent in China.

Issuances of Promissory Notes to Related Parties

Issuances of promissory notes to related parties during the three months ended March 31, 2018 and 2017, are discussed in detail in Note 15.

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

Stock Options

Stock options previously granted to related parties, all of which are fully vested are more fully discussed in Note 18.

Issuances and Conversions of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates during the three months ended March 31, 2018 and 2017 are discussed in detail in Note 16.

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye and shares converted during the three months ended March 31, 2018 and 2017, are discussed in detail in Note 16.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory G. Coates and Bernadette Coates, exclusive of stock-based compensation for unregistered, restricted shares of Preferred Stock awarded to George J. Coates and Gregory G. Coates is summarized as follows:

	For the three months ended March 31,
	2018	2017
George J. Coates (a) (b)	$4,000	$14,000
Gregory G. Coates (c) (d)	24,000	3,000
Bernadette Coates (e)	-	-

(a)	For the three months ended March 31, 2018 and 2017, George J. Coates earned additional base compensation of $63,000 and $53,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at March 31, 2018 and December 31, 2017, was $1,283,000 and $1,221,000, respectively.

(b)	During the three months ended March 31, 2018 and 2017, George J. Coates was awarded Series A Preferred Stock and Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 16.

(c)	For the three months ended March 31, 2018 and 2017, Gregory G. Coates earned additional base compensation of $19,000 and $38,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at March 31, 2018 and December 31, 2017, was $161,000 and $143,000, respectively.

(d)	During the three months ended March 31, 2018 and 2017, Gregory G. Coates was awarded Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 16.

(e)	The Company had been deferring base compensation for Bernadette Coates, who retired in 2016, until it has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at March 31, 2018 and December 31, 2017, was $242,000.

During the three months ended March 31, 2018 and 2017, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $35,000 and $10,000, respectively. For the three months ended March 31, 2018 and 2017, Mr. Kaye earned compensation of $33,000 and $32,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. During the three months ended March 31, 2018 and 2017, interest accrued on Mr. Kaye’s deferred compensation amounted to $18,000 and $13,000, respectively. At March 31, 2018, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $434,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2018. During the three months ended March 31, 2018 and 2017, Barry C. Kaye was awarded Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 16.

At March 31, 2018 the Company owed deferred compensation to an employee in the amount of $22,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at March 31, 2018.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

21. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2018:

	Total	2018	2019
Deferred compensation	$1,708,000	$1,708,000	$-
Promissory notes to related parties	1,418,000	1,418,000	-
Mortgage loan payable	1,258,000	1,258,000	-
Convertible promissory notes	392,000	340,000	52,000
Total	$4,776,000	$4,724,000	$52,000

22. LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

23. RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption. The Company intends to adopt this standard in its first quarter of 2019.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

24. SUBSEQUENT EVENTS

Certificate of Validation

On April 2, 2018, the Company filed a certificate of validation with the state of Delaware which had retroactive effect to the close of trading in the Corporation’s common stock on December 1, 2017, in order to:

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

Certificate of Conversion and Certificate of Designation

On May 9, 2018, the Company filed a Certificate of Conversion and a Certificate of Designation which caused the following corporate actions to become effective:

(i)	The Corporation’s State of Domicile was converted from the State of Delaware to the State of Nevada.

(ii)	The number of authorized shares of capital stock of the Company was increased to:

a.	2,400,000,000 shares of common stock, par value $0.0001 per share

b.	100,000,000 shares of preferred stock, par value $0.001 per share

(iii)	The series and number of shares of preferred stock designated from the 100,000,000 shares of preferred stock authorized, was increased to:

a.	1,000,000 shares of Series A Preferred Stock, $0.001 per share

b.	10,000,000 shares of Series B Convertible Preferred Stock, $0.001 per share

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

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

During the period from April 6, 2018 through May 14, 2018, the Company issued 8,970,000 shares of Common Stock to LAM to be sold in the open market in reliance upon an exemption provided for in Section 3(a)(10) of the Securities Act. Proceeds from the sales are to be used to satisfy past-due obligations of the Company previously assigned to LAM. During the period from April 6, 2018 through May 14, 2018, Lam has paid $40,000 of the Settlement Amount of the Company's past due obligations in accordance with the Settlement Agreement.

Conversion of Convertible Promissory Notes

During the period from April 1, 2018 to May 14, 2018, $29,000 principal amount of convertible promissory notes, including accrued interest, was converted into 5,068,261 unregistered, restricted shares of the Company’s common stock.

Issuances of Promissory Notes to Related Parties

During the period from April 1, 2018 to May 14, 2018, the Company issued promissory notes to George J. Coates and received aggregate cash proceeds of $1,000. During the period from April 1, 2018 to May 14, 2018, the Company issued promissory notes to Bernadette Coates and received aggregate cash proceeds of $11,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Deferred Compensation

During the period from April 1, 2018 to May 14, 2018, George J. Coates, Gregory G. Coates, Barry C. Kaye and one employee agreed to additional deferral of their compensation amounting to $34,000, $10,000, $22,000 and $4,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” INCLUDED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 31, 2017.

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

Plan of Operation

Manufacturing, Sales and Distribution

We have completed development of the CSRV® system technology-based generator engine, including retrofitting a next generation Cummins industrial engine with our CSRV® engine technology. This unit is being used to attract new licensing transactions and other manufacturing activities. We will need to raise sufficient new working capital to ramp up our own manufacturing and distribution operations.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Our principal business activities and efforts during the three months ended March 31, 2018 and 2017 were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas and (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations.

Although we incurred substantial net losses for the three months ended March 31, 2018 and 2017 of ($1,340,120) and ($847,168), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($138,825) and ($144,527) in 2018 and 2017, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash losses incurred in 2018 and 2017 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the three months ended March 31, 2018 and 2017.

Sublicensing fee revenue for the three months ended March 31, 2018 and 2017 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

There were only limited research and development activities for the three months ended March 31, 2018. For the three months ended March 31, 2017 research and development activities were primarily related to applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas. Research and development expenses decreased to $1,489 from $138,387 in 2017, due to a curtailment in research and development activities in the 2018 first quarter period.

Stock-based Compensation Expense

Stock-based compensation expense increased by $398,059 to $589,384 for the three months ended March 31, 2018 from $191,325 for the three months ended March 31, 2017. This increase was primarily due to an increase in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution, partially offset because no shares of Series A Preferred Stock were issued in the 2018 period compared with the issuance of shares of Series A Preferred Stock with an estimated fair value of $17,219 to George J. Coates for anti-dilution in 2017.

Compensation and Benefits

Compensation and benefits increased by $4,590 to $136,337 for the three months ended March 31, 2018 from $131,747 for the three months ended March 31, 2017. This increase was primarily due to an $29,100 decrease in the amount of compensation allocated from compensation and benefits expense to research and development costs in the 2018 period, partially offset by the reduction in 2018 from the retirement of Bernadette Coates and a reduction in other compensation costs.

General and Administrative Expenses

General and administrative expenses increased by $3,875 to $122,714 for the three months ended March 31, 2018 from $118,839 for the three months ended March 31, 2017. This net increase in 2018 resulted from increases in legal and professional fees of $6,926, property taxes of $4,725 and building expenses of $4,511, partially offset by decreases in utilities of ($4,996), miscellaneous expenses of ($3,662), financing costs of ($2,820) and all other expenses, net of ($809).

Depreciation and Amortization

Depreciation and amortization expense decreased to $11,007 for the three months ended March 31, 2018 from $12,249 for the three months ended March 31, 2017.

Loss from Operations

A loss from operations of ($856,131) was incurred for the three months ended March 31, 2018 compared with a loss from operations of ($587,747) for the three months ended March 31, 2017. The $268,384 increase in the amount of the loss from operations in 2018 was primarily attributable to the increase in non-cash, stock-based compensation expense of $398,059, partially offset by the ($136,898) decrease in research and development costs.

Other Expenses

Increase in Estimated Fair Value of Embedded Derivative Liabilities

The estimated fair value of embedded derivative liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended March 31, 2018 and 2017, other expense was recorded to reflect the increase in the fair value of embedded derivative liabilities of ($137,708) and ($51,277), respectively.

Loss on conversion of convertible notes

For the three months ended March 31, 2018 and 2017, the Company realized a non-cash loss on conversion of convertible notes of ($20,679) and ($11,629), respectively.

Interest Expense

Interest expense increased to ($325,602) for the three months ended March 31, 2018 from ($196,515) in 2017. Interest expense in 2018 consisted of non-cash interest related to convertible promissory notes of $228,174, interest on amounts due to related parties of $71,809, mortgage loan interest of $23,786 and net other interest of $1,833.

Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $90,070, interest on amounts due to related parties of $64,462, mortgage loan interest of $33,475 and net other interest of $8,508.

Deferred Taxes

For the three months ended March 31, 2018 and 2017, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended March 31, 2018, we incurred a net loss of ($1,340,120) or ($0.03) basic net loss per share, as compared with net loss of ($847,168) or ($0.05) basic net loss per share for the three months ended March 31, 2017. The increase in the amount of the net loss was primarily attributable to an increase in non-cash, stock-based compensation expense of $398,059, an increase in the estimated fair value of embedded derivative liabilities of $86,431 and an increase in interest expense of $129,087, partly offset by a ($136,898) decrease in research and development costs.

Liquidity and Capital Resources

Our cash position at March 31, 2018 was $48,896, an increase of $41,689 from the cash position of $6,807 at December 31, 2017. We had negative working capital of ($7,786,238) at March 31, 2018, which represents a decrease in our working capital of ($319,239) compared to the ($7,466,999) of negative working capital at December 31, 2017. Our current liabilities of $7,987,343 at March 31, 2018, increased by $409,319 from $7,578,024 at December 31, 2017. This net increase resulted from (i) a $179,226 increase in the carrying amount of convertible promissory notes, net of unamortized discount, (ii) a $137,708 net increase in the derivative liability related to convertible promissory notes (iii) a $116,900 increase in accounts payable and accrued liabilities, (iv) an $87,010 increase in deferred compensation payable, partially offset by (v) repayment of ($55,000) of promissory notes to related parties, (vi) a $41,525 decrease in the current portion of sublicense deposits and (vii) repayment of ($15,000) of principal of the mortgage loan payable.

The major outlays of cash during the three months ended March 31, 2018 and 2017 were for repayments of principal and interest on the mortgage loan, repayments of loans from related parties, patent maintenance expenses, employee compensation and benefits, legal and professional fees, property taxes, financing costs, investors relations expenses and other general and administrative expenses.

Net Cash Flows Used in Operating Activities

Operating activities utilized cash of ($138,825) for the three months ended March 31, 2018, a decrease of $5,702 from the cash utilized for operating activities of ($144,527) for the three months ended March 31, 2017. Cash utilized by operating activities in the three months ended March 31, 2018 resulted from (i) a cash basis net loss of ($285,759), after adding back (deducting) non-cash stock-based compensation expense of $589,384, interest accrued, but not paid of $300,384, an increase in embedded derivative liabilities related to convertible notes of $137,708, a non-cash loss on conversion of convertible notes of $20,679, depreciation and amortization of $11,007 and non-cash licensing revenues of ($4,800) and (ii) changes in current assets and liabilities, including a decrease in inventory of $1,446, an increase in other assets of ($49,839), an increase of $108,316 in accounts payable and accrued liabilities and an increase in deferred compensation payable of $87,010.

Net Cash Used in Investing Activities

No cash was used in investing activities for the three months ended March 31, 2018 and 2017.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018, amounted to $184,766, an increase of $46,847 from the cash provided by financing activities of $137,919 for the three months ended March 31, 2017. This was comprised of proceeds from issuances of convertible promissory notes aggregating $265,000, partially offset by partial repayments of principal and interest on promissory notes to related parties of ($65,434) and principal repayments of ($15,000) on a mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, amounting to an accumulated deficit of ($75,053,330) as of March 31, 2018 and had a stockholders’ deficiency of ($6,375,828). In addition, our mortgage loan which had a principal balance of $1,258,000 at March 31, 2018, matures in July 2018. The Company will be required to renegotiate the terms of an extension of the mortgage loan or successfully refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. Further, the recent trading price range of the Company’s common stock has introduced additional risk and difficulty to the Company’s challenge to secure needed additional working capital. We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

These factors raise substantial doubt about our ability to continue as a going concern. Our Independent Registered Public Accountants have stated in their Auditor’s Report dated April 17, 2018, with respect to our financial statements as of and for the year ended December 31, 2017, that these circumstances raise substantial doubt about our ability to continue as a going concern.

During 2018, we restricted variable costs to only those expenses that are necessary to perform activities related to efforts to negotiate sublicenses for distribution of our CSRV® products, raising working capital to enable us to commence limited production of our CSRV® system technology products, research and development and general and administrative costs in support of such activities.

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

At March 31, 2018, current liabilities amounted to $7,987,343, comprised of deferred compensation of $1,708,332, promissory notes due to related parties aggregating $1,417,409, legal and professional fees of $1,396,357, mortgage loan amounting to $1,258,158, accrued interest expense of $621,740, accrued general and administrative expenses of $527,947, a derivative liability related to convertible promissory notes of $496,704, convertible promissory notes, net of unamortized discount of $276,042, unearned revenues of $150,595, accrued research and development expenses of $114,859 and the current portion of license deposits of $19,200.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2018:

	Total	2018	2019

Deferred compensation	$1,708,332	$1,708,332	$-
Promissory notes to related parties	1,417,409	1,417,409	-
Mortgage loan payable	1,258,158	1,258,158	-
Convertible promissory notes	392,551	340,051	52,500
Total	$4,776,450	$4,723,950	$52,500

Critical Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements for the period ended March 31, 2018, which are contained in this filing and notes to financial statements for the year ended December 31, 2017, which are contained in our 2017 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K filed April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the three months ended March 31, 2018 were exempt from registration pursuant to Section 4(2), Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Section 3(a)10 of the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In a series of transactions, convertible promissory notes with an aggregate principal balance of $82,000, including accrued interest thereon were converted into 8,357,452 unregistered shares of common stock.

The net proceeds from the original issuances of convertible promissory notes was used for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Certificate of Validation

On April 2, 2018, the Company filed a certificate of validation with the state of Delaware which had retroactive effect to the close of trading in the Corporation’s common stock on December 1, 2017, in order to:

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

Certificate of Conversion and Certificate of Designation

On May 9, 2018, the Company filed a Certificate of Conversion and a Certificate of Designation which caused the following corporate actions to become effective:

(i)	The Corporation’s State of Domicile was converted from the State of Delaware to the State of Nevada.

(ii)	The number of authorized shares of capital stock of the Company was increased to:

a.	2,400,000,000 shares of common stock, par value $0.0001 per share

b.	100,000,000 shares of preferred stock, par value $0.001 per share

(iii)	The series and number of shares of preferred stock designated from the 100,000,000 shares of preferred stock authorized, was increased to:

a.	1,000,000 shares of Series A Preferred Stock, $0.001 per share

b.	10,000,000 shares of Series B Convertible Preferred Stock, $0.001 per share

Item 6. Exhibits

Exhibit Number	Description
3.1*	Certificate of Conversion from a Delaware Corporation to a Nevada Corporation, as filed with the Secretary of State of Nevada. on May 9, 2018
3.2*	Articles of Incorporation, as filed with the Secretary of State of Nevada on May 9, 2018.
3.3*	Certificate of Designation of Preferred Stock, as filed with the Secretary of State of Nevada on May 9, 2018.
3.4*	By-Laws of Coates International, Ltd., dated May 9, 2018.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DE*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: May 14, 2018	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)

