Form 10-Q
period 2018-06-30
COATES INTERNATIONAL LTD \DE\
filed 2018-08-13
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(732) 449-7717

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of August 10, 2018, the Registrant had 188,934,066 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

JUNE 30, 2018

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets	1
	Statements of Operations	2
	Condensed Statements of Cash Flows	3
	Notes to Financial Statements	4-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

SIGNATURES		36

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$8,100	$6,807
Inventory	102,164	103,610
Other current assets	50,316	608
Total Current Assets	160,580	111,025
Property, plant and equipment, net	2,013,367	2,031,684
Deferred licensing costs, net	31,740	33,882
Total Assets	$2,205,687	$2,176,591

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,780,714	$2,544,003
Deferred compensation payable	1,797,382	1,621,322
Promissory notes to related parties	1,475,639	1,472,409
Mortgage loan payable	1,243,158	1,273,158
Derivative liability related to convertible promissory notes	354,081	358,996
Convertible promissory notes, net of unamortized discount	291,059	96,816
Unearned revenues	150,595	150,595
Sublicense deposits	19,200	60,725
Total Current Liabilities	8,111,828	7,578,024
Non-current portion of sublicense deposits	639,900	607,975
Total Liabilities	8,751,728	8,185,999

Commitments and Contingencies	-	-

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 350,000 shares authorized:
Series A Preferred Stock, 50,000 and 5,000 shares designated, 15,620 and 3,601 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	16	4
Series B Convertible Preferred Stock, 950,000 and 345,000 shares designated, 381,184 and 228,471 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	381	228
Common Stock, $0.0001 par value, 2,400,000,000 and 120,000 shares authorized, 72,979,521 and 36,943,242 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7,298	3,694
Additional paid-in capital	70,167,996	67,699,876
Accumulated deficit	(76,721,732)	(73,713,210)
Total Stockholders’ Deficiency	(6,546,041)	(6,009,408)
Total Liabilities and Stockholders’ Deficiency	$2,205,687	$2,176,591

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Sublicensing fee revenue	$4,800	$4,800	$9,600	$9,600
Total Revenues	4,800	4,800	9,600	9,600
Expenses:
Research and development costs	93,756	58,211	95,245	196,598
Stock-based compensation expense	1,294,049	3,020,230	1,883,433	3,211,556
Compensation and benefits	44,499	94,180	180,836	225,927
General and administrative expenses	163,767	24,270	286,481	143,109
Depreciation and amortization	10,002	12,249	21,009	24,497
Total Operating Expenses	1,606,073	3,209,140	2,467,004	3,801,687
Loss from Operations	(1,601,273)	(3,204,340)	(2,457,404)	(3,792,087)
Other Expenses:
Decrease (Increase) in estimated fair value of embedded derivative liabilities	142,623	(112,110)	4,915	(163,387)
Loss on conversion of convertible notes	(7,908)	(149,118)	(28,586)	(160,747)
Interest expense, net	(201,844)	(506,868)	(527,447)	(703,383)
Total other expenses	(67,129)	(768,096)	(551,118)	(1,027,517)
Loss Before Income Taxes	(1,668,402)	(3,972,436)	(3,008,522)	(4,819,604)
Provision for income taxes	-	-	-	-
Net Loss	$(1,668,402)	$(3,972,436)	$(3,008,522)	$(4,819,604)

Basic net loss per share	$(0.03)	$(0.20)	$(0.06)	$(0.27)
Basic weighted average shares outstanding	60,013,287	19,829,113	51,371,716	17,678,911
Diluted net loss per share	$(0.03)	$(0.20)	$(0.06)	$(0.27)
Diluted weighted average shares outstanding	60,013,287	19,829,113	51,371,716	17,678,911

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Net Cash Used in Operating Activities	$(267,637)	$(551,041)

Net Cash Used in Investing Activities	-	-

Cash Flows Provided by Financing Activities:
Issuance of convertible promissory notes	295,700	628,700
Issuance of promissory notes to related parties	60,730	43,340
Issuance of common stock under equity purchase agreements	-	42,944
Issuance of promissory note	-	30,000
Repayment of promissory notes and accrued interest to related parties	(57,500)	(122,000)
Repayment of mortgage loan	(30,000)	(30,000)
Repayment of promissory notes	-	(30,000)
Net Cash Provided by Financing Activities	268,930	562,984
Net Increase (Decrease) in Cash	1,293	11,943
Cash, beginning of period	6,807	9,163
Cash, end of period	$8,100	$21,106

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$52,007	$109,840

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$163,662	$449,614

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

June 30, 2018

(All amounts rounded to thousands of dollars)

(Unaudited)

1.	THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the “Company” or “CIL”) has acquired the exclusive licensing rights to the patented Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world. The Company is endeavoring to raise working capital to commence production of hydrogen gas and natural gas powered CSRV® industrial electric power generator sets (“Gen Sets)” and is also seeking to enter into sublicense agreements with third party, original equipment manufacturers (“OEM’s”) which provide for licensing fees. George J. Coates is also continuing with research and development of a hydrogen reactor to harvest Hydrogen Gas from water with the intent to power the Company’s products, including large industrial Gen Sets. George J. Coates, owner of the hydrogen reactor technology, has committed to license this technology to the Company to manufacture Hydrogen Gas powered products, once the related patent protection is in place.

Management believes the CSRV® engines provide the following advantages as compared to conventional internal combustion engines designed with “poppet valves”:

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

Since the Company’s inception, the Company has been responsible for the development costs of the CSRV® technology in order to optimize the value of the licensing rights and has incurred related operational costs, the bulk of which have been funded primarily through cash generated from licensing fees, sales of stock, short term convertible promissory notes, capital contributions, loans made by George J. Coates, Bernadette Coates, his spouse, Gregory G. Coates and certain directors, fees received from research and development of prototype models and a small number of CSRV® engine generator sales. The Company has incurred substantial cumulative losses from operations since its inception. Losses from operations are expected to continue until the CSRV® Engines® are successfully introduced into the marketplace, enabling the Company to generate substantial sales and/or receive substantial licensing revenues. These losses from operations were primarily related to research and development of the Company’s intellectual property rights, patent filing and maintenance costs and general and administrative expenses. The Company has also reported substantial non-cash expenses for stock-based compensation, remeasurement of the estimated fair value of embedded derivative liabilities related to convertible promissory notes issued and interest expense and losses on conversion of convertible promissory notes.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2018, had a stockholders’ deficiency of ($6,546,000). In addition, a mortgage loan which had a principal balance of $1,243,000 at June 30, 2018, matured in July 2018. The lender is working with us on an extension of the mortgage loan and has not demanded repayment of the balance. As directed by the lender, we are continuing to make payments on the mortgage loan on the same terms that were in effect prior to the maturity date. If the lender does not ultimately agree to extend the term of the mortgage loan, we would be required to refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect our financial position and results of operations. In addition, the recent trading price range of the Company’s common stock at a fraction of a penny, has introduced additional difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. At June 30, 2018, the Company had negative working capital of ($7,951,000) compared with negative working capital of ($7,467,000) at the end of 2017.

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

Inventory

Inventory consists of raw materials. Inventory is stated at the lower of cost or net realizable value. Inventory is accounted for on the first-in, first-out method.

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

At June 30, 2018 and December 31, 2017, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $32,000 and $34,000, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 amounted to $2,000 and $2,000, respectively. Amortization expense for the three months ended June 30, 2018 and 2017 amounted to $1,000 and $1,000, respectively.

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

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At June 30, 2018, amortization of the unamortized balance is as follows:

Year Ending	Amount
2018	10,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$161,000

At June 30, 2018 and December 31, 2017, the unamortized balance of this license deposit was $161,000 and $170,000, respectively. The current portion of $19,000 is included in sublicense deposits under current assets and the remainder of the balance is included in non-current sublicense deposits on the accompanying balance sheets at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and 2017, amortization of the license deposit which was recorded as sublicensing fee revenue amounted to $5,000 and $5,000, respectively. For the six months ended June 30, 2018 and 2017, amortization of the license deposit which was recorded as sublicensing fee revenue amounted to $10,000 and $10,000, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

6.	NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based company formed for the purpose of manufacturing CSRV® products (“Coates Power”). Coates Power has not been able to commence operations due to ongoing delays in obtaining necessary support and approval from the Chinese government in spite of continuing efforts by Renown to do so on its behalf. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. As of June 30, 2018, the Company has only received an initial non-refundable deposit of $500,000. Until Coates Power can begin production of CSRV® products for Renown, the Company will not receive any further monies from its sublicense with Renown.

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

The Company received a $131,000 cash deposit with an order from Coates Power to produce two Gen Sets. This amount is included in Deposits in the accompanying balance sheets at June 30, 2018 and December 31, 2017. The Company intends to build and ship these two generators at such time that Coates Power is able to commence production in accordance with the manufacturing license agreement and there is sufficient working capital for this purpose.

7.	OTHER CURRENT ASSETS

Other current assets at June 30, 2018 and December 31, 2017 amounted to $50,000 and $1,000, respectively. The balance at June 30, 2018 included $48,000 for inventory billed, but not received.

8.	INVENTORY

Inventory consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$102,000	$104,000

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consisted of the following:

	June 30, 2018	December 31, 2017
Land	$1,235,000	$1,235,000
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	57,000
	3,028,000	3,028,000
Less: Accumulated depreciation	(1,015,000)	(996,000)
Total	$2,013,000	$2,032,000

Depreciation expense amounted to $9,000 and $11,000 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense amounted to $19,000 and $22,000 for the six months ended June 30, 2018 and 2017, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

10.	MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum, which matured in July 2018. The lender is working with the Company on an extension of the mortgage loan and has not demanded repayment of the balance. As directed by the lender, the Company is continuing to make payments on the mortgage loan on the same terms that were in effect prior to the maturity date. If the lender does not ultimately agree to extend the term of the mortgage loan, the Company would be required to refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect the Company’s financial position and results of operations. Interest expense for the three months ended June 30, 2018 and 2017 amounted to $24,000 and $25,000, respectively. Interest expense for the six months ended June 30, 2018 and 2017 amounted to $48,000 and $50,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at June 30, 2018 and December 31, 2017 was $1,243,000 and $1,273,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

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

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2018	December 31, 2017
Legal and professional fees	$1,495,000	$1,427,000
Accrued interest expense	670,000	582,000
General and administrative expenses	501,000	420,000
Research and development costs	115,000	115,000
Total	$2,781,000	$2,544,000

12.	PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the six months ended June 30, 2018 and 2017, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $47,000 and $19,000, respectively and repaid promissory notes to George J. Coates in the aggregate principal amount of $23,000 and $23,000, respectively. Interest expense for the three months ended June 30, 2018 and 2017 amounted to $15,000 and $12,000, respectively. Interest expense for the six months ended June 30, 2018 and 2017 amounted to $27,000 and $25,000, respectively.

The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At June 30, 2018, the outstanding principal balance was $45,000 and the balance of unpaid accrued interest was $346,000.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. Interest is being imputed on this promissory note at the rate of 10% per annum. During the six months ended June 30, 2018 and 2017, the Company, partially repaid $15,000 and $20,000, respectively of this promissory note. Imputed interest expense for the three months ended June 30, 2018 and 2017, amounted to $35,000 and $36,000, respectively. Imputed interest expense for the six months ended June 30, 2018 and 2017, amounted to $70,000 and $71,000, respectively. At June 30, 2018, the outstanding principal balance was $1,403,000.

Promissory Notes Issued to Bernadette Coates

During the six months ended June 30, 2018 and 2017, the Company issued promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $14,000 and $24,000, respectively. The Company repaid promissory notes to Bernadette Coates in the principal amount of $15,000 and $31,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. Interest expense for the three months ended June 30, 2018 and 2017, amounted to $5,000 and $4,000, respectively. Interest expense for the six months ended June 30, 2018 and 2017, amounted to $12,000 and $7,000, respectively. At June 30, 2018, the outstanding principal balance was $27,000.

Promissory Note Issued to Employee

The Company issued promissory notes to an employee in 2016, aggregating $5,000, which were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. In February 2018, these notes were repaid in full along with accrued interest thereon of $1,000.

The aggregate amount of unpaid accrued interest on all promissory notes to related parties amounting to $452,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2018.

13.	PROMISSORY NOTE

In March 2017, the Company issued a $25,000 promissory note with a maturity date of May 13, 2017. Interest was payable upon maturity in the form of 50,000 shares of unregistered, restricted shares of the Company’s common stock. In addition, the Company agreed to extend warrants held by the lender to purchase 54,199 shares of common stock that were scheduled to expire in 2017 for an additional five years and modify the exercise price to $0.03 per share. On May 5, 2017, the Company prepaid the note in full and issued 43,443 shares of its common stock representing the prorated number of shares for interest on the note, as a result of the prepayment. Interest expense of $4,000 was recorded for issuance of these shares based on the closing trading price on the date of issuance.

14.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which are used for general working capital purposes. At June 30, 2018, there was $351,000 principal amount of convertible promissory notes outstanding. During the six months ended June 30, 2018 and 2017, $325,000 and $670,000 of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 39% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at June 30, 2018 ranged from 85% to 147%. The unamortized discount on the outstanding convertible notes at June 30, 2018 and December 31, 2017 amounted to $60,000 and $141,000, respectively.

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

The following table presents the Company’s fair value hierarchy of financial assets and liabilities measured at fair value at:

	June 30, 2018	December 31, 2017

Level 1 Inputs	$-	$-
Level 2 Inputs	354,000	359,000
Level 3 Inputs	-	-
Total	$354,000	$359,000

Coates International, Ltd.
Notes to Financial Statements - (Continued)

In a series of transactions, during the six months ended June 30, 2018, convertible promissory notes with an aggregate principal balance of $164,000, including accrued interest thereon were converted into 27,066,279 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $29,000 for the six months ended June 30, 2018.

In a series of transactions, during the six months ended June 30, 2017, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 8,324,280 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $161,000 for the six months ended June 30, 2017.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

15.	CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 2,400,000,000 shares of common stock, par value, $0.0001 per share (the “common stock”). At June 30, 2018 and December 31, 2017, there were 72,979,521 and 36,943,242 shares of common stock issued and outstanding, respectively.

Reverse Stock Split

At the close of trading in the Company’s common stock on December 1, 2017, a 1:200 reverse stock split of all of the Company’s shares of common stock, shares of preferred stock, common stock warrants and stock options became effective. Shareholders were paid cash-in-lieu of any fractional shares that would have resulted in connection with the reverse stock split. The reverse stock split was approved by the board of directors and George J. Coates, the majority stockholder by means of a written consent. For purposes of presenting the accompanying financial statements as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018, all balances, transactions and calculations were restated on a pro forma basis as if the reverse stock split occurred prior to the beginning of the year ended December 31, 2017.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

The following common stock transactions occurred during the six months ended June 30, 2018:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $164,000, including accrued interest thereon were converted into 27,066,279 unregistered shares of common stock.

●	In a series of transactions, the Company issued 8,970,000 shares of its common stock to LAM to be sold in the open market in reliance upon an exemption provided for in Section 3(a)(10) of the Securities Act. Proceeds from the sales are to be used to satisfy past-due obligations of the Company previously assigned to LAM. During the six months ended June 30, 2018, Lam has paid $40,000 of the Settlement Amount of the Company’s past due obligations in accordance with the Settlement Agreement.

The following common stock transactions occurred during the six months ended June 30, 2017:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $448,000, including accrued interest thereon were converted into 8,324,430 unregistered shares of common stock.

●	Barry C. Kaye converted 6.86 shares of Series B Convertible Preferred Stock (“Series B”) into 6,860 unregistered, restricted shares of the Company’s common stock.

●	The Company issued 43,443 shares of common stock in payment of interest on a $25,000 promissory note as more fully discussed in Note 13.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 50,000 shares designated, 15,620 and 3,601 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates, which entitle him to 152,620,000 votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

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

During the six months ended June 30, 2018 and 2017, the Company issued 12,019 and 3,351 shares, respectively, of Series A Preferred Stock to George J. Coates representing anti-dilution shares to maintain Mr. Coates’ percentage of eligible votes at 85.7%.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 950,000 and 345,000 shares designated and 381,184 and 228,471 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock, not related to conversions of Series B Convertible Preferred Stock, by these key employees. At June 30, 2018, the fixed ownership percentages were as follows:

1.	George J. Coates – 80.63%

2.	Gregory G. Coates – 6.10%

3.	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The following presents by year, the number of shares of Series B held and the year that they become eligible for conversion into shares of common stock, as of June 30, 2018.

	Total	2018	2019	2020
George J. Coates	352,294	74,506	136,599	141,189
Gregory G. Coates	26,817	5,484	10,646	10,687
Barry C. Kaye	2,073	413	823	837
Total	381,184	80,403	148,068	152,713

For the six months ended June 30, 2018, 141,189, 10,687 and 837 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $545,000, $41,000 and $3,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the three months ended June 30, 2018.

For the six months ended June 30, 2017, 45,381, 3,739 and 293 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $2,925,000, $250,000 and $20,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statement of operations for the six months ended June 30, 2017.

During the six months ended June 30, 2017, Barry C. Kaye converted 6.86 shares of Series B into 6,868 unregistered, restricted shares of the Company’s common stock.

In the event that all of the 381,184 shares of Series B outstanding at June 30, 2018 were converted, once the conversion restrictions lapse, an additional 381,184,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at June 30, 2018, this would dilute the ownership percentage of non-affiliated stockholders from 88.8% to 12.8%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

16. LOSS PER SHARE

At June 30, 2018, there were stock warrants outstanding to purchase 733,393 shares of common stock at exercise prices ranging from $0.10 to $13.50 per share, vested stock options outstanding to acquire 62,351 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share and $385,000 of convertible promissory notes outstanding, which on a pro forma basis assuming all such promissory notes were converted into shares of common stock using the contractual conversion price determined as of the close of trading on the last trading in June 2018, would have been convertible into 197,472,443 shares of common stock

At June 30, 2017, there were stock warrants outstanding to purchase 751,725 shares of common stock at exercise prices ranging from $0.10 to $13.50 per share, vested stock options outstanding to acquire 62,351 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share and $80,000 of convertible promissory notes outstanding, which on a pro forma basis assuming all such promissory notes were converted into shares of common stock using the contractual conversion price determined as of the close of trading on the last trading in June 2017, would have been convertible into 4,843,465 shares of common stock.

For the three and six-month periods ended June 30, 2018 and 2017, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 250,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 250,000 shares of common stock covered by the 2014 Stock Plan. At June 30, 2018, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awards.

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

During the six months ended June 30, 2018 and 2017, no stock options were granted. There were no unvested stock options outstanding at June 30, 2018.

During the six months ended June 30, 2018 and 2017, the Company did not incur any stock-based compensation expense related to employee stock options. At June 30, 2018, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 6/30/18	$5.60 – $88.00	62,500	8	62,500	$36.34	$33.84

No stock options were exercised, forfeited or expired during the six months ended June 30, 2018 and 2017.

The weighted average fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model which requires highly subjective assumptions including the expected stock price volatility. These assumptions were as follows:

●	Historical stock price volatility	139% - 325%
●	Risk-free interest rate	0.21% - 4.64%
●	Expected life (in years)	4
●	Dividend yield	$0.00

The valuation assumptions were determined as follows:

●	Historical stock price volatility: The Company utilized the volatility in the trading of its common stock computed for the 12 months of trading immediately preceding the date of grant.
●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of the grant for a period that is commensurate with the assumed expected option life.
●	Expected life: The expected life of the options represents the period of time options are expected to be outstanding. The Company has very limited historical data on which to base this estimate. Accordingly, the Company estimated the expected life based on its assumption that the executives will be subject to frequent blackout periods during the time that the stock options will be exercisable and based on the Company’s expectation that it will complete its research and development phase and commence its initial production phase. The vesting period of these options was also considered in the determination of the expected life of each stock option grant.
●	No expected dividends.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

18.	INCOME TAXES

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

Deferred tax assets increased by $458,000 and $1,418,000 for the three months ended June 30, 2018 and 2017, respectively. Deferred tax assets increased by $705,000 and $1,627,000 for the six months ended June 30, 2018 and 2017, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at June 30, 2018 and December 31, 2017.  Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2014 through 2016, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the six months ended June 30, 2018 and 2017, there were no penalties or interest related to the Company’s income tax returns.

At June 30, 2018, the Company had available, $21,107,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2038 and $10,723,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2038.

19.	RELATED PARTY TRANSACTIONS

Licensing Agreement for CSRV® System Technology

The Company’s intellectual property rights for the CSRV® System Technology are derived from the licensing agreement with George J. Coates and Gregory G. Coates, as more fully discussed in Note 4. The Company pays for all costs of new patent filings and patent maintenance on intellectual properties licensed to it by George J. Coates and Gregory G. Coates. For the three months ended June 30, 2018 and 2017, these costs amounted to $1,000 and $1,000, respectively. For the six months ended June 30, 2018 and 2017, these costs amounted to $2,000 and $2,000, respectively.

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the six months ended June 30, 2018 and 2017, are discussed in detail in Note 13.

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

Issuances and Conversions of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates during the six months ended June 30, 2018 and 2017, are discussed in detail in Note 15.

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye and shares converted during the six months ended June 30, 2018 and 2017, are discussed in detail in Note 15.

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

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates, Gregory G. Coates and Bernadette Coates, exclusive of stock-based compensation for unregistered, restricted shares of Preferred Stock awarded to George J. Coates and Gregory G. Coates is summarized as follows:

	For the six months ended June 30,
	2018	2017
George J. Coates (a) (b)	$8,000	$18,000
Gregory G. Coates (c) (d)	47,000	10,000

(a)	For the six months ended June 30, 2018 and 2017, George J. Coates earned additional base compensation of $125,000 and $115,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at June 30, 2018 and December 31, 2017, was $1,346,000 and $1,221,000, respectively.

(b)	During the six months ended June 30, 2018 and 2017, George J. Coates was awarded Series A Preferred Stock and Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 15.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

(c)	For the six months ended June 30, 2018 and 2017, Gregory G. Coates earned additional base compensation of $38,000 and $38,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at June 30, 2018 and December 31, 2017, was $180,000 and $143,000, respectively.

(d)	During the six months ended June 30, 2018 and 2017, Gregory G. Coates was awarded Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 15.

The Company had been deferring base compensation for Bernadette Coates, who retired in 2016, until it has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at June 30, 2018 and December 31, 2017, was $242,000.

During the six months ended June 30, 2018 and 2017, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $35,000 and $50,000, respectively. For the six months ended June 30, 2018 and 2017, Mr. Kaye earned compensation of $63,000 and $60,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. During the six months ended June 30, 2018 and 2017, interest accrued on Mr. Kaye’s deferred compensation amounted to $37,000 and $27,000, respectively. At June 30, 2018, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $483,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2018. During the six months ended June 30, 2018 and 2017, Barry C. Kaye was awarded Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 15.

At June 30, 2018 the Company owed deferred compensation to an employee in the amount of $30,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at June 30, 2018.

20.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2018:

	Total	2018	2019
Deferred compensation	$1,797,000	$1,797,000	$-
Promissory notes to related parties	1,477,000	1,477,000	-
Mortgage loan payable	1,243,000	1,243,000	-
Convertible promissory notes	351,000	255,000	96,000
Total	$4,868,000	$4,772,000	$96,000

21.	LITIGATION AND CONTINGENCIES

The Company is not a party to any litigation that is material to its business.

22.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

23.	SUBSEQUENT EVENTS

Conversion of Convertible Promissory Notes

During the period from July 1, 2018 to August 13, 2018, $97,000 principal amount of convertible promissory notes, including accrued interest, was converted into 115,304,620 unregistered, restricted shares of the Company’s common stock.

Issuances and Repayments of Promissory Notes to Related Parties

During the period from July 1, 2018 to August 13, 2018, the Company issued promissory notes to George J. Coates and received aggregate cash proceeds of $8,000. During the period from July 1, 2018 to August 13, 2018, the Company repaid $10,000 and $5,000 of promissory notes to George J. Coates and Gregory G. Coates, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

Deferred Compensation

During the period from July 1, 2018 to August 13, 2018, George J. Coates, Gregory G. Coates, Barry C. Kaye and one employee agreed to additional deferral of their compensation amounting to $30,000, $9,000, $13,000 and $4,000, respectively. During the period from July 1, 2018 to August 13, 2018, Barry C. Kaye was paid compensation of $3,000.

Deposit

On July 23, 2018, the Company entered into a non-binding letter of intent and received a $50,000 refundable deposit for the potential sale of a 3.6-acre undeveloped parcel of land that it is not currently using in its operations at its headquarters facility in New Jersey.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Hydrogen Reactor Technology Based on Hydrogen Gas Owned by George J. Coates

George J. Coates is nearing completion of the latest stage of a 3-year project to develop a hydrogen reactor that generates Hydrogen Gas (H2) from H2O water molecules. Upon completion, the Hydrogen Gas is expected to be able be used to power the Company’s various CSRV® system technology Hydrogen Engines and CSRV® system technology Hydrogen Gen Sets.

Conventional internal combustion engines employing poppet valve assemblies require lubrication and would experience excessive heat and friction if powered with Hydrogen Gas. This, in turn, would cause the engines to burn out in a rather short period of time. The materials and components of the CSRV® engines do not require such lubrication and because of their design, are able to operate relatively trouble-free on Hydrogen Gas as the engine fuel. There can be no assurance that this technology can be developed successfully, or that if developed, it will be feasible to penetrate the internal combustion engine market with this technology.

Applications for patent protection of this technology would be filed upon completion of the research and development. Although at this time no arrangements have been made between us and George J. Coates, owner of the technology, regarding licensing of the hydrogen reactor, Mr. Coates has provided his commitment to license this technology to us to manufacture Hydrogen Gas powered products, once the related patent protection is in place. Accordingly, we do not currently have any rights to manufacture, use, sell and distribute the hydrogen reactor technology, should it become commercially feasible to manufacture and distribute products powered by the Hydrogen Gas fuel. We have been responsible for all costs incurred to date related to the development of this technology.

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

As discussed above, we plan to primarily devote our resources for the remainder of 2018 to completing development of CSRV® Hydrogen Engines and Gen Sets.

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

Our ability to establish such manufacturing operations, recruit plant workers, finance initial manufacturing inventories and fund capital expenditures is highly dependent on our ability to successfully raise substantial new working capital in an amount and at a pace which matches our business plans. Potential sources of such new working capital include (i) licensing fees from new sublicensing agreements, (ii) positive working capital generated from sales of our CSRV® products and (iii) issuances of promissory notes to related parties and issuances of convertible notes. Although we have been successful in raising sufficient working capital to continue our ongoing operations, we have encountered very challenging credit and equity investment markets and have not been able to raise sufficient new working capital to enable us to commence production of our Gen Sets. There can be no assurance that we will be successful in raising adequate new working capital or even any new working capital to carry out our business plans.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Our principal business activities and efforts during the three months ended June 30, 2018 and 2017, were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas and (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations.

Although we incurred substantial net losses for the three months ended June 30, 2018 and 2017 of ($1,668,402) and ($3,972,436), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($128,813) and ($406,514) in 2018 and 2017, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash losses incurred in 2018 and 2017 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the three months ended June 30, 2018 and 2017.

Sublicensing fee revenue for the three months ended June 30, 2018 and 2017 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the three months ended June 30, 2018 and 2017 were devoted to the ongoing development of the Hydrogen Reactor technology. Research and development expenses increased by $35,545 to $93,756 from $58,211 in 2017 as more time and expenses were devoted to the Hydrogen Reactor project in the 2018 period.

Stock-based Compensation Expense

Stock-based compensation expense decreased by $1,726,181 to $1,294,049 for the three months ended June 30, 2018 from $3,020,230 for the three months ended June 30, 2017. This decrease was primarily due to a decrease in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

Compensation and Benefits

Compensation and benefits decreased by $49,681 to $44,499 for the three months ended June 30, 2018 from $94,180 for the three months ended June 30, 2017. This decrease was primarily due to a $34,800 increase in the amount of compensation allocated from compensation and benefits expense to research and development costs in the 2018 period and an $18,014 decrease in compensation and benefits in 2018 from the retirement of Bernadette Coates.

General and Administrative Expenses

General and administrative expenses increased by $139,497 to $163,767 for the three months ended June 30, 2018 from $24,270 for the three months ended June 30, 2017. This net increase in 2018 resulted from increases in legal and professional fees of $119,200 resulting from $95,658 of settlement adjustments to legal and accounting fees in 2017 and an increase in legal fees related to real estate transactions in 2018, investor relations costs of $16,217, miscellaneous taxes of $4,103 and a reduction in all other expenses, net of ($23).

Depreciation and Amortization

Depreciation and amortization expense decreased to $10,002 for the three months ended June 30, 2018 from $12,249 for the three months ended June 30, 2017.

Loss from Operations

A loss from operations of ($1,601,273) was incurred for the three months ended June 30, 2018 compared with a loss from operations of ($3,204,340) for the three months ended June 30, 2017. The $1,598,267 decrease in the amount of the loss from operations in 2018 was primarily attributable to the decrease in non-cash, stock-based compensation expense of $1,726,181, partially offset by a $139,497 increase in general and administrative expenses.

Other Income (Expense)

Decrease (Increase) in Estimated Fair Value of Embedded Derivative Liabilities

The estimated fair value of embedded derivative liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended June 30, 2018 and 2017, other income (expense) was recorded to reflect the decrease (increase) in the fair value of embedded derivative liabilities of $142,623 and ($112,110), respectively.

Loss on Conversion of Convertible Notes

For the three months ended June 30, 2018 and 2017, the Company realized a non-cash loss on conversion of convertible notes of ($7,908) and ($149,118), respectively.

Interest Expense

Interest expense decreased to ($201,844) for the three months ended June 30, 2018 from ($506,868) in 2017. Interest expense in 2018 consisted of non-cash interest related to convertible promissory notes of $99,741, interest on amounts due to related parties of $74,217, mortgage loan interest of $24,028 and other interest of $3,858.

Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $402,106, interest on promissory notes to related parties of $80,695, mortgage interest of $16,657 and other interest of $7,410.

Deferred Taxes

For the three months ended June 30, 2018 and 2017, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended June 30, 2018, we incurred a net loss of ($1,668,402) or a basic net loss of ($0.03) per share, as compared with net loss of ($3,972,436) or a basic net loss of ($0.20) per share for the three months ended June 30, 2017. The $2,304,034 decrease in the amount of the net loss was primarily attributable to a decrease in non-cash, stock-based compensation expense of $1,726,181, a decrease in the estimated fair value of embedded derivative liabilities of $254,733, a decrease in the loss on conversion of convertible notes of $141,210 and a decrease in interest expense of $305,024, partly offset by a $139,497 increase in general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Our principal business activities and efforts during the six months ended June 30, 2018 and 2017 were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas and (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations.

Although we incurred substantial net losses for the six months ended June 30, 2018 and 2017 of ($3,008,522) and ($4,819,604), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($267,637) and ($551,041) in 2018 and 2017, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash losses incurred in 2018 and 2017 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the six months ended June 30, 2018 and 2017.

Sublicensing fee revenue for the six months ended June 30, 2018 and 2017 amounted to $9,600 and $9,600, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the six months ended June 30, 2018 and 2017 were devoted to the ongoing development of the Hydrogen Reactor technology. Research and development expenses decreased by $101,353 to $95,245 from $196,598 in 2017 as research and development efforts were only undertaken during the second quarter of 2018.

Stock-based Compensation Expense

Stock-based compensation expense decreased by $1,328,123 to $1,883,433 for the six months ended June 30, 2018 from $3,211,556 for the six months ended June 30, 2017. This decrease was primarily due to a decrease in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

Compensation and Benefits

Compensation and benefits decreased by $45,091 to $180,836 for the six months ended June 30, 2018 from $225,927 for the six months ended June 30, 2017. This decrease was primarily due to a $36,029 reduction in 2018 due to the retirement of Bernadette Coates and a $5,700 increase in the amount of compensation allocated from compensation and benefits expense to research and development costs in the 2018 period.

General and Administrative Expenses

General and administrative expenses increased by $143,372 to $286,481 for the six months ended June 30, 2018 from $143,109 for the six months ended June 30, 2017. This net increase in 2018 resulted from increases in legal and professional fees of $126,127 resulting from $95,658 of settlement adjustments to legal and accounting fees in 2017 and an increase in legal fees related to real estate transactions in 2018, investor relations costs of $15,524, property taxes and insurance of $5,153, building expenses of $4,531, miscellaneous taxes of $4,103 and all other expenses, net of $1,226, partially offset by decreases in utilities of ($6,086), miscellaneous expenses of ($3,891) and financing costs of ($3,315) .

Depreciation and Amortization

Depreciation and amortization expense decreased to $21,009 for the six months ended June 30, 2018 from $24,497 for the six months ended June 30, 2017.

Loss from Operations

A loss from operations of ($2,457,404) was incurred for the six months ended June 30, 2018 compared with a loss from operations of ($3,792,087) for the six months ended June 30, 2017. The $1,334,683 decrease in the amount of the loss from operations in 2018 was primarily attributable to the decrease in non-cash, stock-based compensation expense of $1,328,123, a $101,353 decrease in research and development costs and a $45,091 decrease in compensation and benefits, partially offset by a $143,372 increase in general and administrative expenses.

Other Expenses

Decrease (Increase) in Estimated Fair Value of Embedded Derivative Liabilities

The estimated fair value of embedded derivative liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the six months ended June 30, 2018 and 2017, other income (expense) was recorded to reflect the decrease (increase) in the fair value of embedded derivative liabilities of $4,915 and ($163,387), respectively.

Loss on Conversion of Convertible Notes

For the six months ended June 30, 2018 and 2017, the Company realized a non-cash loss on conversion of convertible notes of ($28,586) and ($160,747), respectively.

Interest Expense

Interest expense decreased to ($527,447) for the six months ended June 30, 2018 from ($703,383) in 2017. Interest expense in 2018 consisted of non-cash interest related to convertible promissory notes of $327,915, interest on amounts due to related parties of $146,026, mortgage loan interest of $47,815 and other interest of $5,691.

Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $506,396, interest on amounts due to related parties of $130,937, mortgage loan interest of $50,131 and other interest of $15,919.

Deferred Taxes

For the six months ended June 30, 2018 and 2017, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the six months ended June 30, 2018, we incurred a net loss of ($3,008,522) or a basic net loss of ($0.06) per share, as compared with net loss of ($4,819,604) or a basic net loss of ($0.27) per share for the six months ended June 30, 2017. The $1,811,082 decrease in the net loss in 2018 was primarily attributable to the decrease in non-cash, stock-based compensation expense of $1,328,123, a $175,936 decrease in interest expense, a $168,302 decrease in other expense related to the change in the embedded derivative liability, a $132,161 decrease in the loss on conversion of convertible notes, a $101,353 decrease in research and development costs and a $45,091 decrease in compensation and benefits, partially offset by a $143,372 increase in general and administrative expenses.

Liquidity and Capital Resources

Our cash position at June 30, 2018 was $8,100, an increase of $1,293 from the cash position of $6,807 at December 31, 2017. We had negative working capital of ($7,951,248) at June 30, 2018, which represents a decrease in our working capital of ($484,249) compared to the ($7,466,999) of negative working capital at December 31, 2017. Our current liabilities of $8,111,828 at June 30, 2018, increased by $533,804 from $7,578,024 at December 31, 2017. This net increase resulted from (i) a $194,243 increase in the carrying amount of convertible promissory notes, net of unamortized discount, (ii) a $176,060 increase in deferred compensation payable, (iii) a $236,711 increase in accounts payable and accrued liabilities, (iv) a $3,230 increase in promissory notes to related parties, partially offset by (v) a ($41,525) decrease in the current portion of sublicense deposits, (vi) repayment of ($30,000) of principal of the mortgage loan payable and (vii) a ($4,915) net decrease in the derivative liability related to convertible promissory notes.

Major outlays of cash during the six months ended June 30, 2018 and 2017 were for repayments of principal and interest on the mortgage loan, repayments of loans from related parties, patent maintenance expenses, employee compensation and benefits, legal and professional fees, property taxes, financing costs, investors relations expenses and other general and administrative expenses.

Net Cash Flows Used in Operating Activities

Operating activities utilized cash of ($267,637) for the six months ended June 30, 2018, a decrease of $283,404 from the cash utilized for operating activities of ($551,041) for the six months ended June 30, 2017. Cash utilized by operating activities for the six months ended June 30, 2018 resulted from (i) a cash basis net loss of ($614,569), after adding back (deducting) non-cash stock-based compensation expense of $1,883,433, interest accrued, but not paid of $475,440, a non-cash loss on conversion of convertible notes of $28,587, depreciation and amortization of $21,009, other non-cash licensing income of ($280,459), a decrease in embedded derivative liabilities related to convertible notes of ($4,915) and non-cash licensing revenues of ($4,800) and (ii) changes in current assets and liabilities, including a decrease in inventory of $1,446, an increase in other assets of ($49,709), an increase of $219,135 in accounts payable and accrued liabilities and an increase in deferred compensation payable of $176,060.

Net Cash Used in Investing Activities

No cash was used in investing activities for the six months ended June 30, 2018 and 2017.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018, amounted to $268,930, a decrease of ($294,054) from the cash provided by financing activities of $562,984 for the six months ended June 30, 2017. This was comprised of proceeds from issuances of convertible promissory notes aggregating $295,700 and issuances of promissory notes to related parties of $60,730, partially offset by partial repayments of principal and interest on promissory notes to related parties of ($57,500) and principal repayments of ($30,000) on a mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, amounting to an accumulated deficit of ($76,721,732) as of June 30, 2018 and had a stockholders’ deficiency of ($6,546,041). In addition, our mortgage loan which had a principal balance of $1,243,158 at June 30, 2018, matured in July 2018. The lender is working with us on an extension of the mortgage loan and has not demanded repayment of the balance. As directed by the lender, we are continuing to make payments on the mortgage loan on the same terms that were in effect prior to the maturity date. If the lender does not ultimately agree to extend the term of the mortgage loan, we would be required to refinance the property with another mortgage lender, if possible. Failure to do so could adversely affect our financial position and results of operations. Further, the recent trading price range of our common stock at a fraction of a penny, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

Potential sources of working capital and new funding being pursued by us include (i) issuances of promissory notes to related parties and convertible promissory notes, (ii) licensing fees for CSRV® industrial generators, (iii) proceeds from a pending sale of an undeveloped portion of the land comprising our headquarters facility, (iv) new equity investments, (v) new borrowing arrangements and (vi) proceeds from sales of CSRV® Gen Sets. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

At June 30, 2018, current liabilities amounted to $8,111,828 comprised of deferred compensation of $1,797,382, promissory notes due to related parties aggregating $1,475,639, legal and professional fees of $1,494,684, a mortgage loan amounting to $1,243,158, accrued interest expense of $669,869, accrued general and administrative expenses of $501,302, a derivative liability related to convertible promissory notes of $354,081, convertible promissory notes, net of unamortized discount of $291,059, unearned revenues of $150,595, accrued research and development expenses of $114,859 and a sublicense deposit of $19,200.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2018:

	Total	2018	2019

Deferred compensation	$1,797,382	$1,797,382	$-
Promissory notes to related parties	1,475,639	1,475,639	-
Mortgage loan payable	1,243,158	1,243,158	-
Convertible promissory notes	351,186	254,686	96,500
Total	$4,867,365	$4,770,865	$96,500

Critical Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements for the period ended June 30, 2018, which are contained in this filing and notes to financial statements for the year ended December 31, 2017, which are contained in our 2017 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

New Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date. We intend to adopt this standard in the first quarter of 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the six months ended June 30, 2018 were exempt from registration pursuant to Section 4(a)(2), Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Section 3(a)10 of the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $163,662, including accrued interest thereon were converted into 27,066,279 unregistered shares of common stock. The net proceeds from the original issuances of convertible promissory notes were used for general working capital purposes.

●	In a series of transactions, the Company issued 8,970,000 shares of its common stock to Livingston Asset Management (“LAM”) to be sold in the open market in reliance upon an exemption provided for in Section 3(a)(10) of the Securities Act. Proceeds from the sales are to be used to satisfy past-due obligations of the Company previously assigned to LAM.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Conversion from a Delaware Corporation to a Nevada Corporation, as filed with the Secretary of State of Nevada on May 9, 2018.	10-Q	3.1	05/14/2018
3.2	Articles of Incorporation, as filed with the Secretary of State of Nevada on May 9, 2018.	10-Q	3.2	05/14/2018
3.3	Certificate of Designation of Preferred Stock, as filed with the Secretary of State of Nevada on May 9, 2018.	10-Q	3.3	05/14/2018
3.4	By-Laws of Coates International, Ltd., dated May 9, 2018.	10-Q	3.4	05/14/2018
10.1	Convertible Promissory Note issued to Power Up Lending Group, Ltd., dated May 25, 2018.	8-K	10.1	05/30/2018
10.2	Securities Purchase Agreement between the Registrant and Power Up Lending Group, Ltd., dated May 25, 2018.	8-K	10.2	05/30/2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X
101.DE	XBRL Taxonomy Extension Definition Linkbase Document				X

*In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: August 13, 2018	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)

