Form 10-Q
period 2018-09-30
COATES INTERNATIONAL LTD \DE\
filed 2018-11-09
CIK 948426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐ No ☒

As of November 8, 2018, the Registrant had 915,268,263 shares of its common stock, par value $0.0001 per share issued and outstanding.

COATES INTERNATIONAL, LTD.

QUARTERLY REPORT ON FORM 10-Q

CONTENTS

SEPTEMBER 30, 2018

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Coates International, Ltd.

Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$17,726	$6,807
Inventory	102,164	103,610
Other current assets	50,799	608
Total Current Assets	170,689	111,025
Property, plant and equipment, net	2,004,553	2,031,684
Deferred licensing costs, net	30,669	33,882
Total Assets	$2,205,911	$2,176,591

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$2,806,192	$2,544,002
Deferred compensation payable	1,892,211	1,621,322
Promissory notes to related parties	1,437,445	1,472,409
Derivative liability related to convertible promissory notes	311,047	358,996
Deposit on sale of property	200,000	-
Convertible promissory notes, net of unamortized discount	159,172	96,816
Unearned revenues	150,595	150,595
Current portion of mortgage loan payable	60,000	1,273,158
Sublicense deposits	19,200	60,725
Total Current Liabilities	7,035,862	7,578,024
Non-current portion of mortgage loan payable	1,180,490	-
Non-current portion of sublicense deposits	635,100	607,975
Total Liabilities	8,851,452	8,185,999

Commitments and Contingencies	-	-

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 100,000,000 and 350,000,shares authorized at September 30, 2018 and December 31, 2017, respectively:
Series A Preferred Stock, 1,000,000 and 5,000 shares designated, 15,620 and 3,601 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	16	4
Series B Convertible Preferred Stock, 10,000,000 and 345,000 shares designated, 3,261,396 and 228,471 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,261	228
Common Stock, $0.0001 par value, 2,400,000,000 and 120,000,000 shares authorized, 577,968,318 and 36,943,242 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	57,797	3,694
Additional paid-in capital	71,341,235	67,699,876
Accumulated deficit	(78,047,850)	(73,713,210)
Total Stockholders’ Deficiency	(6,645,541)	(6,009,408)
Total Liabilities and Stockholders’ Deficiency	$2,205,911	$2,176,591

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Sublicensing fee revenue	$4,800	$4,800	$14,400	$14,400
Total Revenues	4,800	4,800	14,400	14,400
Expenses:
Research and development costs	99,435	-	194,680	196,598
Stock-based compensation expense	819,483	1,715,597	2,702,916	4,927,152
Compensation and benefits	45,492	156,171	226,328	382,098
General and administrative expenses	147,283	101,977	433,764	245,087
Depreciation and amortization	11,342	12,249	32,351	36,746
Total Operating Expenses	1,123,035	1,985,994	3,590,039	5,787,681
Loss from Operations	(1,118,235)	(1,981,194)	(3,575,639)	(5,773,281)
Other Expenses:
Decrease (increase) in estimated fair value of embedded derivative liabilities	44,491	(118,570)	49,406	(281,957)
Loss on conversion of convertible notes	(40,492)	(84,625)	(69,078)	(245,372)
Interest expense, net	(211,882)	(266,064)	(739,329)	(969,447)
Total other expenses	(207,883)	(469,259)	(759,001)	(1,496,776)
Loss Before Income Taxes	(1,326,118)	(2,450,453)	(4,334,640)	(7,270,057)
Provision for income taxes	-	-	-	-
Net Loss	$(1,326,118)	$(2,450,453)	$(4,334,640)	$(7,270,057)

Basic net loss per share	$(0.01)	$(0.09)	$(0.04)	$(0.35)
Basic weighted average shares outstanding	245,993,739	26,990,814	116,958,625	20,816,989
Diluted net loss per share	$(0.01)	$(0.09)	$(0.04)	$(0.35)
Diluted weighted average shares outstanding	245,993,739	26,990,814	116,958,625	20,816,989

The accompanying notes are an integral part of these financial statements.

Coates International Ltd.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Net Cash Used in Operating Activities	$(483,317)	$(663,268)

Net Cash Used in Investing Activities	-	-

Cash Flows Provided by Financing Activities:
Issuance of convertible promissory notes	374,200	723,300
Deposit received on sale of property	200,000	-
Issuance of promissory notes to related parties	68,230	60,340
Issuance of common stock under equity purchase agreements	-	42,944
Issuance of promissory note	-	30,000
Repayment of promissory notes and accrued interest to related parties	(103,194)	(122,000)
Repayment of mortgage loan	(45,000)	(45,000)
Repayment of promissory notes	-	(30,000)
Net Cash Provided by Financing Activities	494,236	659,584
Net Increase (Decrease) in Cash	10,919	(3,684)
Cash, beginning of period	6,807	9,163
Cash, end of period	$17,726	$5,479

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$81,084	$135,960

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of convertible promissory notes	$420,503	$449,614

The accompanying notes are an integral part of these financial statements.

Coates International, Ltd.

Notes to Financial Statements

September 30, 2018

(All amounts rounded to thousands of dollars)

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Nature of Organization

Coates International, Ltd. (the “Company” or “CIL”) has acquired the exclusive licensing rights to the patented Coates spherical rotary valve (“CSRV®”) system technology in North America, Central America and South America (the “CSRV® License”). The CSRV® system technology has been developed over a period of more than 20 years by the Company’s founder George J. Coates, President and Chief Executive Officer, and his son Gregory G. Coates. The CSRV® system technology is adaptable for use in piston-driven internal combustion engines of many types and has been patented in the United States and numerous countries throughout the world. The Company is endeavoring to raise working capital to commence production of hydrogen gas and natural gas powered CSRV® industrial electric power generator sets (“Gen Sets”) and is also seeking to enter into sublicense agreements with third party, original equipment manufacturers (“OEM’s”) which provide for licensing fees. George J. Coates is also continuing with research and development of a hydrogen reactor to harvest Hydrogen Gas from water with the intent to power the Company’s products, including large industrial Gen Sets. George J. Coates, owner of the hydrogen reactor technology, has committed to license this technology to the Company to manufacture Hydrogen Gas powered products, once the related patent protection is in place.

Management believes the CSRV® engines provide the following advantages as compared to conventional internal combustion engines designed with “poppet valves”:

●	Improved fuel efficiency
●	Lower levels of harmful emissions
●	Adaptability to numerous types of engine fuels
●	Longer engine life
●	Longer intervals between engine servicing

The CSRV® system technology is designed to replace the intake and exhaust conventional “poppet valves” currently used in almost all piston-driven, automotive, truck, motorcycle, marine and electric power generator engines, among others. Unlike conventional valves which protrude into the engine combustion chamber, the CSRV® system technology utilizes spherical valves that rotate in a cavity formed between a two-piece cylinder head. The CSRV® system technology utilizes significantly fewer moving parts than conventional poppet valve assemblies. As a result of these design improvements, management believes that engines incorporating the CSRV® system technology (“CSRV® Engines”) will last significantly longer and will require less lubrication over the life of the engine, as compared to conventional engines. In addition, CSRV® Engines can be designed with larger openings into the engine cylinder than with conventional valves so that more fuel and air can be inducted into, and expelled from the cylinder in a shorter period of time. Larger valve openings permit higher revolutions-per-minute (RPM’s) and permit higher compression ratios with lower combustion chamber temperatures, allowing the Coates Engine® to produce more power than equivalent conventional engines. The extent to which CSRV® Engines operating with the CSRV® system technology achieve (i) higher RPM’s, (ii) greater volumetric efficiency and (iii) higher thermal efficiency than conventional engines, is a function of the engine design and application.

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

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2018, had a stockholders’ deficiency of ($6,646,000). In addition, the recent trading price range of the Company’s common stock at a fraction of a penny has introduced additional difficulty to the Company’s challenge to secure needed additional working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost control program intended to restrict variable costs to only those expenses that are necessary to complete its activities related to entering the production phase of operations, develop additional commercially feasible applications of the CSRV® system technology, seek additional sources of working capital and cover general and administrative costs in support of such activities. The Company has been actively undertaking efforts to secure new sources of working capital. This could include the balance due at closing consisting of cash proceeds of $1,100,000, less closing costs, if the contingent sale of a portion of the land owned by the Company is consummated, as more fully discussed in Note 9. At September 30, 2018, the Company had negative working capital of ($6,865,000) compared with negative working capital of ($7,467,000) at the end of 2017.

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

At September 30, 2018 and December 31, 2017, deferred licensing costs, comprised of expenditures for patent costs incurred pursuant to the CSRV® licensing agreement, net of accumulated amortization, amounted to $31,000 and $34,000, respectively. Amortization expense for the three months ended September 30, 2018 and 2017 amounted to $1,000 and $1,000, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 amounted to $3,000 and $3,000, respectively.

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

In prior years, the Company received a non-refundable $300,000 deposit on the Canadian License. As the Company continues to be desirous of commencing shipments of its CSRV® products to Almont under the sublicense at such time that it is able to start up production operations, it has continued to amortize this deposit into income over the period until expiration of the last CSRV® system technology patent in force. At September 30, 2018, amortization of the unamortized balance is as follows:

Year Ending	Amount
2018	5,000
2019	19,000
2020	19,000
2021	19,000
Thereafter	94,000
$156,000

At September 30, 2018 and December 31, 2017, the unamortized balance of this license deposit was $156,000 and $170,000, respectively. The current portion of $19,000 is included in sublicense deposits under current liabilities and the remainder of the balance is included in non-current sublicense deposits on the accompanying balance sheets at September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, amortization of the license deposit which was recorded as sublicensing fee revenue amounted to $5,000 and $5,000, respectively. For the nine months ended September 30, 2018 and 2017, amortization of the license deposit which was recorded as sublicensing fee revenue amounted to $14,000 and $14,000, respectively.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

6. NON-EXCLUSIVE DISTRIBUTION SUBLICENSE WITH RENOWN POWER DEVELOPMENT, LTD.

In February 2015, the Company granted a non-exclusive distribution sublicense to Renown Power Development, Ltd., a China-based sales and distribution company (“Renown”) covering the territory defined as the Western Hemisphere. Under this sublicense, Renown will be permitted to sell, lease and distribute CSRV® products. Renown intends to source CSRV® products from Coates Power, Ltd., a China-based company formed for the purpose of manufacturing CSRV® products (“Coates Power”). Coates Power has not been able to commence operations due to ongoing delays in obtaining necessary support and approval from the Chinese government in spite of continuing efforts by Renown to do so on its behalf. This has been and continues to be a long, arduous process because the government is addressing this at a very slow pace. As of September 30, 2018, the Company has only received an initial non-refundable deposit of $500,000. Until Coates Power can begin production of CSRV® products for Renown, the Company will not receive any further monies from its sublicense with Renown.

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

The Company received a $131,000 cash deposit with an order from Coates Power to produce two Gen Sets. This amount is included in Unearned Revenues in the accompanying balance sheets at September 30, 2018 and December 31, 2017. The Company intends to build and ship these two generators at such time that Coates Power is able to commence production in accordance with the manufacturing license agreement and there is sufficient working capital for this purpose.

7. OTHER CURRENT ASSETS

Other current assets at September 30, 2018 and December 31, 2017 amounted to $51,000 and $1,000, respectively. The balance at September 30, 2018, included $48,000 for inventory billed, but not received.

8. INVENTORY

Inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$102,000	$104,000

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, consisted of the following:

	September 30, 2018	December 31, 2017
Land	$540,015	$1,235,000
Land held for sale under contract	695,000	-
Building	964,000	964,000
Building improvements	83,000	83,000
Machinery and equipment	689,000	689,000
Furniture and fixtures	57,000	57,000
	3,028,000	3,028,000
Less: Accumulated depreciation	(1,024,000)	(996,000)
Total	$2,004,000	$2,032,000

Coates International, Ltd.

Notes to Financial Statements - (Continued)

In August 2018, the Company entered into a contract to sell a 3.6-acre parcel of undeveloped land that is part of the 6.4 total acres of land comprising its headquarters facility in New Jersey. The sales price for this parcel is $1,300,000 and the sale is subject to successfully obtaining a zoning variance and subdivision of the land into two land parcels (the “Sale Contingencies”). The Company received a $200,000 refundable deposit. The balance of the sales price is payable at closing of title. Concurrently with execution of the contract, the Company executed a $200,000 mortgage note payable to the purchaser which has been placed in escrow for the benefit of the purchaser in the event that the requisite Sale Contingencies are not satisfied within 120 days, unless this period is extended by the purchaser. The 120-day period may be extended up to four times at the option of the purchaser, each such extension for 30 additional days. During the period that the mortgage loan is held in escrow, it will not be interest-bearing, nor will a lien be recorded on the land parcel. If the Sale Contingencies are not satisfied within the contractual times frame, including any extensions, then the sales contract would be cancelled. The Company then has the option of returning the $200,000 deposit, in which case, the mortgage loan would be cancelled. If the deposit is not returned by the Company, then the mortgage loan would be released from escrow and the related lien on the property would be recorded. From this point forward, the mortgage loan would bear interest at the rate of 7.5% per annum and be payable in quarterly installments over a five-year period.

Depreciation expense amounted to $10,000 and $11,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense amounted to $28,000 and $33,000 for the nine months ended September 30, 2018 and 2017, respectively.

10. MORTGAGE LOAN PAYABLE

The Company has a mortgage loan on the land and building that serves as its headquarters and research and development facility which bears interest at the rate of 7.5% per annum, and matures in July 2023. In July 2018, the Company entered into a 5-year mortgage extension agreement with the existing lender and paid the lender $12,000 in financing related costs which were added to the outstanding balance of the mortgage loan. Interest expense for the three months ended September 30, 2018 and 2017 amounted to $24,000 and $25,000, respectively. Interest expense for the nine months ended September 30, 2018 and 2017 amounted to $72,000 and $75,000, respectively. The loan requires monthly payments of interest, plus $5,000 which is being applied to the principal balance. The remaining principal balance at September 30, 2018 and December 31, 2017 was $1,240,000 and $1,273,000, respectively. The mortgage loan may be prepaid in whole, or, in part, at any time without penalty.

The loan is collateralized by a security interest in all of the Company’s assets, the pledge of 25,000 shares of common stock of the Company owned by George J. Coates, which were deposited into escrow for the benefit of the lender and the personal guarantee of George J. Coates. The Company is not permitted to create or permit any secondary mortgage liens or similar liens on the property or improvements thereon without prior consent of the lender.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	September 30, 2018	December 31, 2017
Legal and professional fees	$1,528,000	$1,427,000
Accrued interest expense	622,000	582,000
General and administrative expenses	542,000	420,000
Research and development costs	115,000	115,000
Total	$2,807,000	$2,544,000

Coates International, Ltd.

Notes to Financial Statements - (Continued)

12. PROMISSORY NOTES TO RELATED PARTIES

Promissory Notes Issued to George J. Coates

During the nine months ended September 30, 2018 and 2017, the Company issued, in a series of transactions, promissory notes to George J. Coates and received cash proceeds of $55,000 and $24,000, respectively and repaid promissory notes to George J. Coates in the aggregate principal amount of $50,000 and $23,000, respectively. Interest expense for the three months ended September 30, 2018 and 2017 amounted to $17,000 and $13,000, respectively. Interest expense for the nine months ended September 30, 2018 and 2017 amounted to $44,000 and $38,000, respectively.

The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. At September 30, 2018, the outstanding principal balance was $25,000 and the balance of unpaid accrued interest was $362,000.

Promissory Note Issued to Gregory G. Coates

The Company has a non-interest bearing promissory note due to Gregory G. Coates which is payable on demand. Interest is being imputed on this promissory note at the rate of 10% per annum. During the nine months ended September 30, 2018 and 2017, the Company, partially repaid $31,000 and $20,000, respectively of this promissory note. Imputed interest expense for the three months ended September 30, 2018 and 2017, amounted to $35,000 and $36,000, respectively. Imputed interest expense for the nine months ended September 30, 2018 and 2017, amounted to $105,000 and $107,000, respectively. At September 30, 2018, the outstanding principal balance was $1,387,000.

Promissory Notes Issued to Bernadette Coates

During the nine months ended September 30, 2018 and 2017, the Company issued promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $14,000 and $36,000, respectively. The Company repaid promissory notes to Bernadette Coates in the principal amount of $17,000 and $31,000, respectively. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly. Interest expense for the three months ended September 30, 2018 and 2017, amounted to $6,000 and $4,000, respectively. Interest expense for the nine months ended September 30, 2018 and 2017, amounted to $18,000 and $11,000, respectively. At September 30, 2018, the outstanding principal balance was $25,000 and the balance of unpaid accrued interest was $113,000.

Promissory Note Issued to Employee

The Company issued promissory notes to an employee in 2016, aggregating $5,000, which were payable on demand and provided for interest at the rate of 17% per annum, compounded monthly. In February 2018, these notes were repaid in full along with accrued interest thereon of $1,000.

The aggregate amount of unpaid accrued interest on all promissory notes to related parties amounting to $475,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2018.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

14. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE LIABILITY

From time to time, the Company issues convertible promissory notes, the proceeds of which are used for general working capital purposes. At September 30, 2018, there was $193,000 principal amount of convertible promissory notes outstanding. During the nine months ended September 30, 2018 and 2017, $410,000 and $778,000 of convertible promissory notes were issued, respectively. Outstanding notes may be converted into unregistered shares of the Company’s common stock at a discount ranging from 30% to 39% of the defined trading price of the common stock on the date of conversion. The defined trading prices are based on the trading price of the stock during a defined period ranging from ten to twenty-five trading days immediately preceding the date of conversion. The conversion rate discount establishes a beneficial conversion feature (“BCF”) or unamortized discount, which is required to be valued and accreted to interest expense over the six-month period until the conversion of the notes into restricted shares of common stock is permitted. In addition, the conversion formula meets the conditions that require accounting for convertible notes as derivative liability instruments. The effective interest rate on the outstanding convertible notes at September 30, 2018 ranged from 85% to 147%. The unamortized discount on the outstanding convertible notes at September 30, 2018 and December 31, 2017 amounted to $34,000 and $82,000, respectively.

The convertible notes generally become convertible, in whole, or in part, beginning on the six-month anniversary of the issuance date and may be prepaid at the option of the Company, with a prepayment penalty ranging from 15% to 50% of the principal amount of the convertible note at any time prior to becoming eligible for conversion.

One convertible promissory note with an aggregate outstanding balance of $8,000 is convertible in monthly installments in an amount determined by the noteholder, plus accrued interest. The Company may elect, at its option to repay each monthly installment in whole, or in part, in cash, without penalty. The amount of each installment not paid in cash is converted into shares of the Company’s common stock. This convertible note also requires that the conversion price be remeasured 23 trading days after the conversion shares are originally delivered. If the remeasured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

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

The following table presents the Company’s fair value hierarchy of financial assets and liabilities measured at fair value at:

	September 30, 2018	December 31, 2017

Level 1 Inputs	$-	$-
Level 2 Inputs	311,000	359,000
Level 3 Inputs	-	-
Total	$311,000	$359,000

In a series of transactions, during the nine months ended September 30, 2018, convertible promissory notes with an aggregate principal balance of $421,000, including accrued interest thereon were converted into 532,055,076 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $69,000 for the nine months ended September 30, 2018.

In a series of transactions, during the nine months ended September 30, 2017, convertible promissory notes with an aggregate principal balance of $604,000, including accrued interest thereon were converted into 14,810,763 unregistered shares of common stock. The Company incurred a loss on these conversions amounting to $245,000 for the nine months ended September 30, 2017.

At September 30, 2018, the Company had reserved 1,015,452,881 shares of its unissued common stock for conversion of convertible promissory notes.

The Company made the private placement of these securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon any other exemption from the registration requirements of the Act, as applicable.

15. CAPITAL STOCK

Common Stock

The Company’s common stock is traded on OTC Pink Sheets. Investors can find real-time quotes and market information for the Company at www.otcmarkets.com market system under the ticker symbol COTE. The Company is authorized to issue up to 2,400,000,000 shares of common stock, par value, $0.0001 per share (the “common stock”). At September 30, 2018 and December 31, 2017, there were 577,968,318 and 36,943,242 shares of common stock issued and outstanding, respectively.

Reverse Stock Split

At the close of trading in the Company’s common stock on December 1, 2017, a 1:200 reverse stock split of all of the Company’s shares of common stock, shares of preferred stock, common stock warrants and stock options became effective. Shareholders were paid cash-in-lieu of any fractional shares that would have resulted in connection with the reverse stock split. The reverse stock split was approved by the board of directors and George J. Coates, the majority stockholder by means of a written consent. For purposes of presenting the accompanying financial statements as of September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018, all balances, transactions and calculations were restated on a pro forma basis as if the reverse stock split occurred prior to the beginning of the year ended December 31, 2017.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

Certificate of Validation

On April 2, 2018, the Company filed a certificate of validation with the state of Delaware which had retroactive effect to the close of trading in the Corporation’s common stock on December 1, 2017, in order to:

(i)	cure certain technical, procedural defects related to the 1:200 reverse stock split, which became effective at the close of trading on December 1, 2017,

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

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

The following common stock transactions occurred during the nine months ended September 30, 2018:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $421,000, including accrued interest thereon were converted into 532,055,076 unregistered shares of common stock.

●	In a series of transactions, the Company issued 8,970,000 shares of its common stock to LAM to be sold in the open market in reliance upon an exemption provided for in Section 3(a)(10) of the Securities Act. Proceeds from the sales are to be used to satisfy past-due obligations of the Company previously assigned to LAM. During the nine months ended September 30, 2018, Lam has paid $40,000 of the Settlement Amount of the Company’s past due obligations in accordance with the Settlement Agreement.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

The following common stock transactions occurred during the nine months ended September 30, 2017:

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $604,000, including accrued interest thereon were converted into 14,810,763 unregistered shares of common stock.

●	Barry C. Kaye converted 6.86 shares of Series B Convertible Preferred Stock (“Series B”) into 6,860 unregistered, restricted shares of the Company’s common stock.

●	The Company issued 43,443 shares of common stock in payment of interest on a $25,000 promissory note as more fully discussed in Note 13.

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

There are two series of Preferred Stock that have been designated to date from the total 100,000,000 authorized shares of Preferred Stock. These are as follows:

●	Series A Preferred Stock, par value $0.001 per share (“Series A”), 1,000,000 and 50,000 shares designated, 15,620 and 3,601 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. Shares of Series A entitle the holder to 10,000 votes per share on all matters brought before the shareholders for a vote. These shares are not entitled to receive dividends or share in distributions of capital and have no liquidation preference. All outstanding shares of Series A are owned by George J. Coates, which entitle him to 152,620,000 votes in addition to his voting rights from the shares of common stock and the shares of Series B he holds.

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

During the nine months ended September 30, 2018 and 2017, the Company issued 12,019 and 3,351 shares, respectively, of Series A Preferred Stock to George J. Coates representing anti-dilution shares to maintain Mr. Coates’ percentage of eligible votes at 85.7%.

●	Series B Convertible Preferred Stock, par value $0.001 per share, 10,000,000 and 345,000 shares designated and 3,261,396 and 228,471 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Shares of Series B do not earn any dividends and may be converted at the option of the holder at any time beginning on the second annual anniversary date after the date of issuance into 1,000 unregistered shares of the Company’s common stock. Holders of the Series B are entitled to one thousand votes per share held on all matters brought before the shareholders for a vote.

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

Coates International, Ltd.

Notes to Financial Statements - (Continued)

The Company provides anti-dilution protection for certain of its key employees. For each new share of common stock issued by the Company to non-Coates family members in the future, additional shares of Series B will be issued to maintain their fixed ownership percentage of the Company. The fixed ownership percentage is adjusted for acquisitions and dispositions of common stock, not related to conversions of Series B Convertible Preferred Stock, by these key employees. At September 30, 2018, the fixed ownership percentages were as follows:

1.	George J. Coates – 80.63%

2.	Gregory G. Coates – 6.10%

3.	Barry C. Kaye – 0.048%

These anti-dilution provisions do not apply to new shares of common stock issued in connection with exercises of employee stock options, a secondary public offering of the Company’s securities or a merger or acquisition.

The following presents by year, the number of shares of Series B held and the year that they become eligible for conversion into shares of common stock, as of September 30, 2018.

	Total	2018	2019	2020
George J. Coates	3,015,159	74,506	136,599	2,804,054
Gregory G. Coates	228,384	5,484	10,646	212,254
Barry C. Kaye	17,853	413	823	16,617
Total	3,261,396	80,403	148,068	3,032,925

For the nine months ended September 30, 2018, 2,804,054, 212,254 and 16,617 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $1,221,000, $92,000 and $7,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statements of operations for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, 92,031, 7,270 and 570 shares of Series B were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, having an estimated fair value of $4,511,000, $370,000 and $29,000, respectively. These amounts were included in stock-based compensation expense in the accompanying statements of operations for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, Barry C. Kaye converted 6.86 shares of Series B into 6,860 unregistered, restricted shares of the Company’s common stock.

In the event that all of the 3,261,396 shares of Series B outstanding at September 30, 2018 were converted, once the conversion restrictions lapse, an additional 3,261,396,000 new restricted shares of common stock would be issued. On a pro forma basis, based on the number of shares of common stock outstanding at September 30, 2018, this would dilute the ownership percentage of non-affiliated stockholders from 99.4% to 12.8%.

To the extent that additional shares of Series B are issued under the anti-dilution plan, the non-affiliated stockholders’ percentage ownership of the Company would be further diluted.

Coates International, Ltd.

Notes to Financial Statements - (Continued)

16. LOSS PER SHARE

At September 30, 2018, there were stock warrants outstanding to purchase 731,736 shares of common stock at exercise prices ranging from $0.10 to $13.50 per share, vested stock options outstanding to acquire 62,351 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share and $125,000 of convertible promissory notes outstanding eligible for conversion, which on a pro forma basis assuming all such promissory notes, eligible for conversion, were converted into shares of common stock using the contractual conversion price determined as of the close of trading on the last trading in September 2018, would have been convertible into 459,433,619 shares of common stock.

At September 30, 2017, there were stock warrants outstanding to purchase 751,725 shares of common stock at exercise prices ranging from $0.10 to $13.50 per share, vested stock options outstanding to acquire 62,351 shares of common stock at exercise prices ranging from $5.60 to $88.00 per share. None of the convertible promissory notes outstanding were eligible for conversion.

For the three and nine-month periods ended September 30, 2018 and 2017, none of the potentially issuable shares of common stock were assumed to be converted because the Company incurred a net loss in those periods and the effect of including them in the calculation of earnings per share would have been anti-dilutive.

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

The Company established a 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”) which was adopted by the Company’s board on May 30, 2014. On March 2, 2015, the 2014 Stock Plan, by consent of George J. Coates, majority shareholder, was adopted by our shareholders. The 2014 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, if any. Under the 2014 Stock Plan, the Company may grant ISO’s, non-statutory options, restricted stock and other stock-based awards. ISO’s may be granted only to employees of the Company. A total of 250,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 2014 Stock Plan. The maximum number of shares with respect to which awards may be granted during any one year to any employee under the 2014 Stock Plan shall not exceed 25% of the 250,000 shares of common stock covered by the 2014 Stock Plan. At September 30, 2018, none of the shares of common stock authorized under the 2014 Stock Plan had been granted as stock options or awards.

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

During the nine months ended September 30, 2018 and 2017, no stock options were granted. There were no unvested stock options outstanding at September 30, 2018.

During the nine months ended September 30, 2018 and 2017, the Company did not incur any stock-based compensation expense related to employee stock options. At September 30, 2018, all stock-based compensation expense related to outstanding stock options had been fully recognized.

Details of the stock options outstanding under the Company’s Stock Option Plans are as follows:

	Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Per Stock Option at Date of Grant
Balance, 9/30/18	$5.60 – $88.00	62,500	8	62,500	$36.34	$33.84

No stock options were exercised, forfeited or expired during the nine months ended September 30, 2018 and 2017.

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

Deferred tax assets increased by $235,000 and $701,000 for the three months ended September 30, 2018 and 2017, respectively. Deferred tax assets increased by $940,000 and $2,151,000 for the nine months ended September 30, 2018 and 2017, respectively. These amounts were fully offset by a corresponding increase in the tax valuation allowance resulting in no net change in deferred tax assets, respectively, during these periods.

No liability for unrecognized tax benefits was required to be reported at September 30, 2018 and December 31, 2017.  Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2015 through 2017, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate that adjustments, if any, will result in a material change to its financial position. For the nine months ended September 30, 2018 and 2017, there were no penalties or interest related to the Company’s income tax returns.

At September 30, 2018, the Company had available, $21,139,000 of net operating loss carryforwards which may be used to reduce future federal taxable income, expiring between 2018 and 2038 and $10,757,000 of net operating loss carryforwards which may be used to reduce future state taxable income, expiring between 2029 and 2038.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

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

Issuances and Repayments of Promissory Notes to Related Parties

Issuances and repayments of promissory notes to related parties during the nine months ended September 30, 2018 and 2017, are discussed in detail in Note 12.

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

Issuances and Conversions of Preferred Stock

Shares of Series A Preferred Stock awarded to George J. Coates during the nine months ended September 30, 2018 and 2017, are discussed in detail in Note 15.

Shares of Series B Convertible Preferred Stock awarded to George J. Coates, Gregory G. Coates and Barry C. Kaye and shares converted during the nine months ended September 30, 2018 and 2017, are discussed in detail in Note 15.

Personal Guaranty and Stock Pledge

In connection with the Company’s mortgage loan on the Company’s headquarters facility, George J. Coates has pledged certain of his shares of common stock of the Company to the extent required by the lender and provided a personal guaranty as additional collateral.

Compensation and Benefits Paid

The approximate amount of compensation and benefits, all of which were approved by the board, paid to George J. Coates and Gregory G. Coates, exclusive of stock-based compensation for unregistered, restricted shares of Preferred Stock awarded to George J. Coates and Gregory G. Coates is summarized as follows:

	For the nine months ended September 30,
	2018	2017
George J. Coates (a) (b)	$13,000	$22,000
Gregory G. Coates (c) (d)	71,000	34,000

(a)	For the nine months ended September 30, 2018 and 2017, George J. Coates earned additional base compensation of $188,000 and $178,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at September 30, 2018 and December 31, 2017, was $1,408,000 and $1,221,000, respectively.

Coates International, Ltd.
Notes to Financial Statements - (Continued)

(b)	During the nine months ended September 30, 2018 and 2017, George J. Coates was awarded Series A Preferred Stock and Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 15.

(c)	For the nine months ended September 30, 2018 and 2017, Gregory G. Coates earned additional base compensation of $56,000 and $91,000, respectively, payment of which is being deferred until the Company has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at September 30, 2018 and December 31, 2017, was $199,000 and $180,000, respectively.

(d)	During the nine months ended September 30, 2018 and 2017, Gregory G. Coates was awarded Series B Converted Preferred Stock for anti-dilution. The details are presented in Note 15.

The Company had been deferring base compensation for Bernadette Coates, who retired in 2016, until it has sufficient working capital. The total amount of deferred compensation included in the accompanying balance sheets at September 30, 2018 and December 31, 2017, was $242,000.

During the nine months ended September 30, 2018 and 2017, Barry C. Kaye, Treasurer and Chief Financial Officer was paid compensation of $50,000 and $53,000, respectively. For the nine months ended September 30, 2018 and 2017, Mr. Kaye earned compensation of $91,000 and $85,000, respectively, which was not paid and is being deferred until the Company has sufficient working capital to remit payment to him. During the nine months ended September 30, 2018 and 2017, interest accrued on Mr. Kaye’s deferred compensation, at the rate of 17% per annum, compounded monthly, amounted to $58,000 and $43,000, respectively. At September 30, 2018, the total amount of Mr. Kaye’s unpaid, deferred compensation, including accrued interest thereon, was $517,000. This amount is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2018. During the nine months ended September 30, 2018 and 2017, Barry C. Kaye was awarded Series B Convertible Preferred Stock for anti-dilution. The details are presented in Note 15.

At September 30, 2018 the Company owed deferred compensation to an employee in the amount of $45,000, payment of which is being deferred until the Company has sufficient working capital. This amount is included in deferred compensation in the accompanying balance sheet at September 30, 2018.

Agreements with a Director

The Company is a party to two agreements with The Whitworth Group, an entity controlled by Richard Whitworth, a member of the Company’s board of directors. One agreement provides for the payment of fees, plus reasonable out-of-pocket expenses incurred, to The Whitworth Group upon a successful debt or equity capital raise from a lender and/or investor identified by The Whitworth Group and not previously known by the Company, as follows:

●	6% of the first million dollars received at closing

Coates International, Ltd.
Notes to Financial Statements - (Continued)

●	4% of the second million dollars received at closing

●	3% of the third million dollars received at closing

●	2% of the fourth million dollars received at closing, and

●	1% of the balance of funds above $4,000,000 received at closing

The other agreement provides for payment of a fee to The Whitworth Group for introducing prospective customers to the Company equal to 10% of the net amount of sales realized from such prospect, plus reasonable out-of-pocket expenses incurred.

No payments have been made under either of these agreements to date.

20. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and commitments at September 30, 2018:

	Total	2018	2019	2020	2021	2022
Deferred compensation	$1,892,000	$1,892,000	$-	$-	$-	$-
Promissory notes to related parties	1,438,000	1,438,000	-	-	-
Mortgage loan payable	1,180,000	60,000	60,000	60,000	60,000	940,000
Convertible promissory notes	193,000	117,000	76,000	-	-	-
Total	$4,703,000	$3,507,000	$136,000	$60,000	$60,000	$940,000

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

Coates International, Ltd.
Notes to Financial Statements - (Continued)

23. SUBSEQUENT EVENTS

Issuance of Convertible Promissory Note

During the period from October 1, 2018 to November 9, 2018, the Company issued a back-end convertible promissory note and received net proceeds of $50,000, after transaction costs. This note was immediately eligible for conversion into shares of the Company's common stock at a conversion price equal to 70% of the trading price, as defined, of the Company's common stock over a specified trading period prior to the date of conversion. This convertible note also requires that the conversion price be remeasured 23 trading days after the conversion shares are originally delivered. If the remeasured conversion price is lower, then the Company is required to issue additional conversion shares to the noteholder.

Conversion of Convertible Promissory Notes

During the period from October 1, 2018 to November 9, 2018, $57,000 principal amount of convertible promissory notes, including accrued interest, was converted into 337,299,945 unregistered, restricted shares of the Company’s common stock.

Issuance of Anti-dilution Shares

During the period from October 1, 2018 to November 9, 2018, the Company issued 755,946, 57,221 and 4,484 shares of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively, representing anti-dilution shares related to newly issued shares of common stock. The estimated fair value of these shares was $129,000, $10,000 and $1,000, respectively.

Issuances and Repayments of Promissory Notes to Related Parties

During the period from October 1, 2018 to November 9, 2018, the Company issued promissory notes to George J. Coates and Bernadette Coates and received aggregate cash proceeds of $5,000 and $2,000, respectively. During the period from October 1, 2018 to November 9, 2018, the Company repaid $7,000 of a promissory note to Gregory G. Coates.

Deferred Compensation

During the period from October 1, 2018 to November 9, 2018, George J. Coates, Gregory G. Coates, Barry C. Kaye and one employee agreed to additional deferral of their compensation amounting to $29,000, $9,000, $12,000 and $4,000, respectively. During the period from October 1, 2018 to November 9, 2018, Barry C. Kaye was paid compensation of $7,000.

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

Hydrogen Reactor Technology Based on Hydrogen Gas Owned by George J. Coates

George J. Coates is continuing his effort to complete a project to develop a hydrogen reactor that generates Hydrogen Gas (H2) from H2O water molecules. Upon completion, the Hydrogen Gas is expected to be able be used to power the Company’s various CSRV® system technology Hydrogen Engines and CSRV® system technology Hydrogen Gen Sets.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Our principal business activities and efforts during the three months ended September 30, 2018 and 2017, were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas and (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations.

Although we incurred substantial net losses for the three months ended September 30, 2018 and 2017 of ($1,326,118) and ($2,450,453), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($215,681) and ($112,228) in 2018 and 2017, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash losses incurred in 2018 and 2017 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the three months ended September 30, 2018 and 2017.

Sublicensing fee revenue for the three months ended September 30, 2018 and 2017 amounted to $4,800 and $4,800, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the three months ended September 30, 2018 and 2017 were devoted to the ongoing development of the Hydrogen Reactor technology. Research and development expenses for the three months ended September 30, 2018, were $99,435 primarily related to the Hydrogen Reactor project. There were no research and development activities in the third quarter of 2017.

Stock-based Compensation Expense

Stock-based compensation expense decreased by $896,114 to $819,483 for the three months ended September 30, 2018 from $1,715,597 for the three months ended September 30, 2017. This decrease was primarily due to a decrease in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

Compensation and Benefits

Compensation and benefits decreased by $110,679 to $45,492 for the three months ended September 30, 2018 from $156,171 for the three months ended September 30, 2017. This decrease was primarily due to a $94,200 increase in the amount of compensation allocated from compensation and benefits expense to research and development costs in the 2018 period and an $18,011 decrease in compensation and benefits in 2018 from the retirement of Bernadette Coates.

General and Administrative Expenses

General and administrative expenses increased by $45,306 to $147,283 for the three months ended September 30, 2018 from $101,977 for the three months ended September 30, 2017. This net increase in 2018 resulted from increases in legal and professional fees of $52,410 resulting from $95,658 of settlement adjustments to legal and accounting fees in 2017 and an increase in legal fees related to real estate transactions in 2018 and financing costs of $5,359, partially offset by a ($10,890) decrease in patent maintenance costs and a decrease in all other expenses, net of ($1,573).

Depreciation and Amortization

Depreciation and amortization expense decreased to $11,342 for the three months ended September 30, 2018 from $12,249 for the three months ended September 30, 2017.

Loss from Operations

A loss from operations of ($1,118,235) was incurred for the three months ended September 30, 2018 compared with a loss from operations of ($1,981,194) for the three months ended September 30, 2017. The $862,959 decrease in the amount of the loss from operations in 2018 was primarily attributable to decreases in non-cash, stock-based compensation expense of $896,114 and compensation and benefits of $110,679 partially offset by a $45,306 increase in general and administrative expenses.

Other Income (Expense)

Decrease (Increase) in Estimated Fair Value of Embedded Derivative Liabilities

The estimated fair value of embedded derivative liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the three months ended September 30, 2018 and 2017, other income (expense) was recorded to reflect the decrease (increase) in the fair value of embedded derivative liabilities of $44,491 and ($118,570), respectively.

Loss on Conversion of Convertible Notes

For the three months ended September 30, 2018 and 2017, the Company realized a non-cash loss on conversion of convertible notes of ($40,492) and ($84,625), respectively.

Interest Expense

Interest expense decreased to ($211,882) for the three months ended September 30, 2018 from ($266,064) in 2017. Interest expense in 2018 consisted of non-cash interest related to convertible promissory notes of $106,869, interest on amounts due to related parties and deferred compensation of $78,867, mortgage loan interest of $23,734 and other interest of $2,412.

Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $172,394, interest on promissory notes to related parties and deferred compensation of $67,080, mortgage interest of $24,885 and other interest of $1,705.

Deferred Taxes

For the three months ended September 30, 2018 and 2017, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the three months ended September 30, 2018, we incurred a net loss of ($1,326,118) or a basic net loss of ($0.01) per share, as compared with net loss of ($2,450,453) or a basic net loss of ($0.09) per share for the three months ended September 30, 2017. The $1,124,335 decrease in the amount of the net loss was primarily attributable to a decrease in loss from operations of $862,959, a decrease in the estimated fair value of embedded derivative liabilities of $163,061, a decrease in the loss on conversion of convertible notes of $44,133 and a decrease in interest expense of $54,182.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Our principal business activities and efforts during the nine months ended September 30, 2018 and 2017 were devoted to (i) applying the CSRV® system technology to optimally fuel industrial engines with hydrogen gas and (ii) undertaking efforts to raise additional working capital in order to fund ongoing operations.

Although we incurred substantial net losses for the nine months ended September 30, 2018 and 2017 of ($4,334,640) and ($7,270,057), respectively, it is important to consider that a substantial portion of these losses resulted from non-cash expenses required to be recorded for financial reporting purposes in accordance with GAAP. These net losses should be considered in view of the fact that actual cash used in operating activities amounting to ($483,317) and ($663,268) in 2018 and 2017, respectively, was significantly less than these reported net losses. The differences between the reported net losses and actual cash losses incurred in 2018 and 2017 are described in detail in the section “Liquidity and Capital Resources”.

Revenue

There were no sales for the nine months ended September 30, 2018 and 2017.

Sublicensing fee revenue for the nine months ended September 30, 2018 and 2017 amounted to $14,400 and $14,400, respectively. Sublicensing fees are being recognized by amortizing the license deposit of $300,000 on the Canadian License over the approximate remaining life of the last CSRV® technology patent in force.

Expenses

Research and Development Expenses

Research and development activities for the nine months ended September 30, 2018 and 2017 were devoted to the ongoing development of the Hydrogen Reactor technology. Research and development expenses decreased by $1,918 to $194,680 from $196,598 in 2017.

Stock-based Compensation Expense

Stock-based compensation expense decreased by $2,224,236 to $2,702,916 for the nine months ended September 30, 2018 from $4,927,152 for the nine months ended September 30, 2017. This decrease was primarily due to a decrease in issuances of Series B Convertible Preferred Stock to George J. Coates, Gregory G. Coates and Barry C. Kaye, for anti-dilution.

Compensation and Benefits

Compensation and benefits decreased by $155,770 to $226,328 for the nine months ended September 30, 2018 from $382,098 for the nine months ended September 30, 2017. This decrease was primarily due to a $99,900 increase in the amount of compensation allocated from compensation and benefits expense to research and development costs in the 2018 period and a $54,040 reduction in 2018 due to the retirement of Bernadette Coates.

General and Administrative Expenses

General and administrative expenses increased by $188,677 to $433,764 for the nine months ended September 30, 2018 from $245,087 for the nine months ended September 30, 2017. This net increase in 2018 resulted from increases in legal and professional fees of $178,536 resulting from $95,658 of settlement adjustments to legal and accounting fees in 2017 and an increase in legal fees related to real estate transactions in 2018, investor relations costs of $14,816, property taxes and insurance of $5,981, miscellaneous taxes of $4,049, building expenses of $3,281, financing costs of $2,045 and all other expenses, net of $646, partially offset by decreases in patent maintenance costs of $ ($11,015), utilities of ($6,268) and miscellaneous expenses of ($3,394) .

Depreciation and Amortization

Depreciation and amortization expense decreased to $32,351 for the nine months ended September 30, 2018 from $36,746 for the nine months ended September 30, 2017.

Loss from Operations

A loss from operations of ($3,575,639) was incurred for the nine months ended September 30, 2018 compared with a loss from operations of ($5,773,281) for the nine months ended September 30, 2017. The $2,197,642 decrease in the amount of the loss from operations in 2018 was primarily attributable to the decrease in non-cash, stock-based compensation expense of $2,224,236 and a decrease in compensation and benefits of $155,770, partially offset by a $188,677 increase in general and administrative expenses.

Other Expenses

Decrease (Increase) in Estimated Fair Value of Embedded Derivative Liabilities

The estimated fair value of embedded derivative liabilities, which relates to outstanding convertible promissory notes, is remeasured at each balance sheet date. For the nine months ended September 30, 2018 and 2017, other income (expense) was recorded to reflect the decrease (increase) in the fair value of embedded derivative liabilities of $49,406 and ($281,957), respectively.

Loss on Conversion of Convertible Notes

For the nine months ended September 30, 2018 and 2017, the Company realized a non-cash loss on conversion of convertible notes of ($69,078) and ($245,372), respectively.

Interest Expense

Interest expense decreased to ($739,329) for the nine months ended September 30, 2018 from ($969,447) in 2017. Interest expense in 2018 consisted of non-cash interest related to convertible promissory notes of $434,784, interest on amounts due to related parties and deferred compensation of $224,893, mortgage loan interest of $71,548 and other interest of $8,104.

Interest expense in 2017 consisted of non-cash interest related to convertible promissory notes of $678,790, interest on amounts due to related parties and deferred compensation of $198,017, mortgage loan interest of $75,016 and other interest of $17,624.

Deferred Taxes

For the nine months ended September 30, 2018 and 2017, the change in deferred taxes was fully offset by a valuation allowance, resulting in a $-0- net income tax provision.

Net Loss

For the nine months ended September 30, 2018, we incurred a net loss of ($4,334,640) or a basic net loss of ($0.04) per share, as compared with net loss of ($7,270,057) or a basic net loss of ($0.35) per share for the nine months ended September 30, 2017. The $2,935,417 decrease in the net loss in 2018 was primarily attributable to the decrease in the loss from operations of $2,197,642, a $331,363 decrease in the change in embedded derivative liability, a $176,294 decrease in the loss on conversion of convertible notes and a $230,118 decrease in interest expense.

Liquidity and Capital Resources

Our cash position at September 30, 2018 was $17,726, an increase of $10,919 from the cash position of $6,807 at December 31, 2017. We had negative working capital of ($6,865,173) at September 30, 2018, which represents a reduction in the amount of our negative working capital of $601,826 compared to the ($7,466,999) of negative working capital at December 31, 2017. Our current liabilities of $7,035,862 at September 30, 2018, decreased by $542,162 from $7,578,024 at December 31, 2017. This net decrease resulted from (i) reclassification of $1,168,159 of the mortgage loan payable from current liabilities to non-current liabilities upon extending the mortgage loan maturity date by five years, (ii) reclassification of $41,525 of sublicense deposits to non-current liabilities, (iii) a $47,949 decrease in the derivative liability related to convertible promissory notes, (iv) repayment of $45,000 of principal of the mortgage loan payable and (v) a $34,964 net decrease in promissory notes to related parties, partially offset by (vi) a $270,889 increase in deferred compensation payable, (vii) a $262,190 increase in accounts payable and accrued liabilities, (viii) a $200,000 increase in deposit on sale of property and (ix) a $62,356 increase in the carrying amount of convertible promissory notes, net of unamortized discount.

Major outlays of cash during the nine months ended September 30, 2018 and 2017 were for repayments of principal and interest on the mortgage loan, repayments of loans from related parties, patent maintenance expenses, employee compensation and benefits, legal and professional fees, property taxes, financing costs, investors relations expenses and other general and administrative expenses.

Net Cash Flows Used in Operating Activities

Operating activities utilized cash of ($483,318) for the nine months ended September 30, 2018, a decrease of $179,951 from the cash utilized for operating activities of ($663,268) for the nine months ended September 30, 2017. Cash utilized by operating activities for the nine months ended September 30, 2018 resulted from (i) a cash basis net loss of ($935,856), after adding back (deducting) non-cash stock-based compensation expense of $2,702,916, interest accrued, but not paid of $658,245, a non-cash loss on conversion of convertible notes of $69,078, depreciation and amortization of $32,351, a decrease in embedded derivative liabilities related to convertible notes of ($49,406) and non-cash licensing revenues of ($14,400) and (ii) changes in current assets and liabilities, including a decrease in inventory of $1,446, an increase in other assets of ($50,192), an increase of $271,921 in accounts payable and accrued liabilities, a ($41,525) decrease in the current portion of sublicense deposits and an increase in deferred compensation payable of $270,889.

Net Cash Used in Investing Activities

No cash was used in investing activities for the nine months ended September 30, 2018 and 2017.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018, amounted to $494,236, a decrease of ($165,348) from the cash provided by financing activities of $659,584 for the nine months ended September 30, 2017. This was comprised of proceeds from issuances of convertible promissory notes aggregating $374,200, a $200,000 deposit received towards sale of property and issuances of promissory notes to related parties of $68,230, partially offset by partial repayments of principal and interest on promissory notes to related parties of ($103,194) and principal repayments of ($45,000) on a mortgage loan payable.

Going Concern

We have incurred net recurring losses since inception, amounting to an accumulated deficit of ($78,047,850) as of September 30, 2018 and had a stockholders’ deficiency of ($6,645,541). Further, the recent trading price range of our common stock at a fraction of a penny, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. We will need to obtain additional working capital in order to continue to cover our ongoing cash expenses.

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

Potential sources of working capital and new funding being pursued by us include (i) the balance due at closing consisting of cash proceeds of $1,100,000, less closing costs, if the contingent sale of a portion of the land we own is consummated, as more fully discussed in Note 9 to the financial statements, (ii) issuances of promissory notes to related parties and convertible promissory notes, (iii) licensing fees for CSRV® industrial generators, (iv) proceeds from a pending sale of an undeveloped portion of the land comprising our headquarters facility, (v) new equity investments, (vi) new borrowing arrangements and (vii) proceeds from sales of CSRV® Gen Sets. There can be no assurance that we will be successful in securing any of these sources of additional funding. In this event, we may be required to substantially or completely curtail our operations, which could have a material adverse effect on our operations and financial condition.

At September 30, 2018, current liabilities amounted to $7,035,862, comprised of deferred compensation of $1,892,211, promissory notes due to related parties aggregating $1,437,445, legal and professional fees of $1,527,787, accrued interest expense of $621,739, accrued general and administrative expenses of $541,807, a derivative liability related to convertible promissory notes of $311,047, a $200,000 deposit on sale of property, convertible promissory notes, net of unamortized discount of $159,172, unearned revenues of $150,595, accrued research and development expenses of $114,859, a mortgage loan amounting to $60,000 and a sublicense deposit of $19,200.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2018:

	Total	2018	2019	2020	2021	2022
Deferred compensation	$1,892,211	$1,892,211	$-	$-	$-	$-
Promissory notes to related parties	1,437,445	1,437,445	-	-	-
Mortgage loan payable	1,180,490	60,000	60,000	60,000	60,000	940,490
Convertible promissory notes	192,533	117,000	75,533	-	-	-
Total	$4,702,679	$3,506,656	$135,533	$60,000	$60,000	$940,490

Critical Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements for the period ended September 30, 2018, which are contained in this filing and notes to financial statements for the year ended December 31, 2017, which are contained in our 2017 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of securities during the nine months ended September 30, 2018 were exempt from registration pursuant to Section 4(a)(2), Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Section 3(a)10 of the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

●	In a series of transactions, convertible promissory notes with an aggregate principal balance of $420,503, including accrued interest thereon were converted into 532,055,076 unregistered shares of common stock for an average price per share of $0.00079. The net proceeds from the original issuances of convertible promissory notes were used for general working capital purposes.

X

●	In a series of transactions, the Company issued 8,970,000 shares of its common stock to Livingston Asset Management (“LAM”) to be sold in the open market in reliance upon an exemption provided for in Section 3(a)(10) of the Securities Act. Proceeds from the sales are to be used to satisfy past-due obligations of the Company previously assigned to LAM.

●	2,804,054, 212,254 and 16,617 shares of Series B Convertible Preferred Stock were issued to George J. Coates, Gregory G. Coates and Barry C. Kaye, respectively,

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 1.01. Entry into a Material Definitive Agreement.

Real Estate Transaction

In August 2018, the Company entered into a contract to sell a 3.6-acre parcel of undeveloped land that is part of the 6.4 total acres of land comprising its headquarters facility in New Jersey. The sales price for this parcel is $1,300,000 and the sale is subject to successfully obtaining a zoning variance and subdivision of the land into two land parcels (the “Sale Contingencies”). The Company received a $200,000 refundable deposit. The balance of the sales price is payable at closing of title. Concurrently with execution of the contract, the Company executed a $200,000 mortgage note payable to the purchaser which has been placed in escrow for the benefit of the purchaser in the event that the requisite Sale Contingencies are not satisfied within 120 days, unless this period is extended by the purchaser. The 120-day period may be extended up to four times at the option of the purchaser, each such extension for 30 additional days. During the period that the mortgage loan is held in escrow, it will not be interest-bearing, nor will a lien be recorded on the land parcel. If the Sale Contingencies are not satisfied within the contractual times frame, including any extensions, then the sales contract would be cancelled. The Company then has the option of returning the $200,000 deposit, in which case, the mortgage loan would be cancelled. If the deposit is not returned by the Company, then the mortgage loan would be released from escrow and the related lien on the property would be recorded. From this point forward, the mortgage loan would bear interest at the rate of 7.5% per annum and be payable in quarterly installments over a five-year period.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Promissory Notes Issued to George J. Coates

During the nine months ended September 30, 2018, the Company issued, in a series of transactions, promissory notes to George J. Coates (our Chairman of the Board, Chief Executive Officer and President) and received cash proceeds of $55,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

The notes are short-term debt obligation that are material to the Company.

Promissory Notes Issued to Bernadette Coates

During the nine months ended September 30, 2018, the Company issued promissory notes to Bernadette Coates, spouse of George J. Coates and received cash proceeds of $14,000. The promissory notes are payable on demand and provide for interest at the rate of 17% per annum, compounded monthly.

The notes are short-term debt obligation that are material to the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
10.1	Convertible Promissory Note issued to Power Up Lending Group, Ltd., dated August 16, 2018.	X
10.2	Securities Purchase Agreement between the Registrant and Power Up Lending Group, Ltd., dated August 16, 2018.	X
10.3	Contract for Sale of Land from Registrant to W&S Investments, dated August 15, 2018	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema	X
101.CAL	XBRL Taxonomy Calculation Linkbase	X
101.DEF	XBRL Taxonomy Definition Linkbase	X
101.LAB	XBRL Taxonomy Label Linkbase	X
101.PRE	XBRL Taxonomy Presentation Linkbase	X
101.DE	XBRL Taxonomy Extension Definition Linkbase Document	X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COATES INTERNATIONAL, LTD.

Date: November 9, 2018	/s/ George J. Coates
George J. Coates
Duly Authorized Officer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	/s/ Barry C. Kaye
Barry C. Kaye
Duly Authorized Officer, Treasurer and Chief Financial Officer (Principal Financial Officer)

-36-